Form 10-Q
period 1995-03-31
ALLIED RESEARCH CORP
filed 1995-05-15
CIK 3952

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549

                                      Form 10-Q



Mark one
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities
        Exchange Act of 1934

For the period ended	                                   March 31, 1995

OR

(   )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from _____________________ to _________________

				                     Commission File Number
				                              0-2545
				                       ____________________

                  	Allied Research Corporation
	      __________________________________________________
            (Exact name of Registrant as specified in its charter)

	Delaware		                             04-2281015
______________________________			    ___________________________
(State or other jurisdiction of	                      (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 750
Vienna, Virginia                                                 22182
(Address of principal executive offices)		       (Zip Code)

Registrant's telephone number, including area code:          (703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes    X   	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995: 4,404,170.

                          ALLIED RESEARCH CORPORATION

                                     INDEX



	                                                             PAGE
PART I.	FINANCIAL INFORMATION - UNAUDITED	                    NUMBER



	Item 1.	Financial Statements



		Condensed Consolidated Balance Sheets

			December 31, 1994 and March 31, 1995	        2,3



		Condensed Consolidated Statements of Earnings

			Three months ended March 31, 1995 and 1994	   4



		Condensed Consolidated Statements of Cash Flows

			Three months ended March 31, 1995 and 1994	 5,6



		Notes to Condensed Consolidated Financial Statements	   7



	Item 2.	Management's Discussion and Analysis of Financial
                Condition and Results of Operations	                  12



PART II.	OTHER INFORMATION	                                  16

                             Allied Research Corporation

                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                (Thousands of Dollars)

                                       ASSETS

                                     (Unaudited)






                                             March 31, 1995  December 31, 1994


CURRENT ASSETS

    Cash and equivalents, including
     restricted cash                            $   38,639    $  43,606
    Accounts receivable                             16,933       21,805
    Costs and accrued earnings on uncompleted
     contracts                                       9,878        8,391
    Inventories                                      4,322        4,333
    Prepaid expenses                                 1,584        1,004


            Total current assets                    71,356       79,139


PROPERTY, PLANT AND EQUIPMENT - AT COST

    Buildings                                       12,199       11,411
    Machinery and equipment                         31,160       31,118
                                                    43,359       42,529
    Less accumulated depreciation                   28,088       28,155
                                                    15,271       14,374
    Land                                             1,439        1,323


            Total property, plant and equipment     16,710       15,697


OTHER ASSETS

    Deposit - restricted cash                        7,160       6,400
    Intangibles                                      6,938       5,919
    Other                                              109         231

            Total other assets                      14,207      12,550


                                                  $102,273    $107,386

The accompanying notes are an integral part of these statements.

                       	Allied Research Corporation
              	CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
	                   (Thousands of Dollars)
	                        LIABILITIES
	                        (Unaudited)


                                                   March 31, 1995     December 31, 1994

CURRENT LIABILITIES

    Notes payable                                         $   323        $   594
    Current maturities of long-term debt                   28,702         25,802
    Accounts and trade notes payable                       10,779         21,452
    Accrued liabilities                                    13,620         12,427
    Customer deposits                                       2,711          1,534
    Income taxes                                            1,433            883


            Total current liabilities                      57,568         62,692

LONG-TERM DEBT, less current maturities                    15,873         14,108

DEFERRED INCOME TAXES                                         744            765

MINORITY INTEREST                                             197            123


STOCKHOLDERS' EQUITY

    Preferred stock, no par value; authorized, 10,000 shares
      none issued                                                -           -
    Common stock, par value, $.10 per share; authorized
    10,000,000 shares; issued and outstanding 4,404,170
    in 1995 and 4,398,448 in 1994                             440            440
    Capital in excess of par value                         10,678         10,658
    Retained earnings                                      11,965         14,689
    Accumulated foreign currency translation adjustment     4,808          3,911


            Total stockholders' equity                     27,891         29,698


                                                         $102,273       $107,386

The accompanying notes are an integral part of these statements.

	                    Allied Research Corporation
	           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
	                       (Thousands of Dollars)
	                            (Unaudited)


                                            Three months ended March 31
                                                   1995       1994

Revenue                                       $     9,153  $ 25,910


Cost and expenses

    Cost of sales                                   9,050    22,181
    Selling and administrative                      2,269     2,660
    Research and development                          195       521
                                                   11,514    25,362


            Operating income (loss)                (2,361)      548


Other income (deductions)

    Interest expense                                 (794)     (688)
    Interest income                                   820       731
    Other - net                                      (259)       36
                                                     (233)       79


            Earnings (loss) before income taxes    (2,594)      627


Income taxes                                          130       249


            NET EARNINGS (LOSS)              $     (2,724)   $  378


Net income (loss) per common share           $       (.62)   $  .09


Weighted average number of shares               4,398,512  4,464,588

The accompanying notes are an integral part of these statements.

                 	Allied Research Corporation
 	    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	                 (Thousands of Dollars)
	                       (Unaudited)


                                                                        Three months ended March 31
Increase (decrease) in cash and equivalents                                   1995       1994

Cash flows from operating activities

    Net earnings (loss)                                                   $ (2,724)    $      378
    Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities

            Depreciation and amortization                                      472            399
            Changes in assets and liabilities

                (Increase) decrease in

                     Accounts receivable                                     4,302            579
                     Costs and accrued earnings on uncompleted contracts    (1,325)         2,201
                     Inventories                                               (43)           435
                     Prepaid expenses and other assets                        (433)        (1,207)
                Increase (decrease) in

                     Accounts payable, accrued liabilities and
                      customer deposits                                      (9,201)        1,062
                     Income taxes                                               500           268


                            Net cash (used in ) provided by
                               operating activities                          (8,452)        4,115


Cash flows (used in) investing activities

    Capital expenditures                                                       (322)      (1,340)


                            Net cash (used in ) investing activities           (322)      (1,340)


The accompanying notes are an integral part of these statements.

	                Allied Research Corporation
	CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
	                 (Thousands of Dollars)
	                        (Unaudited)


                                                     Three months ended March 31
                                                            1995       1994


Cash flows from financing activities

    Principal payments of long-term debt                     -         (255)
    Net increase in long-term borrowings                    435          -
    Net increase (decrease) in short-term borrowings      1,285      (6,380)
    Stock option/stock plan                                  20          12
    Common shares purchased and retired                      -       (2,346)
    Deposits - restricted cash                             (760)         -


                            Net cash provided by (used in)
                             financing activities           980      (8,969)


Effects of exchange rate changes on cash                  2,827       1,194


                            NET INCREASE (DECREASE) IN
                              CASH AND CASH EQUIVALENTS  (4,967)     (5,000)


Cash and equivalents at beginning of year               43,606      44,641


Cash and equivalents at end of period                  $38,639     $39,641




Supplemental Disclosures of Cash Flow Information

    Cash paid during the period for

        Interest                                     $  1,841  $      930
        Taxes                                             410          11

The accompanying notes are an integral part of these statements.

                 Allied Research Corporation
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1995
                   (Thousands of Dollars)
                        (Unaudited)



NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
		The condensed consolidated balance sheets as of March 31, 1995 and December 31, 1994, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended March 31, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at March 31, 1995 and 1994 have been made.

		Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended March 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

		The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and the Company's wholly-owned subsidiaries, Mecar, S.A. (a Belgian Company), Allied Research Corporation Limited (a United Kingdom Company), Barnes & Reinecke, Inc. (a Delaware Corporation), and ARC Services, Inc. (a Delaware Corporation).

		Mecar, S.A.'s wholly-owned Belgian subsidiaries include, Mecar Immobliere S.A., Sedachim, S.I., as well as its recently acquired Belgian subsidiaries, Tele Technique Generale, Management Export Services, N.V. and VSK Electronics N.V. and its wholly-owned subsidiaries, Classics, B.V.B.A. Dectectia, N.V. and its majority owned subsidiary Belgian Automation Units, N.V. (collectively "The VSK Group"). A minority interest owned by VSK Electronics in Building Control Services, N.V. is accounted for under the equity method.


		The VSK Group acquisition was accounted for as a purchase, and revenue and results of operations from June 1, 1994 (date of acquisition), have been consolidated.

		Significant intercompany transactions have been eliminated in consolidated.


NOTE 3 - ACQUISITION

		On May 31, 1994, the Company's wholly-owned subsidiary, Mecar S.A., acquired The VSK Group, a group of Belgian companies, as well as a minority interest in a Belgian company, for approximately $6,072.

		The companies manufacture, distribute and service an integrated line of industrial security products, including devices such as buildings access control, parking control, intrusion and fire detection and intrusion and fire alarms.

                 Allied Research Corporation
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       March 31, 1995
                   (Thousands of Dollars)
                        (Unaudited)




NOTE 3 - ACQUISITION - Continued

		The acquisition has been accounted for as a purchase and the purchase price in excess of the net assets acquired has been reflected in intangibles. The financial statements include the result of operations since the date of acquisition. Pro forma financial data for these acquisitions prior to the date of acquisition would not have a material affect on reported results.

                Fair value of tangible assets acquired        $7,720
                Liabilities assumed                            6,285
                Net assets acquired                            1,435
                Cash paid                                      6,072

                Excess of cost over assets acquired           $4,637

NOTE 4 - RESTRICTED CASH
		Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets, until the customer accepts delivery. Cash deposits totaling approximately $38,655 ($7,160 of which is classified as a long-term deposit) at March 31, 1995 ($35,848 at December 31, 1994) are restricted or pledged as collateral for various bank agreements and are comprised as follows:

                                                      1995      1994


Credit facility and related term loan agreements     $35,084   $34,542
Other bank guarantees and letters of credit            3,591     1,222
Notes payable                                             -         84

                                                     $38,655   $35,848

NOTE 5 - INVENTORIES
		Inventories consist of the following:
		                    March 31, 1995   December 31, 1994

Raw materials and supplies               $4,322            $4,333

                 Allied Research Corporation
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       March 31, 1995
                   (Thousands of Dollars)
                        (Unaudited)


NOTE 6 - NOTES PAYABLE
		At March 31, 1995 and December 31, 1994, secured short-term loans of $23 and of $94 were outstanding with certain banks.

                BRI has a $1,000 revolving line-of-credit agreement which had an outstanding balance of $300 at March 31, 1995 and $500 as of December 31, 1994. The line bears interest at prime, plus 2% and is secured by BRI's eligible accounts receivable and Allied's guarantee.


NOTE 7 - CREDIT FACILITY

                The Company is obligated under a credit agreement (the Agreement) with a banking pool comprised of four foreign banks that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreement provides for certain bank charges and fees as the line is used, plus an annual fee of approximately 1.1% of guarantees issued. As of March 31, 1995, the credit facility had been fully utilized and guarantees of $5,549 remain outstanding.

		Advances under the credit facility are secured by deposits of $3,592, plus term deposits of $31,492 at March 31 1995 and $31,360 at December 31, 1994, $7,160
                of which is classified as long-term deposit at March 31, 1995 and $6,400 at December 31, 1994. Amounts outstanding are also collateralized by pledges of approximately $25,600 on Mecar's assets, letters of credit and certain funds received under the contracts financed. The Agreement provides for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and the payment of bank fees and charges as defined in the Agreement.

		The term deposits were borrowed to secure approximately $34,500 of financing at the inception of the Agreement.

		The Company is also liable for guarantees and other instruments issued on its behalf by other banks which approximate $4,274 at March 31, 1995, which are collateralized by $3,591 of time deposits.

		Mecar is obligated on a $5,000 mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $600 commencing in January 1996 (except for the annual principal installment in the year 2000 which is approximately $800) and the entire balance matures in 2004. The Company is also obligated on a mortgage on The VSK Group's building which has a balance due of $273 at March 31, 1995. The mortgage is payable in annual installments of $36 plus interest.

                 Allied Research Corporation
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       March 31, 1995
                   (Thousands of Dollars)
                        (Unaudited)


NOTE 7 - LONG-TERM FINANCING - Continued

		Scheduled annual maturities of long-term obligations as of March 31, 1995 are as follows:

                Year                                       Amount

                1995                                       $28,702
                1996                                         8,709
                1997                                           650
                1988                                           634
                1999                                           634
             Thereafter                                      5,246

                                                           $15,873

NOTE 8 - INCOME TAXES
		Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting
                Standards No. 109, "Accounting for Income Taxes" ("SFAS
                No. 109").

                The provision for income taxes differs from the anticipated combined federal and state statutory rates due to operating losses and earnings from foreign subsidiaries.

		The Company's Belgian subsidiaries have unused net operating losses of approximately $20,000 at March 31, 1995, which under Belgian law cannot be carried back but may be carried forward indefinitely, and are subject to annual limitations.

		As of March 31, 1995, the Company had unused foreign tax credit carryforwards of approximately $1,000 which expire through 2009.

		Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries.
                These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $30,000 at March 31, 1995 and December 31, 1994. Determination of the amount of unrecognized deferred tax liabilities is not practicable.


NOTE 9 - EARNINGS (LOSS) PER SHARE

		Stock options outstanding have not been included in the per share computation because there would not be a material effect on earnings (loss) per share.

                 Allied Research Corporation
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       March 31, 1995
                   (Thousands of Dollars)
                        (Unaudited)


NOTE 10 - RESTRUCTURING CHARGE

		In the fourth quarter of 1993, the Company recorded an accrual for restructuring costs totaling $2,883 ($.44 per share after taxes) related to its Belgian manufacturing operations. The charge provides for estimated employee severance, retraining, early retirements and related costs attributable to a planned workforce reduction initiated in late 1993. The company anticipated that it would eliminate over the next years approximately 32 permanent and 120 temporary factory and administrative positions. The reductions were the result of efficiencies implemented over the past several years, current backlog levels and anticipated future workforce requirements for Mecar's core defense operations, as well as those expected to be redeployed as part of prospective diversification ventures. During 1994, the Company increased the provision by $326 to cover additional terminations. As of December 31, 1994, the restructuring has been substantially completed, and the provision has been fully utilized, except for approximately $64 which was disbursed in early 1995.

                   Allied Research Corporation
       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS
                       March 31, 1995
                   (Thousands of Dollars)
                        (Unaudited)



		The Company conducts its business through its wholly-owned subsidiaries: Mecar, S.A., ("Mecar"), a Belgian corporation, and its subsidiaries, Mecar Immobliere, S.A., Sedachim, S.I., as well as Tele Technique Generale, VSK Electronics, N.V., Management Export Services, N.V., Classics, B.V.B.A., Detectia, N.V. and its majority-owned subsidiary Belgian Automation Units, N.V. ("The VSK Group"): Barnes & Reinecke, Inc., ("Barnes") a Delaware corporation, headquarterd in Illinois; Allied Research Corporation Limited,
                ("Limited") a U.K. Company; and ARC Services, Inc., ("Services") a Delaware corporation, headquartered in Vienna, Virginia. This discussion refers to the financial condition and results of operations of the Company on a consolidated basis.

		A minority interest owned by Mecar in Building Control Services, N.V. is accounted for under the equity method.

		Sales

		Revenue for the first three months of 1995 was $9,153, a 65% decrease from the comparable period in 1994, principally due to Mecar's decrease in revenue. Mecar sales were $3,119, or down 87% compared to the period ended March 31, 1994. Barnes revenues were $2,033, up 10% compared to the same period in 1994. Limited and Services did not have revenues this period or in last year's comparable period.

		The decrease in Mecar's sales resulted from the continuing delay in receipt of substantial orders from its principal customers. Barnes' revenues increased in the first quarter of 1995 over the first quarter of 1994 due to an increase in orders, principally from the U.S. Government. The VSK Group contributed $3,944 to Company's revenues for the period ended March 31, 1995; since it was not acquired until the second quarter of 1994, The VSK Group did not contribute to Company's revenues during the first quarter of 1994.

		Backlog

		As of March 31, 1995, the Company's backlog was $40,730 compared with $23,100 at December 31, 1994. The principal reason for the increase in Company backlog is the increase in backlog of The VSK Group from $2,300 to $21,500. The largest components of The VSK Group backlog are 3-5 year contracts to provide security services for various banks in Belgium and France.

		Mecar's backlog at March 31, 1995 was $13,100. While Mecar received miscellaneous contracts aggregating $6,000 during the first quarter of 1995, it received no new orders from its principal customers.

		One of the contracts constituting a major portion of Mecar's backlog is a contract with one of its principal customers. This contract is not yet supported by a fully opened letter of credit. While there has been a good deal of activity in the last few weeks concerning this matter, the letter of credit has not yet been fully opened. Management continues to expect that it will be fully opened in the next few weeks.

                 Allied Research Corporation
       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS
                       March 31, 1995
                   (Thousands of Dollars)
                        (Unaudited)



		Operating Costs and Expenses

		Cost of sales for the first three months of 1995 were approximately $9,050 or 99% of sales as compared to $22,181 or 86% for the first three months of 1994. The increase is primarily due to the reduced amounts of revenue realized in 1995.

		Selling and administrative expenses were approximately $2,269 or 25% of revenues for the three months ended March 31, 1995 as compared to $2,660 or 10% for the three months ended March 31, 1994. This increase reflects the increased costs incurred for the foreign and domestic diversification plans, long-term business development programs and reduced amounts of revenue.

		Research and Development

		Research and development expenses were 2% as a ratio of sales for the three month period ended March 31, 1995
                and 1994.   The actual cost decrease is due to lower
                expenditures by Mecar and Services for development of its demilitarization process.

		Operating Results

		There was an operating loss of $2,361 for the first three months or 26% of revenues for the quarter ended March 31, 1995. This compares with an operating income of $548 or 2.1% of revenue for the three months ended March 31, 1994. This decline is primarily because of lower revenue at Mecar.

		Interest Expense

		Interest expense for the first three months of 1995 increased, compared to the same period in 1994, as a result of increased rates, borrowing levels and the impact of exchange rates.

		Interest Income

		Interest income increased as a result of rate changes, funds available for investment and the impact of exchange rates.

		Other - Net

		For the three months ended March 31, 1995, Other - Net represents primarily currency losses, net of currency gains, resulting from foreign currency transactions.

                 Allied Research Corporation
       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS
                       March 31, 1995
                   (Thousands of Dollars)
                        (Unaudited)



		Subsequent Event

		In April 1995, a storage bunker exploded at Mecar, damaging inventory and storage facilities as well as the primary loading facility. Property damage is currently estimated at less than $4,000. The damage precluded
                Mecar from shipping completed products and caused Mecar to temporarily lay-off in excess of 200 employees.
                Mecar has submitted claims under its casualty and business interruption insurance policies. One of the insurers has provided notice to Mecar of its intent to deny coverage for the accident; the other insurers have neither admitted nor denied coverage. At the request of the insurers, a Belgian court has appointed a technical expert to investigate the cause of the explosion and ordered him to report his preliminary findings by mid-June 1995. As a result, insurance benefits have not yet been provided to Mecar and there can be no assurance that any such benefits will be provided in the near-term future. Products completed at the time of the explosion are currently scheduled to be shipped in the next two weeks. Some laid-off workers have returned to work; it is currently anticipated that Mecar will resume manufacturing operations June 1, 1995; and the primary loading facility should be usable on or about July 1, 1995. The employees have agreed to forego the annual
                July vacation period; accordingly, operations should continue throughout the summer months. The cessation of business operations has had and will continue to have an adverse effect on Mecar's cash flow.

		Liquidity and Capital Resources

		During the first three months of 1995 and throughout 1994, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. At March 31, 1995, the Company had unrestricted cash (i.e., cash not required by the terms of the bank agreement to collateralize contracts) of approximately $7,000. Due to the reduced amount of unrestricted cash, Mecar is limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates. The Company's ability to satisfy its operating and capital requirements continues to be dependent upon its ability to generate positive cash flow from operations, which is largely dependent upon Mecar's operations. Substantial orders from its principal customer base are actively being pursued by Mecar. If such orders are not received during the first half of 1995, Mecar and the Company will experience liquidity deficiencies which will cause the Company to further accelerate and implement certain cost reductions.

		Accounts receivable at March 31, 1995 decreased over December 31, 1994 by $4,873 and costs and accrued earnings on uncompleted contracts increased by $1,487 from 1994 as a result of shipments during the quarter. Inventories remained level. Prepaid expenses and deposits increased $580 primarily due to the increase in advance payments on certain contracts. Current liabilities decreased by $5,124 from December 31, 1994 levels as a result of decreases in accounts payable, notes payables, accrued liabilities and customer deposits, net of increases in current maturities on long-term debt.

		In summary, working capital was approximately $13,733 at March 31, 1995, which is a decrease of $2,714 from December 31, 1994. The decrease is primarily attributable to cash used for operating activities.

                 Allied Research Corporation
       MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                    AND RESULTS OF OPERATIONS
                       March 31, 1995
                   (Thousands of Dollars)
                        (Unaudited)



		Liquidity and Capital Resources - continued

		On May 9, 1995, The VSK Group acquired all of the outstanding stock of I.D.C.S., S.A ("IDCS"), a Belgian corporation engaged in the business of manufacturing security systems. IDCS manufactures a more sophisticated form of system than is manufactured by The VSK Group. Since the acquisition of The VSK Group on June 1, 1994, it has marketed the IDCS product line under a license arrangement. The IDCS purchase price of $2,300 was funded by a combination of bank and seller financings and thus did not adversely affect the Company's cash flow.

		Principally as a result of the explosion at Mecar and the continued delay in receipt of substantial orders, Mecar has secured short-term credit relief from its bank pool. To date, such relief has taken the form of an advance of approximately $1,000. Further relief, in an aggregate amount of approximately $2,500 has been requested by Mecar to cover operating expenses during the next few month period. There can be no assurance that such relief will be provided.

		Management currently anticipates that it will defer certain capital expenditures initially scheduled for completion in 1995 in order to preserve cash.

		In May, 1995, the Company terminated the preliminary agreement for the acquisition of a domestic entity reported earlier in 1995.

                             Allied Research Corporation

                       MANAGEMENT DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
                                   March 31, 1995
                               (Thousands of Dollars)
                                     (Unaudited)

 PART II.	OTHER INFORMATION

		None.

                       	Allied Research Corporation







SIGNATURE

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        			ALLIED RESEARCH CORPORATION


                        	_________________________________
Date:  May 15, 1995		J. R. Sculley
				Chairman of the Board,
				Chief Executive Officer and
				Chief Financial Officer