Form 10-Q
period 1995-06-30
ALLIED RESEARCH CORP
filed 1995-08-11
CIK 3952

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q



Mark one
(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) of the
     Securities Exchange Act of 1934

For the period ended                            June 30, 1995

                               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________  to  ___________________


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

          Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995: 4,409,528.

                   ALLIED RESEARCH CORPORATION

                              INDEX



                                                                       PAGE
PART I.   FINANCIAL INFORMATION - UNAUDITED                           NUMBER



     Item 1.   Financial Statements



          Condensed Consolidated Balance Sheets

               December 31, 1994 and June 30, 1995  ..............    2,3



          Condensed Consolidated Statements of Earnings

                Three  months and six months ended June 30, 1995
                and 1994 ..........................................     4



          Condensed Consolidated Statements of Cash Flows

               Six months ended June 30, 1995 and 1994  ...........   5,6



          Notes to Condensed Consolidated Financial Statements ....     7



     Item 2.   Management's Discussion and Analysis of Financial

               Condition and Results of Operations   ...............   12



PART II.  OTHER INFORMATION ........................................   17

                   ALLIED RESEARCH CORPORATION

              CONDENSED CONSOLIDATED BALANCE SHEETS

                     (THOUSANDS OF DOLLARS)

                             ASSETS

                           (Unaudited)






                                   June 30, 1995     December 31, 1994

CURRENT ASSETS
    Cash and equivalents,
      including restricted cash          $11,743        $  43,606
    Accounts receivable                   20,722           21,805
    Costs and accrued earnings
      on uncompleted contracts             9,987            8,391
    Inventories                            4,741            4,333
    Prepaid expenses                       1,616            1,004

            Total current assets          48,809           79,139

PROPERTY, PLANT AND EQUIPMENT  - AT COST
    Buildings                             12,751           11,411
    Machinery and equipment               32,539           31,118
                                          45,290           42,529
    Less accumulated depreciation         28,647           28,155
                                          16,643           14,374
    Land                                   1,465            1,323

      Total property, plant and
       equipment                          18,108           15,697


OTHER ASSETS
    Deposit - restricted cash                  -            6,400
    Intangibles                            7,345            5,919
    Other                                    269              231

      Total other assets                   7,614           12,550

                                         $74,531         $107,386

The accompanying notes are an integral part of these statements.

                  ALLIED RESEARCH CORPORATION

                     (THOUSANDS OF DOLLARS)

                          LIABILITIES

                          (UNAUDITED)



                                     June 30, 1995   December 31, 1994
  CURRENT LIABILITIES
    Notes payable                        $   365         $    594
    Current maturities of long-
       term debt                           8,241           25,802
    Accounts and trade notes
      payable                             11,817           21,452
    Accrued liabilities                   13,990           12,427
    Customer deposits                      2,568            1,534
    Income taxes                           1,031              883

       Total current liabilities          38,012           62,692


  LONG-TERM  DEBT, less current
   maturities                              9,135           14,108


  DEFERRED INCOME TAXES                      643              765

  MINORITY INTEREST                           --              123

  STOCKHOLDERS' EQUITY
   Preferred  stock,  no  par
     value; authorized, 10,000
     shares none issued                       --               --
   Common  stock,  par  value,
     $.10 per share; authorized
     10,000,000  shares; issued and
     outstanding 4,409,528 in 1995
     and 4,398,448 in 1994                    441              440

   Capital in excess of par value          10,697           10,658

   Retained earnings                       10,207           14,689
   Accumulated foreign currency
     translation adjustment                 5,396            3,911

     Total stockholders' equity            26,741           29,698


                                          $74,531         $107,386


The accompanying notes are an integral part of these statements.

                  ALLIED RESEARCH CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (THOUSANDS OF DOLLARS)

                          (UNAUDITED)

                                      Three months ended          Six months
                                           June 30,             ended June 30,
                                    1995          1994        1995         1994
Revenue                         $  13,275    $   18,481  $   22,428    $   44,391

Cost and expenses
  Cost of sales                    10,744        16,453      19,794        38,634
  Selling and
   administrative                   3,506         3,495       5,775         6,155
  Research and
   development                        298           654         493         1,175
                                   14,548        20,602      26,062        45,964

     Operating
      income (loss)                (1,273)       (2,121)     (3,634)       (1,573)

Other income (deductions)
  Interest expense                   (784)         (807)     (1,578)       (1,495)
  Interest income                     251           498       1,071         1,229
    Other - net                       471           (47)        212           (12)
                                      (62)         (356)       (295)         (278)

     Earnings (loss) before
      income taxes                 (1,335)       (2,477)     (3,929)       (1,851)

Income taxes (benefit)                423           (68)        553           180

      NET EARNINGS  (LOSS)      $  (1,758)   $   (2,409) $   (4,482)   $   (2,031)

Net income (loss) per common
 share                          $    (.40)   $    (.55)  $    (1.02)   $     (.47)

Weighted average number
  of shares                      4,404,228    4,412,041   4,409,528     4,360,072


The accompanying notes are an integral part of these statements.

                  ALLIED RESEARCH CORPORATION

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (THOUSANDS OF DOLLARS)

                          (UNAUDITED)


                                            Six months ended June 30
Increase (decrease) in cash and                  1995        1994
equivalents

CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings (loss)                       $ (4,482)    $(2,031)
    Adjustments to reconcile net
      earnings to net cash provided by
      (used in) operating activities
        Depreciation and amortization              413         511
        Changes in assets and liabilities
         (Increase) decrease in Accounts
           receivable                            3,772      (1,269)
          Costs and accrued earnings on
           uncompleted contracts                   (69)      3,555
          Inventories                              769         555
          Prepaid expenses and other assets      1,462       6,138
         Increase (decrease) in
          Accounts payable, accrued
           liabilities and customer deposits    (9,479)     (1,683)
          Income taxes                              97         706

              Net cash (used in) provided by
               operating activities             (7,517)      6,482

Cash flows (used in) investing activities
    Capital expenditures                            24      (1,453)
    Acquisitions (net of cash acquired)         (2,600)     (3,800)

             Net cash (used in) investing
              activities                        (2,576)     (5,253)


The accompanying notes are an integral part of these statements.

                  ALLIED RESEARCH CORPORATION

                     (THOUSANDS OF DOLLARS)

                          (UNAUDITED)

                                          Six months ended June 30
                                               1995        1994

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments of long-term debt     (25,727)       (227)
    Net increase in long-term borrowings          --        (797)
    Net increase (decrease) in short-
     term borrowings                          (2,473)     (5,928)
    Stock option/stock plan                       40          26
    Common shares purchased and retired           --      (3,509)
    Deposits - restricted cash                  6,400      9,019

           Net cash provided by (used in)
            financing activities              (21,760)     (1,416)

Effects of exchange rate changes on cash          (10)      2,030

           NET INCREASE (DECREASE) IN CASH
            AND CASH EQUIVALENTS              (31,863)      1,843

Cash and equivalents at beginning of year      43,606      44,641

Cash and equivalents at end of period       $  11,743     $46,484


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION
    Cash paid during the period for
      Interest                              $     620     $   951
      Taxes                                       373          11



The accompanying notes are an integral part of these statements.




                          ALLIED RESEARCH CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The condensed consolidated balance sheets as of June 30, 1995 and December 31, 1994, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the six months ended June 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at June 30, 1995 and 1994 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended June 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.


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

  Mecar, S.A.'s wholly-owned Belgian subsidiaries include, Mecar Immobliere S.A., Sedachim, S.I., Tele Technique Generale, Management Export Services, N.V., I.D.C.S., N.V. (which was acquired May 9, 1995), VSK France (which was recently formed) and VSK Electronics N.V. and its wholly-owned subsidiaries, Classics, B.V.B.A. Detectia, N.V. and Belgian Automation Units, N.V., (collectively "The VSK Group"). A minority interest owned by VSK Electronics in Building Control Services, N.V. (BCS) was accounted for under the equity method in 1994. BCS was liquidated in 1995.

  The  VSK  Group  acquisitions were accounted for as  purchases,
  and  revenue and results of operations from June 1,  1994   and
  May 9, 1995 (dates of acquisition), have been consolidated.

  Significant intercompany transactions have been eliminated in consolidation.

NOTE 3 - ACQUISITION

  On May 31, 1994, the Company's wholly-owned subsidiary, Mecar S.A., acquired The VSK Group, a group of Belgian companies, as well as a minority interest in a Belgian company, for approximately $6,072 and on May 9, 1995, Mecar, S.A. acquired I.D.C.S., N.V. a Belgian company and its minority interest in Belgian Automation Unites, N.V. for a total of $2,972.

  The companies manufacture, distribute and service an integrated line of industrial security products, including devices such as building access control, parking control, intrusion and fire detection and intrusion and fire alarms.

  The acquisitions have been accounted for as purchases and the purchase prices in excess of the net assets acquired have been reflected in intangibles. The financial statements include the result of operations since the dates of acquisition. Pro forma financial data for these acquisitions prior to the dates of acquisition would not have a material effect on reported results.

                                        MAY 9, 1995   MAY 31, 1994

        Fair   value   of   tangible      $2,587        $7,720
          assets acquired
        Liabilities assumed                  855         6,285
        Net assets acquired                1,732         1,435
        Cash paid                          2,972         6,072

        Excess  of cost over  assets      $1,240        $4,637
          acquired


NOTE 4 - RESTRICTED CASH

  Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets, until the customer accepts delivery. Cash deposits totaling approximately $7,766 and $35,848 ($6,400 of which is classified as long-term) at June 30, 1995 and December 31, 1994, respectively, are restricted or pledged as collateral for various bank agreements and are comprised as follows:

                                              1995           1994

        Credit  facility and related        $7,364        $34,542
        term loan agreements
        Other  bank  guarantees  and           402          1,222
        letters of credit
        Notes payable                            -             84

                                            $7,766        $35,848

NOTE 5 - INVENTORIES

  Inventories consist of the following:

                                       JUNE 30, 1995   DECEMBER 31, 1994

        Raw materials and supplies          $4,741         $4,333


NOTE 6 - NOTES PAYABLE

  At June 30, 1995 and December 31, 1994, secured short-term loans of $365 and $594, respectively, were outstanding. In June 1995, BRI amended its credit facility to two $500 term loan facilities for capital improvements and a $750 revolving line-of-credit which had an outstanding balance of $150 at June 30, 1995. The line bears interest rate of prime plus 1.75% and is secured by BRI's eligible accounts receivable and Allied's guarantee. The former agreement was a $1,000 revolving line-of-credit agreement which had an outstanding balance of $500 as of December 31, 1994.


NOTE 7 - CREDIT FACILITY

  Mecar is obligated under an amended credit agreement (the Agreement) with a banking pool comprised of four foreign banks that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreement provides for certain bank charges and fees as the line is used, plus an annual fee of approximately 1.1% of guarantees issued. In July, 1995, the credit facility was amended to cover certain new orders received. As of June 30, 1995, guarantees of $4,943 under the former agreement remain outstanding.

  Advances under the credit facility were secured by deposits of $2,828 at June 30, 1995 and deposits of $31,360 at December 31, 1994, $6,400 of which is classified as long-term deposit at December 31, 1994. Amounts outstanding were also collateralized by pledges of approximately $25,600 on Mecar's assets, letters of credit and certain funds received under the contracts financed. The Agreement provides for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth, income and loss levels and the payment of bank fees and charges as defined in the Agreement.

  The   term  deposits  were  borrowed  to  secure  approximately
  $34,500 of financing at the inception of the Agreement for  the
  period   ended   June   30,  1995  and   December   31,   1994,
  respectively.

  The   Company   is  also  liable  for  guarantees   and   other
  instruments   issued  on  its  behalf  by  other  banks   which
  approximate $837 at June 30, 1995, which are collateralized by $402 of time deposits.

  Mecar is obligated on a $5,000 mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $600 commencing in January 1996 (except for the annual principal installment in the year 2000 which is approximately $800) and the entire balance matures in 2004. The Company is also obligated on a mortgage on The VSK Group's building which has a balance due of $400 due in 20 years. The mortgage is payable in annual installments of $20 plus interest. In addition, the Company is obligated on an outstanding loan for the acquisition of I.D.C.S., N.V. in the amount of $1,822 payable in annual installments of $91 plus interest.


NOTE 8 - LONG-TERM FINANCING

 Scheduled annual maturities of long-term obligations as of  June
 30, 1995 are as follows:

       YEAR                     AMOUNT

       1996                    $ 8,241
       1997                        650
       1988                        634
       1999                        634
                                 7,217
       Thereafter

                               $17,376


NOTE 9 - INCOME TAXES

  The  Company  adopted the provisions of Statement of  Financial
  Accounting  Standards No. 109, "Accounting  for  Income  Taxes"
  ("SFAS No. 109") in 1993.

  The provision for income taxes differs from the anticipated combined federal and state statutory rates due to operating losses and earnings from foreign subsidiaries.

  The Company's Belgian subsidiaries have unused net operating losses of approximately $20,000 at June 30, 1995, which under Belgian law cannot be carried back but may be carried forward indefinitely, and are subject to annual limitations.

  As of June 30, 1995, the Company had unused foreign tax credit carryforwards of approximately $1,000 which expire through 2009.

  Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $30,000 at
  December 31, 1994. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

NOTE 10 - EARNINGS (LOSS) PER SHARE

  Stock options outstanding have not been included in the per share computation because there would not be a material effect on earnings (loss) per share.


NOTE 11 - RESTRUCTURING CHARGE

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

  The Company conducts its business through its wholly-owned subsidiaries: Mecar, S.A., ("Mecar"), a Belgian corporation, and its subsidiaries, Mecar Immobliere, S.A., Sedachim, S.I., as well as Tele Technique Generale, VSK Electronics, N.V., Management Export Services, N.V., Classics, B.V.B.A., Detectia, N.V., I.D.C.S., N.V., VSK France and Belgian Automation Units, N.V. ("The VSK Group"); Barnes & Reinecke, Inc., ("Barnes") a Delaware corporation, headquartered in Illinois; Allied Research Corporation Limited, ("Limited") a U.K. Company; and ARC Services, Inc., ("Services") a Delaware corporation, headquartered in Vienna, Virginia. This discussion refers to the financial condition and results of operations of the Company on a consolidated basis.

  SALES

  Revenue for the first six months of 1995 was $22,428, a 49% decrease from the comparable period in 1994, principally due to Mecar's decrease in revenue. Mecar revenue was $9,138, or down 77% compared to the period ended June 30, 1994. Barnes revenues was $4,005, up 3% compared to the same period in 1995. Limited did not have revenues this period or in last year's comparable period. Services had revenues of $35 in the 1995 period but did not have revenues in the comparable 1994 period.

  Revenue for the quarter ended June 30, 1995 was $13,275, a 28% decline from revenue for the quarter ended June 30, 1994 of $18,481. Mecar recognized revenue of $6,023 for the quarter ended June 30, 1995, a 37% decline from the quarter ended June 30, 1994. Barnes' revenue of $1,972 for the quarter ended June 30, 1995 constituted a 3% decrease over the quarter ended June 30, 1994, principally as a result of lower revenues from its core engineering programs.

  The decrease in Mecar's revenue resulted from delay in receipt of substantial orders from its principal customers. Orders from such customers were received later than expected and did not contribute any revenue to the first six months of 1995. In addition, Mecar's second quarter revenue was negatively impacted as a result of the explosion which occurred at Mecar's storage facility in April, 1995. This event caused a two month termination in all manufacturing activities while the damage was assessed and repaired. This decline was partially offset by a settlement received for business interruption from the Company's insurance carriers. Barnes' revenue increased in the first half of 1995 over the first half of 1994 due to an increase in other engineering programs. The VSK Group contributed $9,250 to Company's revenues for the period ended June 30, 1995; since it was not acquired until the second quarter of 1994, The VSK Group did not contribute to Company's revenues during the first half of 1994.

  BACKLOG

  As  of  June  30,  1995,  the  Company's  backlog  was  $94,041 compared with $23,100 at December 31, 1994 and $40,730 at March 31, 1995.

  Mecar's backlog at June 30, 1995 was $65,272 compared with $13,100 at March 31, 1995. The increase is primarily attributable to the receipt by Mecar of approximately $48,000 in new orders from its principal customers. In addition, during the second quarter of 1995, Mecar's principal customers further opened a letter of credit on a contract which constituted a major portion of Mecar's backlog prior to the receipt of the newly-awarded contracts. The balance of the letter of credit is expected to be opened before year end and Mecar has reached an agreement to defer the payment of certain costs until the receipt of final payment. Accordingly, Mecar is proceeding to complete the balance of this contract with shipments scheduled throughout the next few months which should be concluded in the fall of 1995.

  Barnes' backlog as of June 30, 1995 was $5,658 compared with $6,168 at March 31, 1995.

  The  backlog  of The VSK Group as of June 30, 1995 was  $23,111 compared with $21,438 as of March 31, 1995.

  As a result of the increased backlog and the further opening of the letter of credit referenced above, the Company expects to operate at a profit on substantially increased revenue in the second half of 1995. It is uncertain whether such profit will fully offset the losses in the first half of 1995.

  OPERATING COSTS AND EXPENSES

  Cost of sales for the first six months of 1995 were approximately $19,794 or 92% of sales as compared to $38,634 or 87% for the first six months of 1994. The percentage increase is primarily due to the reduced amounts of revenue realized in 1995.

  Selling and administrative expenses were approximately $5,775 or 28% of revenues for the six months ended June 30, 1995 as compared to $6,155 or 14% for the six months ended June 30, 1994. The decrease reflects schedule reductions in certain expenditures. Such expenses were $3,506 for the second quarter of 1995 as compared to $3,459 for the second quarter of 1994. This increase was caused, in part, by the expensing of costs incurred in an acquisition transaction which was abandoned in May, 1995.

  RESEARCH AND DEVELOPMENT

  Research and development expenses were 2% as a percentage of sales for each of the six month period and three month period ended June 30, 1995 as compared with 3% for the corresponding periods in 1994. The decreases are the result of cash conservation efforts throughout the Company.

  OPERATING RESULTS

  There was an operating loss of $3,634 for the first six months of 1995 (or 1.16% of revenue). This compares with an operating loss of $1,573 (or 1.04% of revenue) for the six months ended June 30, 1994. During the second quarter of 1995, the Company experienced an operating loss of $1,273 (or 1.10% of revenues) compared with an operating loss of $2,121 (or 111% of revenues) for the quarter ended June 30, 1994.
  The decline is primarily because of lower revenue at Mecar. The second quarter operating results were negatively impacted by the shut down of Mecar's facilities due to the April, 1995 explosion and were positively impacted by a one-time payment representing the business interruption portion of the settlement with Mecar's insurers (see "Update on Mecar Explosion" below).

  INTEREST EXPENSE

  Interest expense for the first six months of 1995 increased, compared to the same period in 1994, as a result of increased borrowing. Interest expense for the second quarter of 1995 decreased compared to the first quarter of 1994 as a result of decreased borrowing caused by the partial payment of the Term Loan.

  INTEREST INCOME

  Interest  income  decreased for the first six  months  of  1995 over the comparable period in 1994 as a result of lower levels of cash.

  OTHER - NET

  For the six months ended June 30, 1995, Other - Net represents the net gain resulting from foreign currency transactions plus other miscellaneous income.

  UPDATE ON MECAR EXPLOSION

  Property damage as a result of the April 1995 explosion was limited principally to storage facilities and the primary loading facility. All necessary repairs have been completed. Workers who were laid-off as a result of the explosion have returned to work and manufacturing operations have resumed.

  Mecar has reached a final settlement with its insurers resulting in an aggregate payment of approximately $3,800. Such amount has been used in part to offset costs of repairs to the damaged facilities, for administrative costs incurred and business interruption losses as a result of the explosion.

  LIQUIDITY AND CAPITAL RESOURCES

  During the first six months of 1995 and throughout 1994, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. At June 30, 1995, the Company had unrestricted cash (i.e., cash not required by the terms of the bank agreement to collateralize contracts) of approximately $3,976, as compared with approximately $7,000 as of March 31, 1995.

  Cash decreased from December 31, 1994 to June 30, 1995 by approximately $31,800 principally due to operating losses incurred and scheduled repayment of the Term Loan (as herein defined).

  In July, 1995, Mecar executed and delivered an amendment to its bank pool agreement. The amendment provides that the bank pool (consisting of the same four banks which participated in the original pool) will provide performance bonds, advance payment guarantees and import letters of credit required to support the contracts received by Mecar during the first half of 1995, including the $48,000 of new orders received from Mecar's principal customers. The loan facility evidenced by the amendment is supported by a term loan from certain of the banks (the "Term Loan") and a partial guarantee by the regional government in Belgium (the "Walloon Region"). The proceeds of the Term Loan are deposited with the banks as collateral and the Term Loan is supported, in part, by the guarantee of the Walloon Region. Mecar's obligations under the amendment are also supported by a $3,000 guarantee by the Company. In addition, the amendment requires that not less than $6,667 of the $15,000 loan from Limited to Mecar be converted to Mecar capital by October 31, 1995.

  The  amendment  continues to restrict the  amount  of  payments
  Mecar may make to any affiliated company, including the Company, absent bank pool approval. The amendment generally restricts such payments to $2,000 on an annual basis.

  In the second quarter of 1995, Barnes amended its bank facility from a $1,000 line of credit to: (i) a $750 line-of-credit; (ii) a $500 term loan (repayable over a 3 year period) to reimburse Barnes for capital expenditures incurred in 1994; and (iii) a $500 facility to finance 1995 capital expenditures. As of June 30, 1995, the line-of-credit had an outstanding balance of $150.

  Accounts receivable at June 30, 1995 decreased over December 31, 1994 by $1,083 and cost and accrued earnings on uncompleted contracts increased by $1,596 from 1994 as a result of a decrease in production. Inventories remained level. Prepaid expenses and deposits increased $612 primarily due to the deposits on new orders received. Current liabilities decreased by $24,680 from December 31, 1994 levels as a result of payments of current maturities of long term debt.

  Long-term debt (including current maturities thereof) as of June 30, 1995, decreased by approximately $25,720 from December 31, 1994 as a result of scheduled repayments of the Term Loan. Such indebtedness is expected to increase as a result of the bank pool amendment since the Term Loan will be re-advanced to Mecar to further collateralize the loan facility.

  The second quarter acquisition of I.D.C.S., N.V. was financed by additional bank financing, as well as seller financing and thus did not adversely affect liquidity. The acquisition did result in an increase of approximately $1.2 million in intangibles.

  In  summary, working capital was approximately $10,797 at  June
  30, 1995, which is a decrease of $5,650 from December 31, 1994. The decrease is primarily attributable to cash used for operating activities.

  In July, 1995, Services modified its licensing arrangements concerning the development of a reverse osmosis water purification system by agreeing to limit its obligation to make future payments to a final payment of approximately $22 in August, 1995.

  The Company continues to experience liquidity deficiencies caused by the losses incurred during the last 21 month period as well as the delay in receipt of contracts from its principal customers. These events have caused a diminution in the amount of unrestricted cash at Mecar. Accordingly, Mecar will be processing its recently increased backlog of orders on a restricted budget based upon limited liquid assets.

  The long-term liquidity of the Company continues to remain principally dependent upon Mecar's ability to generate cash from operations. Due to cash flow deficiencies, the Company has been forced to place substantial restrictions on its diversification programs thereby continuing the Company's reliance on Mecar. While Mecar has broadened it customer base, it remains chiefly reliant on orders from its principal customers.

PART II.     OTHER INFORMATION

             None.

                  ALLIED RESEARCH CORPORATION


SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ALLIED RESEARCH CORPORATION




                                 _________________________________
Date:  August 11, 1995           J. R. Sculley
                                 Chairman of the Board,
                                 Chief Executive Officer and
                                 Chief Financial Officer