Form 10-Q
period 1995-09-30
ALLIED RESEARCH CORP
filed 1995-11-09
CIK 3952

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                            Form 10-Q



Mark one
(X)  QUARTERLY  REPORT PURSUANT TO SECTION 13  OR  15(d)  of  the
     Securities Exchange Act of 1934

               For the period  ended September 30, 1995

                               OR

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 or  15(d)  of
     the Securities Exchange Act of 1934

For the transition period from ______________________________  to
___________________________________


                Commission File Number          0-2545

                     ____________________

                  Allied Research Corporation
       __________________________________________________
     (Exact name of Registrant as specified in its charter)

      Delaware                               04-2281015
(State or other jurisdiction of           (I.R.S. Employer Number)
incorporation or organization)

                  8000 Towers Crescent Drive, Suite 750
                            Vienna,  Virginia                    22182
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

          Yes    X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995: 4,414,062.

                   ALLIED RESEARCH CORPORATION

                              INDEX



                                                                         PAGE
PART I.   FINANCIAL INFORMATION - UNAUDITED                              NUMBER



     Item 1.   Financial Statements



     Condensed Consolidated Balance Sheets

           December 31, 1994 and September 30, 1995                      2,3



     Condensed Consolidated Statements of Earnings

           Three months and nine months ended September 30, 1995 and 1994  4



     Condensed Consolidated Statements of Cash Flows

           Nine months ended September 30, 1995 and 1994                 5,6



     Notes to Condensed Consolidated Financial Statements                  7



    Item 2.Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       12



PART II.  OTHER INFORMATION                                               15

                   Allied Research Corporation

              CONDENSED CONSOLIDATED BALANCE SHEETS

                     (Thousands of Dollars)

                             ASSETS

                           (Unaudited)





                                                    September 30, 1995   December 31, 1994
CURRENT ASSETS
   Cash and equivalents, including restricted cash     $35,295           $  43,606
   Accounts receivable                                  10,676              21,805
   Costs and accrued earnings on uncompleted contracts  12,527               8,391

   Inventories                                           4,703               4,333
   Prepaid expenses                                      1,742               1,004

            Total current assets                        64,943              79,139

PROPERTY, PLANT AND EQUIPMENT  -  AT COST
  Buildings                                             11,585              11,411
  Machinery and equipment                               31,845              31,118
                                                        43,430              42,529
  Less accumulated depreciation                         28,605              28,155

                                                        14,825              14,374
  Land                                                   1,334               1,323

            Total property, plant and equipment         16,159              15,697


OTHER ASSETS
  Deposit - restricted cash                                  -               6,400
  Intangibles                                            6,955               5,919
  Other                                                    245                 231

           Total other assets                            7,200              12,550

                                                       $88,302            $107,386


The accompanying notes are an integral part of these statements.

                  Allied Research Corporation

                     (Thousands of Dollars)

                          LIABILITIES

                          (Unaudited)





                                   September 30, 1995    December 31, 1994

CURRENT LIABILITIES
    Notes payable                           $  1,030         $        594
    Current maturities of long-term debt      18,552               25,802

    Accounts  and  trade  notes payable       10,437               21,452

    Accrued liabilities                        7,895               12,427
    Customer deposits                         13,085                1,534
    Income taxes                                 856                  883

         Total current liabilities            51,855               62,692


LONG-TERM  DEBT, less  current maturities     10,722               14,108


DEFERRED INCOME TAXES                            662                  765

MINORITY INTEREST                                  -                  123

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized,
   10,000 shares none issued                       -                    -
   Common stock, $.10 per share; authorized
   par  value,  10,000,000 shares; issued
   and outstanding 4,414,062 in 1995 and
   4,398,448 in 1994                             441                  440


   Capital in excess of par value             10,715               10,658

   Retained earnings                          10,422               14,689
   Accumulated foreign currency
   translation adjustment                      3,485                3,911

      Total stockholders' equity              25,063               29,698


                                             $88,302             $107,386

The accompanying notes are an integral part of these statements.

                  Allied Research Corporation

         CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                     (Thousands of Dollars)

                          (Unaudited)



                                         Three months ended  Nine months ended

                                            September 30,      September 30,
                                          1995       1994     1995      1994

Revenue                                  $16,530   $  8,694  $38,958   $53,085

Cost and expenses
    Cost of sales                         13,947      9,128   33,741    47,762
    Selling and administrative             2,128      3,020    7,903     9,175

    Research and development                 181        448      674     1,623
                                          16,256     12,596   42,318    58,560

       Operating income (loss)               274     (3,902)  (3,360)   (5,475)

Other income (deductions)
    Interest expense                        (695)      (245)  (2,273)   (1,740)
    Interest income                          546      1,254    1,617     2,483
    Other - net                              160        330      372       318
                                              11      1,339     (284)    1,061


      Earnings (loss) before income taxes    285     (2,563)  (3,644)   (4,414)

Income taxes                                  70         70      623       250


      NET EARNINGS (LOSS)              $     215    $(2,633) $(4,267)  $(4,664)

Net income (loss) per common share     $     .05    $  (.60) $  (.97)  $ (1.06)

Weighted average number of shares      4,409,577  4,359,091 4,404,146 4,394,197


The accompanying notes are an integral part of these statements.

                  Allied Research Corporation

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     (Thousands of Dollars)

                          (Unaudited)





                                                Nine months ended
                                                   September 30
Increase (decrease) in cash and equivalents        1995     1994


Cash flows from operating activities
    Net earnings (loss)                          $(4,267)   $(4,664)
    Adjustments to reconcile net earnings to
      net cash provided by (used in)
      operating activities
        Depreciation and amortization              1,734        920

        Common stock award                             -        202
        Changes in assets and liabilities
           (Increase) decrease in
              Accounts receivable                 11,187     40,917

              Costs and accrued earnings
               on uncompleted contracts           (3,039)     7,201

              Inventories                           (130)     1,348
              Prepaid expenses and other assets     (453)    (2,880)

            Increase (decrease) in
               Accounts payable, accrued
                liabilities and customer
                deposits                          (4,129)   (34,536)
               Income taxes                         (125)    (3,406)

                   Net cash provided by
                    operating activities             778      5,102


Cash flows (used in) investing activities
    Capital expenditures                            (925)    (3,206)
    Acquisitions (net of cash acquired)           (2,600)    (3,800)

                   Net cash (used in)             (3,525)    (7,006)
                    investing activities

The accompanying notes are an integral part of these statements.

                  Allied Research Corporation

                     (Thousands of Dollars)

                          (Unaudited)





                                                     Nine months ended
                                                      September 30
                                                       1995     1994

Cash flows from financing activities
    Principal payments of long-term debt              (4,309)    (227)

    Net increase in long-term borrowings               1,281      433

    Net increase (decrease) in short-term borrowings  (9,180)  (6,088)

    Stock option/stock plan                               58       40
    Common shares purchased and retired                    -   (3,513)

    Deposits - restricted cash                         6,400    7,647

             Net cash (used in) financing activities  (5,750)    (708)


Effects of exchange rate changes on cash                 186    3,311


            NET INCREASE (DECREASE) IN
            CASH AND CASH EQUIVALENTS                 (8,311)     699

Cash and equivalents at beginning of year             43,606   44,641


Cash and equivalents at end of period                $35,295   $45,340

Supplemental Disclosures of Cash
Flow Information
    Cash paid during the period for
        Interest                                     $ 1,002   $ 1,924
        Taxes                                            373     5,508

The accompanying notes are an integral part of these statements.

                   Allied Research Corporation
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1995
                     (Thousands of Dollars)

                          (Unaudited)


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets as of September 30, 1995 and December 31, 1994, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the nine months ended September 30, 1995 and 1994, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at September 30, 1995 and 1994 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1994 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.


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

                   Allied Research Corporation
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      September 30, 1995
                     (Thousands of Dollars)

                          (Unaudited)




NOTE 3 - ACQUISITION - Continued

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
acquired


NOTE 4 - RESTRICTED CASH

  Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets, until the customer accepts delivery. Cash deposits totaling approximately $32,413 and $35,848 ($6,400 of which is classified as long-term) at September 30, 1995 and December 31, 1994, respectively, are restricted or pledged as collateral for various bank agreements and are comprised as follows:

                                              1995           1994

        Credit  facility and related       $32,047        $34,542
        term loan agreements
        Other  bank  guarantees  and           366          1,222
        letters of credit
        Notes payable                            -             84

                                           $32,413        $35,848

                   Allied Research Corporation
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      September 30, 1995
                     (Thousands of Dollars)

                          (Unaudited)


NOTE 5 - INVENTORIES

  Inventories consist of the following:

                                     September 30, 1995  December 31, 1994

        Raw materials and supplies          $4,703         $4,333


NOTE 6 - NOTES PAYABLE

  At September 30, 1995 and December 31, 1994, secured short-term loans of $1,030 and $594, respectively, were outstanding. In June 1995, BRI amended its credit facility to two $500 term loan facilities for capital improvements and a $750 revolving line-of-credit which had an outstanding balance of $345 at September 30, 1995. The current portion of term note outstanding at September 30, 1995 is $148. The line bears interest at the rate of prime plus 1.75% and is secured by BRI's eligible accounts receivable and Allied's guarantee. The former agreement was a $1,000 revolving line-of-credit agreement which had an outstanding balance of $500 as of December 31, 1994.


NOTE 7 - CREDIT FACILITY

  Mecar is obligated under an amended credit agreement (the Agreement) with a banking pool comprised of four foreign banks that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreement provides for certain bank charges and fees as the line is used, plus an annual fee of approximately 1.1% of guarantees issued. In July, 1995, the credit facility was amended to cover certain new orders received. As of September 30, 1995, guarantees of $3,441 under the former agreement remain outstanding.

  Advances under the credit facility were secured by deposits of $27,064 at September 30, 1995 and deposits of $31,360 at December 31, 1994, $6,400 of which is classified as long-term deposit at December 31, 1994. Amounts outstanding were also collateralized by pledges of approximately $25,000 on Mecar's assets, letters of credit and certain funds received under the contracts financed. The Agreement provides for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth, income and loss levels and the payment of bank fees and charges as defined in the Agreement.

  The   term  deposits  were  borrowed  to  secure  approximately
  $17,474   and  $34,500  of  financing  for  the  period   ended
  September 30, 1995 and December 31, 1994, respectively.

  The   Company   is  also  liable  for  guarantees   and   other
  instruments   issued  on  its  behalf  by  other  banks   which
  approximate   $366   at   September   30,   1995,   which   are
  collateralized by $469 of time deposits.

                   Allied Research Corporation
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      September 30, 1995
                     (Thousands of Dollars)

                          (Unaudited)


NOTE 7 - CREDIT FACILITY - Continued

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


NOTE 8 - LONG-TERM FINANCING

 Scheduled annual maturities of long-term obligations as of September 30, 1995 are as follows:

       Year                     Amount

       1996                    $18,552
       1997                        650
       1988                        650
       1999                        650
   Thereafter                    8,772
                               $29,274

NOTE 9 - INCOME TAXES

  The  Company  adopted the provisions of Statement of  Financial
  Accounting  Standards No. 109, "Accounting  for  Income  Taxes"
  ("SFAS No. 109") in 1993.

  The provision for income taxes differs from the anticipated combined federal and state statutory rates due to operating losses and earnings from foreign subsidiaries.

  The Company's Belgian subsidiaries have unused net operating losses of approximately $20,000 at September 30, 1995, which under Belgian law cannot be carried back but may be carried forward indefinitely, and are subject to annual limitations.

  As of December 31, 1995, the Company had unused foreign tax credit carryforwards of approximately $1,003 which expire through 2009.

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

                   Allied Research Corporation
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                      September 30, 1995
                     (Thousands of Dollars)

                          (Unaudited)


NOTE 10 - EARNINGS (LOSS) PER SHARE

  Stock options outstanding have not been included in the per share computation because there would not be a material effect on earnings (loss) per share.


NOTE 11 - RESTRUCTURING CHARGE

  In the fourth quarter of 1993, the Company recorded an accrual for restructuring costs totaling $2,883 ($.44 per share after taxes) related to its Belgian manufacturing operations. The charge provided for estimated employee severance, retraining, early retirements and related costs attributable to a planned workforce reduction initiated in late 1993. The company anticipated that it would eliminate over the next years approximately 32 permanent and 120 temporary factory and administrative positions. The reductions were the result of efficiencies implemented over the past several years, current backlog levels and anticipated future workforce requirements for Mecar's core defense operations, as well as those expected to be redeployed as part of prospective diversification ventures. During 1994, the Company increased the provision by $326 to cover additional terminations. As of December 31, 1994, the restructuring has been substantially completed, and the provision has been fully utilized, except for approximately $64 which was disbursed in early 1995.

                   Allied Research Corporation
             MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITIONS AND RESULT OF OPERATIONS
                      September 30, 1995
                     (Thousands of Dollars)

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

  Sales

  Revenue for the first nine months of 1995 was $38,958, a 27% decrease from the comparable period in 1994, due to Mecar's decrease in revenue. Mecar revenue was $18,687, or down 40% compared to the period ended September 30, 1994. Barnes revenues was $7,236, up 24% compared to the same period in 1995. Limited did not have revenues this period or in last year's comparable period. Services had revenues of $35 in the 1995 period but did not have revenues in the comparable 1994 period. VSK had revenues of $13,000 for the period and did not have comparable revenues in last year's period since it was acquired May, 1994.

  Revenue for the quarter ended September 30, 1995 was $16,530, a 90% increase from revenue for the quarter ended September 30, 1994 of $8,694. Mecar recognized revenue of $10,938 for the quarter ended September 30, 1995, a 63% increase from the quarter ended September 30, 1994. Barnes' revenue of $3,231 for the quarter ended September 30, 1995 constituted a 64% increase over the quarter ended September 30, 1994. VSK's revenue for the quarter ended September 30, 1995 and 1994 was $2,361 and $3,400, respectively.

  Mecar's increase in revenue for the current quarter is due to the receipt of contracts that were scheduled to be received earlier in the year. In the third quarter that Mecar was in a position to perform revenue generating services on such contracts. Barnes' revenue increased in the first half of 1995 over the first half of 1994 principally due to a contract to provide systems technical services to an international customer.

  Backlog

  As  of  September 30, 1995, the Company's backlog  was  $81,144 compared with $23,100 at December 31, 1994 and $94,041 at  June
  30, 1995.

  Mecar's backlog as of September 30, 1995 was $50,507 compared with $65,272 at June 30, 1995. The decrease is primarily attributable to the shipment of orders during the quarter and the elimination of several small contracts with a new customer due to licensing problems.

  Barnes' backlog as of September 30, 1995 was $10,943 compared with $5,658 at June 30, 1995. The increase is primarily due to the receipt by Barnes of a contract to provide services to an international customer.

  The  backlog  of  The VSK Group as of September  30,  1995  was
  $19,694  compared  with  $23,111 as  of  June  30,  1995.   The
  decrease is attributable to the cyclical nature of customer orders.

                   Allied Research Corporation
             MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITIONS AND RESULT OF OPERATIONS-CONTINUED
                      September 30, 1995
                     (Thousands of Dollars)

                          (Unaudited)



  Operating Costs and Expenses

  Cost of sales for the first nine months of 1995 were approximately $33,741 or 87% of sales as compared to $47,762 or 90% for the first nine months of 1994. The percentage decrease is primarily due to product mix. Cost of sales for the quarter ended September 30, 1995 were approximately $13,947, or 84% of sales as compared to a loss in 1994 principally due to increased revenue.

  Selling and administrative expenses were approximately $7,903 or 20% of revenues for the nine months ended September 30, 1995 as compared to $9,175 or 17% for the nine months ended September 30, 1994. Such expenses were $2,128 for the third quarter of 1995 as compared to $3,020 for the third quarter of 1994. These decreases reflect Company wide reductions in expenditures.

  Research and Development

  Research and development expenses were 2% of sales for the nine month period and 1% for three month period ended
  September 30, 1995 as compared with 3% and 5% for the corresponding periods in 1994. The decreases are the result of expense reduction efforts throughout the Company.

  Operating Results

  There was an operating loss of $3,360 for the first nine months of 1995 (or 9% of revenue). This compares with an operating loss of $5,475 (or 10% of revenue) for the nine months ended September 30, 1994. During the third quarter of 1995, the Company experienced an operating profit of $274 (or 2% of revenues) compared with an operating loss of $3,902 (or 45% of revenues) for the quarter ended September 30, 1994. The 1995 third quarter operating profit is primarily attributable to increased levels of revenue at Mecar and BRI.

  Interest Expense

  Interest expense for the first nine months of 1995 increased, compared to the same period in 1994, as a result of increased borrowing. Interest expense for the third quarter of 1995 increased compared to the third quarter of 1994 as a result of increased borrowing under the Term Loan (as hereinafter defined).

  Interest Income

  Interest  income decreased for the first nine  months  of  1995 over the comparable period in 1994 as a result of lower levels of cash.

  Other - Net

  For  the  nine  months ended September 30, 1995,  Other  -  Net
  represents  the  net  gain  resulting  from  foreign   currency
  transactions plus other miscellaneous income.

                   Allied Research Corporation
             MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITIONS AND RESULT OF OPERATIONS-CONTINUED
                      September 30, 1995
                     (Thousands of Dollars)

                          (Unaudited)



  Liquidity and Capital Resources

  During the first nine months of 1995 and throughout 1994, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. At September 30, 1995, the Company had unrestricted cash (i.e., cash not required by the terms of the bank agreement to collateralize contracts) of approximately $2,882, as compared with approximately $3,976 as of June 30, 1995.

  Mecar's bank agreement requires substantial amounts of cash collateral to secure the performance bonds, advance payment guarantees and import letters of credit required by Mecar's contracts.

  Accounts receivable at September 30, 1995 decreased over December 31, 1994 by $11,129, due to lower shipments at the end of the quarter. Costs and accrued earnings on uncompleted contracts increased by $4,136 from December 31, 1994 levels as a result of increases in work-in-process. Inventories remained relatively level. Prepaid expenses and deposits increased $738 primarily due to advance payments. Current liabilities decreased by $10,837 from December 31, 1994 levels as a result of lower accounts payable and accrued liabilities. Long-term debt (including current maturities thereof) as of September 30, 1995, decreased by $10,636 from December 31, 1994 as a result of payments made during the first six months of 1995 under the term loan provided by Mecar's bank pool (the "Term Loan"). The principal amount of the Term Loan increased in the third quarter of 1995 to finance the contracts received by Mecar in the second quarter of 1995. As has been the past practice, the proceeds of the Term Loan are deposited with the banks as collateral and the Term Loan is supported, in part, by a guarantee of the Walloon Region in Belgium.

  In summary, working capital was approximately $13,088 at September 30, 1995, which is a decrease of $3,359 from December 31, 1994. The decrease is primarily attributable to cash used for operating activities.

  The liquidity of the Company continues to remain principally dependent upon Mecar's ability to generate cash from operations. While Mecar has broadened its customer base, it remains chiefly reliant on orders from its principal customers.

                   Allied Research Corporation
             MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITIONS AND RESULT OF OPERATIONS-CONTINUED
                      September 30, 1995
                     (Thousands of Dollars)

                          (Unaudited)



PART II.     OTHER INFORMATION

        None.

                  Allied Research Corporation


SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         ALLIED RESEARCH CORPORATION




                         _________________________________
Date:  November 9, 1995  J. R. Sculley
                         Chairman of the Board,
                         Chief Executive Officer and
                         Chief Financial Officer