Form 10-K
period 1995-12-31
ALLIED RESEARCH CORP
filed 1996-03-29
CIK 3952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549






                                   FORM 10-K







                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934







For the fiscal year ended                               Commission file number
    December 31, 1995                                      0-2545








                          ALLIED RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended                               Commission file number
    December 31, 1995                                      O-2545

                          ALLIED RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                            04-2281015
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

8000 Towers Crescent Drive
Suite 750
Vienna, Virginia                                                  22182
(Address of principal executive offices)                        (Zip Code)

Allied's telephone number, including area code: (703) 847-5268
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock - Par Value $.10
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.    X

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant as of March 4, 1996:

                Common Stock - Par Value $.10       $16,805,665

The number of shares of registrant's Common Stock outstanding as of March 4, 1996, was 4,422,056.

Item 1.  Business.

General.

         Allied Research Corporation ("Allied") was incorporated in 1962 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988. Allied's business is primarily conducted through its four (4) wholly-owned subsidiaries, MECAR S.A. ("MECAR"), Barnes & Reinecke, Inc. ("BRI"), Allied Research Corporation Limited ("Limited") and ARC Services, Inc. ("Services") as well as a group of Belgian corporations acquired by MECAR in 1994 and 1995 lead by VSK Electronics, S.A., Teletechnique Generale, S.A. and IDCS, S.A. (collectively, "The VSK Group"). MECAR is located in Petit-Roeulx-lez-Nivelles, Belgium; BRI is headquartered in Arlington Heights, Illinois and has operations in East Moline, Illinois and Troy, Michigan; Limited is located in the United Kingdom; Services, which effectively terminated its operations at the end of 1995, operated out of Allied's headquarters office in Vienna, Virginia; and The VSK Group operates from several different locations in Belgium.

Description of Business.

Allied.

         Allied provides management and marketing services to its subsidiaries. Allied also provides export licensing and freight forwarding services for its subsidiaries.

MECAR.

         MECAR develops, designs, manufactures and sells ammunition and weapon systems. Substantially all of MECAR's revenues are derived from the sale of ammunition which is used with weapons that are generally considered defensive weapons.

         MECAR designs and manufactures a wide variety of shells, grenades and rockets in the artillery, anti-tank and anti-personnel categories. It also produces two classes of weapons for light infantry use. The following are the principal products produced and sold by MECAR:

                  105mm Tank - APFSDS-T M1060 (Armour Piercing Discarding Sabot Fin Stabilized Tracer) Round. For use with 105mm tank guns - US M68, UK L7 and French CN105F1 - this projectile is used to defeat armored targets by means of the kinetic energy (KE) of its monobloc tungsten alloy long rod penetrator. This model of KE round is a product improvement of the current in-service MECAR 105mm TK APFSDS-T M1050. Projectiles consist of a sub-projectile and sabot. The sub-projectile comprises an armour piercing fin stabilized tungsten alloy long rod penetrator, and aluminum windshield and a tracer assembled in the fin assembly. This is contained within a 3 piece aluminum discarding sabot, held in place with a plastic band at the forward end and a plastic obturating band toward the sabot base. The projectile is crimped to the lined cartridge case which is loaded with cool burning, multi-perforated, loose propellant, and is fitted with an electric primer. This round is comparable to the US model M833 APFSDS-T round.

                  90mm Anti-tank APFSDS-T M562 Round. This shell developed by MECAR consists of a tungsten penetrator weighing 1.7 kilograms, a discardable sabot of light alloy and a fin with tracer. This kinetic energy shell, weighing 2.8 kilograms with the sabot, is fired at a muzzle velocity of 1460 meters per second with an effective combat range of 1800 meters. The penetration capability of this shell against a 120mm thick armour plate slanted at 60 degrees is achieved at ranges in excess of 2,000 meters. MECAR has developed and designed several versions of the 90 mm round which can be used by various guns in usage around the world.

                  25mm APFSDS-T M935 Round. This ammunition round is produced for use against light armor and support vehicles and was first delivered to customers starting in 1993. This round was Mecar's first entry into the medium caliber ammunition market, and further expanded the customer base to include infantry fighting and reconnaissance vehicles.

                  Universal Bullet Trap Rifle Grenades. The universal bullet trap rifle grenade is designed to be light, effective, accurate and simple to use. It is fitted over the muzzle of any standard military rifle with a muzzle outer diameter of 22mm and fired from the shoulder in the normal manner. This method of firing a grenade is made possible by MECAR's development of the universal bullet trap ("BTU"). The BTU is a patented device which can be used with all existing makes of steel core or soft core bullets in calibers 7.62mm and 5.56mm, including the latest round (SS109) used in the M-16 rifle. The BTU is fitted within the tail of the grenade. When the bullet is fired, it lodges in the BTU and the expanding gases released by the discharged round propel the grenade to its target. MECAR manufactures several different bullet trap grenades including high explosive fragmentation, anti-personnel, armour piercing, smoke generating, white phosphorus, and parachute flare (night illuminating).

                  Rifle Grenades. A full range of rifle grenades utilizing the ballistite cartridge for launching can also be manufactured by MECAR. These include anti-personnel, armour and concrete piercing, smoke, illumination, delay and other types. This type of grenade is no longer widely used due to the development of the bullet trap grenade.

                  60 to 202mm Ammunition. Other ammunition manufactured by MECAR for use in various gun systems includes the kinetic energy penetrator round, high explosive anti-personnel fragmentation round, anti-tank tracer projectile, smoke tracer projectile, anti-personnel canister, and training devices.

                  84mm SAKR Recoilless Rifle. MECAR has recently expanded its line of anti-armor munitions with the addition of their 84mm SAKR recoilless rifle and its associated family of ammunition. The SAKR fills the gap between rifle grenades and the 90mm family of guns and ammunition. Several large orders have already been received. The SAKR ammunition (HEAT, HE-T and HE-TP-T) is also interoperable with existing 84mm systems which has been sold extensively around the world. MECAR is now in a position to provide ammunition to support the existing inventory of weapons as well as further expanding the use of this type of infantry weapon with countries that have already purchased MECAR rifle grenades.

BRI.

         On May 26, 1987, Allied purchased all of the outstanding capital stock of BRI, a Delaware corporation.

         BRI is an engineering and manufacturing firm that specializes in design, prototype fabrication, production, test and inspection documentation for government and industry. The major portion of BRI's business is in military vehicle technology and technical support of combat and support vehicles. BRI's capability includes the design of heavy wheeled and tracked vehicles. Military and commercial technical manuals are prepared, technical data packages are maintained, and logistic support analysis conducted. BRI is the U.S. Army's technical support contractor on the M109 self-propelled 155mm Howitzer family of vehicles, M88 Recovery Vehicle and M55 Sheridan Light Tank.

         BRI's technical publications department provides documents and manuals for the presentation and support of products. This includes both commercial and government department of defense customers.

Limited.

         Limited, a systems integrator in the ammunition industry, was established by Allied in 1989 to augment its overseas business development efforts. In 1991 and 1992, Limited procured and supplied end item munitions such as artillery projectiles and tank ammunition including cartridge cases, primers and propellants pursuant to two (2) contracts obtained from one of MECAR's principal customers. Limited has completed these contracts, which comprised Limited's entire backlog. In 1994, the London office of Limited was closed and the employment of the relevant employees was terminated. Allied and MECAR continue to attempt to obtain additional systems integration contracts. If any such contracts are obtained in the name of Limited, such entity will be appropriately staffed and supported to carry out the contracts. At present, the only substantial assets of Limited are a promissory note evidencing advances made by Limited to MECAR and an intercompany receivable in the aggregate amount of $21,774,000 which have been eliminated in consolidation.

Services.

         Services was organized to provide demilitarization and environmental services to governments and private corporations. No significant revenue has been earned by Services. Its operations were effectively terminated at the end of 1995. No significant activity is expected in this area for the foreseeable future.

The VSK Group.

         On June 1, 1994, MECAR acquired all of the outstanding stock of The VSK Group. The VSK Group engages in the business of developing, manufacturing, selling, installing and servicing security systems for private industry. The systems marketed by The VSK Group include intrusion detection, access control and fire detection systems. The principal products manufactured by The VSK Group are central control panels; the other components are purchased from other vendors. In May, 1995, The VSK Group acquired all of the outstanding stock of IDCS, S.A., which markets an upscale line of security services products principally in European markets.

Geographic Areas and Industry Segments.

         See  Note  T  to  Allied's   consolidated   financial   statements  for
information concerning the geographic areas and industry segments of Allied which information is incorporated herein by reference.

Market and Customers.

         Allied derives the principal portion of its revenues from direct and indirect sales to foreign governments, U.S. Government agencies and prime contractors, primarily on fixed price contracts. The addition of The VSK Group adds a non-military component to company-wide operations. During 1995, two agencies of a foreign government and another foreign government accounted for approximately 12%, 31% and 27% of Allied's revenues. During 1994, 5%, 60%, 14% and 7%, of Allied's revenues were derived from two agencies of a foreign government and two other foreign governments, respectively. During 1995 and 1994, Allied derived approximately 17% and 12%, respectively, of its annual revenue from U.S. Government agencies and contractors. The VSK Group accounted for approximately 28% and 10% of Allied's 1995 and 1994 revenues, respectively.

         MECAR's products are sold directly or indirectly to the defense departments of governments. MECAR is regulated by Belgian law regarding the foreign governments with which it may do business.

         The sales by MECAR in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. This is due to the nature of its business. An order for MECAR's products is typically for a large quantity and/or a substantial aggregate price, primarily because materials required for the manufacture of the products cannot be economically purchased in small quantities and because of the favorable economies of large volume production. In addition, the production period required to fill most such orders may range from several months to a year. Accordingly, MECAR's business is dependent upon its ability to obtain such large orders. MECAR has no continuing contract with any customer to purchase MECAR's products. MECAR does, of course, accept smaller orders when it is profitable to do so or when MECAR management believes that accepting such an order is otherwise in the best interests of MECAR. MECAR's products are designed for general military use by a variety of government customers.

         When MECAR obtains a contract for the sale of its products, it generally receives down payment(s) and/or letter(s) of credit to be applied to the purchase price upon shipment of the products.

         BRI's engineering and technical services are sold directly or indirectly to the United States Department of Defense and to certain civilian customers. BRI has a number of ongoing design and engineering assignments with U.S. military agencies, however, BRI has no continuing contract with any customer to provide products or services. The size of the orders vary and completion time ranges from several months to a few days. U.S. Government contracts are subject to termination at the convenience of the U.S. Government or for default. BRI has also begun to market its services to foreign governments and in 1995 received its first foreign military sales contract from the U.S. government to provide upgrade parts for a foreign government's military hardware.

         Limited's system integration services have been marketed directly and indirectly to the defense departments of governments. In 1994, Allied closed Limited's London office and terminated the employment of the individuals operating from such office. Allied and MECAR continue to market systems integration business.

         The VSK Group derives substantially all of its revenue from sales and services to private industry such as banks, private businesses, quasi-public office buildings, etc. The customers of The VSK Group are located in Belgium and in neighboring countries. While most of the orders received by The VSK Group are for work which can be completed within one year, it has received two (2) multi-year orders for its products and services. IDCS sells its products principally in European markets.

Marketing.

         Most of the marketing activities of MECAR and Limited are handled by MECAR's staff of sales engineers and executive staff. In addition, MECAR advertises in trade journals and participates in trade shows. MECAR is also represented by marketing representatives in different markets. MECAR obtains orders from the agencies of a foreign government which constitute its principal customers through an independent marketing representative.

         BRI's   marketing   activities  are  conducted  by  its  executive  and
management staff. In addition, BRI participates in various trade shows and advertises in trade journals.

         Some of Limited's marketing is also handled by Allied's executive staff. The two (2) systems integration contracts previously obtained by Limited were obtained through Allied's efforts via MECAR's principal marketing representative.

         The marketing activities of The VSK Group are handled principally by its staff of sales personnel. Marketing activities outside of Belgium are conducted by independent distributors. In addition, The VSK Group advertises in trade journals and participates in trade shows.

Research and Development.

         The development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 1995, 1994 and 1993, MECAR expended $1,039,631, $940,133 and $671,685, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling and fixtures and special explosive loading and testing systems.

         BRI conducts research and development under contract to both government and commercial clients. Generally, full-size prototypes are supplied where the research and development requirement calls for a working model or unit.

         Approximately $93,000, $322,200 and $170,000 was expended in 1995, 1994 and 1993, respectively, for research and development activities on behalf of Services. No significant amounts are expected to be expended for such activities in 1996.

         The business of The VSK Group requires continuous investment in research and development to update and enhance the security systems. The VSK Group employs a staff of design engineers specialized in the field of both electronic hardware and software. During 1995, The VSK Group expended $954,363 on research and development. Prior to 1995, The VSK Group did not separately account for its research and development costs.

Suppliers and Materials.

         Production of ammunition requires an ample supply of chemicals, pyrotechnical materials and metal component parts and casings. During the development phase the selection of specific propellants and case materials includes consideration of the availability of raw materials and reliability of suppliers. MECAR generally attempts to ensure that several vendors will be available in the open market to compete for all supply contracts. However, once the development phase is complete and the design has been stabilized for certain products, the continued availability of supplies can become critical to its ability to perform a particular contract. MECAR seeks to protect itself against shortages and similar risks by planning alternative means of production, by producing internally, and by monitoring the availability and sources of supplies.

         Production of weapons requires a continued supply of a variety of components and materials. MECAR depends upon major suppliers to provide such components and materials where in-house capability does not exist. It has generally found such materials and supplies to be readily available.

         For its manufacturing and assembly operations, BRI is dependent on suppliers of raw materials and parts, some of which are customer-directed sole source procurement. BRI has found such supplies and materials to be generally available.

         By the nature of its systems integration business, Limited is required to rely extensively upon vendors to supply end-use items required under Limited's contracts with its customer. To date, Limited has found all necessary items to be generally available.

         The VSK Group relies upon a number of selected subcontractors to supply the requisite electronic hardware for its security systems. To date, The VSK Group has found such subcontract materials to be readily available. Assembly of the central control panels (including all computer software) is performed internally by employees of The VSK Group.

Backlog.

         As of December 31, 1995 and December 31, 1994, Allied had backlog orders believed to be firm, after giving effect to the percentage of completion method of accounting, of approximately $68.1 (of which $21.1 relate to The VSK Group) and $23.1 million, respectively. The backlog of orders as of December 31, 1995 are expected to be substantially filled in 1996.

Competition.

         The munitions business is highly competitive. MECAR has a number of competitors throughout the world, including the United States. Many of its competitors are substantially larger companies with greater capital resources and experience. Many of its competitors have existing relationships with governments and countries in which MECAR markets its products. For example, many countries will only acquire ammunition and other military items from vendors located in said countries. In many other countries, it is important to have an independent marketing representatives. Competition is mainly based upon accessibility of potential markets, technical expertise, quality and capabilities of the product and price.

         BRI is in a very competitive business and many of its competitors are larger companies with greater capital resources. A large portion of BRI's business is obtained through the competitive bidding process.

         Limited has a number of competitors in its attempts to obtain systems integration business, many of which are larger companies with greater financial resources.

         The nature of the competition encountered by The VSK Group depends upon the segment of the security systems business. In the development and manufacturing area, there are a number of larger competitors, many with greater financial resources than The VSK Group. In the installation and services area, The VSK Group competes with a number of smaller, local competitors.

Personnel.

         As of March 4, 1996, Allied had 5 employees. As of March 4, 1996, MECAR, BRI and The VSK Group had 519 full-time, permanent employees classified as follows:

         MECAR

         Technical and salaried employees             50
         Hourly workers                              214
         Technical consultants                         2

         BRI

         Salaried employees                           70
         Hourly employees                             42

         The VSK Group

         Technical salaried employees                117
         Hourly workers                               24

         The classification of employees noted above for MECAR and The VSK Group is in accordance with Belgian law.


Patents.

         MECAR holds a number of patents in many countries and with varying expiration dates covering certain of its products. Allied does not believe there is a threat of a material loss of revenue with the expiration of any of these patents.


Environmental Regulations.

         Allied does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position.

Principal Customers.

         MECAR has historically received a large percentage of its revenue from two (2) agencies of a foreign government. In 1991, 1992 and 1993, MECAR and in 1991 and 1992, Limited had contract revenue from these agencies in amounts in excess of those historically received. Contract awards from these agencies from 1992 through 1994 were substantially reduced. Contract awards rebounded somewhat in 1995, although well below the levels received in the 1991-1993 timeframe.

Item 2.  Properties.


         Allied's principal executive offices are located in Vienna, Virginia, where it leases approximately 4,300 square feet of office space. The lease expires in September, 2000.

         MECAR's  principal  factory is located  approximately 25 miles south of
Brussels  near  Nivelles,   Belgium.  The  factory  principally  consists  of  a
manufacturing and administrative complex which was occupied by MECAR in 1989. The manufacturing area consists of approximately 112,000 square feet and the administration facilities consist of approximately 28,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A development range is also maintained on this property. MECAR also owns a 500 acre test range in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was acquired in 1985. This property, which for several years had been leased by MECAR, was acquired by S.A. MECAR Immobiliere, a wholly-owned subsidiary of MECAR.

         Throughout 1995, MECAR operated at an average of 50% of productive capacity of its facility, assuming the operation of 3 manufacturing shifts. MECAR is currently operating at approximately 45% of such productive capacity. MECAR is currently operating one full shift plus a partial manufacturing second shift.

         Capital expenditure programs for equipment planned in 1996 will require funding of approximately $2.5 million.

         BRI operates from an office and manufacturing building in Arlington Heights, Illinois. BRI has leased approximately 57,500 square feet of office, engineering and manufacturing space through July 31, 1999. Assuming one full shift is maximum capacity, BRI is currently operating at approximately 100% of the productive capacity of its Arlington Heights facility.

         BRI also operates from leased facilities located in Troy, Michigan and East Moline, Illinois. The Troy operations are conducted from a leased facility consisting of approximately 17,500 square feet of office and engineering space. The Troy lease expires on January 31, 2000. The East Moline facility contains 1,200 square feet of office and engineering space and is leased on a month to month basis. Both facilities are used as bases to service Department of Defense customers in the vicinity. BRI is currently operating at approximately 100% of the productive capacities of each of its Troy and East Moline facilities.

         The VSK Group operates from owned facilities containing approximately 43,000 square feet. Such facilities are currently operating at approximately 100% of productive capacity.


Item 3.  Legal Proceedings.

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to Allied's business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject.


Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders of Allied during the fourth quarter of 1995.

                                                        PART II

Item 5.  Market for Stock and Related Security Holder Matters.
Market Information.

         Allied's Common Stock has been listed for trading on the American Stock Exchange ("AMEX") since September 15, 1992. Its AMEX trading symbol is ALR. Its media listing is under the symbol Allied Rsrch. The table below shows the high and low sales prices of Allied's Common Stock during 1995 and 1994 (as reported by AMEX):

         1995                  High            Low

         1st Quarter         $5              $3-1/4
         2nd Quarter          4-1/4           2-9/16
         3rd Quarter          4-5/8           3-5/8
         4th Quarter          4-3/8           3-1/8

         1994                  High            Low

         1st Quarter         $9-1/4          $6-3/8
         2nd Quarter          7               4
         3rd Quarter          5               2-7/8
         4th Quarter          6-3/8           3-1/4

Stockholders.

         There were approximately 1,708 holders of record of the Common Stock of Allied as of March 6, 1996.


Dividends.

         Allied paid a 5% stock dividend on November 6, 1992 to holders of record of its Common Stock on October 15, 1992. Cash was paid in lieu of the issuance of fractional shares. There have been no cash dividends declared or paid by Allied in 1993, 1994 or 1995. The banking agreements of MECAR and Limited restrict the ability of such subsidiaries to transfer funds to Allied as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Selected Financial Data.

         The following selected financial data relates to Allied's consolidated financial position and results of operations for 1995, 1994, 1993, 1992 and 1991:


                       1995        1994        1993        1992        1991
                       ----        ----        ----        ----        ----

                          (000's omitted except per share amounts)

 Revenues            $65,769     $ 69,847    $147,097    $217,334    $174,677



 Net earnings (loss)  (2,013)     (10,941)      7,995      18,040      14,229

 Per Share:
 Net earnings (loss)    (.46)       (2.49)       1.73        3.99        3.21

 Total assets         94,253      107,386     163,591     116,236     128,330

 Long-term debt
 obligations and
 redeemable preferred
 stock                28,435       14,108      19,218       6,462       7,437

 Cash dividends
 declared per
 common share              -            -           -           -           -

NOTE: During 1993, Allied changed its method of accounting for income taxes as a result of the adoption of FASB 109. This change did not have a significant effect on the comparability of the above selected financial data. See Notes A and P to the accompanying financial statements for Allied. Per share amounts have been retroactively restated to reflect the 1992 stock dividend.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Overview

                  Allied provides management services to its wholly-owned subsidiaries. Its principal assets are the stock of its wholly-owned subsidiaries: MECAR, BRI, Limited and Services. Allied's consolidated statements have eliminated intercompany trans-actions. The following discussion refers to the financial condition, liquidity and results of operations of Allied on a consolidated basis unless otherwise stated. All dollars are in millions except per share amounts.

                  Allied incurred a net loss of $2.01 ($.46 per share) for 1995 compared with a net loss of $10.94 ($2.49 per share) for 1994 and a net profit of $8 ($1.73 per share) for 1993 (after a provision for restructuring costs of $2.1 net of taxes or $0.44 per share).

                  Allied's 1995 loss resulted principally from a loss incurred at MECAR. The loss at MECAR was primarily attributable to insufficient revenue from MECAR's traditional customer base. MECAR historically relies upon contracts from two agencies of a foreign government for the major portion of its revenue. In 1994, MECAR received orders from such customers for only $22. While the level of such orders increased to $48 in 1995, such orders were not received until the second half of 1995 and did not provide sufficient revenue in the last half of 1995 to offset the losses incurred during the first half of 1995.

Trends In Operations

                  Allied's results from operations are uneven as a result of the volatility of the overseas military business of MECAR. While management is encouraged by the increase in orders received by MECAR in 1995, MECAR must continue to obtain similar or larger orders on a timely basis. The losses of 1994-1995 have eroded the profits earned in the 1991-1993 period.

                  Management continues to attempt to broaden its revenue base in several respects. First, MECAR continues to attempt to open new markets for its products. These efforts resulted in revenue from first-time customers of approximately $2.6 in 1995. Second, the acquisition of The VSK Group (in 1994) and IDCS (in 1995) constitute an attempt to mitigate the impact of the
volatility   of  the  overseas   military   operations   on  Allied's   results.
Notwithstanding these efforts, at present, Allied's results continue to be principally driven by the results of MECAR and more specifically by the business generated from MECAR's traditional customer base.

                  MECAR began 1996 with a backlog of approximately $34.7. It has also received $15.4 of new orders in early 1996. While it anticipates the receipt of additional orders in 1996 from other sources, the most substantial orders anticipated by MECAR are from its traditional customer base. Such contracts come at irregular intervals and have proven impossible to predict. Given the lead time between receipt of such contracts and recognition of significant amounts of revenue therefrom, the timing of receipt of any such contracts is critical for Allied's 1996 results and liquidity.

Trends In Liquidity And Capital Resources


                  Allied experienced liquidity problems during 1990 and the first portion of 1991 due to substantial operating losses experienced during 1988 and 1989 as well as the pledge of cash needed to accommodate the then increasing backlog of orders. The liquidity improved significantly in 1991-1993. The substantial losses incurred in 1994 caused a decline in liquidity which decline continued throughout 1995 due to the more modest losses incurred in 1995. A further decline in liquidity is forecast for 1996 unless MECAR obtains and finances substantial contracts from its principal customer base or other customers. If such contracts are not timely obtained, the continued decline in liquidity will cause Allied to continue its reduction of operating costs, seek additional capital and/or take other currently unidentified actions to remedy the liquidity deficiency.

Liquidity.

                  Allied's liquidity continued to decline in 1995, principally as a result of non-profitable operations at MECAR. Working capital was approximately $13.98 at December 31, 1995, which is a decrease of $2.47 from the December 31, 1994 level. The working capital is required for operations and to support credit facility agreements.

                  Accounts receivable at December 31, 1995 decreased from December 31, 1994 by $.7 due to larger collections at the end of 1995. Costs and accrued earnings on uncompleted contracts decreased by $2.08 from 1994 as a result of lower levels of work in process at 1995 year-end. Inventory increased by $2.01 over 1994, generally as a result of longer production times. Prepaid expenses and deposits decreased $.11 due to a decline in new orders. Current liabilities decreased by $26.07 from 1994 levels as a result of the completion and final delivery of various contracts and an increase in long-term debt.

                  During 1995, 1994 and 1993, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts.

                  Allied and its subsidiaries implemented substantial cost cutting initiatives in 1995. Allied reduced its general and administrative expenditures by 17%; similarly, MECAR reduced its expenditures by 2%. The London office of Services was closed in late 1994 which resulted in substantial cost savings in 1995. Services projects were wound down throughout 1995 which resulted in a reduction in costs of 45%. Selling and administrative expenses for Allied increased by $.13 in 1995 over 1994 since the 1995 expenses included a full year of such expenses at VSK (as opposed to seven (7) months in 1994) as well as almost eight (8) months of such expenses at IDCS.

                  Except for a modest line of credit to support the operations of each of MECAR and BRI, neither Allied nor any of its subsidiaries has a line of credit or other bank facility to provide liquidity. Accordingly, Allied's ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from operations. Given the relative size of the operations of its subsidiaries, Allied's continued ability to generate sufficient cash flow is currently dependent principally upon MECAR's operations.

                  MECAR typically obtains relatively large orders for its ammunition and weapon systems which require a credit facility to provide import letters of credit, advance bank guarantees and performance bonds. These needs have been met in the last few years via an agreement with a four (4) member foreign bank pool (the "Bank Agreement"), supplemented by a term loan supplied by some of the bank pool participants (the "Term Loan") and a partial guarantee by the regional government in Belgium (the "Walloon Region"). MECAR's obligations under the Bank Agreement are also supported by a $3.0 guarantee provided by Allied. The credit facility was last amended in 1995 to finance the orders received by MECAR from its principal customers. The bank agreement must be further amended to provide appropriate financing for new orders as they are received by MECAR. To date, MECAR has not had to refuse a contract due to inability to obtain appropriate financing. While management believes that it will be able to finance additional MECAR contracts using the bank pool structure, there can be no assurance that such financing will be provided.

                  The Bank Agreement and other loan agreements continues to impose certain restrictions on MECAR. MECAR's obligations were collateralized at December 31, 1995 by base cash deposits of $10.56 (plus the Term Loan deposit proceeds of $18.49) and a pledge on MECAR's assets of $27.6. As a result, $10.56 of the $15.74 cash balance reflected on the December 31, 1995 balance sheet is not available for general corporate use. The Bank Agreement further precludes MECAR from making payments to any company in the Allied group in excess of $2 per year. At December 31, 1995, MECAR had unrestricted cash of $5.18. The Bank Agreement also requires Allied to increase MECAR's capital by approximately $8.6 in early 1996 by agreeing to contribute certain intercompany indebtedness.

                  MECAR has a mortgage loan with a foreign bank which had an outstanding balance of approximately $6.2 at December 31, 1995. The loan was payable during 1995 on an interest-only basis; commencing January, 1996, principal and interest payments commenced which extend through January, 2004.

                  BRI operated throughout 1995 from cash generated from operations supplemented by a credit facility. The credit facility initially consisted of a $1.0 line of credit which was converted during 1995 to: (i) a $750,000 line of credit; (ii) a $500,000 term loan (repayable over a three year period) to reimburse BRI for capital expenditures in 1994; and (iii) an additional $500,000 term loan (repayable over a three year period) to finance additional capital expenditures. The line of credit expires in July, 1996 and is renewable at the discretion of the bank on an annual basis thereafter. At December 31, 1995, the line of credit had an outstanding balance of $0.45.

                  VSK  operated   throughout   1994  primarily from  cash
generated from operations. IDCS, which was acquired by VSK in the second quarter of 1995, similarly operated from cash generated from operations.

                  Limited's minimal activities in 1995 were funded solely from cash generated from the 1991-1993 period and from funds supplied by MECAR.

                  The operations of Services were funded by cash supplied from Allied. Services effectively ceased operations at the end of 1995.

                  In May, 1995, The VSK Group acquired all of the outstanding stock of IDCS, S.A. for a purchase price of $2.97. The purchase price was funded by a combination of bank and seller financings and thus did not adversely affect Allied's cash flow.

Capital Resources.

                  Allied spent $2.92 in 1995 on capital equipment expenditures as compared with $3.62 and $3.65 in 1994 and 1993, respectively. The expenditures in 1995 were primarily for repairing facilities damaged by the spring, 1995 explosion and for new equipment and upgrading facilities at MECAR. Management currently anticipates that it will spend approximately $2.5 on capital expenditures in 1996, principally for additional upgrades to the MECAR facility and for the benefit of BRI and The VSK Group.

Results of Operations

                  Allied had revenues of $65.8 in 1995 as compared to revenues of $69.8 and $147.1 in 1994 and 1993, respectively. Allied incurred a loss of $2.01 in 1995 compared to a loss of $10.94 in 1994 and a profit of $8.0 in 1993.

                 The following table sets forth, for the years ended December 31, 1995, 1994 and 1993, certain items from Allied's consolidated statements of operations expressed as a percentage of net sales:

                                          1995      1994      1993
                                          ----      ----      ----

Revenue                                  100.0%    100.0%    100.0%

Costs and Expenses
  Cost of sales                           75.9      91.6      80.8
  Selling and administrative              24.0      22.4       7.9
  Research and development                 3.1       1.8        .6
  Restructuring charge                    ----        .5       2.0

           Operating income (loss)        (3.0)    (16.3)      8.7

Other income (deductions)
  Interest income                          2.7       5.1       2.9
  Interest expense                        (4.6)     (5.4)     (2.8)
  Other - net                              3.0       1.9       (.6)

           Earnings before
           income taxes (loss)            (1.9)    (14.7)      8.2

Income taxes                               1.1       1.0       2.8

           Net earnings (loss)            (3.0)    (15.7)      5.4

Revenues

                 Revenues for 1995 decreased $4.1, or 5.8% as compared to 1994. Revenues at MECAR decreased by approximately 41% from the prior year due to the completion of several contracts and the delay in receipt of substantial new orders. Further, MECAR's 1995 revenues included a $1.3 net recovery from insurance arising from an explosion at one of the storage bunkers. Such revenues partially offset overhead and operating costs of MECAR during the shutdown period. Revenues at Limited continue to be generated largely by interest earned on inter-company loans made to MECAR, which revenue was eliminated in consolidation. Revenues at BRI increased 60% from 1994 levels principally due to the receipt by BRI of a foreign military sales contract with an international customer. Revenues at The VSK Group increased approximately $11.1, or 156%, over the seven (7) month period reported for 1994. The 1995 revenue for The VSK Group included $1.6 revenue reported by IDCS for the eight (8) month period following its acquisition in early May, 1995.

                 Revenues for 1994 decreased $77.3, or 52.6% as compared to 1993. Revenues at MECAR decreased by approximately 60.5% from the prior year due to the completion of several large contracts and the lack of substantial new orders. In addition, MECAR did not complete as originally forecast: (1) a contract from one of its principal customers due to a delay in the provision by such customer of a letter of credit to secure the purchase price and (ii) another contract as a result of difficulty encountered in receipt of a necessary component.
Revenues at Limited decreased from 1993 levels since Limited has no remaining customer contracts; its revenue was generated largely from interest earned on inter-company loans made to MECAR, which revenue was eliminated in consolidation. Revenues at BRI decreased 12.6% from 1993 levels principally due to the delay in receipt of substantial orders. Such orders, originally anticipated for receipt in early to mid 1994, were delayed and received in the last quarter of 1994. Accordingly, only minimal revenue from these orders was recognized in 1994. Revenues at The VSK Group were $7.2 for the last seven (7) months of 1994.

Cost of Sales

                  Cost of sales as a percentage of sales for 1995 decreased 15.9% over 1994 due to the product mix manufactured, the high costs incurred in 1994 due to delays and loss provisions no longer required on a terminated contract.

                  Cost of sales as a percentage of sales for 1994 increased 10.8% in 1994 over 1993 due to the product mix manufactured. MECAR's cost of sales as a percentage of sales for 1994 increased 12.5% in 1994 compared to 1993 principally due to the product mix produced and some problems experienced in obtaining certain components of its products.

Selling and Administrative Expenses

                  Selling and general administrative expenses in 1995 increased from 1994 levels due to a full year of operations at The VSK Group, and eight
(8) months of operations at IDCS which were offset by cost containment measures implemented company-wide. Further, The VSK Group incurred approximately $0.8 expenses in 1995 due to a failed attempt to establish an operation in France.

                  Selling and general administrative expenses in 1994 increased over 1993 due to the acquisition of The VSK Group, increased marketing efforts targeted to expand the Company's customer base as well as due diligence efforts in connection with several proposed acquisitions.

Research and Development

                  Research and development costs increased in 1995 over 1994 levels due to additional efforts by MECAR in broadening its product lines and VSK's accounting for research and development costs beginning in 1995.

                  Research and development costs increased in 1994 over 1993 levels due to additional efforts by MECAR in broadening its product lines. In addition, Services continued to expend funds in its efforts to bring its demilitarization and water purification efforts to market.

Interest Income

                  Interest income decreased in 1995 from 1994 due to the utilization of cash for unprofitable operations and reduced cash deposits associated with the Term Loan agreement.

                  Interest income decreased in 1994 from 1993 due to the utilization of cash for unprofitable operations and the acquisition of The VSK Group.

Interest Expense

                  Interest expense decreased in 1995 from 1994 as a result of a decrease in outstanding debt and credit facilities fees.

                  Interest expense decreased in 1994 from 1993 as a result of a decrease in outstanding debt and credit facilities fees.

Other - Net

                  Allied had a gain in 1995 of $2.0 from other sources, principally consisting of net currency gains occasioned by the weakened U.S. dollar.

                  Allied had a gain in 1994 of $1.3 from other sources, principally consisting of net currency gains occasioned by the weakened U.S. dollar. In 1993, Allied had a net loss of $1.0 including a net currency loss of $1.2.

Income Taxes

                  The 1996 effective tax rate was 58.6% primarily due to the losses incurred at MECAR (which can only be carried forward) and foreign tax rate differentials in the U.S.

                  The 1994 effective tax rate was 6.5% due to the losses incurred at MECAR (which can only be carried forward) and in the U.S.

Net Earnings (Loss)

                  The Company incurred a $2.01 loss in 1995 compared with a loss of $10.94 in 1994. BRI and The VSK Group operated at a profit in 1995; MECAR and Services operated at a loss. The loss incurred by MECAR was minimized due to approximately $1.3 attributable to the excess of insurance proceeds received by MECAR over direct costs and expenses incurred as a result of the spring, 1995 explosion.

                  The Company incurred a $10.94 loss in 1994 compared with a profit of $8 in 1993. All subsidiaries (except The VSK Group) operated at a loss in 1994.


                                    PART III


Item 10.  Directors and Executive Officers of Allied.

Directors.

         The following are the directors of Allied:

         J. R. Sculley, age 55, became a director of Allied in 1991. He has served as president and chief operating officer of Allied since April, 1992, and was named chairman of the board and chief executive officer in December, 1992. He is also a director of MECAR, BRI, Limited and Services. Between 1989 and April, 1992, Mr. Sculley was Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, and, prior thereto, was Assistant Secretary of the Army (Research, Development and Acquisition).

         Charles T. Scott, age 74, became a director of Allied in 1991. He is a retired business executive. From 1978 to 1990, Mr. Scott was president of Management Services Corporation, a subsidiary of Lear Siegler Corp., a defense company.

         Clifford C. Christ, age 48, became a director of Allied in 1993. He has been the president and chief executive officer of NavCom Defense Electronics, Inc., a defense electronics company, since 1988.

         Earl P. Smith, age 57, became a director of Allied in 1993. Mr. Smith has been a principal of Earl Smith & Associates, a defense consulting firm, since 1990. During 1990 he was vice president-commercial operations of Management Services Corporation, a subsidiary of Lear Siegler Corp., and from 1986 to 1990 he was vice president marketing and contracts of Management Services Corporation.

         Robert W. Hebel, age 72, became a director of Allied in early 1996. Throughout the last five years, Mr. Hebel has been a private investor.

         Harry H. Warner, age 60, became a director of Allied in early 1996. Throughout the last five years, Mr. Warner has been a self-employed financial consultant, investor and real estate developer. He is also a director of Chesapeake Corporation, Pulaski Furniture Corporation and American Filtrona Corporation.

Executive Officers.

         The following are the executive officers of Allied:

         J. R. Sculley, age 55, was elected chairman of the board and chief executive officer of Allied in December, 1992, and has served as Allied's president and chief operating officer since April, 1992. He served as Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, from 1989 to April, 1992, and previously was Assistant Secretary of the Army (Research, Development and Acquisition). Mr. Sculley also serves as a director of MECAR, BRI, Limited and Services.

         W. Glenn Yarborough, Jr., age 55, was elected vice president of Allied in January, 1995. Since February, 1993, Mr. Yarborough has served as vice president of Services. Previously, he served as director of business development of Grumman Corporation, a defense company. Mr. Yarborough also serves as a director of The VSK Group.

Item 11.  Executive Compensation

Compensation of Directors and Executive Officers
         The following table sets forth information concerning all compensation paid for services rendered in all capacities to Allied and its subsidiaries during the years ended December 31, 1995, 1994 and 1993, by the chief executive officer of Allied and by other executive officers of Allied whose total annual salary and bonus exceeds $100,000:

                           SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                          Annual Compensation                   Awards              Payouts
(a)         (b)    (c)         (d)            (e)           (f)          (g)          (h)       (i)
                                             Other                                              All
Name                                         Annual         Restricted   Securities             Other
and                                          Compen-        Stock        Underlying   LTIP      Compen-
Principal                                    sation         Award(s)     Options/     Payouts   sation
Position    Year   Salary($)   Bonus($)      ($)            ($)          SARs (#)     ($)       ($)
---------   ----   ---------   --------      -------        ----------   --------     -------   ------
J. R.       1995   $235,000
Sculley,    1994   $235,000  1\$103,125   2\$ 82,762.85                  3\56,000
Chief       1993   $225,000               4\  44,654
Executive
Officer

W. Glenn    1995   $144,500
Yarborough, 1994   $130,000  6\$ 26,250                                  7\14,000
Jr., Vice
President\5

Michael W.  1995   $132,000
Owen, Vice
President\8

---------------
                                       25

1. Mr. Sculley was granted 25,000 shares of Company stock which had a market value of $4.125 per share on the date of grant.
2. Mr. Sculley was paid $82,762.85 in payment of federal and state taxes paid as a result of the 1994 stock award.
3. Mr. Sculley was granted incentive stock options to acquire up to 56,000 shares of Company stock in March, 1994. The options first become exercisable in March, 1996 at which point they become exercisable at the rate of 20% of the underlying shares per year.
4. Mr. Sculley was paid $44,654 in partial payment of federal and state taxes paid as a result of the 1992 stock award.
5. Mr. Yarborough first became an executive officer of the Company in April, 1992.
6. Mr. Yarborough was granted 6,000 shares of Company stock which had a market value of $4.375 per share on the date of grant.
7. Mr. Yarborough was granted incentive stock options to acquire up to 13,000 shares of Company stock in March, 1994. The options first become exercisable in March, 1996 at which point they become exercisable at the rate of 20% of the underlying shares per year.
8.   Mr. Owen resigned all positions with the Company in early 1996.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                           and FY-End Option/SAR Value

              (a)                (b)                (c)                (d)                (e)

                                                                  Number of
                                                                  Securities           Value of
                                                                  Underlying           Unexercised
                                                                  Unexercised          In-the-Money
                                                                  Options/SARS at      Options/SARs at
                                                                  FY-End (#)           FY-End ($)


                             Shares Acquired     Value            Exercisable/         Exercisable/
Name                         on Exercise (#)     Realized ($)     Unexercisable        Unexercisable
----                         ---------------     ------------     -------------        -------------
J.R. Sculley                         0                  0             0/56,000               0\1

W. Glenn Yarborough, Jr.             0                  0             0/14,000               0\1


----------------

1. At December 31, 1995, the Company common stock traded at $3.125 per share; the exercise price was $8.25 per share.

Director Compensation


         Each director of Allied is currently compensated for services as a director, including as a member of committees of the Board, as follows: (i) each director who is also an employee of Allied is compensated in the amount of $1,000 per month; and (ii) each director who is not also an employee of Allied ("Outside Director") is compensated in accordance with the Allied Research Corporation Outside Directors Compensation Plan (the "Directors Compensation Plan") by which Allied pays each of its Outside Directors $1,000 per month during such Outside Director's tenure and awards 1,000 shares of Allied's Common Stock to each individual who serves as an Outside Director on each July 1. As initially adopted by the Board of Directors, the Directors Compensation Plan authorized the issuance of up to 50,000 shares of Common Stock of Allied; as a result of the 5% stock dividend paid on November 6, 1992, the 48,000 shares remaining to be issued automatically increased to 50,400 shares. In addition, Outside Directors are compensated (a) $1,000 for each Board meeting in excess of four (4) personally attended during each calendar year, (b) $500 for each committee meeting attended which is not held in conjunction with a Board meeting, and (c) $250 for each teleconference Board meeting in excess of two (2) in which a director participates during each calendar year.

         In 1992, the Board of Directors of Allied adopted the Allied Research Corporation Outside Directors Retirement Plan (the "Directors Retirement Plan") to provide retirement benefits for long-standing Outside Directors. Under the Directors Retirement Plan, Outside Directors are eligible for a retirement benefit if they retire from the Board and have served as a member of the Board for a minimum of five (5) years. An eligible Outside Director who retires from the Board is entitled to receive, commencing on the last day of the first month following the month in which the director attains age seventy (70), monthly payments equal to the monthly cash compensation received from Allied at the time the director terminated service in such capacity. Such payments will cease upon the earlier of the expiration of a period of time equivalent to the period of time the director served as a member of the Board or the death of the director. In the event that a director has breached any fiduciary or legal duty to Allied, the director will forfeit any right to payment of benefits under the Directors Retirement Plan. The Directors Retirement Plan is administered by the Board of Directors.

         In 1991, the Board of Directors of Allied adopted the Allied Research Corporation Outside Directors Stock Option Plan (the "Directors Option Plan") by which Allied may grant options for up to 208,000 shares of Allied's Common Stock to its Outside Directors (which amount includes the 5% stock dividend paid on November 6, 1992). None of the options granted pursuant to the Directors Option Plan are intended to qualify as incentive stock options under Sections 422 through 424 of the Internal Revenue Code. The purpose of the Directors Option Plan is to advance the interests of Allied by providing its Outside Directors with financial incentives in the form of non-statutory stock options in order to attract, retain and motivate such Outside Directors. No options were granted under the Directors Option Plan in 1994 and 1995 and no options are outstanding under the Directors Option Plan.


Employment Contracts and Change-In-Control Arrangements

         J. R. Sculley and Allied have entered into an Employment Agreement (the "Sculley Agreement") which extends through March 31, 1998, and is automatically renewable from year to year thereafter unless either Allied or Mr. Sculley gives the other timely notice of its or his intent not to renew. In consideration for his services as an officer of Allied and as a director of Allied and each of its subsidiaries, Mr. Sculley is entitled to receive an aggregate sum of not less than $235,000 per calendar year. The Sculley Agreement further provides that upon the death or disability of Mr. Sculley, the Company will make installment payments to or for the benefit of Mr. Sculley in an amount not to exceed $250,000.

         W. Glenn Yarborough, Jr. and Allied have entered into an Employment Agreement (the "Yarborough Agreement") which extends through July, 1996, and is automatically renewable from year to year thereafter unless either Allied or Mr. Yarborough gives the other timely notice of its or his intent not to renew. In consideration for his services as an officer of Allied and as a director of the entities comprising The VSK Group, Mr. Yarborough is entitled to receive an aggregate sum of not less than $144,500. The Yarborough Agreement further provides that in the event Mr. Yarborough ceases to serve in any capacity as an officer of the Company as a result of a voluntary or involuntary termination within a period of twelve (12) months following a change in control, Mr. Yarborough shall be entitled to a lump sum payment equal to the aggregate amount of compensation payable to Mr. Yarborough throughout the remaining term of the Yarborough Agreement.

         In June, 1991, the Board of Directors of Allied adopted the Preferred Share Purchase Rights Agreement (the "Agreement"). The Board amended the Agreement in April, 1993, to reduce the acquisition threshold described below from 25% to 10%. The Agreement provides each stockholder of record on June 20, 1991, a dividend distribution of one "right" for each outstanding share of Allied's common stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquiror has purchased or has the right to acquire 10% or more of Allied's common stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 30% or more of the outstanding common stock of Allied. All rights held by an acquiror or offeror expire on the announced acquisition date, and all rights expire at the close of business on June 20, 2001. Each right entitles a stockholder to acquire at a stated purchase price, 1/100 of a share of Allied's preferred stock which carries voting and dividend rights similar to one share of its common stock. Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of Allied's common stock (or in certain circumstances, cash, property or other securities of Allied) at a price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder may elect to acquire one-half of the common stock available under the second option. The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement. At the discretion of a majority of the Board and within a specified time period, Allied may redeem all of the rights at a price of $.01 per right. The Board may also amend any provisions of the Agreement prior to exercise.


Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of Allied during the fiscal year ended December 31, 1995 consisted of Messrs. Charles T. Scott, Clifford C. Christ and Earl P. Smith. None of such individuals has served as an officer or employee of Allied nor is there any other relationship between any member of the Compensation Committee and Allied which is required to be disclosed under applicable regulations.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

                  The following information is furnished as of March 4, 1996, with respect to any person who is known to Allied to be the beneficial owner of more than five percent (5%) of its Common Stock:

                                      Amount and
Title                                 nature of
of          Name and address of       beneficial       Percent of
class       beneficial owner          ownership        class\1
------      --------------------      -------------    -------
Common      Lindner Growth Fund/       424,620           9.45%
            Ryback Management         Owned directly
            Corporation
            7711 Carondelet Avenue
            P.O. Box 16900
            St. Louis, MO  63105

Common      Fidelity Low-Priced        248,110           5.52%
            Stock Fund/Fidelity       Owned directly
            Management & Research
            Company
            82 Devonshire Street
            Boston, MA  02109
--------------------------

1. Based upon 4,422,056 shares of common stock outstanding plus 72,500 shares which may be acquired within 60 days pursuant to outstanding stock options.

                  The following information is furnished as of March 4, 1996, with respect to the beneficial ownership by management of Allied's Common Stock:


                                      Amount and
Title                                 nature of
of        Name of                     beneficial       Percent of
class     beneficial owner            ownership        class   \1

Common    Charles T. Scott            2,000             *
                                      Owned
                                      directly

Common    Harry H. Warner             1,000             *
                                      Owned
                                      directly

Common    Earl P. Smith               1,110             *
                                      Owned
                                      directly

Common    Clifford C. Christ          8,000             *
                                      Owned
                                      directly

Common    J. R. Sculley              76,336\2          1.7%
                                      Owned
                                      directly

Common    W. Glenn Yarborough, Jr.   15,664\3           *
                                      Owned
                                      directly

Common    All executive officers    104,110            2.3%
          and directors as a          Owned
              group (7)               directly


*Less than 1%

-------------------------

1. Based upon 4,422,056 shares of common stock outstanding plus 72,750 shares which may be acquired within 60 days pursuant to outstanding stock options.

2. Includes 12,000 shares which may be acquired with 60 days pursuant to outstanding stock options.

3. Includes 7,000 shares which may be acquired within 60 days pursuant to outstanding stock options.

         Allied is aware of no arrangement the operation of which may at a subsequent date result in a change in control of Allied.


Item 13. Certain Relationships and Related Transactions.

         None.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into Allied's Registration Statements on Form S-8:

                  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by Allied of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, Allied will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

(a)(1)   Financial Statements:

         Report of Independent Certified Public               F-3
         Accountants

         Consolidated Balance Sheets at December 31,          F-4
         1995 and 1994

         Consolidated Statements of Operations for            F-6
         the three years ended December 31, 1995

         Consolidated Statements of Stockholders'             F-7
         Equity for the three years ended
         December 31, 1995

         Consolidated Statements of Cash Flows                F-8
         for the three years ended December 31, 1995

         Notes to Consolidated Financial Statements           F-10

(a)(2)   Financial Statement Schedules:


                  The following  financial  statement  schedules are included in
Part IV of this report:

         (a)(2)(a) As of December 31, 1995 and 1994 and for the three years ended December 31, 1995:

                           Schedule I - Condensed             F-31
                           Financial Information of
                           Allied

                           Schedule II - Valuation            F-34
                           and Qualifying Accounts


(a)(3)   Exhibits:

            Exhibit  3 - Certificate of Incorporation, as
                         amended  (Incorporated  by reference
                         from Form 10-K filed in March, 1992)
                         and  Amended  and  Restated  By-Laws
                         (Incorporated by reference from Form
                         8-K filed in November, 1992)

            Exhibit 10 -

                         (a) Executive Employment Agreement between Allied Research Corporation and J. R. Sculley (Incorporated by reference from Form 8-K filed in April, 1992)

                         (b) Executive Employment Agreement between Allied Research Corporation and W. Glenn Yarborough, Jr. (In-corporated by reference from Form 10-K filed in March, 1995.)

            Exhibit 11 - Computation of
                         Earnings Per
                         Common and Common
                         Equivalent Shares

            Exhibit 21 - List of Subsidiaries


            Exhibit 23 - Consent of Independent Certified
                         Public Accountants

(b)      Reports on Form 8-K:

              No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Allied Research Corporation
(Allied) . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                       /s/ J. R. Sculley
By (Signature and Title) . . . . . . . . . . . . . . . . . . . .
                                    J. R. Sculley, President

Date:  March 29, 1996

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

                                       /s/ J. R. Sculley
By (Signature and Title) . . . . . . . . . . . . . . . . . . . .
                                    J. R. Sculley,
                                    Chief Financial Officer

Date:  March 29, 1996

                                 * * * * * * *

                                       /s/ J. R. Sculley
By (Signature and Title). . . . . . . . .  . . .  . . .  . . . .
                                    J. R. Sculley, Director

Date:  March 29, 1996

                                 * * * * * * *

                                       /s/ Charles T. Scott
By (Signature and Title). . . . . . . . .  . . .  . . .  . . . .
                                     Charles T. Scott, Director

Date:  March 29, 1996

                                 * * * * * * *

                                       /s/ Clifford C. Christ
By (Signature and Title). . . . . . . . .  . . .  . . .  . . . .
                                    Clifford C. Christ, Director

Date:  March 29, 1996

                                 * * * * * * *

                                       /s/ Earl P. Smith
By (Signature and Title). . . . . . . . .  . . .  . . .  . . . .
                                     Earl P. Smith, Director

Date:  March 29, 1996

                                 * * * * * * *

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

                  No annual report or proxy material has as yet been sent to Allied's stockholders, although it is expected that an annual report and proxy material will be furnished to Allied's stockholders subsequent to the filing of this Form 10-K.

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549




                       FINANCIAL STATEMENTS AND SCHEDULES

                               December 31, 1995




                               FORMING A PART OF
                           ANNUAL REPORT PURSUANT TO
                      THE SECURITIES EXCHANGE ACT OF 1934





                                   FORM 10-K
                                       OF
                          ALLIED RESEARCH CORPORATION

                          Allied Research Corporation


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

-----------------------------------------------------------------------------
                                                                         Page


Report of Independent Certified Public Accountants                        F-3


Consolidated Balance Sheets at December 31, 1995 and 1994                 F-4


Consolidated Statements of Operations for the three years
  ended December 31, 1995                                                 F-6


Consolidated Statements of Stockholders' Equity for the three years
  ended December 31, 1995                                                 F-7


Consolidated Statements of Cash Flows for the three years ended
  December 31, 1995                                                       F-8

Notes to Consolidated Financial Statements                               F-10


Schedules as of and for the three years ended December 31, 1995

Schedule I - Condensed Financial Information of Registrant               F-31

Schedule II - Valuation and Qualifying Accounts                          F-34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Allied Research Corporation

We have audited the accompanying consolidated balance sheets of Allied Research Corporation and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Research Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

We have also audited the consolidated financial statement schedules listed on the accompanying index at Item 14(a)(2). In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton LLP

Baltimore, Maryland
March 15, 1996

                          Allied Research Corporation

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                     ASSETS

                                                      1995             1994
                                                   ---------------------------

CURRENT ASSETS
  Cash and equivalents, including restricted cash
    (notes A, C and F)                             $15,744,145    $  43,605,879
  Accounts receivable (notes A, D and F)            21,090,945       21,804,818
  Costs and accrued earnings
    on uncompleted contracts (note A)                6,311,705        8,390,976
  Inventories (notes A and F)                        6,336,821        4,333,416
  Prepaid expenses and deposits                      1,112,711        1,003,480
                                                   -----------    -------------

           Total current assets                     50,596,327       79,138,569





PROPERTY, PLANT AND EQUIPMENT - AT COST
  (notes A and H)
    Buildings and improvements                      14,247,986       11,410,826
    Machinery and equipment                         35,189,034       31,118,331
                                                    ----------       ----------
                                                    49,437,020       42,529,157
    Less accumulated depreciation                   33,330,357       28,154,693
                                                    ----------       ----------
                                                    16,106,663       14,374,464
    Land                                             1,544,737        1,323,456
                                                    ----------       ----------
                                                    17,651,400       15,697,920


OTHER ASSETS
  Deposits - restricted cash (notes C, F and H)     18,492,000        6,400,000
  Intangibles, less accumulated amortization of
    $1,751,020 and $1,341,984 in 1995 and 1994,
    respectively (notes A and B)                     7,085,401        5,918,858
  Other                                                428,145          230,962
                                                   -----------     ------------
                                                    26,005,546       12,549,820
                                                   $94,253,273     $107,386,309
                                                   ===========     ============

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                                  December 31,




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            1995               1994
                                                        -------------      ------------
CURRENT LIABILITIES
  Notes payable (note E)                                $     485,330      $    593,536
  Current maturities of long-term debt                      2,786,383        25,802,048
  Accounts and trade notes payable                         17,786,258        21,451,907
  Accrued liabilities                                       4,857,776        10,553,803
  Accrued losses on contracts (note G)                        431,215         1,873,008
  Customer deposits                                         9,900,120         1,534,149
  Income taxes                                                370,878           883,883
                                                         ------------        ----------

           Total current liabilities                       36,617,960        62,692,334


LONG-TERM DEBT, less current maturities (note H)           28,434,776        14,107,904


DEFERRED INCOME TAXES (notes A and P)                         846,953           765,293


MINORITY INTEREST                                               -               123,104


CONTINGENCIES AND COMMITMENTS (notes I, J, M and N)             -                 -


STOCKHOLDERS' EQUITY (note L)
  Preferred stock, no par value; authorized,
     10,000 shares; none issued                                 -                 -
  Common stock, par value, $.10 per share; authorized,
    10,000,000 shares; issued and outstanding, 4,422,056
    in 1995 and 4,398,448 in 1994                             442,206           439,845
  Capital in excess of par value                           10,745,295        10,658,174
  Retained earnings                                        12,676,000        14,689,271
  Accumulated foreign currency translation
    adjustment (note A)                                     4,490,083         3,910,384
                                                          -----------        ----------
                                                           28,353,584        29,697,674
                                                           ----------        ----------

                                                          $94,253,273      $107,386,309
                                                           ==========       ===========

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,

                                                    1995              1994              1993
                                                -----------      -------------      ------------
Revenue (note M)                                $65,768,907      $  69,846,845      $147,097,482

Costs and expenses
  Cost of sales                                  49,896,794         63,976,951       118,897,942
  Selling and administrative                     15,758,673         15,631,256        11,655,229
  Research and development                        2,087,278          1,262,333           841,685
  Restructuring charge (note R)                         -              326,831         2,883,289
                                                 ----------       ------------       -----------
                                                 67,742,745         81,197,371       134,278,145
                                                 ----------       ------------       -----------

                 Operating income (loss)         (1,973,838)       (11,350,526)       12,819,337

Other income (deductions)
  Interest income                                 1,770,278          3,539,888         4,327,313
  Interest expense                               (3,034,537)        (3,768,788)       (4,108,053)
  Other - net (note O)                            1,968,478          1,306,083        (1,003,059)
                                               ------------      -------------     -------------
                                                    704,219          1,077,183          (783,799)
                                               ------------      -------------     -------------

                 Earnings (loss) before
                    income taxes                 (1,269,619)       (10,273,343)       12,035,538

Income taxes (notes A and P)                        743,652            667,763         4,040,416
                                               ------------     --------------     -------------

                 NET LOSS (EARNINGS)           $ (2,013,271)     $ (10,941,106)    $   7,995,122
                                                ===========       ============     =============


Earnings (loss) per common share (note S)             $( .46)            $(2.49)           $1.73
                                                       =====              =====             ====

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1995, 1994 and 1993

                                                                                                     Accumulated
                                                                                                       foreign
                                             Preferred     Common      Capital in      Retained        currency        Total
                                              stock no   stock $.10     excess of      earnings      translation    stockholders'
                                             par value   par value      par value      (deficit)      adjustment       equity
Balance at December 31, 1992                $      -      $458,953    $10,712,729    $22,438,580     $3,417,531      37,027,793
  Common stock awards                              -           976        147,774            -              -           148,750
  Common stock options exercised                   -         6,040        227,667            -              -           233,707
  Employee stock purchase plan purchases           -           154         22,204            -              -            22,358
  Purchase and retirement of shares                -       (13,000)      (309,864)    (1,836,497)           -        (2,159,361)
  Currency translation adjustment                  -          -               -              -       (2,093,471)     (2,093,471)
  Net earnings for the year                        -          -               -        7,995,122            -         7,995,122
                                            ----------    --------    -----------    -----------     ----------      ----------

Balance at December 31, 1993                       -       453,123     10,800,510     28,597,205      1,324,060      41,174,898
  Common stock awards                              -         7,236        318,014            -              -           325,250
  Employee stock purchase plan purchases           -         1,486         64,186            -              -            65,672
  Purchase and retirement of shares                -       (22,000)      (524,536)    (2,966,828)           -        (3,513,364)
  Currency translation adjustment                  -          -               -              -        2,586,324       2,586,324
  Net loss for the year                            -          -               -      (10,941,106)           -       (10,941,106)
                                            ----------    --------    -----------    -----------     ----------      ----------

Balance at December 31, 1994                       -       439,845     10,658,174     14,689,271      3,910,384      29,697,674
  Common stock awards                              -           300         10,950            -              -            11,250
  Employee stock purchase plan purchases           -         2,061         76,171            -              -            78,232
  Currency translation adjustment                  -          -               -              -          579,699         579,699
  Net loss for the year                            -          -               -       (2,013,271)           -        (2,013,271)
                                            ----------    --------    -----------    -----------     ----------      ----------
Balance at December 31, 1995                $      -      $442,206    $10,745,295    $12,676,000     $4,490,083     $28,353,584
                                            ==========    ========    ===========   ============    ===========      ==========

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,


Increase (decrease) in cash and equivalents                     1995              1994              1993

Cash flows from (used in) operating activities
  Net earnings (loss) for the year                         $  (2,013,271)     $(10,941,106)     $  7,995,122
  Adjustments to reconcile net earnings (loss) to
    net cash from (used in) operating activities
      Depreciation and amortization                            2,751,867         2,411,029         2,727,662
      (Gain) loss on sale of fixed assets                         (8,381)           (2,558)             -
      Deferred income taxes                                      376,550           390,233          (290,915)
      Provision for estimated losses on contracts             (1,178,475)          721,937         3,127,574
      Common stock awards                                         11,250           325,250           148,750
      Changes in assets and liabilities
        Accounts receivable                                    2,746,237        48,367,325       (49,655,997)
        Costs and accrued earnings on
           uncompleted contracts                               2,709,185         9,910,050        13,388,974
        Inventories                                             (983,917)        1,570,129        (1,525,982)
        Prepaid expenses and other assets                     (1,451,796)        8,832,706        (5,747,608)
        Accounts payable and accrued liabilities             (12,291,397)      (34,244,206)       15,621,110
        Customer deposits                                      7,959,923       (20,288,705)        2,106,147
        Income taxes                                            (552,009)       (4,410,959)       (3,825,904)
                                                           -------------       -----------      ------------
                                                                  89,037        13,582,231       (23,926,189)
                                                           -------------       -----------      ------------

                 Net cash (used in) provided by
                     operating activities                     (1,924,234)        2,641,125       (15,931,067)

Cash flows (used in) investing activities
  Capital expenditures                                        (2,920,728)       (3,617,518)       (3,645,786)
  Proceeds from sale of fixed assets                             183,470            16,650              -
  Payment for acquisitions, net of cash acquired              (1,083,571)       (4,387,925)             -
                                                           -------------       -----------      ------------

                 Net cash (used in) investing
                     activities                               (3,820,829)       (7,988,793)       (3,645,786)

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                            Year ended December 31,

                                                              1995               1994                1993
                                                        ---------------     -------------       -------------
Cash flows from financing activities
  Net increase (decrease) in short-term borrowings            (114,514)       (4,011,549)          5,393,106
  Principal payments on long-term debt                     (23,979,845)       (9,296,733)           (559,671)
  Proceeds from issuance of long-term debt                  12,252,705         8,533,958          28,339,261
  Deposits - restricted cash                               (12,092,000)        7,467,000         (13,867,000)
  Proceeds from exercise of stock options                           -                 -              233,707
  Proceeds from employee stock purchases                        78,232            65,672              22,358
  Common shares purchased and retired                               -         (3,513,360)         (2,159,361)
                                                        ---------------     -------------       -------------

                 Net cash provided by (used in)
                     financing activities                  (23,855,422)         (755,012)         17,402,400

Effects of exchange rates on cash                            1,738,751         5,067,494          (2,666,356)
                                                        ---------------     -------------       -------------

                 Net increase (decrease) in cash
                   and equivalents                         (27,861,734)       (1,035,186)         (4,840,809)

Cash and equivalents at beginning of year                   43,605,879        44,641,065          49,481,874
                                                        ---------------     -------------       -------------

Cash and equivalents at end of year                      $  15,744,145      $ 43,605,879        $ 44,641,065
                                                        ===============     =============       =============


Supplemental Disclosures of Cash Flow Information

  Cash paid during the year for
    Interest                                             $   4,461,871      $  4,428,708        $  3,035,446
    Income taxes                                             1,638,984         4,784,980           7,977,993

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF ACCOUNTING POLICIES

  A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

  Basis of Presentation

  The consolidated financial statements of the Company include the accounts of Allied Research Corporation (Allied), a Delaware corporation, and its wholly-owned subsidiaries, Mecar S.A., a Belgian company, and its wholly-owned subsidiaries (Mecar), Barnes & Reinecke, Inc. (BRI), a Delaware corporation, Allied Research Corporation Limited (ARCL), a United Kingdom company and ARC Services, Inc. (Services), a Delaware corporation.

  Mecar, S.A.'s wholly owned Belgian subsidiaries include, Mecar Immobliere S.A., Sedachim, S.I., Tele Technique Generale, Management Export Services,
  N.V., I.D.C.S., N.V., VSK France (a French Company which was formed in 1995) and VSK Electronics N.V. and its wholly-owned subsidiaries, Classics,
  B.V.B.A.,   Detectia,   N.V.  and Belgian Automation  Units, N.V.
  (collectively the "VSK Group"). A minority interest owned by VSK Electronics in Building Control Services, N.V. is accounted for under the equity method.

  The VSK Group was acquired during 1994 and was accounted for as a purchase, and revenue and results of operations from June 1, 1994 (date of acquisition), have been consolidated. I.D.C.S., N.V. was accounted for as a purchase, and revenue and results of operations from May 9, 1995 (date of acquisition), have been consolidated.

  During 1995, Mecar's wholly-owned subsidiaries Management Export Services, N.V. and its minority interest in Building Control Services, N.V. were liquidated. In addition, the Company ceased operations of its wholly-owned subsidiary ARC Services, Inc. in December, 1995. VSK France is also being liquidated effective December 31, 1995.

  Significant intercompany transactions have been eliminated in consolidation.

  Business Operations

  The Companies operate primarily in the United States, Belgium and the United Kingdom. During 1995, fifty-five percent of the business activity is in the development and production of ammunitions and weapons systems in Belgium with sales to customers in Asia, the Middle East and Europe. Twenty-eight percent of the business activity is developing, manufacturing, distributing and servicing industrial security products in Belgium with industrial customers throughout Europe. Seventeen percent of the business activity is providing engineering and technical support services in the United States with sales directly or indirectly with the United States Military Agencies and government prime contractors. A description of the business operations of each company follows.

  Allied provides management services to its wholly-owned subsidiaries. Allied had no direct domestic operating assets or business activity.

  Mecar is primarily engaged in the development and production of ammunitions and weapons systems. Mecar derives substantially all of its revenue from direct and indirect sales to foreign governments, primarily on fixed price contracts.

  BRI provides engineering and technical support services and sells directly and indirectly primarily to United States Military Agencies and government prime contractors.

                          Allied Research Corporation

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

  Business Operations - continued

  ARCL is engaged in the marketing of military hardware on behalf of Allied, Mecar and BRI.

  ARC Services, Inc. was formed in 1993, and continued until December 31, 1995, to market and provide demilitarization and environmental clean-up services. Services has undertaken certain research and development projects and had no other significant operations since its formation.

  The VSK Group develops, manufacturers, distributes and services an integrated line of industrial security products, including devices such as building access control, intrusion detection, fire detection and alarm systems.

  Foreign Currency Translation

  The assets and liabilities of Mecar and ARCL are translated into U.S. dollars at year-end exchange rates. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations.

  Revenue and Cost Recognition

  Revenues under fixed price contracts are recognized on the percentage-of-completion method measured by costs incurred to total estimated costs. Provision for estimated losses on contracts are recorded when identified. Revenues under cost-plus-fixed-fee and time and material contracts are recognized on the basis of costs incurred during the period plus the fee earned. As contracts extend over one or more years, revisions in costs and earnings estimated during the course of the work are reflected in the accounting period in which the facts which require the revision become known.

  Recoverable costs plus accrued profits not billed and amounts withheld and due upon completion of U.S. Government contracts and subcontracts are carried as unbilled receivables. These amounts will be billed on the basis of contract terms and are expected to be collected within one year.

  Costs and accrued profits on uncompleted fixed price contracts with foreign governments, which are billable upon completion, are carried as costs and accrued earnings on uncompleted contracts.

  Revenues from the sale of fire and security systems are recognized when the installation is completed, less a provision for anticipated service costs. Security system maintenance contract revenues are recognized over the term of the contract on a straight-line basis.

  Use of Estimates

  In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

                          Allied Research Corporation

  Inventories

  Inventories which consist primarily of raw materials, are stated principally at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

  Property, Plant and Equipment

  Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives primarily on a straight-line basis. Accelerated depreciation methods are used for tax purposes on certain assets. The estimated service lives used in determining depreciation are as follows:

                 Buildings                                       20 - 30 years
                 Machinery and equipment                          3 - 10 years

  Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

  Intangibles

  Intangibles represent costs in excess of net assets acquired in connection with businesses acquired and are being amortized to operations on a straight-line basis over twenty years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators are current or forecasted profitability of the related business. There have been no adjustments to the carrying values of intangible assets resulting from these evaluations.

  Research and Development

  Costs  incurred  in  research  and  development   activities  are  charged  to
  operations as incurred.

  Warranties

  The Company grants warranties on certain products for periods varying from one to five years. Provision is made for estimated losses arising from warranty claims as incurred. Provision is made for estimated warranty costs on the sale of security systems at the time of the sale.

  Income Taxes

  Income taxes are provided based on the liability method for financial reporting purposes, in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred and prepaid taxes are provided for on items which are recognized in different periods for financial and tax reporting purposes.

  Statement of Cash Flows

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                          Allied Research Corporation

  Restatement

  Certain items in the 1994 and 1993 financial statements have been restated to conform to the current presentation.

  Newly Issued Accounting Standards

  In October 1995, Statement of Financial Accounting Standards (SFAS No. 123, Accounting for Stock-Based Compensation, was issued. As permitted by SFAS No. 123, the Company will continue to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for applicable transactions with employees. The Company will adopt the accounting provisions of SFAS No. 123 for transactions entered into after December 15, 1995 with individuals or organizations other than employees. The Company plans to adopt the disclosure requirements of SFAS No. 123 in 1996. Management believes that adoption of SFAS No. 123 will not have a material effect on the Company's financial statements.

  Management does not anticipate that the provisions of Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for years beginning after December 15, 1995, will have a material effect on the Company's financial statements.


NOTE B - ACQUISITION

  On May 31, 1994, the Company's wholly-owned subsidiary, Mecar S.A., acquired the VSK Group, a group of Belgian companies, as well as, a minority interest in a Belgian company, for approximately $6,071,900 and on May 9, 1995 the VSK Group acquired I.D.C.S., N.V., a Belgian company for approximately $2,972,000.

  These companies manufacture, distribute and service an integrated line of industrial security products, including devices such as buildings access control, parking control, intrusion and fire detection and intrusion and fire alarms.

  The acquisitions have been accounted for as a purchase and the purchase price in excess of the net assets acquired has been reflected in intangibles. The financial statements include the result of operations since the date of acquisition. Pro forma financial data for these acquisitions prior to the date of acquisition would not have a material affect on reported results.

                                               I.D.C.S., N.V.     VSK Group
                                                May 9, 1995     May 31, 1994
                                               --------------   ------------

    Fair value of tangible assets acquired       $2,587,000      $7,720,900
    Liabilities assumed                             855,000       6,285,200
                                                 ----------       ---------
    Net assets acquired                           1,732,000       1,435,700
    Purchase price                                2,972,000       6,071,900
                                                  ---------       ---------

    Excess of cost over assets acquired          $1,240,000      $4,636,200
                                                  =========       =========

                          Allied Research Corporation

NOTE C - RESTRICTED CASH

  Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets. Cash and long-term deposits at December 31, 1995 and 1994 are restricted or pledged as collateral for various bank agreements and are comprised as follows:

                                                           1995         1994
                                                       ------------  -----------
Cash
   Credit facility and related term loan arrangements  $ 7,755,000   $28,142,000
   Other bank guarantees and letters of credit           1,769,000     1,222,000
   Notes payable and line-of-credit                      1,035,000        84,000
                                                         ---------   -----------
                                                        10,559,000    29,448,000
Deposit restricted cash - long-term
   Credit facility and related term loan arrangements   18,492,000     6,400,000
                                                        ----------   -----------

                                                       $29,051,000   $35,848,000
                                                        ==========    ==========

NOTE D - ACCOUNTS RECEIVABLE

  Accounts receivable at December 31 are comprised as follows:

                                                                          1995           1994
                                                                       -----------   ------------
  Receivables under U.S. Government contracts and subcontracts
    Amounts billed                                                     $ 1,715,818   $  1,110,337
    Unbilled amounts due upon completion of contracts,
      recoverable costs and accrued profits                              1,670,042        765,304
                                                                       -----------   ------------
                                                                         3,385,860      1,875,641

  Receivables from foreign governments                                  10,618,736     13,819,927
  Commercial and other receivables, less allowance for
    doubtful receivables of $330,077 in 1995 and $141,000 in 1994        7,086,349      6,109,250
                                                                       -----------   ------------

                                                                       $21,090,945    $21,804,818
                                                                       ===========    ===========

  Unbilled receivables are comprised of progress billing holdbacks, terminated contracts receivable and other unbilled costs and fees.


NOTE E - NOTES PAYABLE

  At December 31, 1995 and 1994, secured short-term loans of $40,330 and $93,536 were outstanding with certain banks. Notes payable at December 31, 1995 bear an average interest rate of 9.75%.

                          Allied Research Corporation

  The Company is also obligated under a $750,000 revolving line-of-credit agreement which had an outstanding balance of $445,000 as of December 31, 1995. Borrowings under a similar line-of-credit agreement at December 31, 1994 were $500,000. The current line bears interest at prime, plus 1.5% (10% at December 31, 1995) and expires in July, 1996. Borrowings are secured by BRI's eligible accounts receivable, Allied's guarantee and are subject to covenants requiring the maintenance of certain financial ratios and other provisions.

  The Company has a $1,035,000 line-of-credit agreement with a foreign bank, which was unused at December 31, 1995. The line is secured by a cash deposit pledge equal to the full amount of the line.


NOTE F - CREDIT FACILITY

  The Company is obligated under a credit agreement (the Agreement) with a banking pool that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts, which was amended in July, 1995. The Agreement provides for certain bank charges and fees as the line is used, plus an annual fee of approximately 2% of guarantees issued. As of December 31, 1995, the credit facility had been fully utilized and guarantees of $17,413,000 remain outstanding.

  Advances under the credit facility are secured by cash deposits of $7,755,000, plus long-term deposits of $18,492,000. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed and a pledge of approximately $27,600,000 on Mecar's assets. The Agreement provides for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions. The Agreement also requires Allied to increase Mecar's capital by approximately $8.6 million during 1996, by agreeing to cancel certain intercompany indebtedness.

  The term deposits used to secure the agreement were borrowed under a term loan agreement with two of the institutions in the banking pool (see note H).

  The Company is also liable for guarantees and other instruments issued on its behalf by other banks which approximate $2,881,000 at December 31, 1995, which are collateralized by $1,769,000 of time deposits.


NOTE G - ACCRUED LOSSES ON CONTRACTS

  The Company has provided for accrued losses of $431,215 at December 31, 1995 ($1,873,008 at December 31, 1994) in connection with the completion of certain contracts in progress at December 31, 1995. These contracts are expected to be completed in 1996. The provision for contract losses charged to operations was $721,937 in 1994 and a credit of $1,178,475 in 1995, primarily due to a loss provision no longer required on a rescinded order.

                          Allied Research Corporation

NOTE H - LONG-TERM DEBT

  Long-term obligations as of December 31 consist of the following:

                                            1995              1994
                                         -----------      -----------

      Term loan agreement                $18,492,000      $31,360,000
      Mortgage loan agreements             8,022,113        6,041,600
      Notes payable bank                     967,146            -
      Note payable - I.D.C.S., N.V.          603,750            -
      Other                                3,136,150        2,508,352
                                         -----------      -----------
                                          31,221,159       39,909,952
      Less current maturities              2,786,383       25,802,048
                                         -----------      -----------
                                         $28,434,776      $14,107,904
                                         ===========      ===========


  The Company is  obligated  under a  $18,492,000  ($31,360,000  at December 31,
  1994) term loan agreement with two of the institutions in its foreign banking pool. The proceeds were placed in deposit accounts as collateral for credit facility advances made by the Company's foreign banking pool. The note bears interest at 7.5% (9.2% at December 31, 1994), payable quarterly. The loan matures on December 31, 1997 or upon the expiration of the guarantees issued under the Credit Facility Agreement with the Company's banking pool. The agreement provides for the maintenance of certain net worth levels and the payment of certain commissions.

  The term loan is collateralized by a pledge of $33,810,000 on Mecar's assets and the deposit accounts, subject to the priority position of the banking pool. The regional government where Mecar is located (the Walloon region) has guaranteed 50% of the term credit subject to certain priority pledges.

  The Company entered into a mortgage loan agreement in 1986, which was amended in 1994, to partially finance the construction of Mecar's manufacturing and administration facilities in Belgium which has a balance due of $6,210,000 at December 31, 1995. The first principal installment is due in January, 1996 and the loan matures in January, 2004. As amended, the loan is payable in annual principal installments of $655,500 (except for the annual principal installment in the year 2000 which is $966,000). The loan bears interest at 10.4% annually and is collateralized by a mortgage on the Company's real estate. The Company is also obligated on several mortgages on the VSK Group's buildings which have a total balance due of $1,812,113 at December 31, 1995. The mortgages mature at various dates through 2005 in annual installments of approximately $254,000, plus interest at rates ranging from 6.6% to 8.5% per year.

  BRI is obligated on two notes payable of $500,000 each to its bank, of which $477,569 and $489,577 were outstanding at December 31, 1995. The notes bear interest at the prime rate plus 2% (10.5% at December 30, 1995) and mature in September and October, 1998. The notes are payable in monthly installments of principal and interest of $16,383 and $16,400, respectively. The notes are secured by the assets of the Company and Allied's guarantee. The agreement contains covenants requiring BRI to maintain certain financial ratios, among other matters.

  The Company is obligated in the amount of $603,750 at December 31, 1995 to the former owner of I.D.C.S. in connection with the acquisition of I.D.C.S. The note bears interest at 7.5% and is payable in monthly installments of $34,500 through June, 1997.

                          Allied Research Corporation

  The Company is also obligated on various vehicle, equipment and other operating loans which have an aggregate balance of $3,136,150 outstanding at December 31, 1995 ($2,508,352 at December 31, 1994). The notes are generally secured by the assets acquired, bear interest at rates ranging from 4.4% to 10.75% and mature at various dates through 2000.

  Scheduled annual maturities of long-term obligations as of December 31, 1995 are as follows:

                   Year                         Amount

                   1996                      $  2,786,383
                   1997                        21,020,195
                   1998                         1,629,058
                   1999                         1,162,305
                   2000                           995,325
                   Thereafter                   3,627,893


NOTE I - BENEFIT PLANS

  In June, 1992, the Board of Directors adopted the Allied Research Corporation Outside Directors Retirement Plan. The plan provides retirement benefits at age 70 to any board member who retires as a director after a minimum of five years of service. A retired director is entitled to receive an amount equal to the monthly cash compensation received prior to retirement for a period equivalent to the time served as a board member. The Board may cease retirement payments for cause and modify or terminate the plan at any time. Currently, one former director is receiving retirement benefits. The net present value of benefits anticipated to be payable to current and former directors have been reflected as a charge to earnings.

  In June, 1992, the Board of Directors approved the Officers Nonqualified Deferred Compensation Plan and the Officers Deferred Compensation Grantor Trust. Certain officers of the Company are eligible to participate in the plan, which permits a deferral of a percentage of future base compensation. Amounts deferred will be invested by the trustee of the Grantor Trust. The Company may terminate the plan at any time. No eligible officers had elected to participate in the plan as of December 31, 1995.

  BRI instituted a retirement savings plan in 1989 which received a favorable determination letter from the Internal Revenue Service dated January 12, 1992. Contributions to the Plan are at the discretion of BRI. No contributions were made by the Company for the years ended December 31, 1995, 1994 and 1993.

  Under the terms of labor agreements at its Belgian subsidiaries, the Company contributes to certain employee benefit and retirement programs.


NOTE J - CONTINGENCIES AND COMMITMENTS

  Cost-plus contracts and subcontracts are subject to government audit and review. It is not anticipated that adjustments, if any, with respect to determination of reimbursability of costs under cost-plus contracts or subcontracts will have a material effect on the Company's consolidated results of operations or financial position.

                          Allied Research Corporation

  At December 31, 1995, Mecar has provided for estimated losses on contracts of $431,215. In addition, Mecar and BRI recognize revenues under fixed price contracts using the percentage of completion method. Estimates of total costs at completion are used to determine the amount of revenue earned. It is likely that actual costs on these contracts will differ from the Company's estimate at completion and losses could exceed the provision established at December 31, 1995.

  The Company enters into foreign exchange contracts in the normal course of business primarily to hedge sales and purchase contracts. These contracts typically mature within twelve months, and forward exchange gains and losses are recognized upon maturity. No contracts were outstanding as of December 31, 1995.

  U.S. Government contracts and subcontracts are by their terms subject to termination by the Government or the prime contractor either for convenience or for default.

  In connection with its commitment to provide management services to its subsidiaries, the Company has entered into consulting and employment agreements with certain management personnel for these subsidiaries. The Company has also entered into employment agreements and consulting agreements with certain domestic management personnel.

  The Company leases office space, other facilities and equipment under operating leases which expire at various dates through 2000. BRI's office lease provides that the Company is responsible for real estate taxes which approximated $38,600, $133,700, and $151,500, respectively, for the years ended December 31, 1995, 1994 and 1993. Allied's lease also includes certain escalation provisions for taxes and operating costs. The following is a schedule by year of base rentals due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1995.

                   Year                       Amount

                   1996                      $416,100
                   1997                       399,100
                   1998                       368,900
                   1999                       273,000
                   2000                        79,300

  Total rental expense charged to operations approximated $444,000, $660,000 and $611,000, for the years ended December 31, 1995, 1994 and 1993.

  Services entered into a three year $675,000 agreement in 1993 to fund the development of certain reverse osmosis products in exchange for an exclusive marketing license. Product development costs charged to operations were $100,000, $185,000 and $93,000 for 1993, 1994 and 1995, respectively. Services terminated this agreement in July, 1995.

  The Company's domestic operations do not provide post employment benefits to their employees. Under Belgian labor provisions, the Company may be obligated for future severance costs for its employees. The Company has provided for known severance costs related to its 1993 workforce reduction as part of its restructuring charge (see note R). After giving effect to the 1993 workforce reduction, current work loads, expected levels of future operations, planned redeployment of workers and severance policies, future severance costs and post employment benefits are not expected to be material to the Company's financial position at this time.

                          Allied Research Corporation

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value of the Company's financial instruments and off balance sheet credit obligations are as follows:

                                                    1995                              1994
                                         ----------------------------      ---------------------------
                                         Carrying          Estimated         Carrying        Estimated
                                          Amount          Fair Value          Amount        Fair Value
  Financial assets
    Cash and equivalents                $ 15,744,145     $ 15,744,145     $ 43,605,879     $ 43,605,879
    Deposits - restricted cash            18,492,000       18,492,000        6,400,000        6,400,000
    Long-term debt, including current    (31,221,159)     (31,221,159)     (39,909,952)     (39,909,952)
      maturities
  Notes payable                              485,330          485,330          593,536          593,536
  Off-balance-sheet instruments
    Guarantees and letters of credit              -       (20,294,000)              -       (13,163,000)
    Foreign exchange contracts                    -                -                -        (3,000,000)

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

  (bullet) The carrying amounts of cash and equivalents and notes payable approximates fair value because of the short maturity of these.

  (bullet) The carrying amounts of deposit - restricted cash approximates fair value because of the underlying nature of this deposit which secures a term loan of equal value.

  (bullet) Thefair value of long-term debt is estimated based on approximate market prices for the same or similar issues or the current rates offered to the Corporation for debt of the same remaining maturities. The Company believes the aggregate carrying value approximates fair value.

  (bullet) Estimated fair values for off-balance-sheet  instruments (performance bonds, advance payment guarantees and letters-of-credit) are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience.

  (bullet) Estimated fair value for forward and future hedge contracts are based on the total contract position outstanding.


NOTE L - CAPITAL STOCK

  At December 31, 1995, options to acquire 227,000 shares of the Company common stock were outstanding and 766,795 shares were reserved under the following plans:

                          Allied Research Corporation

  1992 Allied Research Corporation Employee Stock Purchase Plan

  During 1993, the Board of Directors and shareholders approved and reserved 525,000 shares for the plan. The plan is voluntary and substantially all full-time employees with greater than six months of service are eligible to participate through payroll deductions. The purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. The plan is subject to certain restrictions and the Board may amend or terminate it at any time. During 1995, 1994 and 1993 - 20,608, 14,859 and 1,538 shares, respectively, subject to the plan were issued and $11,736, $9,808 and $3,341 was charged to operations during 1995, 1994 and 1993.

  1988 Incentive Compensation Plan

  The Company has reserved 410,900 shares of common stock for key employees of the Company and its subsidiaries. The plan authorizes the Board to grant incentive stock options, non-statutory stock options, stock appreciation rights, stock awards, restricted stock, performance stock rights and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. As of December 31, 1995, options had been granted for 215,400 shares at prices of $2.125 to $14.875 per share, which have all been exercised except for 10,000 which expire at the earlier of 30 days after the termination of employment of the optionholder or 2003. During 1994, 30,100 shares were issued as stock awards to two officers and one employee. The value of the award that was charged to operations is $129,937. As of December 31, 1995, 94,000 shares of restricted common stock subject to the plan have been awarded. These sales were awarded prior to 1993 and the value of the incentives were charged to operations in the year they were awarded.
  Restricted stock may be issued to a grantee for an amount less than fair market value and may require the grantee to remain in the continuous employ of the Company for a specified period before such shares can be sold or transferred. At December 31, 1995 there were 71,400 shares still reserved and unsecured under the plan.

  1984 Incentive Stock Option Plan

  The Company has reserved 315,000 shares of common stock for key employees of the Company and its subsidiaries. The plan, which permitted grants through March 31, 1994, provided that the purchase price shall be no less than the fair market value of a share of common stock of the Company on the date the option is granted, except for those options granted to employees who hold in excess of 10% of the Company's stock, in which case the option price shall be 110% of the fair market value on the date of grant. Options granted can be exercised two years or later from the date of grant and expire at the earlier of thirty days after termination of employment or ten years from the date of grant (five years in the case of an Over-Ten-Percent Stockholder). In March 1994, the Company granted options to two officers and sixteen employees to purchase 217,500 shares at $8.25 per share. These options have restrictions concerning employment for a two-year period and expire in 2004. At December 31, 1995, all these options remained outstanding.

  1993 Allied Research Corporation Outside Directors Compensation Plan

  During 1993, the Board of Directors and shareholders approved a plan whereby each director is entitled to receive a cash payment of $1,000 per month and an annual grant of 1,000 shares of the Company's common stock while serving as a board member. The Company has reserved 52,400 shares of common stock for the plan which is subject to certain restrictions. The plan will terminate upon the earlier of issuance of all reserved common shares or December 31, 2003. In 1995, 1994 and 1993, the Company granted 3,000, 5,000 and 5,000 shares of common stock subject to the plan and charged $11,250, $22,500 and $74,375, respectively, of compensation to operations.

                          Allied Research Corporation

  1991 Outside Directors Stock Option Plan

  During 1991, the Board of Directors and shareholders approved and reserved 208,000 shares of common stock for the plan. The Company granted options to purchase a total of 40,000 shares at $2.50 to $4.125 per share. All issued options have been exercised and there was no activity in this plan during 1995.

  Other

  Stock grants for 37,260 and 5,950 shares of the Company's common stock were made to various employees during 1994 and 1993. These shares were issued outside of any existing plan and their value ($172,812 and $74,375, respectively) was charged to operations in 1994 and 1993.

  During 1989, 1990 and 1991, the Company granted non-statutory options to purchase a total of 100,500 shares of common stock at exercise prices ranging from $1.79 to $3.93 per share. In 1991, options for 40,000 of these shares were transferred to the 1991 Outside Directors Stock Option Plan. As of December 31, 1995, options for 50,000 of the remaining 60,500 shares granted had been exercised and the balance of 10,500 shares expired.

  Preferred Share Purchase Rights Agreement

  In June, 1992, the Board of Directors adopted the Agreement which provides each stockholder of record on June 20, 1993, a dividend distribution of one "right" for each outstanding share of common stock. Rights become exercisable the earlier of ten days following: (1) a public announcement that an acquiring person has purchased or has the right to acquire 10% or more of the Company's common stock (effective April 5, 1994, the agreement was amended to reduce the threshold from 25% to 10%), or (2) the commencement of a tender offer which would result in an offeror beneficially owning 30% or more of the outstanding common stock. All rights held by an acquiring person or offeror expire on the announced acquisition date and all rights expire at the close of business on June 20, 2001.

  Each right under the Preferred Share Purchase Rights Agreement entitles a stockholder to acquire at a purchase price of $45, one-hundredth of a share of preferred stock which carries voting and dividend rights similar to one share of common stock. Alternatively, a right holder may elect to purchase for $45 an equivalent number of common shares (or in certain circumstances, cash, property or other securities of the Company) at a price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder may elect to acquire one-half of the common shares available under the second option. The purchase price and the preferred share fractional amount are subject to adjustment for certain events as described in the Agreement.

  Rights also entitle the holder to receive a specified number of shares of an acquiring company's common stock in the event that the Company is not the surviving corporation in a merger or, if 50% or more of the Company's assets are sold or transferred.

  At the discretion of a majority of the Board and within a specified time period, the Company may redeem all of the rights at a price of $.01 per right. The Board may also amend any provisions of the Agreement prior to their exercise.

                          Allied Research Corporation

  Stock Purchase Agreement

  In April, 1993, the Company agreed to purchase 350,000 shares of the Company's common stock at a base price of $15 per share from a shareholder, plus additional consideration as defined in the agreement. During 1993, the Company purchased and retired 130,000 shares for $2,159,361, including $209,361 of additional consideration. During 1994, the remaining 220,000 shares were purchased for $3,513,364 and additional consideration of $213,364 in full satisfaction of the agreement.


NOTE M - MAJOR CUSTOMERS

  The Company derives substantially all of its revenues from foreign governments, direct and indirect sales to U.S. Government agencies and government prime contractors, primarily on fixed price contracts. During 1995, 1994 and 1993, the Company derived approximately 17%, 12% and 6%, respectively, of its revenue from U.S. Government agencies and contractors. Two agencies of a foreign government and another foreign government accounted for approximately 12%, 31% and 27% of the Company's revenue in 1995. Two agencies of a foreign government and two other foreign governments accounted for approximately 5%, 60%, 14% and 7% of the Company's revenue in 1994. During 1993, 40%, 28% and 24% of the Company's revenues were derived from two agencies of a foreign government and another foreign government.


NOTE N - CONCENTRATIONS OF CREDIT RISK

  Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company's customer base. The Company receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers' financial condition. The Company's provision for doubtful accounts for 1995 and 1994 was not significant.

  The majority of ammunition sales are to two agencies of a foreign government and other foreign governments. Mecar's ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders range from several months to a year. Accordingly, Mecar's business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 1995 and 1994, backlog orders believed to be firm approximated $68.1 and $23.1 million.

  Amounts in foreign banks at December 31, 1995 and 1994 were approximately $15,182,000 and $49,090,000, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company's financial position and result of operations since the Company has operations in Belgium and the United Kingdom and sells its products on a worldwide basis.

                          Allied Research Corporation

NOTE O - OTHER - NET

  Other income and expense included in the Company's consolidated statements of operations is comprised as follows:

                                            1995         1994          1993
                                         ----------   ----------   -----------

Net currency transaction gains (losses)  $1,284,446   $1,484,651   $(1,243,190)
Miscellaneous - net                         684,032     (178,578)      240,131
                                          ---------    ---------    ----------

                                         $1,968,478    $1,306,083  $(1,003,059)
                                          =========     =========   ==========


NOTE P - INCOME TAXES

  Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company adopted SFAS No. 109 on a prospective basis resulting in a noncash tax benefit of approximately $168,000, representing the cumulative effect on prior years of adopting the accounting change in 1993.

  Earnings (loss) before income taxes is comprised as follows:

                              1995              1994                1993
                           ----------       ------------        -----------

      Domestic            $   151,888       $ (1,005,790)       $ 2,400,734
      Foreign              (1,421,507)        (9,267,553)         9,634,804
                           ----------        -----------        -----------

                          $(1,269,619)      $(10,273,343)       $12,035,538
                           ==========        ===========         ==========

  The Company's provision for income taxes is comprised as follows:


                              1995              1994                1993
                          -----------        -----------        -----------

      Currently payable
        Domestic          $   116,692       $    (65,405)       $ 1,471,589
        Foreign               498,696            342,935          2,859,742
                          -----------       ------------        -----------
                              615,388            277,530          4,331,331
      Deferred - net          128,264            390,233           (290,915)
                          -----------       ------------        -----------

                              743,652       $    667,763        $ 4,040,416
                          ===========       ============        ===========

                          Allied Research Corporation

  The Company's provision for income taxes differs from the anticipated United States statutory rate. Differences between the statutory rate and the Company's provision are as follows:

                                                    1995      1994      1993
                                                  -------   -------   -------

    Taxes at statutory rate                        (34.0)%   (34.0)%    34.0 %
    Benefit of foreign tax credit carryforward      (7.4)    (14.3)     (5.1)
    Foreign tax rate differential and current
      loss limitations                              94.3      53.9       4.8
    State taxes, net of federal income tax effect      -        .9       1.2
    Other                                            5.7         -         -
    Cumulative effect of adopting SFAS 109             -         -      (1.3)
                                                  -------   -------   -------
               Income taxes                         58.6 %      6.5 %   33.6 %
                                                  =======   ========  =======

  In 1995, 1994 and 1993, the Company's Belgian subsidiaries utilized approximately $47,000, $50,000 and $5,901,000, respectively, of foreign operating loss carryforwards for tax reporting purposes. Unused net operating losses of the Belgian subsidiaries at December 31, 1995 approximate $18,672,000, which under Belgian tax law cannot be carried back, but may be carried forward indefinitely subject to certain annual limitations.

  The Company utilized approximately $94,000, $1,664,000, and $615,000 of its foreign tax credits in 1995, 1994 and 1993. At December 31, 1995, foreign tax credit carryforwards of approximately $1,100,000 were available which expire through 2009.

  Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $16,500,000 at December 31, 1995. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

                          Allied Research Corporation

  Deferred taxes at December 31, 1995 and 1994 are comprised as follows:

                                                                                      1995              1994
                                                                                  -------------------------------
      Current
        Unrealized exchange losses                                                $    (85,970)      $    (52,161)
        Compensated absences                                                            96,900             95,600
        Deferred income                                                                 (4,185)           (19,268)
        Other                                                                           14,200             20,200
        Deferred compensation                                                           55,628             63,723
                                                                                  ------------       ------------

            Current deferred tax asset/liability                                        76,573            108,094

      Noncurrent
        Foreign tax credit carryforwards                                             1,099,625          1,002,974
        Foreign and domestic net operating loss carryforwards                       18,754,277         16,653,156
        Depreciation and amortization                                                  295,881            230,866
        Unrealized exchange gain                                                    (1,069,231)          (755,793)
                                                                                  ------------       ------------

            Noncurrent deferred tax asset/liability                                 19,080,552         17,131,203
                                                                                  ------------       ------------

            Total deferred tax asset/liability before valuation allowances          19,157,125         17,239,297

      Valuation allowances                                                         (19,923,320)       (17,877,228)
                                                                                  ------------       ------------

            Net deferred tax liability                                            $   (766,195)      $   (637,931)
                                                                                  ============       ============

    Deferred tax components are included in the following balance sheet accounts:

                                                                                      1995              1994
                                                                                  --------------------------------

         Current (included in "prepaid expenses and deposits")                    $      80,758      $     127,362
         Deferred income taxes                                                         (846,953)          (765,293)
                                                                                  -------------      -------------

                                                                                  $    (766,195)    $     (637,931)
                                                                                  =============     ==============


NOTE Q - EXPLOSION

  In April, 1995, an explosion damaged Mecar's storage and loading facilities, and caused production to cease for several months. The Company was insured for property damage and business interruption. The direct costs of repairing the facility approximating $2.3 million was recovered in addition to $1.3 million for business interruption. The business interruption portion of the proceeds have been classified as revenue in 1995, which partially offset overhead and operating costs for the shut down period. The $2.3 million recovery was a direct offset against the related costs.

                          Allied Research Corporation

NOTE R - RESTRUCTURING CHARGE

  In the fourth quarter of 1993, the Company recorded an accrual for restructuring costs totaling $2,883,289 ($.44 per share after taxes) related to its Belgian manufacturing operations. The charge provided for estimated employee severance, retraining, early retirements and related costs attributable to a planned workforce reduction initiated in late 1993. The Company anticipated that it would eliminate over the next two years approximately 32 permanent and 120 temporary factory and administrative positions. The reductions were the result of efficiencies implemented over the past several years, current backlog levels and anticipated future workforce requirements for Mecar's core defense operations, as well as those expected to be redeployed as part of prospective diversification ventures. During 1994, the Company increased the provision by $326,831 to cover additional terminations. The restructuring was completed in early 1995.


NOTE S - EARNINGS PER COMMON SHARE

  Net earnings per common share is based upon the weighted average number of shares outstanding of 4,408,172 in 1995, 4,392,517 in 1994, and 4,619,965 in
  1993. Stock options outstanding have not been included in the per share computations since they would not have a material effect on per share amounts.


NOTE T - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

  The Company currently operates in three principal areas: Product sales (Mecar and ARCL), Engineering and Technical (BRI) and Security Systems and Services (The VSK Group). Product sales includes the production of ammunitions, weapons systems and ordnance products systems integration. Engineering and Technical provides support services primarily to United States Military Agencies and government contractors. Security Systems and Services includes sales and services to industrial and institutional customers of protection, fire and access control systems and services. ARC Services had no significant revenues since inception in 1993.

                          Allied Research Corporation

  The Company's foreign operations are conducted by Mecar, the VSK Group and ARCL. All material identifiable assets associated with foreign operations are located in Belgium and the United Kingdom.

  Information by geographic area and industry segment is as follows:

    Geographic Area Data          1995              1994               1993
    --------------------      -----------       ------------       ------------

    Net sales
      Belgium (1)             $53,280,097       $ 61,189,115       $137,203,725
      United Kingdom (2)             -               332,266            369,503
      France                    1,054,560                -                  -
      United States            11,434,250          8,325,464          9,524,254
                               ----------        -----------       ------------

                              $65,768,907       $ 69,846,845       $147,097,482
                               ==========        ===========        ===========

    Operating income (loss)
      Belgium                 $  (926,099)      $ (8,954,876)      $ 15,248,932
      United Kingdom             (626,630)           (84,007)          (632,210)
      France                     (495,318)              -                  -
      United States               598,497         (1,622,714)          (733,423)
      Corporate                  (524,288)          (688,929)        (1,063,962)
                               ----------        -----------        -----------

                              $(1,973,838)      $(11,350,526)      $ 12,819,337
                               ==========        ===========       ============

    Assets
      Belgium                 $84,800,974       $100,320,904       $148,882,022
      United Kingdom            1,645,818          1,647,402         10,396,231
      France                    1,213,227                -                  -
      United States             6,593,254          5,418,003          4,313,226
                               ----------        -----------        -----------

                              $94,253,273       $107,386,309       $163,591,479
                               ==========        ===========        ===========


    (1) Includes export sales principally to customers in Asia\Middle East and Europe of $33,212,000 in 1995, $50,457,142 in 1994, $101,947,46 in 1993.

    (2) Includes export sales principally to customers in Asia\Middle East of $332,266 in 1994, and $369,503 in 1993.

                          Allied Research Corporation

    Industry Segment Data               1995            1994            1993
    ---------------------            -----------    -----------   ------------

    Net sales
      Product sales                  $36,131,894  $  54,335,591   $137,573,228
      Engineering and technical       11,354,440      8,325,464      9,524,254
      Security systems and service    18,282,573      7,185,790              -
                                     -----------    -----------   ------------

                                     $65,768,907   $ 69,846,845   $147,097,482
                                     ===========   ============   ============

    Operating income (loss)
      Product sales                  $(2,426,616)  $ (9,657,051)  $ 14,071,618
      Engineering and technical          912,048       (872,206)      (188,319)
      Security systems and service        65,018       (132,340)             -
      Corporate                         (524,288)      (688,929)    (1,063,962)
                                     -----------    -----------   ------------

                                     $(1,973,838)  $(11,350,526)  $ 12,819,337
                                     ===========   ============   ============

    Assets
      Product sales                  $83,468,399   $ 94,174,064   $159,278,253
      Engineering and technical        5,855,840      4,096,033      3,922,028
      Security systems and service     4,191,620      7,842,496              -
      Corporate assets                   737,414      1,273,716        391,198
                                     -----------   ------------   ------------

                                     $94,253,273   $107,386,309   $163,591,479
                                     ===========   ============   ============

    Capital expenditures
      Product sales                  $ 2,179,864   $  2,688,614   $  3,335,594
      Engineering and technical          310,059        632,922        310,192
      Security systems and service       430,805        295,982              -
                                     -----------   ------------   ------------

                                       2,920,728   $  3,617,518   $  3,645,786
                                     ===========   ============   ============

    Depreciation and
     amortization expense
      Product sales                    2,310,195   $  1,868,803    $  2,529,547
      Engineering and technical          222,857        238,725         198,115
      Security systems and service       218,815        303,501               -
                                     -----------   ------------    ------------

                                     $ 2,751,867   $  2,411,029    $  2,727,662
                                     ===========   ============    ============

                          Allied Research Corporation

NOTE U - QUARTERLY FINANCIAL DATA (UNAUDITED)

                         (Amounts in thousands, except per share data)
                         First     Second      Third     Fourth      Total
        1995            Quarter    Quarter    Quarter    Quarter    For Year
---------------------   -------    -------    -------    -------    --------

Revenue                 $ 9,153    $13,275    $16,530    $26,811     $65,769

Gross profit (loss)         103      2,531      2,583     10,655      15,872

Net earnings (loss)      (2,724)    (1,758)       215      2,254      (2,013)

Per share data:
  Net earnings (loss)      (.62)      (.40)       .05        .51        (.46)


        1994
---------------------
Revenue                 $25,910    $18,481    $ 8,694    $16,762     $69,847

Gross profit (loss)       3,729      2,028       (434)       547       5,870

Net earnings (loss)         378     (2,409)    (2,633)    (6,277)    (10,941)

Per share data:
  Net earnings (loss)       .09       (.55)      (.60)     (1.43)      (2.49)

                                   SCHEDULES

                          Allied Research Corporation

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (Parent Company)

                                 BALANCE SHEETS

                                  December 31,


The condensed balance sheets, statements of operations and cash flows of the registrant follow.

         ASSETS
                                                1995           1994
                                            -----------    -----------

Cash and equivalents                        $   454,470    $   874,851
Due from subsidiaries                         3,431,939      3,102,242
Investments in subsidiaries                  31,192,155     32,316,730
Deferred tax asset                                   -          11,562
Deposits and other                              313,287        439,021
                                            -----------    -----------

    Total assets                            $35,391,851    $36,744,406
                                            ===========    ===========




        LIABILITIES


Accounts payable and accrued liabilities    $   206,141    $   267,787
Due to subsidiaries                           6,751,678      6,725,532
Income taxes                                     80,447         53,413
                                            -----------    -----------

    Total liabilities                         7,038,266      7,046,732


STOCKHOLDERS' EQUITY
  Common stock                                  442,206        439,844
  Capital in excess of par value             10,745,296     10,658,175
  Retained earnings                          12,676,000     14,689,271
  Accumulated foreign currency
    translation adjustment                    4,490,083      3,910,384
                                            -----------    -----------
                                             28,353,585     29,697,674
                                            -----------    -----------
                                            $35,391,851    $36,744,406
                                            ===========    ===========

                          Allied Research Corporation

                                (Parent Company)

                            STATEMENTS OF OPERATIONS

                            Year ended December 31,

                                                 1995            1994          1993
                                              -----------    ------------   ----------
Income
  Management fees - intercompany              $ 2,505,222    $  3,864,152   $6,611,746
  Other - net                                     266,361         202,275      (79,968)
                                              -----------    ------------    ---------
                                                2,771,583       4,066,427    6,531,778

Costs and expenses
  Administrative and other                      3,115,474       3,775,141    3,487,492
                                               ----------    ------------    ---------

         Earnings (loss) before equity in
           operations of subsidiaries             (343,891)       291,286    3,044,286

Equity in operations of subsidiaries            (1,696,176)   (10,965,420)   6,296,315
                                                ----------    -----------    ---------

         Earnings (loss)  before income taxes   (2,040,067)   (10,674,134)   9,340,601

Income taxes                                       (26,797)       266,972    1,345,479
                                              ------------    -----------    ---------

         NET EARNINGS (LOSS)                   $(2,013,270)  $(10,941,106)  $7,995,122
                                                ==========    ===========    =========



         Net earnings (loss) per common share       $( .46)        $(2.49)       $1.73
                                                     =====          =====         ====

                          Allied Research Corporation

                                (Parent Company)

                            STATEMENTS OF CASH FLOWS

                            Year ended December 31,

Increase (decrease) in cash and equivalents                           1995             1994               1993
                                                                  -----------      ------------       -----------
Cash flows from (used in) operating activities
  Net (loss) earnings for the year                                $(2,013,270)     $(10,941,106)      $ 7,995,122
  Adjustments to reconcile net earnings to net cash from
    (used in) operating activities
      Equity in operations of subsidiaries                          1,696,176        10,965,420        (6,296,315)
      Deferred income taxes                                            41,904            41,048          (152,610)
      Common stock awards and grants                                   11,250           236,473           148,750
  Changes in assets and liabilities
    Income taxes recoverable                                              -                 -             (66,587)
    Due from subsidiaries                                            (329,697)        3,653,332          (346,977)
    Other assets                                                      133,830          (350,872)          (15,609)
    Due to subsidiaries                                                26,146           316,935          (418,783)
    Accounts payable and accrued liabilities                          (61,644)          164,350            32,828
    Income taxes                                                       (3,308)          120,000           (49,784)
                                                                  -----------      ------------       -----------
                                                                    1,514,657        15,146,686        (7,165,087)
                                                                  -----------      ------------       -----------

         Net cash provided by (used in) operating activities         (498,613)        4,205,580           830,035

Cash flows from investing activities
  Capital expenditures                                                    -            (213,840)              -

Cash flows from financing activities
  Proceeds from exercise of stock options                                 -                 -             233,707
  Purchase of treasury shares                                             -          (3,513,360)       (2,159,361)
  Proceeds from employee stock purchase plan shares                    78,232            65,672            22,358
                                                                  -----------      ------------       -----------

           Net cash (used in) provided by  financing activities        78,232        (3,447,688)       (1,903,296)
                                                                  -----------      ------------       -----------

           Net (decrease) increase in cash and equivalents           (420,381)          544,052        (1,073,261)

Cash and equivalents at beginning of year                             874,851           330,799         1,404,060
                                                                  -----------      ------------       -----------

Cash and equivalents at end of year                               $   454,470     $     874,851      $    330,799
                                                                  ===========     =============      ============

Supplemental Disclosures of Cash Flow Information

  Cash paid during the year for
    Interest                                                      $       -       $       3,667      $        -
    Income taxes                                                      120,000               -           1,451,725

                          Allied Research Corporation

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        Additions
                                              ----------------------------
                                Balance at      Charged to       Charged                      Balance
                                beginning       costs and        to other                    at end of
Description                     of period        expenses        accounts     Deductions      period
-----------                    -----------    -------------    -----------   ------------   ------------
Year ended December 31, 1995

  Estimated losses on
    contracts                  $ 1,873,008    $(1,178,475)     $        -      $  263,318    $    431,215
                                ==========     ==========       ==========      =========     ===========

  Allowance for doubtful
    receivables                $   141,000    $   189,077      $        -      $       -     $    330,077
                                ==========     ==========       ==========      =========     ===========

  Valuation allowances on
    deferred tax assets        $17,877,228    $ 2,046,092      $        -      $       -      $19,923,320
                                ==========     ==========       ==========      =========     ===========


Year ended December 31, 1994

  Estimated losses on
    contracts                  $ 3,127,574    $   721,937      $        -      $1,976,503     $ 1,873,008
                                ==========     ==========       ==========      =========      ==========

  Allowance for doubtful
    receivables                $    21,000    $        -    (a)$   120,000     $       -      $   141,000
                                ==========     ==========       ==========      =========      ==========

  Valuation allowances on
    deferred tax assets        $ 3,384,229    $14,492,999      $        -      $       -      $17,877,228
                                ==========     ==========       ==========      =========      ==========

        (a) VSK Group acquisition


Year ended December 31, 1993

  Estimated losses on
    contracts                  $ 1,087,461    $ 3,127,574      $        -      $1,087,461     $ 3,127,574
                                ==========     ==========       ==========      =========      ==========

  Allowance for doubtful
    receivables                $    21,000    $        -       $        -      $       -      $    21,000
                                ==========     ==========       ==========      =========      ==========

  Valuation allowances on
    deferred tax assets        $        -     $        -       $3,384,229      $       -      $ 3,384,229
                                ==========     ==========       =========       =========      ==========

                                    EXHIBITS

                                 EXHIBIT INDEX



Number           Description of Exhibit                          Page
------           ----------------------                          ----

 11              Computation of Earnings
                    per Common and Common
                    Equivalent Shares                           E - 3



 21              List of Subsidiaries                           E - 4



 23              Consent of Independent Certified
                    Public Accountants                          E - 5