Form 10-K/A
period 1995-12-31
ALLIED RESEARCH CORP
filed 1996-04-03
CIK 3952

Trends In Liquidity And Capital Resources


                  Allied experienced liquidity problems during 1990 and the first portion of 1991 due to substantial operating losses experienced during 1988 and 1989 as well as the pledge of cash needed to accommodate the then increasing backlog of orders. The liquidity improved significantly in 1991-1993. The substantial losses incurred in 1994 caused a decline in liquidity which decline continued throughout 1995 due to the more modest losses incurred in 1995. A further decline in liquidity is forecast for 1996 unless MECAR obtains and finances substantial contracts from its principal customer base or other customers. If such contracts are not timely obtained, the continued decline in liquidity will cause Allied to accelerate its ongoing program to reduce operating costs, seek additional capital and/or take other currently unidentified actions to remedy the liquidity deficiency.

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

                  Allied and its subsidiaries implemented substantial cost cutting initiatives in 1995. Allied reduced its general and administrative expenditures by 17%; similarly, MECAR reduced its expenditures by 2%. The London office of Limited was closed in late 1994 which resulted in substantial cost savings in 1995. Services projects were wound down throughout 1995 which resulted in a reduction in costs of 45%. Selling and administrative expenses for Allied increased by $.13 in 1995 over 1994 since the 1995 expenses included a full year of such expenses at VSK (as opposed to seven (7) months in 1994) as well as almost eight (8) months of such expenses at IDCS.

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

Income Taxes

                  The 1995 effective tax rate was 58.6% primarily due to the losses incurred at MECAR (which can only be carried forward) and foreign tax rate differentials in the U.S.

                  The 1994 effective tax rate was 6.5% due to the losses incurred at MECAR (which can only be carried forward) and in the U.S.

Net Earnings (Loss)

                  The Company incurred a $2.01 loss in 1995 compared with a loss of $10.94 in 1994. BRI and The VSK Group operated at a profit in 1995; MECAR and Services operated at a loss. The loss

                          Allied Research Corporation

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Year ended December 31,

                                                    1995              1994              1993
                                                -----------      -------------      ------------
Revenue (note M)                                $65,768,907      $  69,846,845      $147,097,482

Costs and expenses
  Cost of sales                                  49,896,794         63,976,951       118,897,942
  Selling and administrative                     15,758,673         15,631,256        11,655,229
  Research and development                        2,087,278          1,262,333           841,685
  Restructuring charge (note R)                         -              326,831         2,883,289
                                                 ----------       ------------       -----------
                                                 67,742,745         81,197,371       134,278,145
                                                 ----------       ------------       -----------

                 Operating income (loss)         (1,973,838)       (11,350,526)       12,819,337

Other income (deductions)
  Interest income                                 1,770,278          3,539,888         4,327,313
  Interest expense                               (3,034,537)        (3,768,788)       (4,108,053)
  Other - net (note O)                            1,968,478          1,306,083        (1,003,059)
                                               ------------      -------------     -------------
                                                    704,219          1,077,183          (783,799)
                                               ------------      -------------     -------------

                 Earnings (loss) before
                    income taxes                 (1,269,619)       (10,273,343)       12,035,538

Income taxes (notes A and P)                        743,652            667,763         4,040,416
                                               ------------     --------------     -------------

                 NET (LOSS) EARNINGS           $ (2,013,271)     $ (10,941,106)    $   7,995,122
                                                ===========       ============     =============


Earnings (loss) per common share (note S)             $( .46)            $(2.49)           $1.73
                                                       =====              =====             ====

The accompanying notes are an integral part of these statements.