Form 10-Q
period 1996-03-31
ALLIED RESEARCH CORP
filed 1996-05-15
CIK 3952

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q



Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                              March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to _______________________

                                                          Commission File Number
                                                                  0-2545
                                                          ----------------------

                          Allied Research Corporation
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                                04-2281015
- ------------------------------                         -------------------------
(State or other jurisdiction of                         (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 750
Vienna, Virginia                                                  22182
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:    (703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X          No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1996: 4,430,233.

                          ALLIED RESEARCH CORPORATION

                                     INDEX

- --------------------------------------------------------------------------------


                                                                        PAGE
PART I.      FINANCIAL INFORMATION - UNAUDITED                         NUMBER



   Item 1.  Financial Statements



            Condensed Consolidated Balance Sheets

                     December 31, 1995 and March 31, 1996...............2,3



            Condensed Consolidated Statements of Earnings

                     Three months ended March 31, 1996 and 1995...........4



            Condensed Consolidated Statements of Cash Flows

                     Three months ended March 31, 1996 and 1995.........5,6



            Notes to Condensed Consolidated Financial Statements..........7



   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................11



PART II.     OTHER INFORMATION...........................................13

                           Allied Research Corporation

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                     ASSETS

                                   (Unaudited)

- --------------------------------------------------------------------------------





                                                              March 31, 1996      December 31, 1995
                                                              --------------      -----------------
CURRENT ASSETS
    Cash and equivalents, including restricted cash              $14,362              $15,744
    Accounts receivable                                           19,173               21,091
    Costs and accrued earnings on uncompleted contracts            8,407                6,312
    Inventories                                                    6,311                6,337
    Prepaid expenses                                               1,391                1,112
                                                                 -------              -------
            Total current assets                                  49,644               50,596

PROPERTY, PLANT AND EQUIPMENT - AT COST
    Buildings                                                     13,692               14,248
    Machinery and equipment                                       34,304               35,189
                                                                 -------              -------
                                                                  47,996               49,437
    Less accumulated depreciation                                 32,796               33,330
                                                                 -------              -------
                                                                  15,200               16,107
    Land                                                           1,476                1,545
                                                                 -------              -------
            Total property, plant and equipment                   16,676               17,652

OTHER ASSETS
    Deposit - restricted cash                                     16,152               18,492
    Intangibles                                                    6,616                7,085
    Other                                                             38                  428
                                                                 -------              -------
            Total other assets                                    22,806               26,005
                                                                 -------              -------
                                                                 $89,126              $94,253
                                                                 =======              =======


The accompanying notes are an integral part of these statements.

                           Allied Research Corporation

                             (Thousands of Dollars)

                                   LIABILITIES

                                   (Unaudited)

- --------------------------------------------------------------------------------



                                                                 March 31, 1996     December 31, 1995
                                                                 --------------     -----------------
CURRENT LIABILITIES
    Notes payable                                                    $   449            $   485
    Current maturities of long-term debt                               1,709              2,787
    Accounts and trade notes payable                                  19,643             17,786
    Accrued liabilities                                                4,747              5,289
    Customer deposits                                                  6,379              9,900
    Income taxes                                                         729                371
                                                                     -------            -------
            Total current liabilities                                 33,656             36,618

LONG-TERM DEBT, less current maturities                               26,358             28,435

DEFERRED INCOME TAXES                                                    847                847

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; authorized, 10,000 shares
        none issued                                                     --                 --
    Common stock, par value, $.10 per share; authorized
        10,000,000 shares; issued and outstanding 4,430,233              443                442
        in 1996 and 4,422,056 in 1995
    Capital in excess of par value                                    10,777             10,745
    Retained earnings                                                 13,312             12,676
    Accumulated foreign currency translation adjustment                3,733              4,490
                                                                     -------            -------
            Total stockholders' equity                                28,265             28,353
                                                                     -------            -------
                                                                     $89,126            $94,253
                                                                     =======            =======

The accompanying notes are an integral part of these statements.

                           Allied Research Corporation

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                             (Thousands of Dollars)

                                   (Unaudited)

- --------------------------------------------------------------------------------




                                                     Three months ended March 31
                                                        1996             1995
Revenue                                              $   23,527     $    9,153

Cost and expenses
    Cost of sales                                        18,395          9,050
    Selling and administrative                            3,464          2,269
    Research and development                                411            195
                                                     ----------     ----------
                                                         22,270         11,514

            Operating income (loss)                       1,257         (2,361)

Other income (deductions)
    Interest expense                                       (678)          (794)
    Interest income                                         397            820
    Other - net                                            (116)          (259)
                                                     ----------     ----------
                                                           (397)          (233)

            Earnings (loss) before income taxes             860         (2,594)

Income taxes                                                224            130
                                                     ----------     ----------
            NET EARNINGS (LOSS)                      $      636     $   (2,724)
                                                     ==========     ==========

Net income (loss) per common share                   $      .14     $     (.62)
                                                     ==========     ==========

Weighted average number of shares                     4,422,634      4,398,512



The accompanying notes are an integral part of these statements.

                           Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                   (Unaudited)

- --------------------------------------------------------------------------------



                                                                          Three months ended March 31
Increase (decrease) in cash and equivalents                                    1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings (loss)                                                         $   636       $(2,724)
  Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities
          Depreciation and amortization                                           352           472
          Changes in assets and liabilities
              (Increase) decrease in
                   Accounts receivable                                          1,879         4,302
                   Costs and accrued earnings on uncompleted contracts         (2,174)       (1,325)
                   Inventories                                                   (234)          (43)
                   Prepaid expenses and other assets                             (340)         (433)
              Increase (decrease) in
                   Accounts payable, accrued liabilities and
                       customer deposits                                       (1,212)       (9,201)
                   Income taxes                                                   361           500
                                                                              -------       -------
                          Net cash (used in) provided by
                              operating activities                               (732)       (8,452)

CASH FLOWS (USED IN) INVESTING ACTIVITIES
   Capital expenditures                                                          (114)         (322)
                                                                              -------       -------
                           Net cash (used in) investing activities               (114)         (322)



The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------



                                                                    Three months ended March 31
                                                                         1996           1995
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments of long-term debt                                 (1,291)            -
  Net increase in long-term borrowings                                      -           435
  Net increase (decrease) in short-term borrowings                       (924)        1,285
  Stock award/stock plan                                                   32            20
  Common shares purchased and retired                                       -             -
  Deposits - restricted cash                                            2,340          (760)
                                                                      -------       -------

                          Net cash provided by financing activities       157           980

Effects of exchange rate changes on cash                                 (694)        2,827
                                                                      -------       -------
                          NET (DECREASE) IN CASH AND
                               CASH EQUIVALENTS                        (1,383)       (4,967)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                              15,744        43,606
                                                                      -------       -------
CASH AND EQUIVALENTS AT END OF PERIOD                                 $14,362       $38,639
                                                                      =======       =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash paid during the period for
      Interest                                                        $   516       $ 1,841
      Taxes                                                                60           410



The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets as of March 31, 1996 and December 31, 1995, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended March 31, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at March 31, 1996 and 1995 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.


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

    Mecar, S.A.'s wholly-owned Belgian subsidiaries include, Mecar Immobliere S.A., Sedachim, S.I., Tele Technique Generale and VSK Electronics N.V. and its wholly-owned subsidiaries, Classics, B.V.B.A. Dectectia, N.V., IDCS, N.V. and Belgian Automation Units, N.V. (collectively "The VSK Group").

    IDCS, N.V. was acquired on May 9, 1995, and was accounted for as a purchase, and revenue and results of operations from that date forward have been consolidated.

    During 1995, Mecar's wholly-owned subsidiaries Management Export Services, N.V. and its minority interest in Building Control Services, N.V. were liquidated. In addition, the Company effectively ceased operations of its wholly-owned subsidiary ARC Services, Inc. in December, 1995. VSK France is also being liquidated effective December 31, 1995.

    Significant intercompany transactions have been eliminated in consolidated.


NOTE 3 - ACQUISITION

    On May 9, 1995, the VSK Group acquired IDCS, N.V. a Belgian company, for approximately $2,972.

    This company manufactures, distributes and services an integrated line of industrial security products, including devices such as buildings access control, parking control, intrusion and fire detection and intrusion and fire alarms.

                          Allied Research Corporation

                                 March 31, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------

NOTE 3 - ACQUISITION - Continued

    The acquisition has been accounted for as a purchase and the purchase price in excess of the net assets acquired has been reflected in intangibles. The financial statements include the results of operations since the date of acquisition. Pro forma financial data for these acquisitions prior to the date of acquisition would not have a material affect on reported results.

         Fair value of tangible assets acquired           $2,587
         Liabilities assumed                                 855
                                                          ------
         Net assets acquired                               1,732
         Purchase price                                    2,972
                                                          ------

         Excess of cost over assets acquired              $1,240
                                                          ======

NOTE 4 - RESTRICTED CASH

    Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets. Cash and long-term deposits totaling approximately $25,897 ($16,152 of which is classified as a long-term deposit) at March 31, 1996 ($29,051 at December 31, 1995) are restricted or pledged as collateral for various bank agreements and are comprised as follows:


                                                                      1996           1995
         Cash
             Credit facility and related term loan agreements       $ 6,362        $ 7,755
             Other bank guarantees and letters of credit              2,348          1,769
             Notes payable                                            1,035          1,035
                                                                    -------        -------
                                                                      9,745         10,559
         Deposit - restricted cash - long-term
             Credit facility and related term loan agreements        16,152         18,492
                                                                    -------        -------

                                                                    $25,897        $29,051
                                                                    =======        =======


NOTE 5 - INVENTORIES

    Inventories consist of the following:

                                             March 31, 1996    December 31, 1995

         Raw materials and supplies              $6,311              $6,337
                                                 ======              ======

                          Allied Research Corporation

                                 March 31, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------

NOTE 6 - NOTES PAYABLE

    At March 31, 1996 and December 31, 1995, secured short-term loans of $72 and of 337 were outstanding with certain banks.

    Barnes and Reinecke has a $750 revolving line-of-credit agreement which had no outstanding balance at March 31, 1996. The outstanding borrowings under the similar line were $445 at December 31, 1995. The line-of-credit bears interest at the prime rate plus 1.5% and expires in July, 1996. Borrowings under the line-of-credit are secured by eligible accounts receivable, as defined in the agreement, and are guaranteed by the Company. The agreement contains covenants requiring the maintenance of certain financial ratios and other matters.

    Mecar has a $1,035 line-of-credit agreement with a foreign bank which was unused at March 31, 1996 and at December 31, 1995. The line is secured by a cash deposit pledge equal to the full amount of the line.


NOTE 7 - CREDIT FACILITY

    The Company is obligated under a credit agreement (the Agreement) with a banking pool comprised of four foreign banks that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreement provides for certain bank charges and fees as the line is used, plus an annual fee of approximately 2% of guarantees issued. As of March 31, 1996, the credit facility had been fully utilized and guarantees of $17,964 remain outstanding.

    At March 31, 1996, advances under the credit facility were secured by deposits of $6,362, plus term deposits of $16,152. There is $16,152 classified as long-term deposit at March 31, 1996 and $18,492 at December 31, 1995. Amounts outstanding are also collateralized by pledges of approximately $27,600 on Mecar's assets, letters of credit and certain funds received under the contracts financed. The Agreement provides for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and the payment of bank fees and charges as defined in the Agreement. The Agreement also requires Allied to increase Mecar's capital by approximately $8,600 during 1996 by agreeing to cancel certain intercompany indebtedness.

    The Company is also liable for guarantees and other instruments issued on its behalf by other banks which approximate $1,670 at March 31, 1996, which are collateralized by $1,048 of time deposits.

    Mecar is obligated on an approximately $5,400 mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $600 commencing in January 1996 (except for the annual principal installment in the year 2000 which is approximately $800) and the entire balance matures in 2004. The Company is also obligated on several mortgages on The VSK Group's buildings which has a balance of approximately $1,800 at March 31, 1996. The mortgages are payable in annual installments of approximately $250 plus interest.

                          Allied Research Corporation

                                 March 31, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------

NOTE 7 - LONG-TERM FINANCING - Continued

    Scheduled annual maturities of long-term obligations as of March 31, 1996 are approximately as follows:

               Year                       Amount

               1996                     $  2,086
               1997                       21,020
               1998                        1,629
               1999                        1,162
               2000                          995
                 Thereafter                1,175
                                         -------
                                         $28,067
                                         =======

NOTE 8 - INCOME TAXES

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

    The provision for income taxes differs from the anticipated combined federal and state statutory rates due to operating losses and earnings from foreign subsidiaries.

    The Company's Belgian subsidiaries have unused net operating losses of approximately $17,000 at March 31, 1996, which under Belgian law cannot be carried back but may be carried forward indefinitely, and are subject to annual limitations.

    As  of  March  31,  1996,   the  Company  had  unused   foreign  tax  credit
    carryforwards of approximately $1,100 which expire through 2009.

    Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $16,500 at March 31, 1996 and December 31, 1995. Determination of the amount of unrecognized deferred tax liabilities is not practicable.


NOTE 9 - EARNINGS (LOSS) PER SHARE

    Stock  options   outstanding  have  not  been  included  in  the  per  share computation because there would not be a material effect on earnings (loss) per share.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

                                 March 31, 1996

                             (Thousands of Dollars)

                                   (Unaudited)

- --------------------------------------------------------------------------------

    The Company  conducts its business  through its  wholly-owned  subsidiaries:
    Mecar, S.A., ("Mecar"), a Belgian corporation, and its subsidiaries, Mecar Immobliere, S.A., Sedachim, S.I., Tele Technique Generale, as well as VSK Electronics, N.V., Classics, B.V.B.A., Detectia, N.V. IDCS, N.V. and Belgian Automation Units, N.V. (collectively "The VSK Group"): Barnes & Reinecke, Inc., ("Barnes") a Delaware corporation, headquarterd in Illinois; Allied Research Corporation Limited, ("Limited") a U.K. Company; and ARC Services, Inc., ("Services") a Delaware corporation, headquartered in Vienna, Virginia. This discussion refers to the financial condition and results of operations of the Company on a consolidated basis.

    During 1995, Mecar's wholly-owned subsidiaries Management Export Services, N.V. and its minority interest in Building Control Services, N.V. were liquidated. In addition, the Company effectively ceased operations of its wholly-owned subsidiary ARC Services, Inc. in December, 1995. VSK France is also being liquidated effective December 31, 1995.

    SALES

    Revenue for the first three months of 1996 was $23,527, an increase of 157% over the comparable period in 1995, due to increases in revenues by all operating subsidiary groups. Mecar sales were $15,825, or up 404% compared to the period ended March 31, 1995. Barnes revenues were $3,415, up 67% compared to the same period in 1995. The VSK Group's revenues for the quarter were $4,284 compared to $3,944 for 1995, however, the prior year did not include IDCS, N.V. which was acquired in May, 1995. Limited and Services did not have revenues this period or in last year's comparable period.

    BACKLOG

    As of March 31, 1996, the Company's backlog was $60,333 compared with $68,100 at December 31, 1995. Mecar's backlog at March 31, 1996 was approximately $30,771. As of March 31, 1995, the Company's backlog was $40,730, $13,100 of which was Mecar's backlog. During the quarter, Mecar received orders for $12 million, although no direct orders were received from Mecar's principal customer.

    OPERATING COSTS AND EXPENSES

    Cost of sales for the first three months of 1996 were approximately $18,395 or 78% of sales as compared to $9,050 or 99% for the first three months of 1995. The decrease is primarily due to the product mix.

    Selling and administrative expenses were approximately $3,464 or 15% of revenues for the three months ended March 31, 1996 as compared to $2,269 or 25% for the three months ended March 31, 1995. This decrease is a result of increased volumes of revenue.

    RESEARCH AND DEVELOPMENT

    Research and development expenses were 2% as a ratio of sales for the three month period ended March 31, 1996 and 1995.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - CONTINUED

                                 March 31, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------

    OPERATING INCOME

    There was operating income of $1,257 for the first three months or 5% of revenues for the quarter ended March 31, 1996. This compares with an operating loss of $2,361 for the three months ended March 31, 1995. This increase is primarily because of increased revenues from all subsidiaries.

    INTEREST EXPENSE

    Interest expense for the first three months of 1996 decreased, compared to the same period in 1995, as a result of decreased borrowing levels.

    INTEREST INCOME

    Interest income decreased as a result of a decrease in funds available for investment.

    OTHER - NET

    For the three months ended March 31, 1996, Other - Net represents primarily currency losses, net of currency gains, resulting from foreign currency transactions.

    LIQUIDITY AND CAPITAL RESOURCES

    During the first three months of 1996 and throughout 1995, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. At March 31, 1996, the Company had unrestricted cash (i.e., cash not required by the terms of the bank agreement to collateralize contracts) of approximately $4,617. Mecar is limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates.

    Accounts receivable at March 31, 1996 decreased over December 31, 1995 by $1,918 and costs and accrued earnings on uncompleted contracts increased by $2,095 from 1995. Inventories remained level. Prepaid expenses and deposits increased $279 primarily due to the increase in prepaid expenses. Current liabilities decreased by $2,962 from December 31, 1995 levels as a result of decreases in accounts payable, notes payables, current maturities on long-term debt, accrued liabilities and customer deposits.

    In summary, working capital was approximately $15,988 at March 31, 1996, which is an increase of $2,200 from December 31, 1995. The increase is primarily attributable to cash generated from operating activities.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS - CONTINUED

                                 March 31, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------

PART II.        OTHER INFORMATION

                None.

                           Allied Research Corporation


SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ALLIED RESEARCH CORPORATION



                           ---------------------------------
Date:  May 15, 1996        J. R. Sculley
                           Chairman of the Board,
                           Chief Executive Officer and
                           Chief Financial Officer