Form 10-Q/A
period 1996-03-31
ALLIED RESEARCH CORP
filed 1996-05-16
CIK 3952

Allied Research Corporation


SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ALLIED RESEARCH CORPORATION


                           /s/ J. R. Sculley
                           ---------------------------------
Date:  May 15, 1996        J. R. Sculley
                           Chairman of the Board,
                           Chief Executive Officer and
                           Chief Financial Officer


                                       14