Form 10-Q
period 1996-06-30
ALLIED RESEARCH CORP
filed 1996-08-12
CIK 3952

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q



Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                               June 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ________________________

                                                          Commission File Number
                                                                  0-2545
                                                           --------------------

                          Allied Research Corporation
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                            04-2281015
- ------------------------------                       ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 750
Vienna, Virginia                                                22182
- --------------------------------------                          -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X          No
                                  -------          -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996: 4,432,406.

                          ALLIED RESEARCH CORPORATION

                                     INDEX

- --------------------------------------------------------------------------------
                                                                          PAGE
PART I. FINANCIAL INFORMATION - UNAUDITED                                NUMBER



Item 1.  Financial Statements



         Condensed Consolidated Balance Sheets

                  December 31, 1995 and June 30, 1996......................2,3



         Condensed Consolidated Statements of Earnings

                  Three months and six months ended
                    June 30, 1996 and 1995...................................4



         Condensed Consolidated Statements of Cash Flows

                  Six months ended June 30, 1996 and 1995..................5,6



         Notes to Condensed Consolidated Financial Statements................7



Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................12



PART II. OTHER INFORMATION..................................................15

                          Allied Research Corporation

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                     ASSETS

                                  (Unaudited)

- --------------------------------------------------------------------------------

                                                          June 30, 1996   December 31, 1995
                                                          -------------   -----------------
CURRENT ASSETS
    Cash and equivalents, including restricted cash          $10,077           $15,744
    Accounts receivable                                       13,860            21,091
    Costs and accrued earnings on uncompleted contracts       13,959             6,311
    Inventories                                                6,055             6,337
    Prepaid expenses                                           1,208             1,113
                                                              ------            ------

            Total current assets                              45,159            50,596



PROPERTY, PLANT AND EQUIPMENT - AT COST
    Buildings                                                 13,625            14,247
    Machinery and equipment                                   32,660            35,189
                                                              ------            ------
                                                              46,285            49,436
    Less accumulated depreciation                             32,337            33,330
                                                              ------            ------
                                                              13,948            16,106
    Land                                                       1,425             1,545
                                                              ------            ------

            Total property, plant and equipment               15,373            17,651



OTHER ASSETS
    Deposit - restricted cash                                 15,589            18,492
    Intangibles                                                6,553             7,085
    Other                                                        310               429
                                                              ------            ------

            Total other assets                                22,452            26,006
                                                              ------            ------

                                                             $82,984           $94,253
                                                              ======            ======

        The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                             (Thousands of Dollars)

                                  LIABILITIES

                                  (Unaudited)

- --------------------------------------------------------------------------------


                                                             June 30, 1996     December 31, 1995
                                                             -------------     -----------------
CURRENT LIABILITIES
    Notes payable                                               $ 1,651             $   485
    Current maturities of long-term debt                          1,923               2,786
    Accounts and trade notes payable                              9,130              17,787
    Accrued liabilities                                           5,615               4,858
    Accrued losses on contracts                                   1,122                 431
    Customer deposits                                             9,026               9,900
    Income taxes                                                    613                 371
                                                                 ------              ------

            Total current liabilities                            29,080              36,618


LONG-TERM DEBT, less current maturities                          24,927              28,435


DEFERRED INCOME TAXES                                               840                 847


STOCKHOLDERS' EQUITY
    Preferred stock, no par value; authorized, 10,000 shares
        none issued                                                  --                  --
    Common stock, par value, $.10 per share; authorized
        10,000,000 shares; issued and outstanding 4,432,406
        in 1996 and 4,422,056 in 1995                               443                 442
    Capital in excess of par value                               10,788              10,745
    Retained earnings                                            13,964              12,676
    Accumulated foreign currency translation adjustment           2,942               4,490
                                                                 ------              ------

            Total stockholders' equity                           28,137              28,353
                                                                 ------              ------

                                                                $82,984             $94,253
                                                                 ======              ======

        The accompanying notes are an integral part of these statements.

                           Allied Research Corporation

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                             (Thousands of Dollars)

                                   (Unaudited)

- --------------------------------------------------------------------------------


                                                   Three months ended June 30,        Six months ended June 30,
                                                   ---------------------------        -------------------------
                                                      1996             1995              1996           1995
                                                   ----------       ----------        ----------    -----------
Revenue                                            $   23,004       $   13,275        $   46,531    $    22,428

Cost and expenses
    Cost of sales                                      17,329           10,744            35,724         19,794
    Selling and administrative                          3,659            3,506             7,123          5,775
    Research and development                              363              298               774            493
                                                    ---------        ---------         ---------     ----------
                                                       21,351           14,548            43,621         26,062

            Operating income (loss)                     1,653           (1,273)            2,910         (3,634)

Other income (deductions)
    Interest expense                                     (862)            (784)           (1,540)        (1,578)
    Interest income                                       334              251               731          1,071
    Other - net                                          (115)             471              (231)           212
                                                    ---------        ---------         ---------     ----------
                                                         (643)             (62)           (1,040)          (295)

            Earnings (loss) before income taxes         1,010           (1,335)            1,870         (3,929)

Income taxes                                              359              423               583            553
                                                    ---------        ---------         ---------     ----------

            NET EARNINGS (LOSS)                    $      651       $   (1,758)       $    1,287    $    (4,482)
                                                    =========        =========         =========     ==========

Net income (loss) per common share                 $      .15       $     (.40)       $      .29    $     (1.02)
                                                    =========        =========         =========     ==========

Weighted average number of shares                   4,430,257        4,404,228         4,426,445      4,409,528

        The accompanying notes are an integral part of these statements.

                           Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                   (Unaudited)

- --------------------------------------------------------------------------------

                                                                     Six months ended June 30
Increase (decrease) in cash and equivalents                          1996                1995
                                                                   --------            --------
Cash flows from operating activities
    Net earnings (loss)                                            $  1,287            $(4,482)
    Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities
            Depreciation and amortization                               598                413
            Changes in assets and liabilities
                (Increase) decrease in
                     Accounts receivable                              6,119              3,772
                     Costs and accrued earnings on uncompleted
                       contracts                                     (8,324)               (69)
                     Inventories                                       (194)               769
                     Prepaid expenses and other assets                  498              1,462
                Increase (decrease) in
                     Accounts payable, accrued liabilities and
                         customer deposits                           (5,871)            (9,479)
                     Income taxes                                      (238)                97
                                                                    -------             ------

                         Net cash (used in) operating activities     (6,125)            (7,517)

Cash flows (used in) investing activities
    Capital expenditures                                               (263)                24
    Acquisitions (net of cash acquired)                                 --              (2,600)
                                                                    -------             ------

                         Net cash (used in) investing activities       (263)            (2,576)

        The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------


                                                              Six months ended June 30
                                                              1996                1995
Cash flows from financing activities
    Principal payments of long-term debt                      (2,057)           (25,727)
    Net increase (decrease) in short-term borrowings           1,190             (2,473)
    Stock option/stock plan                                       44                 40
    Deposits - restricted cash                                 1,463              6,400
                                                              ------             ------

                            Net cash provided by (used in)
                                financing activities             640            (21,760)

Effects of exchange rate changes on cash                          81                (10)
                                                              ------             ------

                            NET (DECREASE) IN CASH AND
                                CASH EQUIVALENTS              (5,667)           (31,863)

Cash and equivalents at beginning of year                     15,744             43,606
                                                              ------             ------

Cash and equivalents at end of period                        $10,077            $11,743
                                                              ======             ======


Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for
        Interest                                             $   664            $   620
        Taxes                                                    329                373

        The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets as of June 30, 1996 and December 31, 1995, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the six months ended June 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at June 30, 1996 and 1995 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended June 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.


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

    Mecar, S.A.'s wholly-owned Belgian subsidiaries include, Mecar Immobliere S.A., Sedachim, S.I., Tele Technique Generale, Management Export Services, N.V. (MES), I.D.C.S., N.V. (which was acquired May 9, 1995), VSK France, a French Company formed in 1995 and VSK Electronics N.V. and its wholly-owned subsidiaries, Classics, B.V.B.A. Detectia, N.V. and Belgian Automation Units, N.V., (collectively "The VSK Group"). A minority interest owned by VSK Electronics in Building Control Services, N.V. (BCS) was accounted for under the equity method in 1994. BCS and MES were liquidated in 1995. In addition, the Company effectively ceased operations of ARC Services, Inc. in December, 1995. VSK France is also being liquidated effective December 31, 1995.

    The VSK Group acquisitions were accounted for as purchases, and revenue and results of operations from June 1, 1994 and May 9, 1995 (dates of acquisition) have been consolidated.

    Significant intercompany transactions have been eliminated in consolidation.


NOTE 3 - ACQUISITION

    On May 31, 1994, the Company's wholly-owned subsidiary, Mecar S.A., acquired The VSK Group, a group of Belgian companies, as well as a minority interest in a Belgian company, for approximately $6,072 and on May 9, 1995 Mecar, S.A. acquired I.D.C.S., N.V. a Belgian company and its minority interest in Belgian Automation Units, N.V. for a total of $2,972.

                           Allied Research Corporation

                                 June 30, 1996

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


                                               I.D.C.S.       VSK Group
                                             May 9, 1995     May 31, 1994

Fair value of tangible assets acquired            $2,587           $7,721
Liabilities assumed                                  855            6,285
                                                  ------            -----
Net assets acquired                                1,732            1,436
Cash paid                                          2,972            6,072
                                                   -----            -----

Excess of cost over assets acquired               $1,240           $4,636
                                                   =====            =====


NOTE 4 - RESTRICTED CASH

    Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets until the customer accepts delivery. Cash deposits totaling approximately $22,263 and $29,051 ($15,589 of which is classified as long-term at June 30, 1996 and $18,492 at December 31, 1995) as of June 30, 1996 and December 31, 1995, respectively, are restricted or pledged as collateral for various bank agreements and are comprised as follows:

                                                         1996           1995
                                                       -------        -------

Cash
  Credit facility and related term loan agreements     $ 2,937        $ 7,755
  Other bank guarantees and letters of credit            2,770          1,769
  Notes payable and line-of-credit                         967          1,035
                                                        ------         ------
                                                         6,674         10,559

Deposit - restricted cash - long term
  Credit facility and related term loan agreements      15,589         18,492
                                                        ------         ------
                                                       $22,263        $29,051
                                                        ======         ======

                           Allied Research Corporation

                                 June 30, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------

NOTE 5 - INVENTORIES

    Inventories consist of the following:

                                        June 30, 1996   December 31, 1995

           Raw materials and supplies       $6,055            $6,337


NOTE 6 - NOTES PAYABLE

    At June 30, 1996 and December 31, 1995, secured short-term loans of $1,651 and $485, respectively, were outstanding. BRI has two $500 three year term loan facilities at 2% over prime with an outstanding balance at June 30, 1996 of $818 for capital improvements and a $1,000 revolving line-of-credit which had an outstanding balance of $650 at June 30, 1996. The line bears interest at the rate of prime plus .5%. The credit facility is secured by BRI's eligible receivables and Allied's guarantee. The former agreement was a $750 revolving line-of-credit agreement which had an outstanding balance of $445 as of December 31, 1995. Mecar has $967 outstanding under its line-of-credit at June 30, 1996 based on a variable market rate of interest.


NOTE 7 - CREDIT FACILITY

    Mecar is obligated under an amended credit agreement (the Agreement) with a banking pool comprised of four foreign banks that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreement provides for certain bank charges and fees, plus an annual fee of approximately 2% of guarantees issued. As of June 30, 1996, guarantees of $13,248 under the agreement remain outstanding.

    Advances under the credit facility were secured by deposits of $18,526 of which $15,589 is long-term at June 30, 1996 and deposits of $26,247 at December 31, 1995, $18,492 of which is classified as long-term deposit at December 31, 1995. Amounts outstanding were also collateralized by pledges of approximately $27,600 on Mecar's assets, letters of credit and certain funds received under the contracts financed. The Agreement provides for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth, income and loss levels and the payment of bank fees and charges as defined in the Agreement.

    The Company is also liable for guarantees and other instruments issued on its behalf by other banks which approximate $5,464 at June 30, 1996, which are collateralized by $1,975 of time deposits.

                           Allied Research Corporation

                                 June 30, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------

NOTE 7 - CREDIT FACILITY - Continued

    Mecar is obligated on a $5,000 20 year mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $600 (except for the annual principal installment in the year 2000 which is approximately $800) and the entire balance matures in 2004. The Company is also obligated on a mortgage on The VSK Group's building for $1,400. The mortgage is payable in annual installments of $50 plus interest. In addition, the Company is obligated on an outstanding loan for the acquisition of I.D.C.S., N.V. in the amount of $1,822 payable in annual installments of $91 plus interest.


NOTE 8 - LONG-TERM FINANCING

    Scheduled annual maturities of long-term obligations as of June 30, 1996 are as follows:

                   Year                               Amount

                   1997                              $ 1,923
                   1998                               17,419
                   1999                                1,730
                   2000                                1,408
                   2001                                1,011
                Thereafter                             3,359

                                                     $26,850


NOTE 9 - INCOME TAXES

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109") in 1993.

    The provision for income taxes differs from the anticipated combined federal and state statutory rates due to operating losses and earnings from foreign subsidiaries.

    The Company's Belgian subsidiaries have unused net operating losses of approximately $18,700 at June 30, 1996, which under Belgian law cannot be carried back but may be carried forward indefinitely, and are subject to an annual limitation for 1996.

    As of June 30, 1996, the Company had unused foreign tax credit carryforwards of approximately $700 which expire through 2000.

                           Allied Research Corporation

                                 June 30, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES - Continued

    Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $16,500 at June 30, 1996 and December 31, 1995. Determination of the amount of unrecognized deferred tax liabilities is not practicable.


NOTE 10 - EARNINGS (LOSS) PER SHARE

    Stock  options   outstanding  have  not  been  included  in  the  per  share computation because there would not be a material effect on earnings (loss) per share.

                          Allied Research Corporation

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULT OF OPERATIONS - CONTINUED

                                 June 30, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------


    The Company  conducts its business  through its  wholly-owned  subsidiaries:
    Mecar, S.A., ("Mecar"), a Belgian corporation, and its subsidiaries, Mecar Immobliere, S.A., Sedachim, S.I., as well as Tele Technique Generale, VSK Electronics, N.V., Classics, B.V.B.A., Detectia, N.V., I.D.C.S., N.V., and Belgian Automation Units, N.V. (collectively "The VSK Group"): Barnes & Reinecke, Inc., ("Barnes") a Delaware corporation, headquartered in Illinois; Allied Research Corporation Limited, ("Limited") a U.K. Company; and ARC Services, Inc., ("Services") a Delaware corporation, headquartered in Vienna, Virginia. This discussion refers to the financial condition and results of operations of the Company on a consolidated basis.

    Sales

    Revenue for the first six months of 1996 was $46,531, a 107 % increase from the comparable period in 1995, principally due to Mecar's increase in revenue. Mecar revenue was $31,210, or up 242% compared to the period ended June 30, 1995. Barnes' revenue was $6,398, up 60% compared to the same period in 1995. The VSK Group's revenue for the first half of 1996 was $8,922 compared to $7,611 in 1995 (provided, however, the prior year only included I.D.C.S for the post-May, 1995 period). Limited and Services did not have significant revenue this period or in last year's comparable period.

    Revenue for the quarter ended June 30, 1996 was $23,004, a 73% increase over the quarter ended June 30, 1995. Mecar recognized revenue of $15,385 for the quarter ended June 30, 1996, a 157% increase over the quarter ended June 30, 1995; Barnes' revenue of $2,981 for the quarter ended June 30, 1996 constituted a 51% increase over the quarter ended June 30, 1995; the revenue of The VSK Group of $4,638 for the quarter ended June 30, 1996 constituted a 26 % increase over the quarter ended June 30, 1995.

    The increase in Mecar and the VSK Group's revenue during the first six (6) months of 1996 resulted principally from a higher backlog of orders at the end of calendar year 1995 than at the end of calendar year 1994 and continued new orders in 1996. Similarly, Barnes' improved performance principally resulted from continued execution of the order it received during calendar year 1995 for the benefit of a foreign-based customer.

    Backlog

    As of June 30, 1996, the Company's backlog was $98,906 compared with $68,100 at December 31, 1995 and $60,333 at March 31, 1996.

    Mecar's backlog at June 30, 1996 was $73,351 compared with $30,771 at March 31, 1996. The increase is primarily attributable to the receipt by Mecar in the latter portion of the second quarter of 1996 of approximately $50,000 in new orders from its principal customers.

    Barnes' backlog as of June 30, 1996 was $7,763 compared with $10,190 at March 31, 1996.

    The backlog of The VSK Group as of June 30, 1996 was $17,792 compared with $19,372 as of March 31, 1996.

                          Allied Research Corporation

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULT OF OPERATIONS - CONTINUED

                                 June 30, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------


    Operating Costs and Expenses

    Cost of sales for the first six months of 1996 was approximately $35,724 or 76% of sales as compared to $19,794 or 88% for the first six months of 1995. Cost of sales for the quarter ended June 30, 1996 was $17,329 or 75% of sales compared to 81% of sales for the same period the previous year. The percentage decrease is primarily due to the increased amounts of revenue in 1996 and the product mix.

    Selling and administrative expenses were approximately $7,123 or 15% of revenues for the six months ended June 30, 1996 as compared to $5,775 or 26% for the six months ended June 30, 1995. Selling and administrative expenses for the quarter ended June 30, 1996 were $3,659 or 16% of revenue compared to 26% of sales for the same period in the previous year. The decrease reflects scheduled reductions in certain expenditures and increased amounts of revenue.

    Research and Development

    Research and development expenses were 2% of sales for each of the six month period and three month period ended June 30, 1996 as compared with 2% for the corresponding periods in 1995.

    Operating Results

    There was operating income of $2,910 for the first six months of 1996 (or 6.3% of revenue). This compares with an operating loss of $3,634 for the six months ended June 30, 1995. During the second quarter of 1996, the Company had operating income of $1,653 (or 7.2% of revenue) compared with an operating loss of $1,273 for the quarter ended June 30, 1995. The improved results are primarily attributable to increased amounts of revenue at each of the Company's operating units. In addition, the 1995 results were adversely affected by the shutdown of Mecar's facilities due to the April, 1995 explosion.

    Interest Expense

    Interest expense for the six months ending June 30, 1996 was approximately the same as for the six months ended June 30, 1995. Interest expense increased by approximately 10% for the three month period ended June 30, 1996 over the same period in 1995 due to increased levels of borrowing.

    Interest Income

    Interest income decreased for the first six months of 1996 over the comparable period in 1995 as a result of lower levels of cash. Interest income increased for the three month period ended June 30, 1996 over the same period in 1995 due to increased cash levels.

    Other - Net

    For the six months ended June 30, 1996, Other - Net represents primarily currency losses, net of currency gains, resulting from foreign currency transactions.

                          Allied Research Corporation

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULT OF OPERATIONS - CONTINUED

                                 June 30, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

- --------------------------------------------------------------------------------

    Liquidity and Capital Resources

    During the first six months of 1996 and throughout 1995, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. At June 30, 1996, the Company had unrestricted cash (i.e., cash not required by the terms of the bank agreement to collateralize contracts) of approximately $4,564, as compared with approximately $3,403 as of March 31, 1996.

    In July, 1996, Mecar extended its bank pool agreement to finance the orders received from its principal customers. The financing continues to consist of performance bonds, advance payment guarantees and import letters of credit and a $1,000 cash line-of-credit. The financing has been provided on substantially the same terms and conditions as historically provided by the bank pool and as summarized in prior Company filings. The financing documents continue to restrict the amount of payments Mecar may make to any affiliated company, including the Company, absent bank pool approval.

    In connection with the bank pool extension, the Company recapitalized Mecar by causing Limited to convert a substantial portion of its inter-company loan to Mecar capital.

    During the second quarter of 1996, Barnes amended its bank facility to increase its line of credit from $750 to $1,000. In addition, Barnes continues to be indebteded to its bank for term loans payable through June 1999. As of June 30, 1996, the line of credit had an outstanding balance of $650 and Barnes was indebted under its term loans in an aggregate amount of $818.

    Accounts receivable at June 30, 1996 decreased over December 31, 1995 by $7,232 and cost and accrued earnings on uncompleted contracts increased by $7,647 from 1995 as a result of an increase in production. Inventories and prepaid expenses remained level. Current liabilities decreased by $7,538 from December 31, 1995 levels as a result of payments of accrued liabilities and accounts payable.

    Long-term debt (including current maturities thereof) as of June 30, 1996, decreased by approximately $3,508 from December 31, 1995 as a result of scheduled repayments of the term loan supporting Mecar's credit facility.

    In summary, working capital was approximately $16,079 at June 30, 1996, which is an increase of $2,101 from December 31, 1995.

PART II.        OTHER INFORMATION

                None.

                          Allied Research Corporation



SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ALLIED RESEARCH CORPORATION




                                /s/ J. R. Sculley
                                -----------------------------------
Date:  August 12, 1996          J. R. Sculley
                                Chairman of the Board,
                                Chief Executive Officer and
                                Chief Financial Officer