Form 10-Q
period 1996-09-30
ALLIED RESEARCH CORP
filed 1996-11-13
CIK 3952

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q



Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                          September 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________________ to ______________________

                                                          Commission File Number
                                                                  0-2545
                                                          ----------------------

                          Allied Research Corporation
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                              04-2281015
-------------------------------                       --------------------------
(State or other jurisdiction of                        (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 750
Vienna, Virginia                                                  22182
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X          No
                                    ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996: 4,440,387.

                           ALLIED RESEARCH CORPORATION

                                      INDEX

--------------------------------------------------------------------------------


                                                                                                           PAGE
PART I.           FINANCIAL INFORMATION - UNAUDITED                                                       NUMBER
         Item 1.  Financial Statements



                  Condensed Consolidated Balance Sheets

                           December 31, 1995 and September 30, 1996.........................................2,3



                  Condensed Consolidated Statements of Earnings

                           Three months and nine months ended September 30, 1996 and 1995.....................4



                  Condensed Consolidated Statements of Cash Flows

                           Nine months ended September 30, 1996 and 1995......................................5



                  Notes to Condensed Consolidated Financial Statements........................................6



         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................10



PART II. OTHER INFORMATION...................................................................................14

                           Allied Research Corporation

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                     ASSETS

                                   (Unaudited)

--------------------------------------------------------------------------------


                                                           September 30, 1996     December 31, 1995
                                                           ------------------     -----------------
CURRENT ASSETS
    Cash and equivalents, including restricted cash              $12,629              $15,744
    Accounts receivable                                           23,934               21,091
    Costs and accrued earnings on uncompleted contracts            8,606                6,311
    Inventories                                                    7,068                6,337
    Prepaid expenses                                               1,589                1,113
                                                                 -------              -------

            Total current assets                                  53,826               50,596


PROPERTY, PLANT AND EQUIPMENT - AT COST
    Buildings                                                     13,218               14,247
    Machinery and equipment                                       32,554               35,189
                                                                 -------              -------
                                                                  45,772               49,436
    Less accumulated depreciation                                 31,966               33,330
                                                                 -------              -------
                                                                  13,806               16,106
    Land                                                           1,425                1,545
                                                                 -------              -------

            Total property, plant and equipment                   15,231               17,651


OTHER ASSETS
    Deposit - restricted cash                                     12,828               18,492
    Intangibles                                                    6,490                7,085
    Other                                                            291                  429
                                                                 -------              -------

            Total other assets                                    19,609               26,006
                                                                 -------              -------

                                                                 $88,666              $94,253
                                                                 =======              =======

The accompanying notes are an integral part of these statements.

                           Allied Research Corporation

                             (Thousands of Dollars)

                                   LIABILITIES

                                   (Unaudited)

--------------------------------------------------------------------------------


                                                            September 30, 1996     December 31, 1995
                                                            ------------------     -----------------
CURRENT LIABILITIES
    Notes payable                                              $     823             $     485
    Current maturities of long-term debt                           1,374                 2,786
    Accounts and trade notes payable                              17,918                17,787
    Accrued liabilities                                            5,291                 5,289
    Customer deposits                                             11,488                 9,900
    Income taxes                                                     829                   371
                                                               ---------             ---------

            Total current liabilities                             37,723                36,618


LONG-TERM DEBT, less current maturities                           21,345                28,435

DEFERRED INCOME TAXES                                              1,059                   847

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; authorized, 10,000
      shares none issued                                              --                    --
    Common stock, par value, $.10 per share; authorized
        10,000,000 shares; issued and outstanding 4,440,387
        in 1996 and 4,422,056 in 1995                                444                   442
    Capital in excess of par value                                10,830                10,745
    Retained earnings                                             14,484                12,676
    Accumulated foreign currency translation adjustment            2,781                 4,490
                                                               ---------             ---------

            Total stockholders' equity                            28,539                28,353
                                                               ---------             ---------

                                                                 $88,666               $94,253
                                                               =========             =========

The accompanying notes are an integral part of these statements.

                           Allied Research Corporation

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------


                                          Three months ended             Nine months ended
                                             September 30,                 September 30,
                                          1996          1995            1996          1995
                                        --------      --------        --------      --------
Revenue                                  $17,547       $16,530         $64,078       $38,958

Cost and expenses
    Cost of sales                         13,206        13,947          48,930        33,741
    Selling and administrative             2,672         2,128           9,795         7,903
    Research and development                 488           181           1,262           674
                                       ---------     ---------        --------     ---------
                                          16,366        16,256          59,987        42,318

            Operating income (loss)        1,181           274           4,091        (3,360)

Other income (deductions)
    Interest expense                        (825)         (695)         (2,365)       (2,273)
    Interest income                          781           546           1,512         1,617
    Other - net                             (438)          160            (669)          372
                                       ---------     ---------        --------     ---------
                                            (482)           11          (1,522)         (284)
                                       ---------     ---------        --------     ---------

            Earnings (loss) before
                income taxes                 699           285           2,569        (3,644)

Income taxes                                 178            70             761           623
                                       ---------     ---------        --------     ---------

            NET EARNINGS (LOSS)        $     521     $     215        $  1,808       $(4,267)
                                       =========     =========        ========     =========

Net income (loss) per common share     $     .12     $     .05        $    .41     $    (.97)
                                       =========     =========        ========     =========

Weighted average number of shares      4,437,438     4,409,577       4,430,136     4,404,146

The accompanying notes are an integral part of these statements.

                           Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                           Nine months ended
                                                                              September 30
Increase (decrease) in cash and equivalents                                1996        1995
                                                                         --------    --------
Cash flows from operating activities
   Net earnings (loss)                                                    $ 1,808     $(4,267)
   Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities
        Depreciation and amortization                                       1,337       1,734
        Changes in assets and liabilities
           Accounts receivable                                             (3,741)     11,187
           Costs and accrued earnings on uncompleted contracts             (2,841)     (3,039)
           Inventories                                                     (1,225)       (130)
           Prepaid expenses and other assets                                 (164)       (453)
           Accounts payable, accrued liabilities and customer deposits      3,289      (4,129)
           Income taxes                                                       475        (125)
                                                                          -------     -------

              Net cash provided by (used in) operating activities          (1,062)        778

Cash flows (used in) investing activities
   Capital expenditures                                                      (267)       (925)
   Acquisitions (net of cash acquired)                                         --      (2,600)
                                                                          -------     -------

              Net cash (used in ) investing activities                       (267)     (3,525)

Cash flows from financing activities
   Principal payments of long-term debt                                    (5,879)     (4,309)
   Net increase in long-term borrowings                                        --       1,281
   Net increase (decrease) in short-term borrowings                           801      (9,180)
   Stock option/stock plan                                                     87          58
   Deposits - restricted cash                                               5,664       6,400
                                                                          -------     -------

              Net cash (used in) provided by financing activities             673      (5,750)

Effects of exchange rate changes on cash                                   (2,459)        186
                                                                          -------     -------

              NET DECREASE IN CASH AND CASH EQUIVALENTS                    (3,115)     (8,311)

Cash and equivalents at beginning of year                                  15,744      43,606
                                                                          -------     -------

Cash and equivalents at end of period                                     $12,629     $35,295
                                                                          =======     =======


Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for
      Interest                                                            $   689    $  1,002
      Taxes                                                                   455         373

The accompanying notes are an integral part of these statements.

                           Allied Research Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1996

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets as of September 30, 1996 and December 31, 1995, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at September 30, 1996 and 1995 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended September 30, 1996 and 1995 are not necessarily indicative of the operating results for the full year.


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

    Mecar, S.A.'s wholly-owned Belgian subsidiaries include, Mecar Immobliere S.A. (IMMO), Sedachim, S.I., Tele Technique Generale, Management Export Services, N.V. (MES), I.D.C.S., N.V. (which was acquired May 9, 1995), VSK France, a French company formed in 1995 and VSK Electronics N.V. and its wholly-owned subsidiaries, Classics, B.V.B.A. Detectia, N.V. and Belgian Automation Units, N.V., (collectively "The VSK Group"). A minority interest owned by VSK Electronics in Building Control Services, N.V. (BCS) was accounted for under the equity method in 1995. BCS and MES were liquidated in 1995. IMMO was liquidated in 1996. In addition, the Company effectively ceased operations of ARC Services, Inc. in December, 1995. VSK France was put into liquidation effective December 31, 1995.

    The VSK Group acquisitions were accounted for as purchases, and revenue and results of operations from June 1, 1994 and May 9, 1995 (dates of acquisition), have been consolidated.

    Significant intercompany transactions have been eliminated in consolidation.


NOTE 3 - ACQUISITION

    On May 31, 1994, the Company's wholly-owned subsidiary, Mecar S.A., acquired The VSK Group, a group of Belgian companies, as well as a minority interest in a Belgian company, for approximately $6,072 and on May 9, 1995, VSK Electronics N.V. acquired I.D.C.S., N.V. a Belgian company and its minority interest in Belgian Automation Unites, N.V. for a total of $2,972.

                           Allied Research Corporation

                               September 30, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - ACQUISITION - Continued

    The companies manufacture, distribute and service an integrated line of industrial security products, including devices such as building access control, parking control, intrusion and fire detection and intrusion and fire alarms.

    The acquisitions have been accounted for as purchases and the purchase prices in excess of the net assets acquired have been reflected in intangibles. The financial statements include the results of operations since the dates of acquisition. Pro forma financial data for these acquisitions prior to the dates of acquisition would not have a material effect on reported results.

                                                 May 9, 1995       May 31, 1994

       Fair value of tangible assets acquired       $2,587            $7,720
       Liabilities assumed                             855             6,285
                                                       ---             -----
       Net assets acquired                           1,732             1,435
       Purchase price                                2,972             6,072
                                                     -----             -----

       Excess of cost over assets acquired          $1,240            $4,637
                                                     =====             =====


NOTE 4 - RESTRICTED CASH

    Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets, until the customer accepts delivery. Cash deposits totaling approximately $20,753 and $29,051 ($12,828 of which is classified as long-term at September 30, 1996 and $18,492 at December 31, 1995), as of September 30, 1996 and December 31, 1995, respectively, are restricted or pledged as collateral for various bank agreements and are comprised as follows:

                                                             1996        1995
                                                           --------    --------
       Cash
         Credit facility and related term loan agreements  $  6,095    $  7,775
         Other bank guarantees and letters of credit          1,830       1,769
         Notes payable                                           --       1,035
                                                           --------    --------
                                                              7,925      10,559

       Deposits - restricted cash - long-term
         Credit facility and related term loan agreements    12,828      18,492
                                                            -------     -------
                                                            $20,753     $29,051
                                                            =======     =======

                           Allied Research Corporation

                               September 30, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 5 - INVENTORIES

    Inventories consist of the following:

                                       September 30, 1996   December 31, 1995

          Raw materials and supplies         $7,068               $6,337
                                             ======               ======


NOTE 6 - NOTES PAYABLE

    At September 30, 1996 and December 31, 1995, secured short-term loans of $823 and $485, respectively, were outstanding. BRI has two $500 three year term loan facilities at 2% over prime with an outstanding balance at September 30, 1996 of $740 for capital improvements and a $1,000 revolving line-of-credit which had an outstanding balance of $425 at September 30, 1996. The line bears interest at the rate of prime plus .5%. The credit facility is secured by BRI's eligible accounts receivable and Allied's guarantee. The former agreement was a $750 revolving line-of-credit agreement which had an outstanding balance of $445 as of December 31, 1995.


NOTE 7 - CREDIT FACILITY

    Mecar is obligated under an amended credit agreement (the Agreement) with a banking pool comprised of foreign banks that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreement provides for certain bank charges and fees, plus an annual fee of approximately 2% of guarantees issued. As of September 30, 1996, guarantees of $17,027 remain outstanding.

    Advances under the credit facility and other guarantees were secured by deposits of $20,753 of which $12,828 is long-term at September 30, 1996 and deposits of $26,247 at December 31, 1995, $18,492 of which is classified as long-term deposit at December 31, 1995. Amounts outstanding were also collateralized by pledges of approximately $27,600 on Mecar's assets, letters of credit and certain funds received under the contracts financed. The Agreement provides for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth, income and loss levels and the payment of bank fees and charges as defined in the Agreement.


NOTE 8 - INCOME TAXES

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

    The Company's provision for income taxes differs from the anticipated combined federal and state statutory rates due to operating losses and earnings from foreign subsidiaries.

                           Allied Research Corporation

                               September 30, 1996

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES  Continued

    The Company's Belgian subsidiaries have unused net operating losses of approximately $18,700 at September 30, 1996, which under Belgian law cannot be carried back but may be carried forward indefinitely, and are subject to annual limitations for 1996.

    As of September 30, 1996, the Company had unused foreign tax credit carryforwards of approximately $700 which expire through 2000.

    Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $16,500 at September 30, 1996 and December 31, 1995. Determination of the amount of unrecognized deferred tax liabilities is not practicable.


NOTE 9 - EARNINGS (LOSS) PER SHARE

    Stock  options   outstanding  have  not  been  included  in  the  per  share computation because there would not be a material effect on earnings (loss) per share.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1996

                             (Thousands of Dollars)

                                   (Unaudited)

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

    Sales

    Revenue for the first nine months of 1996 was $64,078, a 64% increase from the comparable period in 1995, principally due to Mecar's increase in revenue. Mecar revenue was $41,933, up 129% compared to the period ended September 30, 1995. Barnes revenues was $9,058, up 25% compared to the same period in 1995. The VSK Group's revenue for the first nine months of 1996 was $13,085 compared to $13,348 in 1995 (provided, however, the prior year only included I.D.C.S. for the post-May, 1995 period). Limited and Services did not have significant revenue this period or in last year's comparable period.

    Revenue for the quarter ended September 30, 1996 was $17,547, a 6% increase from revenue for the quarter ended September 30, 1995. Mecar recognized revenue of $10,724 for the quarter ended September 30, 1996, a 2% decrease over quarter ended September 30, 1995. Barnes' revenue of $2,659 for the quarter ended September 30, 1996 constituted an 18% decrease over the quarter ended September 30, 1995; the revenue of The VSK Group of $4,163 for the quarter ended September 30, 1996 constituted a 76% increase over the quarter ended September 30, 1995.

    The increase in Mecar's revenue and revenue from The VSK Group during the first nine (9) months of 1996 resulted principally from a higher backlog of orders at the end of calendar year 1995 than at the end of calendar year 1994 and continued new orders in 1996. Similarly, Barnes' improved performance principally resulted from continued execution of the order it received during calendar year 1995 for the benefit of a foreign-based customer.

    Results of Operations

    The Company recognized a profit for the first nine (9) months of 1996 of $1,808, compared with a loss of $4,267 for the first nine (9) months of 1995. The improvement is principally attributable to increased amounts of business at each of the operating units. The $521 profit earned by the Company for the three (3) month period ended September 30, 1996 was slightly in excess of the $215 profit earned by the Company in the third quarter of 1995 due to product mix.

    The results of operations for the third quarter of 1996 were adversely affected by delays experienced by Mecar in receipt of certain raw materials from various vendors. Such supplies have now either been received or management has received assurance of future receipt of such materials such that timely completion of the relevant contracts should not be jeopardized.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

                               September 30, 1996

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

    Results of Operations - Continued

    The foregoing paragraph contains a forward-looking statement concerning the Company's anticipated performance of certain of its contracts. Such forward-looking statement is made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements involve risks and uncertainties that could cause actual events to differ materially from those projected. If the raw materials are not timely delivered, or Mecar encounters other unexpected vendor or manufacturing difficulties, it could experience additional delays in completing its contracts which would result in delays in revenue recognition as well as potential contract-specified financial penalties.

    Backlog

    As of September 30, 1996, the Company's backlog was $103,552 compared with $98,906 at June 30, 1996 and $68,100 at December 31, 1995.

    Mecar's backlog at September 30, 1996 was $78,132 compared with $73,351 as of June 30, 1996.

    Barnes' backlog as of September 30, 1996 was $8,765 compared with $7,763 as of June 30, 1996.

    The backlog of The VSK Group as of September 30, 1996 was $16,665 compared with $17,792 as of June 30, 1996.

    Operating Costs and Expenses

    Cost of sales for the first nine months of 1996 was approximately $48,930 or 76% of sales as compared to $33,741 or 87% for the first nine months of 1995. Cost of sales for the quarter ended September 30, 1996 was $13,206 or 75% of sales compared to 84% of sales for the same period the previous year. The percentage decrease is primarily due to the increased amounts of revenue in 1996 and the product mix.

    Selling and administrative expenses were approximately $9,795 or 15% of revenues for the nine months ended September 30, 1996 as compared to $7,903 or 20% for the nine months ended September 30, 1995. Selling and administrative expenses for the quarter ended September 30, 1996 were $2,672 or 15% of sales compared to 13% of revenue for the same period in the previous year. The percentage increase for the third quarter reflects increased expenditures in business development and marketing activities.

    Research and Development

    Research and development expenses were 2% of sales for the nine month period and 3% of sales for the three month period ended September 30, 1996 as compared with 2% for the corresponding periods in 1995. This increase is due to increased efforts to expand product lines.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

                               September 30, 1996

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

    Operating Results

    Operating income was $4,091 for the first nine months of 1996 (or 6.4% of revenue). This compares with an operating loss of $3,360 for the nine months ended September 30, 1995. During the third quarter of 1996, the Company had operating income of $1,181 (or 6.7% of revenue) compared with operating income of $274 for the quarter ended September 30, 1995. The improved results are primarily attributable to increased amounts of revenue at each of the Company's operating units. In addition, the 1995 results were adversely affected by the shutdown of Mecar's facilities due to the April, 1995 explosion.

    Interest Expense

    Interest expense for the nine months ending September 30, 1996 was approximately the same as for the nine months ended September 30, 1995. Interest expense increased by approximately 19% for the three month period ended September 30, 1996 over the same period in 1995 due to increased levels of borrowing.

    Interest Income

    Interest income decreased for the first nine months of 1996 over the comparable period in 1995 as a result of lower levels of cash. Interest income increased for the three month period ended September 30, 1996 over the same period in 1995 due to increased cash levels.

    Other - Net

    For the nine months ended September 30, 1996, Other - Net represents primarily currency losses, net of currency gains, resulting from foreign currency transactions.

    Liquidity and Capital Resources

    During the first nine months of 1996 and throughout 1995, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. At September 30, 1996, the Company had unrestricted cash (i.e., cash not required by the terms of the bank agreement to collateralize contracts) of approximately $4,704, as compared with approximately $4,564 at June 30, 1996 and $5,185 at December 31, 1995.

    As described in prior filings, Mecar's bank pool facility has been historically guaranteed, in part, by the regional government in Belgium (the "Walloon Region"). The additional financing necessary for the contracts received by Mecar in the second quarter of 1996 was based upon the partial guarantee by the Walloon Region. Representatives of the Walloon Region have advised Mecar that the partial guarantee will not be available to finance additional contracts for the foreseeable future given the improved financial condition of Mecar. Such action will not affect the guarantees currently in place for existing contracts. Further, management believes that future contracts will be financable by the bank pool without benefit of the Walloon Region partial guarantee.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

                               September 30, 1996

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

    Liquidity and Capital Resources - Continued

    One of the four banks comprising the bank pool has advised Mecar that it has established a maximum exposure limit with respect to Mecar which may preclude it from participating in future contract financings. Management has been engaged in active negotiations with other banks seeking the entry of such banks into the bank pool and management believes that one or more additional banks will agree to participate in the bank pool.

    The foregoing paragraphs contain forward-looking statements concerning Mecar's financing. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that all forward-looking statements involve risks and uncertainties that could cause actual events to differ materially from those projected. Changes in the credit philosophies of the relevant banks, changes in the relevant bank representatives or actual or perceived changes in Mecar's financial condition could cause the above-stated forward-looking statements to not come to fruition.

    Accounts receivable at September 30, 1996 increased over December 31, 1995 by $2,843 and cost and accrued earnings on uncompleted contracts increased by $2,295 from 1995 as a result of an increase in production. Inventories and prepaid expenses remained level. Current liabilities increased by $1,105 from December 31, 1995 levels as a result of increased customer deposits and payments on current maturities of long-term debt. At September 30, 1996, Barnes had a line-of-credit balance of $425, compared with $445 as of December 31, 1995.

    Long-term debt (including current maturities thereof) as of September 30, 1996, decreased by approximately $8,502 from December 31, 1995 as a result of a decrease in the term loan provided by certain of Mecar's banks (the
    "Term Loan"). The Term Loan decrease was occasioned by the decrease in the bank pools exposure from the expiration of advance payment guarantees and performance bonds.

    In summary, working capital was approximately $16,103 at September 30, 1996, which is an increase of $2,125 from December 31, 1995.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

                               September 30, 1996

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

PART II.        OTHER INFORMATION

                None.

                           ALLIED RESEARCH CORPORATION


--------------------------------------------------------------------------------

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ALLIED RESEARCH CORPORATION




                                     /s/ J. R. Sculley
                                     -----------------------------
Date:  November 13, 1996             J. R. Sculley
                                     Chairman of the Board,
                                     Chief Executive Officer and
                                     Chief Financial Officer