Form 10-K
period 1996-12-31
ALLIED RESEARCH CORP
filed 1997-03-31
CIK 3952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-K



                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the fiscal year ended                                 Commission file number
    December 31, 1996                                        0-2545
    -----------------                                        ------



                          ALLIED RESEARCH CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended                                 Commission file number
    December 31, 1996                                        0-2545
    -----------------                                        ------

                          ALLIED RESEARCH CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              04-2281015
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

8000 Towers Crescent Drive
Suite 750
Vienna, Virginia                                                   22182
----------------                                                   -----
(Address of principal executive offices)                         (Zip Code)

Allied's telephone number, including area code: (703) 847-5268
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

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

                                                  Yes  X     No
                                                      ---       ---

         Indicate by check mark if disclosure of delinquent filers  pursuant  to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.   X
                                                       ---

         State  the  aggregate   market  value  of  the  voting  stock  held  by
non-affiliates of the registrant as of March 14, 1997:

           Common Stock - Par Value $.10                 $43,839,200

The number of shares of registrant's Common Stock outstanding as of March 14, 1997, was 4,521,838.

Item 1.  Business.

General.

         Allied Research Corporation ("Allied") was incorporated in 1962 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988. Allied's business is primarily conducted through its subsidiaries, MECAR S.A. ("MECAR"), Barnes & Reinecke, Inc. ("BRI"), Allied Research Corporation Limited ("Limited") as well as a group of Belgian corporations acquired by MECAR in 1994 and 1995 lead by VSK Electronics, S.A., Teletechnique Generale, S.A. and IDCS, S.A. (collectively, the "VSK Group"). MECAR is located in Petit-Roeulx-lez-Nivelles, Belgium; BRI is headquartered in Arlington Heights, Illinois and has operations in East Moline, Illinois and Troy, Michigan; Limited is located in the United Kingdom; and the VSK Group operates from several different locations in Belgium.

Description of Business.

Allied.

         Allied provides management and marketing services to its subsidiaries. Allied also provides export licensing and freight forwarding services for its subsidiaries.

MECAR.

         MECAR develops, designs, manufactures and sells ammunition and weapon systems. Substantially all of MECAR's revenues are derived from the sale of ammunition which is used with weapons that are generally considered defensive weapons. From time to time, MECAR provides system integration services pursuant to which it purchases and resells weapon systems and/or ammunition.

         MECAR designs and manufactures a wide variety of shells, grenades and rockets in the artillery, anti-tank and anti-personnel categories. It also produces two classes of weapons for light infantry use. The following are the principal products produced and sold by MECAR:

                  105mm Tank - APFSDS-T M1060 (Armour Piercing Discarding Sabot Fin Stabilized Tracer) Round. For use with 105mm tank guns - US M68, UK L7 and French CN105F1 - this projectile is used to defeat armored targets by means of the kinetic energy (KE) of its monobloc tungsten alloy long rod penetrator. This model of KE round is a product improvement of the current in- service MECAR 105mm TK APFSDS-T M1050. Projectiles consist of a sub-projectile and sabot. The sub-projectile comprises an armour piercing fin stabilized tungsten alloy long rod penetrator, and aluminum windshield and a tracer assembled in the fin assembly. This is contained within a 3 piece aluminum discarding sabot, held in place with a plastic band at the forward end and a plastic obturating band toward the sabot base. The projectile is crimped to the lined cartridge case which is loaded with cool burning, multi-perforated, loose propellant, and is fitted with an electric primer. This round is comparable to the US model M833 APFSDS-T round.

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

                  120mm Mortar Round. This round can be fired in both direct and indirect modes. It has been developed for use in new mortar weapon systems.

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

BRI

         BRI is an engineering and manufacturing firm that specializes in design, prototype fabrication, production, test and inspection documentation for government and industry. The major portion of BRI's business is in military vehicle technology and technical support of combat and support vehicles. BRI's capability includes the design of heavy wheeled and tracked vehicles. Military and commercial technical manuals are prepared, technical data packages are maintained, and logistic support analysis conducted. BRI is the U.S. Army's technical support contractor on the M109 self-propelled 155mm Howitzer family of vehicles, M88 Recovery Vehicle and M551 Sheridan Light Tank.

         BRI's technical publications department provides hard copy and electronic format documents and manuals for the presentation and support of products. This includes both commercial and government department of defense customers.

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

Market and Customers.

         Allied derives the principal portion of its revenues from direct and indirect sales to foreign governments, U.S. Government agencies and prime contractors, primarily on fixed price contracts. The addition of the VSK Group adds a non-military component to company-wide operations. During 1996, 1995 and 1994, two agencies of a foreign government and another foreign government accounted for approximately 10%, 42% and 19% in 1996, 12%, 31% and 27% in 1995 and 5%, 60% and 14% in 1994, of Allied's revenues. During 1996 and 1995, Allied derived approximately 11% and 17%, respectively, of its annual revenue from U.S. Government agencies and contractors. The VSK Group accounted for approximately 17% and 28% of Allied's 1996 and 1995 revenues, respectively.

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

         BRI's engineering and technical services are sold directly or indirectly to the United States Department of Defense, foreign governments and certain civilian customers. BRI has a number of ongoing design and engineering assignments with U.S. military agencies, however, BRI has no continuing contract with any customer to provide products or services. The size of the orders vary and completion time ranges from several months to a few days. U.S. Government contracts are subject to termination at the convenience of the U.S. Government or for default.

         The VSK Group derives substantially all of its revenue from sales and services to private industry such as banks, hospitals, commercial businesses, office buildings, etc. The VSK Group also sells its systems to other independent distributors and resellers. The customers of the VSK Group are located in Belgium and in neighboring countries. While most of the orders received by the VSK Group are for work which can be completed within one year, it has received multi-year orders for its products and services. sells its products principally in European markets.

Marketing.

         Most of the marketing activities of MECAR are handled by MECAR's staff of sales engineers and executive staff. In addition, MECAR advertises in trade journals and participates in trade shows. MECAR is also represented by marketing representatives in different markets. MECAR obtains orders from the agencies of a foreign government which constitute its principal customers through an independent marketing representative.

         BRI's marketing activities are conducted by its executive and marketing staff. In addition, BRI participates in various trade shows and advertises in trade journals.

         The marketing activities of the VSK Group are handled principally by its staff of sales personnel. Marketing activities outside of Belgium are conducted by independent distributors. In addition, the VSK Group advertises in trade journals and participates in trade shows.

Research and Development.

         The development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 1996, 1995 and 1994, MECAR expended $857,434, $1,039,631 and $940,133, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems.

         BRI conducts research and development under contract to both government and commercial clients. Generally, full-size prototypes are supplied where the research and development requirement calls for a working model or unit.

         The business of the VSK Group requires continuous investment in research and development to update and enhance the security systems. The VSK Group employs a staff of design engineers specialized in the field of both electronic hardware and software. During 1996 and 1995, the VSK Group expended $888,885 and $954,363, respectively, on research and development. Prior to 1995 the VSK Group did not separately account for its research and development costs.

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

         For its manufacturing and assembly operations, BRI is dependent on suppliers of materials and parts, some of which are customer-directed sole source procurement. BRI has found such supplies and materials to be generally available.

         The VSK Group relies upon a number of selected subcontractors to supply the requisite electronic hardware for its security systems. To date, the VSK Group has found such subcontract materials to be readily available. Assembly of the central control panels (including all computer software) is performed internally by employees of the VSK Group.

Backlog.

         As of December 31, 1996 and December 31, 1995, Allied had backlog orders believed to be firm, after giving effect to the percentage of completion method of accounting, of approximately $79.6 million and $68.1 million, respectively. The backlog of orders as of December 31, 1996 are expected to be substantially filled in 1997 and the first half of 1998.

Competition.

         The munitions business is highly competitive. MECAR has a number of competitors throughout the world, including the United

States. Many of its competitors are substantially larger companies with greater capital resources and experience. Many of its competitors have existing relationships with governments and countries in which MECAR markets its products. For example, many countries will only acquire ammunition and other military items from vendors located in said countries. In many other countries, it is important to have an independent marketing representatives. Competition is mainly based upon accessibility of potential markets, technical expertise, quality, capabilities of the product and price.

         BRI is in a very competitive business and many of its competitors are larger companies with greater capital resources. As defense spending continues to decline and the defense industry consolidates, the level of competition will likely increase. A large portion of BRI's business is obtained through the competitive bidding process.

         The nature of the competition encountered by the VSK Group depends upon the segment of the security systems business. In the development and manufacturing area, there are a number of larger competitors, many with greater financial resources than the VSK Group. In the installation and services area, the VSK Group competes with a number of smaller, local competitors.

Personnel.

         As of March 14, 1997, Allied, MECAR, BRI and the VSK Group had 487 permanent employees as follows:

         ALLIED

         Salaried employees                                              5
         Part-time employees                                             1

         MECAR

         Technical and salaried employees                               52
         Hourly workers                                                207
         Technical consultants                                           2

         BRI

         Salaried employees                                             65
         Hourly employees                                               36

         VSK Group

         Technical salaried employees                                   79
         Hourly workers                                                 40

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

Principal Customers.

         MECAR has historically received a large percentage of its revenue from two (2) agencies of a foreign government. In 1991, 1992 and 1993, MECAR and in 1991 and 1992, Limited had contract revenue from these agencies in amounts in excess of those historically received. Contract awards from these agencies from 1992 through 1994 were substantially reduced. Contract awards rebounded in 1995 and 1996, although below the levels received in the 1991-1993 timeframe.

Item 2.  Properties.

         Allied's principal executive offices are located in Vienna, Virginia, where it leases approximately 4,300 square feet of office space. The lease expires in September, 2000.

         MECAR's principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which was occupied by MECAR in 1989. The manufacturing area consists of approximately 112,000 square feet and the administration facilities consist of approximately 28,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is also maintained on this property. MECAR also owns a 500 acre test range in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was acquired in 1985.

         Throughout 1996, MECAR operated at an average of 85% of productive capacity of its facility, assuming the operation of 3 shifts. MECAR is currently operating at full productive capacity including use of some temporary personnel.

         Capital expenditure programs for equipment planned in 1997 will require funding of approximately $2.6 million.

         BRI operates from an office and manufacturing building in Arlington Heights, Illinois. BRI has leased approximately 57,500 square feet of office, engineering and manufacturing space through

July 31, 1999. Assuming one full shift is maximum capacity, BRI is currently operating at approximately 90% of the productive capacity of its Arlington Heights facility.

         BRI also operates from leased facilities located in Troy, Michigan and East Moline, Illinois. The Troy operations are conducted from a leased facility consisting of approximately 17,500 square feet of office and engineering space. The Troy lease expires on January 31, 2000. The East Moline facility contains 1,200 square feet of office and engineering space and is leased on a month to month basis. Both facilities are used as bases to service Department of Defense customers in the vicinity. BRI is currently operating at approximately 90% of the productive capacities of each of its Troy and East Moline facilities.

         The VSK Group operates from owned facilities containing approximately 49,400 square feet. Such facilities are currently operating at approximately 80% of productive capacity.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to Allied's business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders of Allied during the fourth quarter of 1996.

                                    PART II

Item 5.  Market for Stock and Related Security Holder Matters.

Market Information.

         Allied's Common Stock has been listed for trading on the American Stock Exchange ("AMEX") since September 15, 1992. Its AMEX trading symbol is ALR. Its media listing is under the symbol Allied Rsrch. The table below shows the high and low sales prices of Allied's Common Stock during 1996 and 1995 (as reported by AMEX):

         1996                    High            Low
         ----                    ----            ---

         1st Quarter            $5-3/8          $3-1/2
         2nd Quarter             7-1/2           3-1/2
         3rd Quarter             6-1/4           4-1/2
         4th Quarter             6-1/2           4-7/8

         1995                    High            Low
         ----                    ----            ---

         1st Quarter            $5              $3-1/4
         2nd Quarter             4-1/4           2-9/16
         3rd Quarter             4-5/8           3-5/8
         4th Quarter             4-3/8           3-1/8

Stockholders.

         There were approximately 1,644 holders of record of the Common Stock of Allied as of March 14, 1997.

Dividends.

         Allied paid a 5% stock dividend on November 6, 1992 to holders of record of its Common Stock on October 15, 1992. Cash was paid in lieu of the issuance of fractional shares. There have been no dividends declared or paid by Allied in 1993-1996. The banking agreements of MECAR restrict the ability of such subsidiary to transfer funds to Allied as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Selected Financial Data.

         The following selected financial data relates to Allied's consolidated financial position and results of operations for 1996, 1995, 1994, 1993 and 1992:

                                   1996         1995         1994         1993          1992
                                   ----         ----         ----         ----          ----
                                             (000's omitted except per share amounts)

Revenues                         $103,660      $65,769      $69,847      $147,097     $217,334

Net earnings (loss)                 4,805       (2,013)     (10,941)        7,995       18,040

Per Share:
Net earnings (loss)                  1.08         (.46)       (2.49)         1.73         3.99

Total assets                       91,948       94,253      107,386       163,591      116,236

Long-term debt
obligations and
redeemable preferred
stock                               7,443       28,435       14,108        19,218        6,462

Cash dividends
declared per
common share                            -            -            -             -            -


NOTE: During 1993, Allied changed its method of accounting for income taxes as a result of the adoption of FASB 109. This change did not have a significant effect on the comparability of the above selected financial data. See Notes A and P to the accompanying financial statements for Allied.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

                  Allied provides management services to its subsidiaries. Allied's consolidated statements have eliminated intercompany transactions. The following discussion refers to the financial condition, liquidity and results of operations of Allied on a consolidated basis unless otherwise stated. All dollars are in millions except per share amounts.

                  Allied earned a net profit of $4.81 ($1.08 per share) for 1996 compared with a net loss of $2.01 ($.46 per share) for 1995 and a net loss of $10.94 ($2.49 per share) for 1994. In 1996, each of Allied's operating subsidiaries earned a profit.

Trends In Operations

                  Allied's results from operations continue to be uneven as a result of the volatility of the overseas military business of MECAR. The substantial orders received by MECAR in 1995 and throughout 1996 resulted in profitable operations beginning in the second half of 1995 and continuing throughout 1996. Consistent with historical patterns, these orders were primarily from two agencies of a foreign government. In order to continue profitable operations, MECAR must continue to obtain similar or larger orders on a timely basis.

                  Management continues to broaden its revenue base in several respects. In 1996, MECAR obtained approximately $17 in new orders from non-traditional customers (as opposed to approximately $71 from its traditional customer base). Management believes that MECAR's expanded marketing efforts should continue to produce future orders from non-traditional customers. In addition, in 1996, the VSK Group contributed approximately $17.9 in revenues and $0.8 in profits. Accordingly, revenues from the commercial security services business contributed approximately 17% of Allied revenues in 1996. Notwithstanding these efforts, Allied's results continue to be principally driven by the results of MECAR and more specifically by the business generated from MECAR's traditional customer base.

                  Allied commenced 1997 with a backlog of approximately $79.6 compared with a backlog at the beginning of 1996 of $68.1. MECAR began 1997 with a backlog of approximately $49.4. In the first quarter of 1997, it also received an $84 contract from its principal customer. VSK began 1997 with a backlog of approximately $14.5 compared with a 1996 beginning backlog of approximately $21.1. BRI's beginning backlog in 1997 was $15.6 compared with a 1996 beginning backlog of $12.4. Approximately $8.9 of BRI's 1997 backlog is based on a contract to manufacture and deliver a dynamometer for a foreign country which is scheduled for delivery in mid to late 1999. BRI is negotiating for the additional financing required for this contract.

                  In recent years, the award of additional U.S. government business to BRI has become less predictable in both amount and timing; in turn, BRI has received a substantial portion of its revenues from relatively large contracts for the benefit of foreign governments. It is anticipated that BRI's future prospects will continue to be dependent on receipt of such contracts from or for the benefit of international customers.

Trends In Liquidity And Capital Resources

                  The substantial losses incurred in 1994 caused a decline in liquidity which decline continued in 1995. Allied's liquidity improved in 1996 as a result of the profitable operations experienced in the last of half of 1995 and throughout 1996. No liquidity problems are forecast for 1997 in view of Allied's existing backlog, particularly the backlog accumulated at MECAR. In the longer term, Allied's liquidity will continue to depend upon its ability to obtain substantial orders from it's traditional customer base and the success of the above-described efforts to broaden its revenue base.

Liquidity.

                  Allied's liquidity increased in 1996, principally as a result of profitable operations at each operating unit. Working capital was approximately $18.1 at December 31, 1996, which is an increase of $4.1 from the December 31, 1995 level. Allied's current working capital is required for operations and to support credit facility agreements.

                  Accounts receivable at December 31, 1996 decreased from December 31, 1995 by $9.2 due to substantial collections of receivables in December, 1996. Costs and accrued earnings on uncompleted contracts increased by $8.4 from 1995 as a result of greater levels of work in process at 1996 year-end. Inventory increased by $0.8 over 1995, generally as a result of longer production times. Prepaid expenses and deposits increased $2.8 due to an increase in new orders. Current liabilities increased by $15.8 from 1995 levels inasmuch as the Term Loan (as herein defined) matures in 1997.

                  During 1996, 1995 and 1994, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts.

                  Allied and its subsidiaries continued their cost cutting initiatives in 1996. Allied reduced its general and administrative expenditures by approximately 1% on a significantly increased revenue base in 1996.

                  Except for a modest line of credit to support the operations of MECAR and BRI, neither Allied nor any of its subsidiaries has a line of credit or other bank facility to provide liquidity. Accordingly, Allied's ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from operations. Given the relative size of the operations of its subsidiaries, Allied's continued ability to generate sufficient cash flow is currently dependent principally upon MECAR's and VSK's operations.

                  MECAR typically obtains relatively large orders for its ammunition and weapon systems which require a credit facility to provide import letters of credit, advance payment guarantees and performance bonds. These needs have been met in the last few years via an agreement with a four (4) member foreign bank pool (the "Bank Agreement"), supplemented by a term loan supplied by some of the bank pool participants (the "Term Loan") and a partial guarantee by the regional government in Belgium (the "Walloon Region"). The Term Loan (which was $11.4 at December 31, 1996) was provided solely to support the Walloon Region guarantee. Given MECAR's improved financial performance, the Walloon Region did not extend its guarantee to the credit accommodations required to support the $84 contract recently awarded to MECAR. It is currently anticipated that the Term Loan will be repaid during 1997 and the Walloon Region guarantee will be released. MECAR's obligations under the Bank Agreement are also supported by a $3 guarantee provided by Allied.

                  The credit facility was recently amended to finance the substantial order received by MECAR from its principal customers, discussed above. The credit facility is now being provided by a five (5) member foreign bank pool. As has been the case in recent years, the bank agreement must be further amended to provide appropriate financing for new orders as they are received by MECAR. While management believes that it will be able to finance additional MECAR contracts using the bank pool structure, there can be no assurance that such financing will be provided.

                  The Bank Agreement and other loan agreements continue to impose certain restrictions on MECAR. MECAR's obligations were collateralized at December 31, 1996 by base cash deposits of $20.1 and a pledge on MECAR's assets of $31. As a result, $20.1 of the cash balance reflected on the December 31, 1996 balance sheet is not available for general corporate use. The Bank Agreement further precludes MECAR from making payments to any company in the Allied group in excess of $2 per year.

                  MECAR has a mortgage loan with a foreign bank which had an outstanding balance of approximately $5.1 at December 31, 1996. Principal and interest payments on the mortgage loan extend through January, 2004.

                  BRI operated throughout 1996 from cash generated from operations supplemented by a credit facility. The credit facility consisted of
(i) a $.750 line of credit and (ii) two (2) term loans aggregating $.661 at December 31, 1996 (repayable in monthly installments through October, 1998) to finance capital expenditures and obligations. In January, 1997, the line of credit was increased to $1.25. The line of credit expires in June, 1997 and is renewable at the discretion of the bank on an annual basis thereafter. At December 31, 1996, the line of credit had an outstanding balance of $.250. Allied has guaran-teed BRI's obligations under the above-described term loans and line of credit. BRI is in the process of securing additional financing necessary to perform under it's $8.9 dynamometer contract. While management believes that it will be able to secure such financing, there can be no assurance that such financing will be provided.

                  VSK operated throughout 1995 primarily from cash generated from operations. VSK is obligated on several mortgages with December 31, 1996 balances aggregating $1.2.

                  In May, 1995, the VSK Group acquired all of the outstanding stock of IDCS, S.A. for a purchase price of $2.97. The purchase price was funded by a combination of bank and seller financings and thus did not adversely affect Allied's cash flow.

Capital Resources.

                  Allied  spent $1.07 in 1996 on capital  equipment  as compared with $2.92 in 1995 and $3.62 in 1994, respectively. The expenditures in 1996 were primarily for facility upgrades and computer equipment. Management currently anticipates that it will spend approximately $2.6 on capital expenditures in 1997, principally for additional upgrades to the MECAR facilities.

Results of Operations.

                  Allied had revenues of $103.7 in 1996 as compared to $65.8 in 1995 and $69.8 in 1994, respectively. Allied earned a profit of $4.81 in 1996 compared to losses of $2.01 in 1995 and $10.94 in 1994, respectively.

                  The following table sets forth, for the years ended December 31, 1996, 1995 and 1994, certain items from Allied's consolidated statements of operations expressed as a percentage of revenue:

                                            1996          1995          1994
                                            ----          ----          ----

Revenue                                     100%         100.0         100.0%

Costs and Expenses
  Cost of sales                             75.9           75.9          91.6
  Selling and administrative                15.1           24.0          22.4
  Research and development                   1.7            3.2           1.8
  Restructuring charge                      ----           ----            .5

           Operating income (loss)           7.3           (3.1)        (16.3)

Other income (deductions)
  Interest income                            1.9            2.7           5.1
  Interest expense                          (3.3)          (4.6)         (5.4)
  Other - net                               (0.4)           3.0           1.9

                                            1996          1995          1994
                                            ----          ----          ----

           Earnings (loss) before
           income taxes                      5.5           (2.0)        (14.7)

Income taxes                                 0.9            1.1           1.0

           Net earnings (loss)               4.6           (3.1)        (15.7)

Revenues

                  Revenues for 1996 increased $37.9 or 57.6% as compared to 1995. Revenues at MECAR increased by approximately 105% over the prior year due to the increased amount of orders received in the latter portion of 1995 and throughout 1996. In 1996, revenues at the VSK Group decreased approximately 2% under 1995 levels primarily due to currency fluctuations. Revenues at BRI increased 2.5% from 1995 levels. Revenues at Limited were generated largely from interest earned on inter-company loans made to MECAR, which revenues were eliminated in consolidation. In 1996, Limited's intercompany loans to MECAR were eliminated by conversion thereof to MECAR capital. Accordingly, Limited should have minimal revenues in 1997 and going forward.

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

Cost of Sales

                  Cost of sales as a percentage of sales for 1996 and 1995 were each approximately 76%.

                  Cost of sales as a percentage of sales for 1995 decreased 15.7% over 1994 due to the product mix manufactured, the high costs incurred in 1994 due to delays and loss provisions no longer required on a terminated contract.

Selling and Administrative Expenses

                  Selling and general administrative expenses in 1996 were slightly less than those incurred in 1995.

                  Selling and general administrative expenses in 1995 increased from 1994 levels due to a full year of operations at the VSK Group, and eight
(8) months of operations at IDCS which were offset by cost containment measures implemented company-wide. Further, the VSK Group incurred approximately $0.8 expenses in 1995 due to a failed attempt to establish an operation in France.

Research and Development

                  Research and development costs decreased by $0.34, or 16% under 1995 levels due to lower expenditures at MECAR.

                  Research and development costs increased in 1995 over 1994 levels due to additional efforts by MECAR in broadening its product lines and VSK's accounting for research and development costs beginning in 1995.

Interest Income

                  Interest income increased in 1996 by $0.15, or 8.6% over 1995 levels principally due to improved cash flow and corresponding levels of cash.

                  Interest income decreased in 1995 from 1994 due to the utilization of cash for unprofitable operations and reduced cash deposits associated with the Term Loan agreement.

Interest Expense

                  Interest expense increased in 1996 by $0.42, or 13.7% over the amount incurred in 1995 as a result of an increase in the Term Loan and a change in reporting of bank charges.

                  Interest expense decreased in 1995 from 1994 as a result of a decrease in outstanding debt and credit facilities fees.

Other - Net

                  Allied had a loss of $0.38 in 1996, largely due to net currency losses.

                  Allied had a gain in 1995 of $2.0 from other sources, principally consisting of net currency gains occasioned by the weakened U.S. dollar.

Income Taxes

                  The 1996 effective tax rate was 15.6% primarily due to the utilization of tax loss carryforwards.

                  The 1995 effective tax rate was 58.6% primarily due to the losses incurred at MECAR (which can only be carried forward) and foreign tax rate differentials in the U.S.

Net Earnings (Loss)

                  The Company had a $4.81 profit in 1996 compared with a $2.01 loss in 1995. All operating units earned a profit in 1996.

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

                                    PART III

Item 10.  Directors and Executive Officers of Allied.

Directors.

         The following are the directors of Allied:

         J. R. Sculley, age 56, became a director of Allied in 1991. He has served as president and chief operating officer of Allied since April, 1992, and was named chairman of the board and chief executive officer in December, 1992. He is also a director of MECAR, BRI and Limited. Between 1989 and April, 1992, Mr. Sculley was Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, and, prior thereto, was Assistant Secretary of the Army (Research, Development and Acquisition).

         Clifford C. Christ, age 49, became a director of Allied in 1993. He has been the president and chief executive officer of NavCom Defense Electronics, Inc., a defense electronics company, since 1988.

         Earl P. Smith, age 58, became a director of Allied in 1993. Mr. Smith has been a principal of Earl Smith & Associates, a defense consulting firm, since 1990. During 1990 he was vice president-commercial operations of Management Services Corporation, a subsidiary of Lear Siegler Corp., and from 1986 to 1990 he was vice president - marketing and contracts of Management Services Corporation.

         Robert W. Hebel, age 73, became a director of Allied in early 1996. Throughout the last five years, Mr. Hebel has been a private investor.

         Harry H. Warner, age 61, became a director of Allied in early 1996. Throughout the last five years, Mr. Warner has been a self-employed financial consultant, investor and real estate developer. He is also a director of Chesapeake Corporation, Pulaski Furniture Corporation and American Filtrona Corporation.

Executive Officers.

         The following are the executive officers of Allied:

         J. R. Sculley, age 56, was elected chairman of the board and chief executive officer of Allied in December, 1992, and has served as Allied's president and chief operating officer since April, 1992. He served as Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, from 1989 to April, 1992, and previously was Assistant Secretary of the Army (Research, Development and Acquisition). Mr. Sculley also serves as a director of MECAR, BRI and Limited.

         W. Glenn Yarborough, Jr., age 56, was elected vice president of Allied in January, 1995. Since February, 1993, Mr. Yarborough has served as vice president of Services. Previously, he served as director of business development of Grumman Corpora- tion, a defense company. Mr. Yarborough also serves as a direc- tor of BRI and the VSK Group.

Item 11.  Executive Compensation

Compensation of Directors and Executive Officers

                  The following table sets forth information concerning all compensation paid for services rendered in all capacities to Allied and its subsidiaries during the years ended December 31, 1996, 1995 and 1994, by the chief executive officer of Allied and by other executive officers of Allied whose total annual salary and bonus exceeds $100,000:

                                           SUMMARY COMPENSATION TABLE

                                                              Long Term Compensation
                                                              ----------------------
                         Annual Compensation                   Awards          Payouts
                   -------------------------------       ----------------------------------
                                              Other                                             All
Name                                          Annual       Restricted   Securities              Other
and                                           Compen-      Stock        Underlying    LTIP      Compen-
Principal                                     sation       Award(s)     Options/      Payouts   sation
Position    Year   Salary($)   Bonus($)(1)    ($)(2)       ($)          SARs (#)      ($)       ($)
---------   ----   ---------   -----------    --------     ----------   ----------    -------   -------
J. R.       1996   $245,000    $100,000                                   15,000
Sculley,    1995   $235,000
Chief       1994   $235,000    $103,125       $ 82,763                    56,000
Executive
Officer

W. Glenn    1996   $168,000    $ 90,000                                   27,600
Yarborough, 1995   $144,500
Jr., Vice   1994   $130,000    $ 26,250                                   14,000
President


---------------

(1) Pursuant to Board of Directors' authorization in December, 1996, Messrs. Sculley and Yarborough were awarded bonuses of $100,000 and $90,000 for 1996 performance payable in 1997 in stock and/or cash. In March, 1997, Mr. Sculley was awarded 5,548 shares of stock and a cash bonus of $44,420 and Mr. Yarborough was awarded 9,000 shares of Company stock. These shares had a market value of $10.00 per share on the date of grant. In 1994, Mr. Sculley was granted 25,000 shares of Company stock which had a market value of $4.125 per share on the date of grant and Mr. Yarborough was granted 6,000 shares of Company stock which had a market value of $4.375 per share on the date of grant.

(2) In 1994, Mr. Sculley was paid $82,763 in payment of federal and state taxes paid as a result of the 1994 stock award.

                     Option/SAR Grants in Last Fiscal Year

                                    Individual Grants                                                  Grant Date Value
                                    -----------------                                                  ----------------

                            Number of
                            Securities         % of Total
                            Underlying         Options/SARs
                            Options/           Granted to           Exercise or                           Grant Date
                            SARs               Employees in         Base Price         Expiration        Present Value
Name                        Granted (#)        Fiscal Year            ($/Sh)           Date                  ($)(2)
----                        -----------        -----------            ------           ----              -------------
J. R. Sculley                  15,000           24.75%               $5.125            10/24/99              32,700

W. G. Yarborough, Jr.          12,600(1)        20.79%               $3.75             3/19/06               20,664

W. G. Yarborough, Jr.          15,000           24.75%               $5.125            10/24/99              32,700


------------------

(1) Options are exercisable 33 1/3% in March, 1997; 66 2/3% in March, 1998; and 100% in March, 1999.

(2) The Company used a modified Black-Scholes model of option valuation to determine grant date present value. The Company does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Value

                                                                                         Number of
                                                                                         Securities               Value of
                                                                                         Underlying               Unexercised
                                                                                         Unexercised              In-the-Money
                                                                                         Options/SARS at          Options/SARs at
                                                                                         FY-End (#)               FY-End ($)(1)

                                   Shares Acquired              Value                    Exercisable/             Exercisable/
Name                               on Exercise (#)              Realized ($)             Unexercisable            Unexercisable
----                               ---------------              ------------             -------------            -------------
J.R. Sculley                             0                          0                    26,200/44,800            $15,000/$0

W. Glenn Yarborough, Jr.                 0                          0                    22,000/19,600            $15,000/$29,925


---------------------
(1) Based on the closing price of the Company's stock of $6.125 on December 31, 1996

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

Options for 15,000 shares each were granted under the Directors Option Plan in 1996 to Messrs. Scott, Christ, Smith, Hebel and Warner.


Employment Contracts and Change-In-Control Arrangements

         J. R. Sculley and Allied have entered into an Employment Agreement (the "Sculley Agreement") which extends through March 31, 1998, and is automatically renewable from year to year thereafter unless either Allied or Mr. Sculley gives the other timely notice of its or his intent not to renew. In consideration for his services as an officer of Allied and as a director of Allied and each of its subsidiaries, Mr. Sculley is entitled to receive an aggregate sum of not less than $245,000 per calendar year. The Sculley Agreement further provides that upon the death or disability of Mr. Sculley, the Company will make installment payments to or for the benefit of Mr. Sculley in an amount not to exceed $250,000.

         W. Glenn Yarborough, Jr. and Allied have entered into an Employment Agreement (the "Yarborough Agreement") which extends through July, 1997, and is automatically renewable from year to year thereafter unless either Allied or Mr. Yarborough gives the other timely notice of its or his intent not to renew. In consideration for his services as an officer of Allied and as a director of certain of its subsidiaries, Mr. Yarborough is entitled to receive an aggregate sum of not less than $168,000 per year. The Yarborough Agreement further provides that in the event Mr. Yarborough ceases to serve in any capacity as an officer of the Company as a result of a voluntary or involuntary termination within a period of twelve (12) months following a change in control, Mr. Yarborough shall be entitled to a lump sum payment equal to the aggregate amount of compensation payable to Mr. Yarborough throughout the remaining term of the Yarborough Agreement.

         In June, 1991, the Board of Directors of Allied adopted the Preferred Share Purchase Rights Agreement (the "Agreement"). The Agreement provides each stockholder of record on a dividend distribution of one "right" for each outstanding share of Allied's common stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquiror has purchased or has the right to acquire 10% or more of Allied's common stock, or
(2) the commencement of a tender offer which would result in an offeror beneficially owning 30% or more of the outstanding common stock of Allied. All rights held by an acquiror or offeror expire on the announced acquisition date, and all rights expire at the close of business on June 20, 2001. Each right entitles a stockholder to acquire at a stated purchase price, 1/100 of a share of Allied's preferred stock which carries voting and dividend rights similar to one share of its common stock. Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of Allied's common stock (or in certain circumstances, cash, property or other securities of Allied) at a price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder may elect to acquire one-half of the common stock available under the second option. The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement. At the discretion of a majority of the Board and within a specified time period, Allied may redeem all of the rights at a price of $.01 per right. The Board may also amend any provisions of the Agreement prior to exercise.

Compensation Committee Interlocks and Insider Participation

         The Compensation Committee of Allied during the fiscal year ended December 31, 1996 consisted of Messrs. Charles T. Scott, Robert W. Hebel and Earl P. Smith. Upon the retirement from the Board of Directors of Mr. Scott, Mr. Harry H. Warner was elected to the Compensation Committee. None of such individuals has served as an officer or employee of Allied nor is there any other relationship between any member of the Compensation Committee and Allied which is required to be disclosed under applicable regulations.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

                  The following information is furnished as of March 14, 1997, with respect to any person who is known to Allied to be the beneficial owner of more than five percent (5%) of its Common Stock:

                                      Amount and
Title                                 nature of
of          Name and address of       beneficial            Percent of
class       beneficial owner          ownership             class(1)
-----       -------------------       ----------            ----------

Common      Fidelity Low-Priced       442,610               9.3%
            Stock Fund/Fidelity       Owned directly
            Management & Research
            Company
            82 Devonshire Street
            Boston, MA  02109

Common      Dimensional Fund          269,40                5.7%
            Advisors, Inc.            Owned directly(2)
            1299 Ocean Avenue
            11th Floor
            Santa Monica, CA  90401

--------------------------
(1.) Based upon 4,521,838 shares of common stock outstanding plus 229,100 shares which may be acquired within 60 days pursuant to outstanding stock options.

(2.) Dimensional Fund Advisors, Inc. ("Dimensional"), a regis- tered investment advisor, is deemed to have beneficial ownership of 269,400 shares, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Grust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors, Inc. serves as investment manager. Dimensional disclaims beneficial owner-ship of all such shares.

                  The following information is furnished as of March 14, 1997, with respect to the beneficial ownership by management of Allied's Common Stock:

                                      Amount and
Title                                 nature of
of      Name of                       beneficial             Percent of
class   beneficial owner              ownership(1)           class(2)
-----   ----------------              ------------           ----------

Common  Harry H. Warner                17,000                    *
                                      Owned
                                      directly

Common  Earl P. Smith                  17,110                    *
                                      Owned
                                      directly

Common  Clifford C. Christ             24,000                    *
                                      Owned
                                      directly

Common  Robert W. Hebel                16,000                    *
                                      Owned
                                      directly

Common  J. R. Sculley                 111,504                   2.3%
                                      Owned
                                      directly

Common  W. Glenn Yarborough, Jr.       52,904                   1.1%
                                      Owned
                                      directly

Common  All executive officers        238,518                   5.0%
        and directors as a            Owned
            group (6)                 directly


*Less than 1%
-------------------------
(1.) Includes 15,000 shares which may be acquired by each of Messrs. Smith, Christ and Hebel, 18,200 shares which may be acquired by Mr. Yarborough and 37,400 shares which may be acquired by Mr. Sculley within 60 days pursuant to outstanding stock options.

(2.) Based upon 4,521,838 shares of common stock outstanding plus 229,100 shares which may be acquired within 60 days pursuant to outstanding stock options.

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

(a)(1)            Financial Statements:

                  Report of Independent Certified Public                    F-3
                  Accountants

                  Consolidated Balance Sheets at December 31,               F-4
                  1996 and 1995

                  Consolidated Statements of Operations for                 F-6
                  the three years ended December 31, 1996

                  Consolidated Statements of Stockholders'                  F-7
                  Equity for the three years ended
                  December 31, 1996

                  Consolidated Statements of Cash Flows                     F-8
                  for the three years ended December 31, 1996

                  Notes to Consolidated Financial Statements                F-10

(a)(2)            Financial Statement Schedules:


                  The following  financial  statement  schedules are included in
Part IV of this report:

                  (a)(2)(a) As of December 31, 1996 and 1995 and for the three years ended December 31, 1996:

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

                             (a)      Amendment to Amended and Restated
                                      By-Laws adopted by the Board of
                                      Directors in September, 1996

                     Exhibit 10 -

                                  (a)      Executive Employment Agreement
                                           between Allied Research Corporation
                                           and J. R. Sculley (Incorporated by
                                           reference from Form 8-K filed in
                                           April, 1992)

                                  (b)      Executive Employment Agreement
                                           between Allied Research Corporation
                                           and W. Glenn Yarborough, Jr. (In-
                                  corporated by reference from Form
                                  10-K filed in March, 1995.)

                     Exhibit 11 - Computation of
                                  Earnings Per
                                  Common and Common
                                  Equivalent Shares

                     Exhibit 21 - List of Subsidiaries


                     Exhibit 23 - Consent of Independent Certified
                                  Public Accountants

(b)               Reports on Form 8-K:

                           No reports on Form 8-K were filed during the
fourth quarter of 1996.

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549





                       FINANCIAL STATEMENTS AND SCHEDULES

                               December 31, 1996





                               FORMING A PART OF
                           ANNUAL REPORT PURSUANT TO
                      THE SECURITIES EXCHANGE ACT OF 1934




                                   FORM 10-K
                                       OF
                          Allied Research Corporation

                          Allied Research Corporation


                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------

                                                                                    Page
Report of Independent Certified Public Accountants                                   F -3

Consolidated Balance Sheets at December 31, 1996 and 1995                            F -4

Consolidated Statements of Operations for the three years ended December 31, 1996    F -6

Consolidated Statements of Stockholders' Equity for the three years
    ended December 31, 1996                                                          F -7

Consolidated Statements of Cash Flows for the three years ended December 31, 1996    F -8

Notes to Consolidated Financial Statements                                           F -10

Schedules as of and for the three years ended December 31, 1996

            Schedule I - Condensed Financial Information of Registrant               F -31

            Schedule II -Valuation and Qualifying Accounts                           F -34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




Board of Directors
Allied Research Corporation

We have audited the accompanying consolidated balance sheets of Allied Research Corporation and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Research Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

We have also audited the consolidated financial statement schedules listed on the accompanying index at Item 14(a)(2). In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


Grant Thornton LLP

Baltimore, Maryland
March 10, 1997

                          Allied Research Corporation

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

--------------------------------------------------------------------------------

                                     ASSETS
                                                              1996             1995
                                                           -----------      -----------
CURRENT ASSETS
   Cash and equivalents, including restricted cash
      (notes A, C and F)                                   $32,859,478      $15,744,145
   Accounts receivable (notes A, D and F)                   11,889,785       21,090,945
   Costs and accrued earnings on
      uncompleted contracts (note A)                        14,694,117        6,311,705
   Inventories (notes A and F)                               7,171,007        6,336,821
   Prepaid expenses and deposits                             3,879,723        1,112,711
                                                            ----------       ----------

           Total current assets                             70,494,111       50,596,327


PROPERTY, PLANT AND EQUIPMENT - AT COST
   (notes A and H)
      Buildings and improvements                            13,316,505       14,247,986
      Machinery and equipment                               33,030,014       35,189,034
                                                            ----------       ----------
                                                            46,346,519       49,437,020
      Less accumulated depreciation                         33,106,026       33,330,357
                                                            ----------       ----------
                                                            13,240,493       16,106,663
      Land                                                   1,411,659        1,544,737
                                                            ----------       ----------
                                                            14,652,152       17,651,400

OTHER ASSETS
   Deposits - restricted cash (notes C, F and H)                     -       18,492,000
   Intangibles, less accumulated amortization of
      $1,688,122 and $1,751,020 in 1996 and 1995,
      respectively (notes A and B)                           6,123,992        7,085,401
   Other                                                       677,906          428,145
                                                            ----------       ----------
                                                             6,801,898       26,005,546
                                                            ----------       ----------

                                                           $91,948,160      $94,253,273
                                                            ==========       ==========

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                                  December 31,

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              1996               1995
                                                           -----------      -------------
CURRENT LIABILITIES
   Notes payable (note E)                                  $  3,317,438     $     485,330
   Current maturities of long-term debt                      14,099,171         2,786,383
   Accounts and trade notes payable                          18,571,110        17,786,258
   Accrued liabilities                                        4,311,407         4,857,776
   Accrued losses on contracts (note G)                         390,125           431,215
   Customer deposits                                         10,934,488         9,900,120
   Income taxes                                                 805,970           370,878
                                                             ----------        ----------

           Total current liabilities                         52,429,709        36,617,960



LONG-TERM DEBT, less current maturities (note H)              7,443,436        28,434,776



DEFERRED INCOME TAXES (notes A and P)                           628,374           846,953



CONTINGENCIES AND COMMITMENTS (notes I, J, M and N)                   -                 -



STOCKHOLDERS' EQUITY (note L)
   Preferred stock, no par value; authorized, 10,000
      shares; none issued                                             -                 -
   Common stock, par value, $.10 per share; authorized
      10,000,000 shares; issued and outstanding, 4,443,092
      in 1996 and 4,422,056 in 1995                             444,309           442,206
   Capital in excess of par value                            10,846,303        10,745,295
   Retained earnings                                         17,481,483        12,676,000
   Accumulated foreign currency translation adjustment        2,674,546         4,490,083
                                                             ----------        ----------
                                                             31,446,641        28,353,584
                                                             ----------        ----------

                                                            $91,948,160       $94,253,273
                                                             ==========        ==========


The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,

--------------------------------------------------------------------------------

                                                               1996               1995                1994
                                                           ------------        -----------        ------------
Revenue (note M)                                           $103,660,137        $65,768,907        $ 69,846,845

Cost and expenses
   Cost of sales                                             78,658,573         49,896,794          63,976,951
   Selling and administrative                                15,647,951         15,758,673          15,631,256
   Research and development                                   1,746,319          2,087,278           1,262,333
   Restructuring charge (note R)                                     -                  -              326,831
                                                           ------------        -----------        ------------
                                                             96,052,843         67,742,745          81,197,371
                                                           ------------        -----------        ------------

           Operating income (loss)                            7,607,294         (1,973,838)        (11,350,526)

Other income (deductions)
   Interest income                                            1,921,864          1,770,278           3,539,888
   Interest expenses                                         (3,451,066)        (3,034,537)         (3,768,788)
   Other - net (note O)                                        (381,379)         1,968,478           1,306,083
                                                           ------------        -----------        ------------
                                                             (1,910,581)           704,219           1,077,183
                                                           ------------        -----------        ------------

           Earnings (loss) before income taxes                5,696,713         (1,269,619)        (10,273,343)

Income taxes (notes A and P)                                    891,230            743,652             667,763
                                                           ------------        -----------        ------------

           NET EARNINGS (LOSS)                             $  4,805,483        $(2,013,271)       $(10,941,106)
                                                           ============        ===========        ============

Earnings (loss) per common share (note S)                         $1.08              $(.46)             $(2.49)
                                                                   ====               ====               =====

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1996, 1995 and 1994

--------------------------------------------------------------------------------

<CAPTION
                                                                                   Capital
                                               Preferred stock    Common stock    in excess
                                                no par value     $.10 par value  of par value   Retained earnings
                                               ---------------   --------------  ------------   -----------------
Balance at December 31, 1993                   $      -             $453,123      $10,800,510      $ 28,597,205
   Common stock awards                                -                7,236          318,014                -
   Employee stock purchase plan purchases             -                1,486           64,186                -
   Purchase and retirement of shares                  -              (22,000)        (524,536)       (2,966,828)
   Currency translation adjustment                    -                   -                -                 -
   Net loss for the year                              -                   -                -        (10,941,106)
                                               ----------           --------      -----------      ------------

Balance at December 31, 1994                          -              439,845       10,658,174        14,689,271
   Common stock awards                                -                  300           10,950                -
   Employee stock purchase plan purchases             -                2,061           76,171                -
   Currency translation adjustment                    -                   -                -                 -
   Net loss for the year                              -                   -                -         (2,013,271)
                                               ----------           --------      -----------      ------------

Balance at December 31, 1995                          -              442,206       10,745,295        12,676,000
   Common stock awards                                -                  903           40,479                -
   Employee stock purchase plan purchases             -                1,200           60,529                -
   Currency translation adjustment                    -                   -                -                 -
   Net earnings for the year                          -                   -                -          4,805,483
                                               ----------           --------      -----------      ------------

Balance at December 31, 1996                          -             $444,309      $10,846,303      $ 17,481,483
                                               ==========           ========      ===========      ============

                                                             Accumulated               Total
                                                         foreign currency           stockholders'
                                                       translation adjustment          equity
                                                       ----------------------       -------------
Balance at December 31, 1993                                $ 1,324,060             $ 41,174,898
   Common stock awards                                               -                   325,250
   Employee stock purchase plan purchases                            -                    65,672
   Purchase and retirement of shares                                 -                (3,513,364)
   Currency translation adjustment                            2,586,324                2,586,324
   Net loss for the year                                             -               (10,941,106)
                                                            -----------             ------------

Balance at December 31, 1994                                  3,910,384               29,697,674
   Common stock awards                                               -                    11,250
   Employee stock purchase plan purchases                            -                    78,232
   Currency translation adjustment                              579,699                  579,699
   Net loss for the year                                             -                (2,013,271)
                                                            -----------             ------------

Balance at December 31, 1995                                  4,490,083               28,353,584
   Common stock awards                                               -                    41,382
   Employee stock purchase plan purchases                            -                    61,729
   Currency translation adjustment                           (1,815,537)              (1,815,537)
   Net earnings for the year                                         -                 4,805,483
                                                            -----------             ------------

Balance at December 31, 1996                                $ 2,674,546             $ 31,446,641
                                                            ===========             ============

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

--------------------------------------------------------------------------------

Increase (decrease) in cash and equivalents                           1996              1995                1994
                                                                  ------------      -------------       -------------
Cash flows from (used in) operating activities
   Net earnings (loss) for the year                               $ 4,805,483       $ (2,013,271)       $(10,941,106)
   Adjustments to reconcile net earnings (loss) to
      net cash from (used in) operating activities
        Depreciation and amortization                               3,093,534          2,751,867           2,411,029
        (Gain) loss on sale of fixed assets                              (250)            (8,381)             (2,558)
        Deferred income taxes                                        (590,419)           376,550             390,233
        Provision for estimated losses on contracts                    (4,036)        (1,178,475)            721,937
        Common stock awards                                            41,382             11,250             325,250
        Changes in assets and liabilities
           Accounts receivable                                      7,874,015          2,746,237          48,367,325
           Cost and accrued earnings on
              uncompleted contracts                                (9,142,340)         2,709,185           9,910,050
           Inventories                                             (1,413,524)          (983,917)          1,570,129
           Prepaid expenses and other assets                       (2,798,161)        (1,451,796)          8,832,706
           Accounts payable and accrued liabilities                 2,015,448        (12,291,397)        (34,244,206)
           Customer deposits                                        1,917,475          7,959,923         (20,288,705)
           Income taxes                                               441,852           (552,009)         (4,410,959)
                                                                  -----------       ------------        ------------
                                                                    1,434,976             89,037          13,582,231
                                                                  -----------       ------------        ------------

                Net cash provided by (used in)
                   operating activities                             6,240,459         (1,924,234)          2,641,125

Cash flows from (used in) investing activities
   Capital expenditures                                            (1,066,889)        (2,920,728)         (3,617,518)
   Proceeds from sale of fixed assets                                     250            183,470              16,650
   Payments for acquisitions, net of cash acquired                         -          (1,083,571)         (4,387,925)
                                                                  -----------       ------------        ------------

                Net cash (used in) investing activities           (1,066,639)         (3,820,829)         (7,988,793)

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                            Years ended December 31,

--------------------------------------------------------------------------------

                                                                      1996              1995                1994
                                                                  ------------      -------------       -------------
Cash flows from (used in) financing activities
   Net increase (decrease) in short-term borrowings                 2,908,978           (114,514)         (4,011,549)
   Principal payments on long-term debt                           (19,009,160)       (23,979,845)         (9,296,733)
   Proceeds from issuance of long-term debt                        11,762,981         12,252,705           8,533,958
   Net (increase) decrease in long- term deposits                  18,492,000        (12,092,000)          7,467,000
   Proceeds from employee stock purchases                              61,729             78,232              65,672
   Common shares purchased and retired                                     -                  -           (3,513,360)
                                                                  -----------       ------------        ------------

                Net cash provided by (used in)
                   financing activities                            14,216,528        (23,855,422)           (755,012)

Effects of exchange rates on cash                                  (2,275,015)         1,738,751           5,067,494
                                                                  -----------       ------------        ------------

                Net increase (decrease) in cash
                   and equivalents                                 17,115,333        (27,861,734)         (1,035,186)

Cash and equivalents at beginning of year                          15,744,145         43,605,879          44,641,065
                                                                  -----------       ------------        ------------

Cash and equivalents at end of year                              $ 32,859,478       $ 15,744,145        $ 43,605,879
                                                                  ===========        ===========         ===========


Supplemental Disclosures of Cash Flow Information

   Cash paid during the year for
      Interest                                                   $  3,088,529       $  4,461,871        $  4,428,708
      Income taxes                                                  1,245,678          1,638,984           4,784,980

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES

  A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

  Basis of Presentation

  The consolidated financial statements of the Company include the accounts of Allied Research Corporation (Allied), a Delaware corporation, and its wholly-owned subsidiaries, Mecar S.A., a Belgian company, and Mecar's wholly-owned subsidiaries (Mecar), Barnes & Reinecke, Inc. (BRI), a Delaware corporation and Allied Research Corporation Limited (ARCL), a United Kingdom company.

  Mecar, S.A.'s wholly owned Belgian subsidiaries include, Sedachim, S.I., and the VSK Group of companies, which include Tele Technique Generale, I.D.C.S., N.V. and VSK Electronics N.V. and its wholly-owned subsidiaries, Classics, B.V.B.A., Detectia, N.V. and Belgian Automation Units, N.V.

  The VSK Group and I.D.C.S., N.V were acquired during 1994 and 1995. Both were accounted for as a purchases, and revenue and results of operations from their dates of acquisition, June 1, 1994 and May 9, 1995, have been consolidated.

  The 1995 and 1994 consolidated financial statements also included Allied's wholly-owned subsidiary ARC Services, Inc. which ceased operations in December, 1995; Mecar's wholly-owned subsidiaries Management Export Services, N.V. which was liquidated in 1995; and Mecar Immobliere S.A., which merged with Mecar effective January 1, 1996; VSK's minority interest in Building Control Services, N.V., which was liquidated, and VSK France, which was also effectively liquidated in December, 1995.

  Significant intercompany transactions have been eliminated in consolidation.

  Business Operations

  The Companies operate primarily in the United States, Belgium and the United Kingdom. During 1996, seventy-two percent of the business activity is in the development and production of ammunitions and weapons systems in Belgium with sales to customers in Asia, the Middle East and Europe. Seventeen percent of the business activity is developing, manufacturing, distributing and servicing industrial security products in Belgium with industrial customers throughout Europe. Eleven percent of the business activity is providing engineering and technical support services in the United States with sales directly or indirectly with the United States Military Agencies and government prime contractors. A description of the business operations of each company follows.

  Allied provides management services to its wholly-owned subsidiaries. Allied has no direct domestic operating assets or business activity.

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

                          Allied Research Corporation

--------------------------------------------------------------------------------


NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

  Business Operations - continued

  ARCL is engaged in the marketing of military hardware on behalf of Allied, Mecar and BRI.

  ARC Services, Inc. was formed in 1993, and continued until December 31, 1995, to market and provide demilitarization and environmental clean-up services. Services was involved in certain research and development projects and had no other significant operations since its formation.

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

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

  Inventories

  Inventories which consist primarily of raw materials, are stated principally at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

  Property, Plant and Equipment

  Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. Accelerated depreciation methods are used for tax purposes on certain assets. The estimated service lives used in determining depreciation are as follows:

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

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

  Reclassifications

  Certain items in the 1995 and 1994 financial statements have been reclassified to conform to the current presentation.

  Newly Issued Accounting Standards

  The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which became effective in 1996. As permitted by SFAS No. 123, the Company has disclosed the impact of stock based employee compensation on operations and will continue to follow the accounting provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, for applicable transactions with employees. The adoption of SFAS No. 123 did not have a material effect on the Company's financial statements.

  The provisions of Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which is effective for years beginning after December 15, 1995, did not impact the Company's 1996 financial statements.


NOTE B - ACQUISITION

  On May 31, 1994, the Company's wholly-owned subsidiary, Mecar S.A., acquired the VSK Group, a group of Belgian companies, as well as a minority interest in a Belgian company, for approximately $6,071,900. On May 9, 1995 the VSK Group acquired I.D.C.S., N.V., a Belgian company for approximately $2,972,000.

  These companies manufacture, distribute and service an integrated line of industrial security products, including devices such as buildings access control, parking control, intrusion and fire detection and alarms.

  The acquisitions have been accounted for as purchases and the purchase price in excess of the net assets acquired has been reflected in intangibles. The financial statements include the result of operations since the date of acquisition. Pro forma financial data for these acquisitions prior to the date of acquisition would not have a material affect on reported results.

                                                 I.D.C.S., N.V.    VSK Group
                                                  May 9, 1995     May 31, 1994
                                                 --------------   ------------

     Fair value of tangible assets acquired        $2,587,000      $7,720,900
     Liabilities assumed                              855,000       6,285,200
                                                    ---------       ---------
     Net assets acquired                            1,732,000       1,435,700
     Purchase price                                 2,972,000       6,071,900
                                                    ---------       ---------

     Excess of cost over assets acquired           $1,240,000      $4,636,200
                                                    =========       =========

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE C - RESTRICTED CASH

  Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets. VSK has also pledged certain term deposits to secure outstanding bank guarantees. Cash and long-term deposits at December 31, 1996 and 1995 restricted or pledged as collateral for various bank agreements are comprised as follows:


                                                                                      1996                 1995
                                                                                  -----------          -----------
        Cash
           Credit facility and related term loan arrangements                     $18,382,000          $ 7,755,000
           Other bank guarantees and letters of credit                              1,734,000            1,769,000
           Notes payable and line-of-credit                                                -             1,035,000
                                                                                   ----------           ----------
                                                                                   20,116,000           10,559,000
        Deposits restricted cash - long-term
           Credit facility and related term loan arrangements                              -            18,492,000
                                                                                   ----------           ----------

                                                                                  $20,116,000          $29,051,000
                                                                                   ==========           ==========

NOTE D - ACCOUNTS RECEIVABLE

  Accounts receivable at December 31 are comprised as follows:

                                                                                      1996                 1995
                                                                                  -----------          -----------
        Receivables under U.S. Government contracts and subcontracts
          Amounts billed                                                          $ 1,150,123          $ 1,715,818
          Unbilled amounts due upon completion of contracts,
            recoverable costs and accrued profits                                   2,116,580            1,670,042
                                                                                   ----------           ----------
                                                                                    3,266,703            3,385,860

        Receivables from foreign governments                                        3,154,989           10,618,736
        Commercial and other receivables, less allowance for doubtful
          receivables of $364,674 in 1996 and $330,077 in 1995                      5,468,093            7,086,349
                                                                                   ----------           ----------
                                                                                  $11,889,785          $21,090,945
                                                                                   ==========           ==========

  Unbilled receivables are comprised of progress billing holdbacks, terminated contracts receivable and other unbilled costs and fees.


NOTE E - NOTES PAYABLE

  At December 31, 1996 and 1995, short-term loans of $3,067,438 and $40,330, respectively, were outstanding with certain banks. Notes payable at December 31, 1996 bear an average interest rate of approximately 9%.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE E - NOTES PAYABLE - Continued

  The Company is also obligated under a $1,000,000 revolving line-of-credit agreement which had an outstanding balance of $250,000 as of December 31, 1996. Borrowings under a $750,000 revolving line-of-credit agreement at December 31, 1995 were $445,000. The current line bears interest at prime, plus .5% (8.75% at December 31, 1996) and expires in June, 1997. The amount of the line-of-credit was increased to $1,250,000 in January, 1997. Borrowings are secured by BRI's eligible accounts receivable, Allied's guarantee and are subject to covenants requiring the maintenance of certain financial ratios and other provisions.

  The Company has a $946,000 secured line of credit with a foreign bank, which was unused at December 31, 1996.


NOTE F - CREDIT FACILITY

  The Company is obligated under a credit agreement (the Agreement) with a banking pool that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreement provides for certain bank charges and fees as the line is used, plus a fee of approximately 2% of guarantees issued. As of December 31, 1996, the credit facility had been fully utilized and guarantees and performance bonds of $18.4 million remain outstanding.

  Advances under the credit facility are secured by cash deposits of $18,382,000. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed and a pledge of approximately $25 million on Mecar's assets. The Agreement provides for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.

  The deposits used to secure the agreement were borrowed under a term loan agreement with two of the institutions in the banking pool (see note H).

  The Company is also liable for guarantees and other instruments issued on its behalf by other banks which approximate $2.8 million, at December 31, 1996, and are collateralized by $1.7 million of time deposits.


NOTE G - ACCRUED LOSSES ON CONTRACTS

  The Company has provided for accrued losses of $390,125 at December 31, 1996 ($431,215 at December 31, 1995) in connection with the completion of certain contracts in progress. These contracts are expected to be completed in 1997. Net reductions in the provision for contract losses in 1996 and 1995 of $124,980 and $1,178,475, respectively, were credited to operations, primarily due to loss provisions no longer required on certain orders.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE H - LONG-TERM DEBT

  Long-term obligations as of December 31 consist of the following:

                                                1996             1995
                                             -----------      -----------

      Term loan agreement                    $11,413,078      $18,492,000
      Mortgage loan agreements                 6,299,262        8,022,113
      Notes payable bank                         660,711          967,146
      Note payable - I.D.C.S., N.V.              189,162          603,750
      Other                                    2,980,394        3,136,150
                                             -----------      -----------
                                              21,542,607       31,221,159
      Less current maturities                 14,099,171        2,786,383
                                              ----------      -----------

                                             $ 7,443,436      $28,434,776
                                             ===========       ==========

  Term Loan Agreement

  The Company is obligated under a term loan agreement with two of the institutions in its foreign banking pool. The proceeds were placed in deposit accounts as collateral for credit facility advances made by the Company's foreign banking pool. The note bears interest at 7.5%, payable quarterly. The loan matures on the earlier of December 31, 1997 or upon the expiration of the guarantees issued under the Credit Facility Agreement with the Company's banking pool. The agreement provides for the maintenance of certain net worth levels and the payment of certain commissions.

  The term loan is collateralized by a pledge of approximately $31 million on Mecar's assets and the deposit accounts, subject to the priority position of the banking pool. The regional government where Mecar is located (the Walloon region) has guaranteed 50% of the term credit subject to certain priority pledges.

  Mortgage Loan Agreement

  The Company entered into a mortgage loan agreement in 1986, which was amended in 1994, to partially finance the construction of Mecar's manufacturing and administration facilities in Belgium, which loan has a balance due of $5,075,000 at December 31, 1996. The first principal installment was due in January, 1996 and the loan matures in January, 2004. As amended, the loan is payable in annual principal installments of $599,000 (except for the annual principal installment in the year 2000 which is $882,800). The loan bears interest at 8.75% annually and is collateralized by a mortgage on the Company's real estate. The Company is also obligated on several mortgages on the VSK Group's buildings which have a total balance due of $1,224,000 at December 31, 1996. The mortgages mature at various dates through 2005 in annual installments of approximately $254,000, plus interest at rates ranging from 6.6% to 8.5% per year.

  Notes Payable Bank

  BRI is obligated on two notes payable of $500,000 each to its bank, which had a total balance due of $660,711 at December 31, 1996. The notes bear interest at the prime rate plus 2% (10.25% at December 31, 1996) and mature in September and October, 1998. The two notes are payable in monthly installments of $16,383 and $16,400, respectively, including principal and interest. The notes are collateralized by the assets of the BRI and Allied's guarantee. The agreement contains covenants requiring BRI to maintain certain financial ratios, among other matters.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE H - LONG-TERM DEBT - Continued

  Note Payable - I.D.C.S., N.V.

  The Company is obligated to the former owner of I.D.C.S. in connection with the acquisition of I.D.C.S. The note bears interest at 7.5% and is payable in monthly installments through June, 1997.

  Other

  The Company is also obligated on various vehicle, equipment and other operating loans. The notes are generally secured by the assets acquired, bear interest at rates ranging from 4.4% to 10.75% and mature at various dates through 2000.

  Scheduled annual maturities of long-term obligations as of December 31, 1996 are as follows:

                 Year                             Amount
                 ----                          -----------
                 1997                          $14,099,171
                 1998                            1,796,114
                 1999                            1,268,651
                 2000                            1,246,295
                 2001                              805,536
                 Thereafter                      2,326,840


NOTE I - BENEFIT PLANS

  In June, 1992, the Board of Directors adopted the Allied Research Corporation Outside Directors Retirement Plan. The plan provides retirement benefits at age 70 to any board member who retires as a director after a minimum of five years of service. A retired director is entitled to receive an amount equal to the monthly cash compensation received prior to retirement for a period equivalent to the time served as a board member. The Board may cease retirement payments for cause and modify or terminate the plan at any time. Currently, two former directors are receiving retirement benefits. The net present value of benefits anticipated to be payable to current and former directors have been reflected as a charge to earnings.

  In June, 1992, the Board of Directors approved the Officers Nonqualified Deferred Compensation Plan and the Officers Deferred Compensation Grantor Trust. Certain officers of the Company are eligible to participate in the plan, which permits a deferral of a percentage of future base compensation. Amounts deferred will be invested by the Trustee of the Grantor Trust. The Company may terminate the plan at any time. No eligible officers had elected to participate in the plan as of December 31, 1996.

  The Company instituted a retirement savings plan in 1989 which received a favorable determination letter from the Internal Revenue Service dated January 12, 1992. Contributions to the Plan are at the discretion of Company's management. In 1996, the Company began to match participants' contributions at a rate of 25% for each participant dollar contributed up to a maximum of 1% of salary. Matching contributions in 1996 were approximately $53,000. No contributions were made for the years ended December 31, 1995 and 1994.

  Under the terms of labor agreements at its Belgian subsidiaries, the Company contributes to certain employee benefit and retirement programs.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE J - CONTINGENCIES AND COMMITMENTS

  Cost-plus contracts and subcontracts are subject to government audit and review. It is not anticipated that adjustments, if any, with respect to determination of reimbursability of costs under cost-plus contracts or subcontracts will have a material effect on the Company's consolidated results of operations or financial position.

  At December 31, 1996, Mecar has provided for estimated losses on contracts of $390,115. In addition, Mecar and BRI recognize revenues under fixed price contracts using the percentage of completion method. Estimates of total costs at completion are used to determine the amount of revenue earned. It is likely that actual costs on these contracts will differ from the Company's estimate at completion and losses could exceed the provision established at December 31, 1996.

  The Company enters into foreign exchange contracts in the normal course of business primarily to hedge sales and purchase contracts. These contracts typically mature within twelve months, and forward exchange gains and losses are recognized upon maturity. No contracts were outstanding as of December 31, 1996.

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

  The Company leases office space, other facilities and equipment under operating leases which expire at various dates through 2001. Certain leases also include escalation provisions for taxes and operating costs. The following is a schedule by year of base rentals due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1996.

                      Year                          Amount
                      ----                         --------
                      1997                         $422,900
                      1998                          395,000
                      1999                          329,400
                      2000                          105,100
                      2001                           12,700

  Total rental expense charged to operations approximated $421,000, $444,000 and $660,000, for the years ended December 31, 1996, 1995 and 1994.

  The Company's domestic operations do not provide post employment benefits to their employees. Under Belgian labor provisions, the Company may be obligated for future severance costs for its employees. The Company has provided for known severance costs related to its workforce reduction as part of its restructuring charge (see note R). After giving effect to the workforce reductions, current work loads, expected levels of future operations, planned redeployment of workers and severance policies, future severance costs and post employment benefits are not expected to be material to the Company's financial position at this time.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value of the Company's financial instruments and off balance sheet credit obligations are as follows:

                                                                    1996                            1995
                                                       -----------------------------   -----------------------------
                                                          Carrying        Estimated       Carrying       Estimated
                                                           Amount         Fair Value       Amount        Fair Value
                                                       ------------     ------------   -------------   -------------
      Notes payable                                    $  3,317,438     $  3,317,000   $     485,330   $     485,000
      Long-term debt, including current maturities       21,542,607       21,543,000      31,221,159      31,221,000
      Off-balance-sheet instruments
        Guarantees and letters of credit                         -        20,283,000              -       20,294,000
        Foreign exchange contracts                               -                -               -               -

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

   (bullet) The carrying amounts of notes payable approximate their fair value because of the short maturity of these obligations.

   (bullet) The  fair  value  of  long-term   debt   is   estimated   based   on
            approximate market prices for the same or similar issues or the current rates offered to the Corporation for debt of the same remaining maturities. The Company believes the aggregate carrying value approximates fair value.

   (bullet) Estimated fair values for off-balance-sheet instruments (performance bonds, advance payment guarantees and letters-of-credit) are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience.


NOTE L - CAPITAL STOCK

  At December 31, 1996, options to acquire 313,100 shares of the Company common stock were outstanding and 631,949 shares were reserved for future issuance under the following plans:

  1992 Allied Research Corporation Employee Stock Purchase Plan

  During 1993, the Board of Directors and shareholders approved and reserved 525,000 shares for the plan. The plan is voluntary and substantially all full-time employees with greater than six months of service are eligible to participate through payroll deductions. The purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. The plan is subject to certain restrictions and the Board may amend or terminate it at any time. During 1996, 1995 and 1994 - 12,001, 20,608 and 14,859 shares, respectively, subject to the plan were issued and $9,225, $11,736 and $9,808 was charged to operations.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - Continued

  1988 Incentive Compensation Plan

  The Company has reserved 410,900 shares of common stock for key employees of the Company and its subsidiaries. The plan authorizes the Board to grant incentive stock options, non-statutory stock options, stock appreciation rights, stock awards, restricted stock, performance stock rights and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. As of December 31, 1995, options had been granted for 215,400 shares at prices of $2.125 to $14.875 per share, which have all been exercised except for 10,000 which expire at the earlier of 30 days after the termination of employment of the optionholder or 2003. During 1996, additional options to purchase 60,600 shares were issued to four officers at prices of $3.75 to $5.125 per share. These options are exercisable on March 20, 1997 for one-third the number of shares; and an additional one-third in each of the following two years.

  During 1994, 30,100 shares were issued as stock awards to two officers and one employee. The value of the awards charged to operations was $129,937 in 1994.

  As of December 31, 1996, 94,000 shares of restricted common stock subject to the plan have been awarded. These shares were awarded prior to 1993 and the value of the incentives were charged to operations in the year they were awarded. Restricted stock may be issued to a grantee for an amount less than fair market value and may require the grantee to remain in the continuous employ of the Company for a specified period before such shares can be sold or transferred. At December 31, 1996 there were 10,800 shares still reserved under the plan.

  1984 Incentive Stock Option Plan

  The Company has reserved 315,000 shares of common stock for key employees of the Company and its subsidiaries. The plan, which permitted grants through March 31, 1994, provided that the purchase price shall be no less than the fair market value of a share of common stock of the Company on the date the option is granted, except for those options granted to employees who hold in excess of 10% of the Company's stock, in which case the option price shall be 110% of the fair market value on the date of grant. Options granted can be exercised two years or later from the date of grant and expire at the earlier of thirty days after termination of employment or ten years from the date of grant (five years in the case of an Over-Ten-Percent Stockholder). In March 1994, the Company granted options to two officers and sixteen employees to purchase 217,500 shares at $8.25 per share. These options have restrictions concerning employment for a two-year period and expire in 2004. At December 31, 1996, 177,500 of these options remained outstanding.

  1993 Allied Research Corporation Outside Directors Compensation Plan

  During 1993, the Board of Directors and shareholders approved a plan whereby each director is entitled to receive a cash payment of $1,000 per month and an annual grant of 1,000 shares of the Company's common stock while serving as a board member. The Company has reserved 52,400 shares of common stock for the plan which is subject to certain restrictions. The plan will terminate upon the earlier of issuance of all reserved common shares or December 31, 2003. In 1996, 1995 and 1994, the Company granted 5,000, 3,000 and 5,000 shares of common stock subject to the plan and charged $26,250, $11,250 and $22,500, respectively, to operations.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - Continued

  1991 Outside Directors Stock Option Plan

  During 1991, the Board of Directors and shareholders approved and reserved 208,000 shares of common stock for the plan. The Company granted options to purchase a total of 40,000 shares at $2.50 to $4.125 per share. All issued options have been exercised. During 1996, the Company granted additional options to purchase a total of 75,000 shares at $5.125 per share. At December 31, 1996, none of the 1996 issued options had been exercised.

  Other

  Stock grants for 3,035, 37,260 and 5,950 shares of the Company's common stock were made to various employees during 1996, 1995 and 1994. These shares were issued outside of any existing plan and their value ($13,125, $172,812 and $74,375, respectively) was charged to operations.

  Preferred Share Purchase Rights Agreement

  The Board of Directors has adopted an Agreement which provides each stockholder of record a dividend distribution of one "right" for each outstanding share of common stock. Rights become exercisable the earlier of ten days following: (1) a public announcement that an acquiring person has purchased or has the right to acquire 10% or more of the Company's common stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 30% or more of the outstanding common stock. All rights held by an acquiring person or offeror expire on the announced acquisition date and all rights expire at the close of business on June 20, 2001.

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

  Rights also entitle the holder to receive a specified number of shares of an acquiring company's common stock in the event that the Company is not the surviving corporation in a merger or if 50% or more of the Company's assets are sold or transferred.

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

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - Continued

  The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996: risk free interest rates that range from 5.64% to 5.94%; expected volatility rates that range from 28.91% to 57.98%, and expected lives of 1 to 5 years.

  The following table summarizes option activity:

                                                                       1996
                                                            ---------------------------
                                                                       Weighted Average        1995           1994
                                                             Shares     Exercise Price        Shares         Shares
                                                            --------   ----------------       -------       --------
      Options outstanding at beginning of year              227,500         $7.89             227,500         10,000
      Options exercised                                          -             -                   -              -
      Options granted                                       135,600         $4.81                  -         217,500
      Options Expired                                       (50,000)        $7.63                  -              -
                                                            -------                           -------        -------

      Options outstanding at end of year                    313,100         $6.76             227,500        227,500
                                                            =======                           =======        =======

      Option price range at end of year                       $3.75                             $2.75          $2.75
                                                                to                                to             to
                                                              $8.25                             $8.25          $8.25

      Option price range for exercised shares                    -                                 -              -

      Options available for grant at end of year            112,800                           238,400        238,400

      Weighted-average fair value of options,
          granted during the year                             $2.06

  The following table summarizes options outstanding at December 31, 1996:

                                                               Weighted Average
      Number                             Weighted Average          Remaining
    Outstanding     Exercise Prices       Exercise Prices      Contractual Life
    -----------     ---------------      ----------------      ----------------
      313,100        $3.75 to $8.25           $6.76               5.91 years

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE M - MAJOR CUSTOMERS

  The Company derives substantially all of its revenues from foreign governments, direct and indirect sales to U.S. Government agencies and government prime contractors, primarily on fixed price contracts. During 1996, 1995 and 1994, the Company derived approximately 11%, 17% and 12%, respectively, of its revenue from U.S. Government agencies and contractors. Two agencies of a foreign government and another foreign government accounted for approximately 10%, 42% and 19% of revenue in 1996, 12%, 31% and 27% of revenue in 1995 and, 5%, 60% and 14% of revenue in 1994.


NOTE N - CONCENTRATIONS OF CREDIT RISK

  Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company's customer base. The Company receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers' financial condition. The Company's provision for doubtful accounts for 1996 and 1995 was not significant.

  The majority of ammunition sales are to two agencies of a foreign government and other foreign governments. Mecar's ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, Mecar's business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 1996 and 1995, backlog orders believed to be firm approximated $79.6 and $68.1 million.

  Amounts in foreign banks at December 31, 1996 and 1995 were approximately $31,815,000 and $15,182,000, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company's financial position and result of operations since the Company has operations in Belgium and the United Kingdom and sells its products on a worldwide basis.


NOTE O - OTHER - NET

  Other income and expense included in the Company's consolidated statements of operations is comprised as follows:


                                                 1996             1995           1994
                                               --------        ---------       ---------
   Net currency transaction gains (losses)    $(836,254)      $1,284,446      $1,484,651
   Miscellaneous - net                          454,875          684,032        (178,578)
                                               --------        ---------       ---------

                                              $(381,379)      $1,968,478      $1,306,083
                                               ========        =========       =========

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE P - INCOME TAXES

  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Earnings (loss) before income taxes is comprised as follows:

                                                              1996              1995             1994
                                                           -----------      ------------     ------------
      Domestic                                             $   124,549      $   151,888      $ (1,005,790)
      Foreign                                                5,572,164       (1,421,507)       (9,267,553)
                                                             ---------       ----------       -----------

                                                            $5,696,713      $(1,269,619)     $(10,273,343)
                                                             =========       ==========       ===========

  The Company's provision for income taxes is comprised as follows:

                                                              1996              1995             1994
                                                           -----------      ------------     ------------
      Currently payable
        Domestic                                           $   197,299      $  116,692      $  (65,405)
        Foreign                                              1,323,619         498,696         342,935
                                                            ----------       ---------       ---------
                                                             1,520,918         615,388         277,530
      Deferred - net                                          (629,688)        128,264         390,233
                                                            ----------       ---------       ---------

                                                           $   891,230      $  743,652      $  667,763
                                                            ==========       =========       =========

  The Company's provision for income taxes differs from the anticipated United States statutory rate. Differences between the statutory rate and the Company's provision are as follows:

                                                             1996               1995               1994
                                                            -------            -------            -------
      Taxes at statutory rate                                34.0 %            (34.0)%            (34.0)%
      Benefit of foreign tax credit carryforward             (1.2)              (7.4)             (14.3)
      Foreign tax rate differential and current
        loss limitations                                    (18.3)              94.3               53.9
      State taxes, net of federal income tax effect            -                  -                  .9
      Other                                                   1.1                5.7                 -
                                                            -----              -----              -----

                 Income taxes                                15.6 %             58.6 %              6.5 %
                                                            =====              =====              =====

  In 1996, 1995 and 1994, the Company's Belgian subsidiaries utilized approximately $4,242,318, $47,000 and $50,000, respectively, of foreign operating loss carryforwards for tax reporting purposes. Unused net operating losses of the Belgian subsidiaries at December 31, 1996 approximate $5,300,000, which under Belgian tax law cannot be carried back, but may be carried forward indefinitely subject to certain annual limitations.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE P - INCOME TAXES - Continued

  The Company utilized approximately $289,000, $94,000, and $1,664,000 of its foreign tax credits in 1996, 1995 and 1994. At December 31, 1996, foreign tax credit carryforwards of approximately $747,000 were available which expire through 2009.

  Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $18,800,000 at December 31, 1996. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

  Deferred taxes at December 31, 1996 and 1995 are comprised as follows:

                                                                                       1996              1995
                                                                                   ------------      -------------
      Current
        Unrealized exchange gain (losses)                                          $    52,158       $    (85,970)
        Compensated absences                                                            96,000             96,900
        Deferred income                                                                 (8,713)            (4,185)
        Other                                                                           18,000             14,200
        Deferred compensation                                                           45,224             55,628
                                                                                    ----------        -----------

            Current deferred tax asset/liability                                       202,669             76,573

      Noncurrent
        Foreign tax credit carryforwards                                               790,017          1,099,625
        Foreign and domestic net operating loss carryforwards                        5,345,510          7,708,768
        Depreciation and amortization                                                  189,656            295,881
        Unrealized exchange gain                                                      (599,375)        (1,069,231)
                                                                                    ----------        -----------

            Noncurrent deferred tax asset/liability                                  5,725,808          8,035,043
                                                                                    ----------        -----------

            Total deferred tax asset before valuation allowances                     5,928,477          8,111,616

      Valuation allowances                                                          (6,064,997)        (8,877,811)
                                                                                    ----------        -----------

            Net deferred tax liability                                             $  (136,520)      $   (766,195)
                                                                                    ==========        ===========


    Deferred tax components are included in the following balance sheet accounts:


                                                                                       1996              1995
                                                                                   ------------      -------------
         Current (included in "prepaid expenses and deposits")                     $   491,854       $     80,758
         Deferred income taxes                                                        (628,374)          (846,953)
                                                                                    ----------        -----------

                                                                                   $  (136,520)      $   (766,195)
                                                                                    ==========        ===========

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE Q - EXPLOSION

  In April, 1995, an explosion damaged Mecar's storage and loading facilities, and caused production to cease for several months. The Company was insured for property damage and business interruption. The direct cost of repairing the facility approximating $2.3 million was recovered in addition to $1.3 million for business interruption. The business interruption portion of the proceeds have been classified as revenue in 1995, which partially offset overhead and operating costs for the shut down period. The $2.3 million recovery was a direct offset against the related costs.


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


NOTE S - EARNINGS PER COMMON SHARE

  Net earnings per common share is based upon the weighted average number of shares outstanding of 4,432,750 in 1996, 4,408,172 in 1995, and 4,392,517 in
  1994. Stock options outstanding have not been included in the per share computations since they would not have a material effect on per share amounts.

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock options plans. Had compensation cost been determined based on the fair value at the grant date for the 1996 awards consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

          Net earnings - as reported                   $4,805,483
          Net earnings - pro forma                     $4,645,786
          Earnings per share - as reported                  $1.08
          Earnings per share - pro forma                    $1.05



NOTE T - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

  The Company currently operates in three principal areas: Product sales (Mecar and ARCL), Engineering and Technical (BRI) and Security Systems and Services (The VSK Group). Product sales includes the production of ammunitions, weapons systems and ordnance products systems integration. Engineering and Technical provides support services primarily to United States Military Agencies and government contractors. Security Systems and Services includes sales and services to industrial and institutional customers of protection, fire and access control systems and services. ARC Services did not have operating revenues in 1995 and 1994.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE T - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - Continued

  The Company's foreign operations are conducted by Mecar, the VSK Group and ARCL. All material identifiable assets associated with foreign operations are located in Belgium and the United Kingdom.

  Information by geographic area and industry segment is as follows:


    Geographic Area Data                                        1996                1995                1994
    --------------------                                    ------------         -----------        ------------
    Net sales
      Belgium (1)                                           $ 89,191,742         $53,280,097        $ 61,189,115
      United Kingdom (2)                                              -                   -              332,266
      France                                                   2,832,154           1,054,560                  -
      United States                                           11,636,241          11,434,250           8,325,464
                                                             -----------          ----------         -----------

                                                            $103,660,137         $65,768,907        $ 69,846,845
                                                             ===========          ==========         ===========

    Operating income (loss)
      Belgium                                               $  6,848,251         $  (926,099)       $ (8,954,876)
      United Kingdom                                             (91,752)           (626,630)            (84,007)
      France                                                          -             (495,318)                 -
      United States                                              940,247             598,497          (1,622,714)
      Corporate                                                  (89,452)           (524,288)           (688,929)
                                                             -----------          ----------         -----------

                                                            $  7,607,294         $(1,973,838)       $(11,350,526)
                                                             ===========          ==========         ===========

    Assets
      Belgium                                               $ 84,842,298         $84,800,974        $100,320,904
      United Kingdom                                             228,654           1,645,818           1,647,402
      France                                                          -            1,213,227                  -
      United States                                            6,877,208           6,593,254           5,418,003
                                                             -----------          ----------         -----------

                                                            $ 91,948,160         $94,253,273        $107,386,309
                                                             ===========          ==========         ===========

    (1) Includes export sales principally to customers in Asia/Middle East and Europe of $69,910,271 in 1996, $33,212,000 in 1995, $50,457,142 in 1994.

    (2) Includes export sales principally to customers in Asia\Middle East of $332,266 in 1994.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE T - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - Continued


    Industry Segment Data                                         1996                1995               1994
    ---------------------                                     ------------         -----------       ------------
    Net sales
      Product sales                                           $ 74,109,952         $36,131,894       $ 54,335,591
      Engineering and technical                                 11,636,242          11,354,440          8,325,464
      Security systems and service                              17,913,943          18,282,573          7,185,790
                                                               -----------          ----------        -----------

                                                              $103,660,137         $65,768,907       $ 69,846,845
                                                               ===========          ==========        ===========

    Operating income (loss)
      Product sales                                           $  5,373,053         $(2,686,686)      $ (9,657,051)
      Engineering and technical                                    650,837             912,048           (872,206)
      Security systems and service                               1,672,856             325,088           (132,340)
      Corporate                                                    (89,452)           (524,288)          (688,929)
                                                               -----------          ----------        -----------

                                                              $  7,607,294         $(1,973,838)      $(11,350,526)
                                                               ===========          ==========        ===========

    Assets
      Product sales                                           $ 81,334,200         $83,468,399       $ 94,174,064
      Engineering and technical                                  5,505,577           5,855,840          4,096,033
      Security systems and service                               3,736,752           4,191,620          7,842,496
      Corporate assets                                           1,371,631             737,414          1,273,716
                                                               -----------          ----------        -----------

                                                              $ 91,948,160         $94,253,273       $107,386,309
                                                               ===========          ==========        ===========

    Capital expenditures
      Product sales                                           $    696,699        $  2,179,864       $  2,688,614
      Engineering and technical                                    264,915             310,059            632,922
      Security systems and service                                 105,275             430,805            295,982
                                                               -----------          ----------        -----------

                                                              $  1,066,889        $  2,920,728       $  3,617,518
                                                               ===========          ==========        ===========

    Depreciation and amortization expense
      Product sales                                           $  2,488,189        $  2,310,195       $  1,868,803
      Engineering and technical                                    392,497             222,857            238,725
      Security systems and service                                 212,848             218,815            303,501
                                                               -----------          ----------        -----------

                                                              $  3,093,534        $  2,751,867       $  2,411,029
                                                               ===========          ==========        ===========

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE U - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                    (Amounts in thousands, except per share data)
                            -------------------------------------------------------------
                             First         Second        Third       Fourth       Total
      1996                  Quarter        Quarter       Quarter     Quarter     For Year
-------------------         -------        -------       -------     -------     --------
Revenue                     $23,527        $23,004       $17,547     $39,582     $103,660

Gross profit                  5,132          5,675         4,341      11,568       26,716

Net earnings                    636            651           521       2,997        4,805

Per share data:
  Net earnings                  .14            .15           .12         .67         1.08


      1995
-------------------
Revenue                     $ 9,153        $13,275       $16,530     $26,811     $ 65,769

Gross profit                    103          2,531         2,583      10,655       15,872

Net earnings (loss)          (2,724)        (1,758)          215       2,254       (2,013)

Per share data:
  Net earnings (loss)          (.62)          (.40)          .05         .51         (.46)

                                   SCHEDULES

                          Allied Research Corporation

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (Parent Company)

                                 BALANCE SHEETS

                                  December 31,

--------------------------------------------------------------------------------

The condensed balance sheets, statements of operations and cash flows of the registrant follow.

                ASSETS
                                               1996             1995
                                            -----------      -----------

Cash and equivalents                        $ 1,039,062      $   454,470
Due from subsidiaries                                -         3,431,939
Investments in subsidiaries                  34,903,082       31,192,155
Deferred tax asset                               97,382               -
Deposits and other                              235,187          313,287
                                             ----------       ----------

         Total assets                       $36,274,713      $35,391,851
                                             ==========       ==========

                LIABILITIES


Accounts payable and accrued liabilities    $   475,208      $   206,141
Due to subsidiaries                           4,264,263        6,751,678
Income taxes                                     88,601           80,447
                                             ----------       ----------

         Total liabilities                    4,828,072        7,038,266


STOCKHOLDERS' EQUITY
  Common stock                                  444,309          442,206
  Capital in excess of par value             10,846,303       10,745,296
  Retained earnings                          17,481,483       12,676,000
  Accumulated foreign currency
    translation adjustment                    2,674,546        4,490,083
                                             ----------       ----------
                                             31,446,641       28,353,585
                                             ----------       ----------
                                            $36,274,713      $35,391,851
                                             ==========       ==========

                          Allied Research Corporation

                                (Parent Company)

                            STATEMENTS OF OPERATIONS

                            Year ended December 31,

--------------------------------------------------------------------------------

                                                                     1996             1995             1994
                                                                  ----------       -----------     ------------
Income
  Management fees - intercompany                                  $2,652,889       $ 2,505,222     $  3,864,152
  Other - net                                                        (77,412)          266,361          202,275
                                                                   ---------        ----------      -----------
                                                                   2,575,477         2,771,583        4,066,427

Costs and expenses
  Administrative and other                                         2,878,746         3,115,475        3,775,141
                                                                   ---------        ----------      -----------

         Earnings (loss) before equity in
           operations of subsidiaries                               (303,269)         (343,892)         291,286

Equity in operations of subsidiaries                               4,959,035        (1,696,176)     (10,965,420)
                                                                   ---------        ----------      -----------

         Earnings (loss)  before income taxes                      4,655,766        (2,040,068)     (10,674,134)

Income taxes (benefit)                                              (149,717)          (26,797)         266,972
                                                                   ---------        -----------     -----------

         NET EARNINGS (LOSS)                                      $4,805,483       $(2,013,271)    $(10,941,106)
                                                                   =========        ==========      ===========



         Net earnings (loss) per common share                          $1.08             $(.46)          $(2.49)
                                                                        ====              ====            =====

                          Allied Research Corporation

                                (Parent Company)

                            STATEMENTS OF CASH FLOWS

                            Year ended December 31,

--------------------------------------------------------------------------------

Increase (decrease) in cash and equivalents                          1996                1995            1994
                                                                 ------------        ------------    -------------
Cash flows from (used in) operating activities
  Net (loss) earnings for the year                               $  4,805,483        $(2,013,270)    $(10,941,106)
  Adjustments to reconcile net earnings to net cash from
    (used in) operating activities
      Equity in operations of subsidiaries                         (4,959,035)         1,696,176       10,965,420
      (Gain) loss on disposal of property and equipment                  (250)                -                -
      Deferred income taxes                                          (127,724)            41,904           41,048
      Common stock awards and grants                                   41,382             11,250          236,473
  Changes in assets and liabilities
    Due from subsidiaries                                             377,095           (329,697)       3,653,332
    Other assets                                                       85,350            133,830         (350,872)
    Due to subsidiaries                                                    -              26,146          316,935
    Accounts payable and accrued liabilities                          269,066            (61,644)         164,350
    Income taxes                                                       38,496             (3,308)         120,000
                                                                  -----------         ----------      -----------
                                                                   (4,275,620)         1,514,657       15,146,686
                                                                  -----------         ----------      -----------

         Net cash provided by (used in) operating activities          529,863           (498,613)       4,205,580

Cash flows from investing activities
  Capital expenditures                                                 (7,250)                -          (213,840)
  Proceeds for sale of property and equipment                             250                 -                -
                                                                  -----------         ----------      -----------

         Net cash (used in) investing activities                       (7,000)                -          (213,846)

Cash flows from financing activities
  Purchase of treasury shares                                              -                  -        (3,513,360)
  Proceeds from employee stock purchase plan shares                    61,729             78,232           65,672
                                                                  -----------         ----------      -----------

           Net cash provided by (used in) financing activities         61,729             78,232       (3,447,688)
                                                                  -----------         ----------      -----------

           Net increase (decrease) in cash and equivalents            584,592           (420,381)         544,052

Cash and equivalents at beginning of year                             454,470            874,851          330,799
                                                                  -----------         ----------      -----------

Cash and equivalents at end of year                              $  1,039,062        $   454,470     $    874,851
                                                                  ===========         ==========      ===========

Supplemental Disclosures of Cash Flow Information

  Cash paid during the year for
    Income taxes                                                 $    135,000        $   120,000     $         -
    Interest                                                               -                  -             3,667

                          Allied Research Corporation

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------

                                                         Additions
                                                 ---------------------------
                                  Balance at     Charged to        Charged                             Balance
                                  beginning      costs and         to other                           at end of
Description                       of period       expenses         accounts           Deductions        period
-----------                      -----------     ----------       ----------         ------------     ----------
Year ended December 31, 1996

  Estimated losses on
    contracts                    $   431,215     $   390,125       $     -           $   431,215     $   390,125
                                  ==========      ==========        =======           ==========      ==========

  Allowance for doubtful
    receivables                  $   330,077     $    55,186       $     -           $    20,589     $   364,674
                                  ==========      ==========        =======           ==========      ==========


  Valuation allowances on
    deferred tax assets          $19,923,320     $        -        $     -           $13,858,323     $ 6,064,997
                                  ==========      ==========        =======           ==========      ==========






Year ended December 31, 1995

  Estimated losses on
    contracts                    $ 1,873,008     $(1,178,475)      $     -           $   263,318     $   431,215
                                  ==========      ==========        =======           ==========      ==========

  Allowance for doubtful
    receivables                  $   141,000     $   189,077       $     -           $        -      $   330,077
                                  ==========      ==========        =======           ==========      ==========

  Valuation allowances on
    deferred tax assets          $17,877,228     $ 2,046,092       $     -           $        -      $19,923,320
                                  ==========      ==========        =======          ===========      ==========




Year ended December 31, 1994

  Estimated losses on
    contracts                    $ 3,127,574     $   721,937       $     -           $ 1,976,503     $ 1,873,008
                                  ==========      ==========        =======           ==========      ==========

  Allowance for doubtful
    receivables                  $    21,000     $        -     (a)$120,000          $        -      $   141,000
                                  ==========      ==========        =======           ==========      ==========

  Valuation allowances on
    deferred tax assets          $ 3,384,229     $14,492,999       $     -           $        -      $17,877,228
                                  ==========      ==========        =======           ==========      ==========

        (a) VSK Group acquisition

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

Date:  March 26, 1997

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

Date:  March 26, 1997

                                            * * * * * * *

                                                     /s/ J. R. Sculley
By (Signature and Title). . . . . . . . .  . . .  . . .  . . . . . . . . . . . .
                                               J. R. Sculley, Director

Date:  March 26, 1997

                                            * * * * * * *

                                                     /s/ Clifford C. Christ
By (Signature and Title). . . . . . . . .  . . .  . . .  . . . . . . . . . . . .
                                               Clifford C. Christ, Director

Date:  March 26, 1997

                                            * * * * * * *

                                                     /s/ Earl P. Smith
By (Signature and Title). . . . . . . . .  . . .  . . .  . . . . . . . . . . . .
                                               Earl P. Smith, Director

Date:  March 26, 1997

                                            * * * * * * *

                                                     /s/ Robert W. Hebel
By (Signature and Title). . . . . . . . .  . . .  . . .  . . . . . . . . . . . .
                                               Robert W. Hebel, Director

Date:  March 26, 1997

                                            * * * * * * *

                                                     /s/ Harry H. Warner
By (Signature and Title). . . . . . . . .  . . .  . . .  . . . . . . . . . . . .
                                               Harry H. Warner, Director

Date:  March 26, 1997

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

                                    EXHIBITS

                                 EXHIBIT INDEX

--------------------------------------------------------------------------------

Number           Description of Exhibit                          Page
------           ----------------------                          ----



   11            Computation of Earnings
                    per Common and Common
                    Equivalent Shares                             E-3




   21            List of Subsidiaries                             E-4




   23            Consent of Independent Certified
                    Public Accountants                            E-5