Form 10-Q
period 1997-03-31
ALLIED RESEARCH CORP
filed 1997-05-05
CIK 3952

UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q



Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                              March 31, 1997

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from ________________________ to _____________________

                                                         Commission  File Number
                                                                   0-2545
                                                           --------------------

                          Allied Research Corporation
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                       04-2281015
------------------------------                   -----------------------
(State or other jurisdiction of                  (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 750
Vienna, Virginia                                             22182
________________________________________                   _________
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X          No
                        ___               ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1997: 4,528,058.

                          ALLIED RESEARCH CORPORATION

                                     INDEX

--------------------------------------------------------------------------------

                                                                                                           PAGE
PART I.           FINANCIAL INFORMATION - UNAUDITED                                                       NUMBER


         Item 1.  Financial Statements



                  Condensed Consolidated Balance Sheets

                           December 31, 1996 and March 31, 1997.............................................2,3



                  Condensed Consolidated Statements of Earnings

                           Three months ended March 31, 1997 and 1996.........................................4



                  Condensed Consolidated Statements of Cash Flows

                           Three months ended March 31, 1997 and 1996.........................................5



                  Notes to Condensed Consolidated Financial Statements........................................6



         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................10



PART II. OTHER INFORMATION...................................................................................13

                          Allied Research Corporation

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                     ASSETS

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                               March 31, 1997      December 31, 1996
                                                                               --------------      -----------------
CURRENT ASSETS
    Cash and equivalents, including restricted cash                               $21,621              $32,860
    Accounts receivable                                                            21,043               11,889
    Costs and accrued earnings on uncompleted contracts                             7,321               14,694
    Inventories                                                                     6,069                7,171
    Prepaid expenses and deposits                                                   3,209                3,880
                                                                                  -------              -------
           Total current assets                                                    59,263               70,494


PROPERTY, PLANT AND EQUIPMENT - AT COST
    Buildings and improvements                                                     12,431               13,316
    Machinery and equipment                                                        30,716               33,030
                                                                                  -------              -------
                                                                                   43,147               46,346
    Less accumulated depreciation                                                  31,210               33,106
                                                                                  -------              -------
                                                                                   11,937               13,240
    Land                                                                            1,311                1,412
                                                                                  -------              -------
                                                                                   13,248               14,652

OTHER ASSETS
    Intangibles, net of amortization                                                5,732                6,124
    Other                                                                             689                  678
                                                                                  -------              -------
                                                                                    6,421                6,802
                                                                                  -------              -------

                                                                                  $78,932              $91,948
                                                                                  =======              =======

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                             (Thousands of Dollars)

                                  LIABILITIES

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                                March 31, 1997     December 31, 1996
                                                                                --------------     -----------------
CURRENT LIABILITIES
    Notes payable                                                                 $  1,022            $  3,318
    Current maturities of long-term debt                                            12,336              14,099
    Accounts and trade notes payable                                                14,489              18,571
    Accrued liabilities                                                              4,389               4,702
    Customer deposits                                                                5,252              10,935
    Income taxes                                                                     1,343                 805
                                                                                  --------            --------

           Total current liabilities                                                38,831              52,430



LONG-TERM DEBT, less current maturities                                              6,999               7,443



DEFERRED INCOME TAXES                                                                  599                 628




STOCKHOLDERS' EQUITY
    Preferred stock, no par value; authorized, 10,000
        shares; none issued                                                              -                   -
    Common stock, par value, $.10 per share; authorized
        10,000,000 shares; issued and outstanding, 4,528,058
        in 1997 and 4,443,092 in 1996                                                  453                 444
    Capital in excess of par value                                                  11,508              10,846
    Retained earnings                                                               19,465              17,482
    Accumulated foreign currency translation adjustment                              1,077               2,675
                                                                                  --------            --------
                                                                                    32,503              31,447
                                                                                  --------            --------

                                                                                   $78,932             $91,948
                                                                                   =======             =======

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                                       Three months ended March 31
                                                                                       ---------------------------
                                                                                        1997                  1996
                                                                                        -----                 ----
Revenue                                                                            $     29,765         $     23,527

Cost and expenses
    Cost of sales                                                                        24,275               18,395
    Selling and administrative                                                            3,322                3,464
    Research and development                                                                367                  411
                                                                                   ------------         ------------
                                                                                         27,964               22,270
           Operating income                                                               1,801                1,257

Other income (deductions)
    Interest expense                                                                      (508)                (678)
    Interest income                                                                         253                  397
    Other - net                                                                             639                (116)
                                                                                   ------------         ------------
                                                                                            384                (397)

           Earnings before income taxes                                                   2,185                  860

Income taxes                                                                                201                  224
                                                                                   ------------         ------------

           NET EARNINGS                                                           $       1,984        $         636
                                                                                   ============         ============

Net income per common share                                                     $           .44       $          .14
                                                                                 ==============        =============

Weighted average number of shares                                                     4,472,340            4,422,634

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------

                                                                                         Three months ended March 31
                                                                                         ----------------------------
Increase (decrease) in cash and equivalents                                            1997                1996
                                                                                       ----                ----

Cash flows from operating activities
    Net earnings                                                                       $  1,983            $     636
    Adjustments to reconcile net earnings to net cash provided by
        (used in) operating activities
           Depreciation and amortization                                                    403                  352
           Changes in assets and liabilities
                  Accounts receivable                                                   (9,176)                1,879
                  Costs and accrued earnings on uncompleted contracts                     6,316               (2,174)
                  Inventories                                                               590                 (234)
                  Prepaid expenses and other assets                                         375                 (340)
                  Accounts payable, accrued liabilities and
                      customer deposits                                                  (7,943)              (1,212)
                  Income taxes                                                              608                  361
                                                                                       --------            ----------

                         Net cash (used in ) operating activities                        (6,844)                (732)

Cash flows (used in) investing activities
    Capital expenditures                                                                   (326)                (114)
                                                                                       --------            ----------

                         Net cash (used in ) investing activities                          (326)                (114)

Cash flows from financing activities
    Principal payments of long-term debt                                                      -               (1,291)
    Net increase (decrease) in short-term borrowings                                     (2,700)                (924)
    Stock award/stock plan                                                                  494                   32
    Options exercised                                                                       176                    -
    Deposits - restricted cash                                                            -                    2,340
                                                                                       --------            ----------

                         Net cash (used by) provided by financing activities             (2,030)                 157

    Effects of exchange rate changes on cash                                             (2,038)                (694)
                                                                                       --------            ----------

                         NET (DECREASE) IN CASH AND
                             CASH EQUIVALENTS                                           (11,238)              (1,383)

Cash and equivalents at beginning of year                                                32,859               15,744
                                                                                       --------            ----------

Cash and equivalents at end of period                                                  $ 21,621              $14,362
                                                                                       ========            ==========

Supplemental Disclosures of Cash Flow Information
    Cash paid during the period for
        Interest                                                                            220            $     516
        Taxes                                                                               150                   60

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets as of March 31, 1997 and December 31, 1996, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at March 31, 1997 and 1996 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended March 31, 1997 and 1996 are not necessarily indicative of the operating results for the full year.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

    The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and the Company's wholly-owned subsidiaries, Mecar, S.A. (a Belgian Company), Allied Research Corporation Limited (a United Kingdom Company), Barnes & Reinecke, Inc. (a Delaware Corporation).

    Mecar, S.A.'s wholly-owned Belgian subsidiaries include, Sedachim, S.I., Tele Technique Generale and VSK Electronics N.V. and its wholly-owned subsidiaries, Classics, B.V.B.A. Dectectia, N.V., IDCS, N.V. and Belgian Automation Units, N.V. (collectively "The VSK Group").

    Significant intercompany transactions have been eliminated in consolidation.


NOTE 3 - RESTRICTED CASH

    Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets. Cash totaling approximately $17,729 at March 31, 1997 ($20,116 at December 31, 1996) are restricted or pledged as collateral for various bank agreements and are comprised as follows:

                                                                 1997              1996
                                                                 ----              ----
      Cash
          Credit facility and related term loan agreements     $12,163           $18,382
          Other bank guarantees and letters of credit            1,306             1,734
          Notes payable                                             -                -
                                                               -------           -------
                                                               $13,469           $20,116
                                                               =======           =======

                          Allied Research Corporation

                                 March 31, 1997

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------


NOTE 4 - INVENTORIES

    Inventories are composed of raw materials and supplies.


NOTE 5 - NOTES PAYABLE

    Barnes and Reinecke has a $1,250 revolving line-of-credit agreement which had an outstanding balance at March 31, 1997 of $750. The outstanding borrowings under the similar line were $250 at December 31, 1996. The line-of-credit bears interest at the prime rate plus .5% and expires in June, 1997. Borrowings under the line-of-credit are secured by eligible accounts receivable, as defined in the agreement, and are guaranteed by the Company. The agreement contains covenants requiring the maintenance of certain financial ratios and other matters.

    Mecar has a $878 line-of-credit agreement with a foreign bank which has a balance of $272 at March 31, 1997 and no balance at December 31, 1996. The line is secured by a cash deposit pledge equal to the full amount of the line.


NOTE 6 - CREDIT FACILITY

    The Company is obligated under a credit agreement (the old Agreement) with a banking pool comprised of four foreign banks that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The old Agreement provides for certain bank charges and fees as the line is used, plus an annual fee of approximately 2% of guarantees issued. As of March 31, 1997, the credit facility had been fully utilized and guarantees of $10,507 remain outstanding.

    The Company has a credit agreement (the new Agreement) with a banking pool comprised of five foreign banks that provide similar credit facilities for new contracts. The bank fee structure under the new Agreement and the old Agreement is similar.

    At March 31, 1997, advances under the old agreement were secured by deposits of $5,045, plus term deposits of $10,599. The term deposits correspond to the term loan agreement with two of the institutions in its foreign banking pool. The proceeds were place in deposit accounts as collateral for credit facility advances made by the pool under the old Agreement. Amounts outstanding are also collateralized by pledges of approximately $27,600 on Mecar's assets, letters of credit and certain funds received under the contracts financed. Both Agreements provide for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and the payment of bank fees and charges.

    The Company is also liable for guarantees and other instruments issued on its behalf by other banks which approximate $1,734 at March 31, 1997, which are collateralized by $1,252 of time deposits.

                          Allied Research Corporation

                                 March 31, 1997

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------


NOTE 7 - LONG-TERM FINANCING

    Mecar is obligated on an approximately $5,000 mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $600 and matures in 2004. The Company is also obligated on several mortgages on The VSK Group's buildings which has a balance of approximately $1,200 at March 31, 1997. The mortgages are payable in annual installments of approximately $250 plus interest.

    Barnes & Reinecke is obligated on two notes payable to its bank which have a total balance due of $183 at March 31, 1997 and $292 at December 31, 1996.

    Scheduled annual maturities of long-term obligations as of March 31, 1997 are approximately as follows:

               Year                                            Amount
               ----                                            ------
               1997                                           $12,336
               1998                                             1,700
               1999                                             1,200
               2000                                             1,200
               2001                                               800
                Thereafter                                      2,100




NOTE 8 - INCOME TAXES

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

    The provision for income taxes differs from the anticipated combined federal and state statutory rates due to operating losses and earnings from foreign subsidiaries.

    The Company's Belgian subsidiaries have unused net operating losses of approximately $2,200 at March 31, 1997, which under Belgian law cannot be carried back but may be carried forward indefinitely.

    As  of  March  31,  1997,   the  Company  had  unused   foreign  tax  credit
    carryforwards of approximately $750 which expire through 2009.

    Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $21,000 at March 31, 1997 and $18,800 at December 31, 1996. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

                          Allied Research Corporation

                                 March 31, 1997

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------


NOTE 9 - EARNINGS (LOSS) PER SHARE

    Stock  options   outstanding  have  not  been  included  in  the  per  share computation because there would not be a material effect on earnings (loss) per share.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1997

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

    The Company conducts its business through its wholly-owned  subsidiaries:
    Mecar, S.A., ("Mecar"), a Belgian corporation; Barnes & Reinecke, Inc. ("Barnes"), a Delaware corporation, headquartered in Illinois; Allied Research Corporation Limited ("Limited"), a U.K. company; as well as a group of Belgian corporations acquired by Mecar in 1994 and 1995 led by VSK Electronics, N.V., Teletechnique General, S.A. and IDCS, S.A. (collectively, the "VSK Group"). This discussion refers to the financial condition and results of operations of the company on a consolidated basis.

    Revenue

    Revenue for the first three months of 1997 was $29,765, an increase of 27% over the comparable period in 1996, principally due to increased revenue from Mecar. Mecar sales were $23,258, or up 47% compared to the period ended March 31, 1996. Barnes' revenue was $2,276, down 33% compared to the same period in 1996 principally due to delays in obtaining financing on a key contract. The VSK Group's revenue for the quarter was about the same as the prior period at approximately $4,250. Limited did not have revenue this period or in last year's comparable period.

    Backlog

    As of March 31, 1997, the Company's backlog was approximately $145,000 compared with $79,600 at December 31, 1996 and $60,333 at March 31, 1996. During the first quarter of 1997, Mecar received an order for $84 million from its principal customer.

    Operating Costs and Expenses

    Cost of sales for the first three months of 1997 were approximately $24,275, or 82% of sales, as compared to $18,395, or 78%, for the first three months of 1996. The increase is primarily due to the product mix.

    Selling and administrative expenses were approximately $3,322, or 11% of revenue, for the three months ended March 31, 1997 as compared to $3,464, or 15%, for the three months ended March 31, 1996. This decrease is a result of increased revenue.

    Research and Development

    Research and development expenses were 1% as a ratio of sales at March 31, 1997 and 2% as a ratio of sales for the three month period ended March 31, 1996, a decrease primarily due to an increase in volume.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1997

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------




    Interest Expense

    Interest expense for the first three months of 1997 decreased, compared to the same period in 1996, as a result of decreased borrowing levels.

    Interest Income

    Interest income decreased as a result of a decrease in funds available for investment.

    Other - Net

    For the three months ended March 31, 1997, Other - Net represents primarily currency gains, net of currency losses, resulting from foreign currency transactions.

    Net Earnings

    The Company earned a $1,984 profit ($.44 per share) compared with a $0.636 profit ($0.14 per share) in the first three months of 1996. The increased net earnings was primarily attributable to an increased volume of business at Mecar.

    Liquidity and Capital Resources

    During the first three months of 1997 and throughout 1996, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. Mecar continues to finance its activities via credit facilities supplied by a foreign bank pool. Mecar is limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates. At March 31, 1997, the Company had unrestricted cash (i.e., cash not required by the terms of the bank pool agreement to collateralize contracts) of approximately $8,152, compared with approximately $12,000 at December 31, 1996. The decrease in unrestricted cash was caused in large part by substantial payments during the first quarter of 1997, of Company payables and other liabilities. The Company anticipates receiving a down payment on the large contract that was awarded in the first quarter 1997 of approximately $4,000 and upon receipt, that down payment will be pledged as collerateral.

    Accounts receivable at March 31, 1997 increased over December 31, 1996 by $9,153 and cost and accrued earnings on uncompleted contracts decreased by $7,372 from March 31, 1996 levels. Inventories decreased $1,102. Prepaid expenses and deposits decreased $673 primarily due to a decrease in prepaid expenses. Current liabilities decreased by $13,600 from December 31, 1996 levels as a result of decreases in accounts payable, notes payables, current maturities on long-term debt, accrued liabilities and customer deposits.

    In summary, working capital was approximately $20,433 at March 31, 1997, which is an increase of $2,369 from December 31, 1996. The increase is primarily attributable to operating activities at Mecar.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1997

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

                                            ALLIED RESEARCH CORPORATION




                                            /s/ J. R. Sculley
                                            _________________________________
Date:  May 2, 1997                          J. R. Sculley
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                            Chief Financial Officer