Form 10-Q
period 1997-06-30
ALLIED RESEARCH CORP
filed 1997-07-25
CIK 3952

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

Mark one

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                               June 30, 1997
                                                                   -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to _______________________

                                                          Commission File Number

                                                                  0-2545
                                                          ----------------------

                           ALLIED RESEARCH CORPORATION

               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                            04-2281015
------------------------------                       ---------------------------
(State or other jurisdiction of                       (I.R.S. Employer Number)
incorporation or organization)

8000 Towers Crescent Drive, Suite 750
Vienna, Virginia                                                22182
----------------------------------------             ---------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (703) 847-5268

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1997: 4,545,501.

                           ALLIED RESEARCH CORPORATION

                                      INDEX

--------------------------------------------------------------------------------

                                                                                                           PAGE
PART I.           FINANCIAL INFORMATION - UNAUDITED                                                       NUMBER
         Item 1.  Financial Statements


                  Condensed Consolidated Balance Sheets

                           December 31, 1996 and June 30, 1997.............................................2, 3


                  Condensed Consolidated Statements of Earnings

                           Three months and six months ended June 30, 1997 and 1996...........................4


                  Condensed Consolidated Statements of Cash Flows

                           Six months ended June 30, 1997 and 1996.........................................5, 6


                  Notes to Condensed Consolidated Financial Statements........................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................12


PART II. OTHER INFORMATION...................................................................................14

                           ALLIED RESEARCH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------




                                                         June 30, 1997      December 31, 1996
                                                         -------------      -----------------
CURRENT ASSETS
   Cash and equivalents, including restricted cash ........ $22,291              $32,860
   Accounts receivable ....................................  20,220               11,889
   Costs and accrued earnings on uncompleted contracts ....   3,876               14,694
   Inventories ............................................   4,790                7,171
   Prepaid expenses and deposits ..........................   2,592                3,880
                                                            -------              -------

           Total current assets ...........................  53,769               70,494






PROPERTY, PLANT AND EQUIPMENT - AT COST

   Buildings and improvements .............................  11,910               13,316
   Machinery and equipment ................................  29,638               33,030
                                                            -------              -------
                                                             41,548               46,346
   Less accumulated depreciation ..........................  30,254               33,106
                                                            -------              -------
                                                             11,294               13,240
   Land ...................................................   1,274                1,412
                                                            -------              -------
                                                             12,568               14,652




OTHER ASSETS
   Intangibles, net of amortization .......................   5,420                6,124
   Restricted cash ........................................   1,800                   --
   Other ..................................................     830                  678
                                                            -------              -------
                                                              8,050                6,802
                                                            -------              -------

                                                            $74,387              $91,948
                                                            =======              =======

The accompanying notes are an integral part of these statements.

                           ALLIED RESEARCH CORPORATION

                             (THOUSANDS OF DOLLARS)

                                   LIABILITIES

                                   (UNAUDITED)

--------------------------------------------------------------------------------





                                                             June 30, 1997        December 31, 1996
                                                             -------------        -----------------
CURRENT LIABILITIES
   Notes payable .............................................  $   480                $  3,318
   Current maturities of long-term debt ......................    4,705                  14,099
   Accounts and trade notes payable ..........................   10,356                  18,571
   Accrued liabilities .......................................    4,065                   4,702
   Customer deposits .........................................   10,888                  10,935
   Income taxes ..............................................    1,286                     805
                                                                -------                --------

           Total current liabilities .........................   31,780                  52,430



LONG-TERM DEBT, less current maturities ......................    8,405                   7,443



DEFERRED INCOME TAXES ........................................      599                     628




STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized, 10,000
      shares; none issued ....................................                               --
   Common stock, par value, $.10 per share; authorized
      10,000,000 shares; issued and outstanding, 4,545,501
      in 1997 and 4,443,092 in 1996 ..........................      455                     444
   Capital in excess of par value ............................   11,632                  10,846
   Retained earnings .........................................   21,773                  17,482
   Accumulated foreign currency translation adjustment .......     (257)                  2,675
                                                                -------                --------
                                                                 33,603                  31,447
                                                                -------                 -------

                                                                $74,387                 $91,948
                                                                =======                 =======

The accompanying notes are an integral part of these statements.

                           ALLIED RESEARCH CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------






                                                Three months ended June 30,        Six months ended June 30,
                                                ---------------------------       ---------------------------
                                                   1997             1996             1997             1996
                                                ----------       ----------       ----------       ----------
REVENUE .....................................   $   24,630       $   23,004       $   54,395       $   46,531

COST AND EXPENSES
   Cost of sales ............................       18,012           17,329           42,287           35,724
   Selling and administrative ...............        3,107            3,659            6,429            7,123
   Research and development .................          316              363              683              774
                                                ----------       ----------       ----------       ----------
                                                    21,435           21,351           49,399           43,621

        Operating income ....................        3,195            1,653            4,996            2,910

OTHER INCOME (DEDUCTIONS)
   Interest expense .........................         (612)            (862)          (1,120)          (1,540)
   Interest income ..........................          191              334              444              731
   Other - net ..............................         (132)            (115)             507             (231)
                                                ----------       ----------       ----------       ----------
                                                      (553)            (643)            (169)          (1,040)

        Earnings before income taxes ........        2,642            1,010            4,827            1,870

INCOME TAXES ................................          335              359              536              583
                                                ----------       ----------       ----------       ----------

        NET EARNINGS ........................   $    2,307       $      651       $    4,291       $    1,287
                                                ==========       ==========       ==========       ==========

NET INCOME  PER COMMON SHARE ................   $      .51       $      .15              .95              .29
                                                ==========       ==========       ==========       ==========


WEIGHTED AVERAGE NUMBER OF SHARES ...........    4,532,371        4,430,257        4,502,521        4,426,445

The accompanying notes are an integral part of these statements.

                           ALLIED RESEARCH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------



                                                                          Six months ended June 30
                                                                          ------------------------
Increase (decrease) in cash and equivalents ..............................    1997       1996
                                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ..........................................................  $ 4,292    $ 1,287
   Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities
        Depreciation and amortization ....................................      992        598
        Changes in assets and liabilities
           Accounts receivable ...........................................   (9,068)     6,119
           Costs and accrued earnings on uncompleted contracts ...........    9,397     (8,324)
           Inventories ...................................................    1,491       (194)
           Prepaid expenses and other assets .............................      803        498
           Accounts payable, accrued liabilities and customer deposits ...   (5,674)    (5,871)
           Income taxes ..................................................      574       (238)
                                                                            -------    -------

                Net cash provided by (used in) operating activities ......    2,807     (6,125)

CASH FLOWS (USED IN) INVESTING ACTIVITIES
   Capital expenditures ..................................................     (346)      (263)
                                                                            -------    -------

                Net cash (used in) investing activities ..................     (346)      (263)

The accompanying notes are an integral part of these statements.

                           ALLIED RESEARCH CORPORATION

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------



                                                                       Six months ended June 30
                                                                       ------------------------
                                                                           1997        1996
                                                                        ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of long-term debt ...............................   (7,897)     (2,057)
   Increase in long-term debt .........................................    1,800        --
   Net (decrease) increase in short-term borrowings ...................   (2,694)      1,190
   Stock grant/stock plan .............................................      581          44
   Options exercised ..................................................      214        --
   Deposits - restricted cash .........................................   (1,800)      1,463
                                                                        --------    --------

                Net cash (used in) provided by financing activities ...   (9,796)        640

EFFECTS OF EXCHANGE RATE CHANGES ON CASH ..............................   (3,233)         81
                                                                        --------    --------

                NET (DECREASE) IN CASH AND CASH EQUIVALENTS ...........  (10,568)     (5,667)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR .............................   32,859      15,744
                                                                        --------    --------

CASH AND EQUIVALENTS AT END OF PERIOD ................................. $ 22,291    $ 10,077
                                                                        ========    ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
   Cash paid during the period for
      Interest ........................................................ $    685    $    664
      Taxes ...........................................................      405         329

The accompanying notes are an integral part of these statements.

                           ALLIED RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets as of June 30, 1997 and December 31, 1996, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the six months ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at June 30, 1997 and 1996 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended June 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

    The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and the Company's wholly-owned subsidiaries, Mecar, S.A. (a Belgian Company), Allied Research Corporation Limited (a United Kingdom Company) and Barnes & Reinecke, Inc. (a Delaware Corporation).

    Mecar, S.A.'s wholly-owned Belgian subsidiaries include, Sedachim, S.I., Tele Technique Generale, and VSK Electronics N.V. and its wholly-owned subsidiaries, Classics, B.V.B.A. Detectia, N.V., I.D.C.S., N.V. and Belgian Automation Units, N.V., (collectively "The VSK Group").

    Significant intercompany transactions have been eliminated in consolidation.

NOTE 3 - RESTRICTED CASH

    Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets until the customer accepts delivery. Cash deposits totaling approximately $18,219 at June 30, 1997 and $20,166 at December 31, 1996 are restricted or pledged as collateral for various bank agreements as shown below.

                           ALLIED RESEARCH CORPORATION

                                  JUNE 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 3 - RESTRICTED CASH - CONTINUED

    Barnes and Reinecke has an agreement with its bank to provide financing in exchange for a cash collateral deposit of $1,800 which is classified as long-term.

                                                             1997        1996
                                                             ----        ----

    Cash
      Credit facility and related term loan agreements     $17,937     $18,382
      Other bank guarantees and letters of credit              282       1,734
                                                           -------     -------
                                                            18,219      20,116

    Deposit - restricted cash - long term
      Cash deposit pledge                                    1,800          --
                                                           -------     -------
                                                           $20,019     $20,116
                                                           =======     =======

NOTE 4 - INVENTORIES

    Inventories are composed of raw materials and supplies.

NOTE 5 - NOTES PAYABLE

    Barnes and Reinecke has a $1,250 revolving line-of-credit agreement which had no outstanding balance at June 30, 1997. The outstanding borrowings under the similar line were $250 at December 31, 1996. These lines-of-credit expired June, 1997. In addition, there are two notes payable of $500 each to the bank which had a total balance of $138 at June 30, 1997 and $661 at December 31, 1996. Borrowings are secured by assets, as defined in the agreement, and are guaranteed by Allied. The agreement contains covenants requiring the maintenance of certain financial ratios and other matters. A new agreement was signed June, 1997 and calls for a line-of-credit of $3,500, a term loan of $500 and the capacity for $5,950 in letters of credit, the agreement is collateralized by prepaid deposits from the customer.

    Mecar has a $878 line-of-credit agreement with a foreign bank which has a balance of $342 at June 30, 1997 and no balance at December 31, 1996. The line is secured by a cash deposit pledge equal to the full amount of the line.

                           ALLIED RESEARCH CORPORATION

                                  JUNE 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 6 - CREDIT FACILITY

    The Company is obligated under a credit agreement (the Old Agreement) with a banking pool comprised of four foreign banks that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Old Agreement provides for certain bank charges and fees as the line is used, plus a fee of approximately 2% of guarantees issued. As of June 30, 1997, the credit facility had been fully utilized and guarantees of $8,181 remain outstanding.

    The Company has a credit agreement (the New Agreement) with a banking pool comprised of five foreign banks that provide similar credit facilities for new contracts. The bank fee structure under the New Agreement and the Old Agreement is similar. As of June 30, 1997, there were $12,620 guarantees outstanding under this agreement.

    At June 30, 1997, guarantees under the Old Agreement were secured by deposits of $4,112, plus term deposits of $4,069. The term deposits correspond to the term loan agreement with two of the institutions in its foreign banking pool. The proceeds were placed in deposit accounts as collateral for credit facility advances made by the pool under the Old Agreement. Guarantees under the New Agreement total $12,620 and are collateralized by deposits of $9,756. Amounts outstanding are also collateralized by pledges of approximately $27,600 on Mecar's assets, letters of credit and certain funds received under the contracts financed. Both Agreements provide for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and the payment of bank fees and charges.

    The Company is also liable for guarantees and other instruments issued on its behalf by other banks which approximate $899 at June 30, 1997, which are collateralized by $548 of time deposits.

    Mecar is obligated on a $5,000 twenty year mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $600 and matures in 2004. The Company is also obligated on several mortgages on The VSK Group's buildings which has a balance of approximately $1,200 at June 30, 1997. The mortgages are payable in annual installments of approximately $250 plus interest.

NOTE 7 - LONG-TERM FINANCING

    Scheduled annual maturities of long-term obligations as of June 30, 1997 are approximately as follows:

                            Year              Amount
                            ----              ------
                            1998              $4,705
                            1999               3,500
                            2000               1,200
                            2001               1,200
                            2002                 800
                         Thereafter            1,705

                           ALLIED RESEARCH CORPORATION

                                  JUNE 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

    The Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

    The provision for income taxes differs from the anticipated combined federal and state statutory rates due to operating loss carryovers and earnings from foreign subsidiaries.

    The Company's Belgian subsidiaries have unused net operating losses of approximately $8,000 at June 30, 1997, which under Belgian law cannot be carried back but may be carried forward indefinitely, and are subject to certain annual limitations.

    As of June 30, 1997, the Company had unused foreign tax credit carryforwards of approximately $700 which expire through 2009.

    Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $23,000 at June 30, 1997. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

NOTE 9 - EARNINGS (LOSS) PER SHARE

    Stock options outstanding have not been included in the per share computation because there would not be a material effect on earnings per share.

                           ALLIED RESEARCH CORPORATION

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

                                  JUNE 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

    The Company conducts its business through its wholly-owned subsidiaries:
    Mecar, S.A., ("Mecar"), a Belgian corporation, and its subsidiaries, Sedachim, S.I., as well as Tele Technique Generale, VSK Electronics, N.V., Classics, B.V.B.A., Detectia, N.V., I.D.C.S., N.V., and Belgian Automation Units, N.V. (collectively "The VSK Group"); Barnes & Reinecke, Inc., ("Barnes") a Delaware corporation, headquartered in Illinois; and Allied Research Corporation Limited, ("Limited") a U.K Company. This discussion refers to the financial condition and results of operations of the Company on a consolidated basis.

    SALES
    -----

    Revenue for the first six months of 1997 was $54,395, a 17% increase from the comparable period in 1996, principally due to Mecar's increase in revenue. Mecar revenue was $41,100, or up 32% compared to $31,210 for the period ended June 30, 1996. Barnes' revenue was $4,796, down 25% compared to the same period in 1996. This decrease at Barnes is due to the completion of a significant contract during the prior period. The VSK Group's revenue for the first half of 1997 was $8,498 compared to $8,922 in 1996. This decrease is due to the strengthening dollar, as sales increased by 8% over the same period last year in VSK's functional currency. Limited did not have significant revenue this period or in last year's comparable period.

    Revenue for the quarter ended June 30, 1997 was $24,630, a 7% increase over the quarter ended June 30, 1996. Mecar recognized revenue of $17,842 for the quarter ended June 30, 1997, a 16% increase over the quarter ended June 30, 1996; Barnes' revenue of $2,520 for the quarter ended June 30, 1997 constituted a 18% decrease over the quarter ended June 30, 1996; the revenue of The VSK Group of $4,267 for the quarter ended June 30, 1997 decreased in U.S. dollars by 5% , however, they increased in VSK's functional currency by 5% over the quarter ended June 30, 1996.

    The increase in revenue during the first six (6) months of 1997 resulted principally from a higher backlog of orders at the end of calendar year 1996 than at the end of calendar year 1995 at Mecar and a substantial additional order received by Mecar in the first quarter of 1997. Although Barnes' revenues decreased, it continues to execute on the order it received during calendar year 1996 for the benefit of a foreign-based customer and is operating profitability.

    BACKLOG
    -------

    As of June 30, 1997, the Company's backlog was $121,495 compared with $79,600 at December 31, 1996 and $145,000 at March 31, 1997.

    Mecar's backlog at June 30, 1997 was $95,147 compared with $115,000 at March 31, 1997.

    Barnes' backlog as of June 30, 1997 was $12,314 compared with $16,000 at March 31, 1997.

    The backlog of The VSK Group as of June 30, 1997 and March 31, 1997 was $14,214.

                           ALLIED RESEARCH CORPORATION

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS - CONTINUED

                                  JUNE 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

    OPERATING COSTS AND EXPENSES
    ----------------------------

    Cost of sales for the first six months of 1997 was approximately $42,287 or 78% of sales as compared to $35,724 or 76% for the first six months of 1996. Cost of sales for the quarter ended June 30, 1997 was $18,012 or 73% of sales compared to $17,339 or 75% of sales for the same period the previous year. The percentage increase is primarily due to the product mix.

    Selling and administrative expenses were approximately $6,427 of revenues or 12% as a percentage of sales for the six months ended June 30, 1997 as compared to $7,123 or 15% for the six months ended June 30, 1996. Selling and administrative expenses for the quarter ended June 30, 1997 were $3,107 or 13% of sales compared to 16% of sales for the same period in the previous year. The decrease reflects scheduled reductions in certain expenditures and increased amounts of revenue.

    RESEARCH AND DEVELOPMENT
    ------------------------

    Research and development expenses were 1% of sales for each of the six month period and three month period ended June 30, 1997 as compared with 2% for the corresponding periods in 1996.

    OPERATING RESULTS
    -----------------

    Operating income reached $4,996 for the first six months of 1997 (or 9% of revenue). This compares with an operating income of $2,910 for the six months ended June 30, 1996. During the second quarter of 1997, the Company had operating income of $3,195 (or 13% of revenue) compared with an operating income of $1,653 for the quarter ended June 30, 1996. The improved results are primarily attributable to increased amounts of revenue at Mecar.

    INTEREST EXPENSE
    ----------------

    Interest expense for the six months ending June 30, 1997 was $1,120, compared to $1,540 for the six month period ended June 30, 1996, a 27% decrease over the prior period. Interest expense decreased by approximately 29% for the three month period ended June 30, 1997 over the same period in 1996. Both decrease are due to reduced levels of borrowing.

    INTEREST INCOME
    ---------------

    Interest income decreased for the six months and three month period ended June 30, 1997 as a result of lower levels of cash.

    OTHER - NET
    -----------

    For the three and six months ended June 30, 1997 and 1996, Other - Net represents primarily net currency gains and losses, resulting from foreign currency transactions.

                           ALLIED RESEARCH CORPORATION

                      MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS - CONTINUED

                                  JUNE 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

    NET EARNINGS
    ------------

    The Company had a $4,291 net profit for the first six months of 1997 compared with a net profit of $1,287 for the same period of 1996.

    The Company earned $2,307 for the three month period ending June 30, 1997 compared with $651 for the comparable period in 1996.

    The increased earnings are attributable to operations at Mecar. The VSK Group continues to provide a steady and stable return to the Company.

    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    During the first six months of 1997 and throughout 1996, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. At June 30, 1997, the Company had unrestricted cash (i.e., cash not required by the terms of the bank agreement to collateralize contracts) of approximately $4,072, as compared with approximately $4,654 as of March 31, 1997.

    In 1997, Mecar extended its bank pool agreement to finance orders received from its principal customers. The financing continues to consist of performance bonds, advance payment guarantees and import letters of credit and a $1,000 cash line-of-credit. The financing has been provided on substantially the same terms and conditions as historically provided by the bank pool and as summarized in prior Company filings. The financing documents continue to restrict the amount of payments Mecar may make to any affiliated company, including the Company, absent bank pool approval.

    During the second quarter of 1997, Barnes obtained a new bank facility. The facility provides a line-of-credit of up to $3,500, a term loan of $500 and the capacity to issue up to $5,950 in letters of credit. The letters of credit are required by Barnes' $9,000 contract executed in December, 1996. As of June 30, 1997, Barnes was obligated on a $1,800 long-term advance from a customer and an outstanding balance on a term note of $495.

    Accounts receivable at June 30, 1997 increased over December 31, 1996 by $8,331 and cost and accrued earnings on uncompleted contracts decreased by $10,818 from 1996 as a result of shipments. Inventories decreased by $2,381 over 1996 and prepaid expenses decreased by $1,288. Current liabilities decreased by $20,650 from December 31, 1996 levels as a result of payments of current maturities of long-term debt, accrued liabilities and accounts payable.

    Long-term debt (including current maturities thereof) as of June 30, 1997, decreased by approximately $8,432 from December 31, 1996 as a result of scheduled repayments of the term loan supporting Mecar's credit facility and reductions in VSK's debt.

    In summary, working capital was approximately $18,064 at June 30, 1997, which is an increase of $3,925 from December 31, 1996.

                           ALLIED RESEARCH CORPORATION

                                  JUNE 30, 1997

--------------------------------------------------------------------------------

PART II.        OTHER INFORMATION

                           ALLIED RESEARCH CORPORATION

                                  JUNE 30, 1997

--------------------------------------------------------------------------------

    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              (a) The Company's annual meeting of shareholders was held on June 4, 1997.

              (b) The matters voted upon at the meeting referred to in the foregoing Item 4(a) were (i) the ratification of the selection of Grant Thornton LLP as the Company's independent auditors for 1997 (ii) the election of five (5) directors to serve for the ensuing year and until their successors are elected and qualified and (iii) the approval of the Company's 1997Incentive Stock Plan (the "Plan"). As to the ratification of the selection of Grant Thornton as the Company's independent auditors for 1997, 3,273,164 shares was voted for, 3,543 shares were voted against, 170,165 shares abstained from voting and there were no shares counted as broker non-votes. With respect to the election of directors to serve for the ensuing year, shares were voted for (or votes were withheld) for the five (5) nominees, all of whom were elected, as follows: J. R. Sculley - 3,113,379 (333,493); Clifford C. Christ - 2,870,209 (576,663); Earl P. Smith -
2,870,497 (576,375); Robert W. Hebel - 2,863,666 (583,206); and Harry H. Warner
- 3,067,126 (379,746). With respect to the approval of the Plan, 2,527,991 shares were voted for, 689,844 shares were voted against, 172,215 shares abstained from voting and there were 47,822 shares counted as broker non-votes.

                           ALLIED RESEARCH CORPORATION




SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ALLIED RESEARCH CORPORATION

                                       /s/ J. R. Sculley
Date: July 25, 1997                    ---------------------------
                                       J. R. Sculley
                                       Chairman of the Board,
                                       Chief Executive Officer and
                                       Chief Financial Officer