Form 10-Q
period 1997-09-30
ALLIED RESEARCH CORP
filed 1997-10-27
CIK 3952

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

Mark one

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                          September 30, 1997
                                                              ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ________________________

                                                          Commission File Number
                                                                 0-2545
                                                          ----------------------

                           ALLIED RESEARCH CORPORATION
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                            04-2281015
------------------------------                         ------------------------
(State or other jurisdiction of                        (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 750
Vienna, Virginia                                                22182
----------------------------------------                       -------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:              (703) 847-5268

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1997: 4,589,689.

                           ALLIED RESEARCH CORPORATION

                                      INDEX

--------------------------------------------------------------------------------


                                                                                                           PAGE
PART I.           FINANCIAL INFORMATION - UNAUDITED                                                       NUMBER
         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets

                           December 31, 1996 and September 30, 1997.........................................3,4

                  Condensed Consolidated Statements of Earnings

                           Three months and nine months ended September 30, 1997 and 1996.....................5

                  Condensed Consolidated Statements of Cash Flows

                           Nine months ended September 30, 1997 and 1996......................................6

                  Notes to Condensed Consolidated Financial Statements........................................7

         Item 2.  Management's Discussion and Analysis of Financial Condition

                  and Results of Operations..................................................................11

PART II. OTHER INFORMATION...................................................................................12

                           ALLIED RESEARCH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------




                                                           September 30, 1997      December 31, 1996
                                                           ------------------      -----------------
CURRENT ASSETS
   Cash and equivalents, including restricted cash              $19,864                 $32,860
   Accounts receivable                                           17,429                  11,889
   Costs and accrued earnings on uncompleted contracts            8,220                  14,694
   Inventories                                                    4,281                   7,171
   Prepaid expenses and deposits                                  2,704                   3,880
                                                                -------                 -------

           Total current assets                                  52,498                  70,494







PROPERTY, PLANT AND EQUIPMENT - AT COST
   Buildings and improvements                                    11,864                  13,316
   Machinery and equipment                                       28,935                  33,030
                                                                -------                 -------
                                                                 40,799                  46,346
   Less accumulated depreciation                                 29,985                  33,106
                                                                -------                 -------
                                                                 10,814                  13,240
   Land                                                           1,236                   1,412
                                                                -------                 -------
                                                                 12,050                  14,652




OTHER ASSETS
   Intangibles, net of amortization                               5,387                   6,124
   Restricted cash                                                4,050                       -
   Other                                                            968                     678
                                                                -------                 -------
                                                                 10,405                   6,802
                                                                -------                 -------

                                                                $74,953                 $91,948
                                                                =======                 =======

The accompanying notes are an integral part of these statements.

                           ALLIED RESEARCH CORPORATION

                             (THOUSANDS OF DOLLARS)

                                   LIABILITIES

                                   (UNAUDITED)

--------------------------------------------------------------------------------





                                                             September 30, 1997     December 31, 1996
                                                             ------------------     -----------------
CURRENT LIABILITIES
   Notes payable                                                   $ 3,145               $ 3,318
   Current maturities of long-term debt                              3,679                14,099
   Accounts and trade notes payable                                  6,899                18,571
   Accrued liabilities                                               5,463                 4,702
   Customer deposits                                                 8,092                10,935
   Income taxes                                                      1,586                   805
                                                                   -------               -------

           Total current liabilities                                28,864                52,430



LONG-TERM OBLIGATIONS
    Long-term debt, less current maturities                          6,175                 7,443
    Customer deposits                                                4,050                    -
                                                                   -------               -------

                                                                    10,225                 7,443


DEFERRED INCOME TAXES                                                  599                   628




STOCKHOLDERS' EQUITY
   Common stock, par value, $.10 per share; authorized
      10,000,000 shares; issued and outstanding, 4,589,689
      in 1997 and 4,443,092 in 1996                                    459                   444
   Capital in excess of par value                                   11,947                10,846
   Retained earnings                                                23,668                17,482
   Accumulated foreign currency translation adjustment                (809)                2,675
                                                                   -------               -------
                                                                    35,265                31,447
                                                                   -------               -------

                                                                   $74,953               $91,948
                                                                   =======               =======

The accompanying notes are an integral part of these statements.

                           ALLIED RESEARCH CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------



                                                          Three months ended                  Nine months ended
                                                             September 30,                      September 30,
                                                       ---------------------------         ------------------------
                                                        1997                1996            1997             1996
                                                       -------             -------         -------          -------
REVENUE                                                $27,774             $17,547         $82,169          $64,078

COST AND EXPENSES
    Cost of sales                                       22,290              13,206          64,577           48,930
    Selling and administrative                           3,286               2,672           9,715            9,795
    Research and development                               321                 488           1,004            1,262
                                                       -------             -------         -------          -------
                                                        25,897              16,366          75,296           59,987
                                                       -------             -------         -------          -------

           Operating income                              1,877               1,181           6,873            4,091

OTHER INCOME (DEDUCTIONS)
    Interest expense                                      (438)               (825)         (1,558)          (2,365)
    Interest income                                        327                 781             771            1,512
    Other - net                                            323                (438)            830             (669)
                                                       -------             -------         -------          -------
                                                           212                (482)             43           (1,522)
                                                       -------             -------         -------          -------

           Earnings before income taxes                  2,089                 699           6,916            2,569

INCOME TAXES                                               193                 178             729              761
                                                       -------             -------         -------          -------

           NET EARNINGS                                $ 1,896             $   521         $ 6,187          $ 1,808
                                                       =======             =======         =======          =======

NET INCOME  PER COMMON SHARE                           $   .42             $   .12         $  1.37          $   .41
                                                       =======             =======         =======          =======

WEIGHTED AVERAGE NUMBER OF SHARES                    4,566,509           4,437,438       4,524,085        4,430,136

The accompanying notes are an integral part of these statements.

                           ALLIED RESEARCH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                    Nine months ended
                                                                                       September 30
                                                                                --------------------------
Increase (decrease) in cash and equivalents                                       1997              1996
                                                                                --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                                 $  6,187          $ 1,808
   Adjustments to reconcile net earnings to net cash (used in)
      operating activities

        Depreciation and amortization                                              1,474            1,337
        Changes in assets and liabilities
           Accounts receivable                                                    (5,784)          (3,741)
           Costs and accrued earnings on uncompleted contracts                     4,709           (2,841)
           Inventories                                                             2,040           (1,225)
           Prepaid expenses and other assets                                         458             (164)
           Accounts payable, accrued liabilities and customer deposits           (10,382)           3,289
           Income taxes                                                              609              475
                                                                                --------          -------

              Net cash (used in) operating activities                               (689)          (1,062)

CASH FLOWS (USED IN) INVESTING ACTIVITIES
   Capital expenditures                                                             (505)            (267)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of long-term debt                                           (8,549)          (5,879)
   Net increase in long-term borrowings                                            4,050                -
   Net increase (decrease) in short-term borrowings                                 (299)             801
   Stock option/stock plan                                                           962               87
   Deposits - restricted cash                                                     (4,050)           5,664
                                                                                --------          -------

              Net cash (used in) provided by financing activities                 (7,886)             673

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                          (3,915)          (2,459)
                                                                                --------          -------

              NET (DECREASE) IN CASH AND CASH EQUIVALENTS                        (12,995)          (3,115)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                         32,859           15,744
                                                                                --------          -------

CASH AND EQUIVALENTS AT END OF PERIOD                                           $ 19,864          $12,629
                                                                                ========          =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
   Cash paid during the period for
      Interest                                                                  $    700          $   689
      Taxes                                                                          500              455

The accompanying notes are an integral part of these statements.

                           ALLIED RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets as of September 30, 1997 and December 31, 1996, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at September 30, 1997 and 1996 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended September 30, 1997 and 1996 are not necessarily indicative of the operating results for the full year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

    The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and the Company's wholly-owned subsidiaries, Mecar, S.A. (a Belgian Company), Allied Research Corporation Limited (a United Kingdom Company) and Barnes & Reinecke, Inc. (a Delaware Corporation).

    Mecar, S.A.'s wholly-owned Belgian subsidiaries include, Sedachim, S.I., Tele Technique Generale, I.D.C.S., N.V., and VSK Electronics N.V. and its wholly-owned subsidiaries, Classics, B.V.B.A. Detectia, N.V. and Belgian Automation Units, N.V., (collectively "The VSK Group").

    Significant intercompany transactions have been eliminated in consolidation.

                           ALLIED RESEARCH CORPORATION

                               SEPTEMBER 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 3 - RESTRICTED CASH

    Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets, until the customer accepts delivery. In addition, under the term of Barnes & Reinecke's letter of credit facility with its bank, deposits of $4,050 are also restricted. Cash deposits totaling approximately $19,844 as of September 30, 1997 and $20,166 at December 31, 1996, are restricted or pledged as collateral for various bank agreements as shown below:

                                                                                            1997              1996
                                                                                          --------          --------
                Cash
                  Credit facility and related term loan agreements                         $15,794           $18,382
                  Other bank guarantees and letters of credit                                   -              1,734
                                                                                           -------           -------
                                                                                            15,794            20,116
                Deposits - restricted cash - long-term
                  Letter of credit facility                                                  4,050                -
                                                                                           -------           -------

                                                                                           $19,844           $20,116
                                                                                           =======           =======



NOTE 4 - INVENTORIES

    Inventories are composed of raw materials and supplies.

NOTE 5 - NOTES PAYABLE

    Barnes & Reinecke has a $3,500 revolving line-of-credit agreement which has an outstanding balance of $500 at September 30, 1997. The outstanding borrowings under the former line were $250 at December 31, 1996. Barnes & Reinecke was also obligated on a $438 term loan, with a balance due of $433 at September 30, 1997, which matures April 30, 2002 and bears interest at prime plus 1 1/2. Formerly, there were two bank notes payable of $500 each which had a total balance due of $661 at December 31, 1996. Borrowings are secured by assets, as defined in the agreement, and are guaranteed by Allied. The agreement contains covenants requiring the maintenance of certain financial ratios and other matters.

    Mecar has a line-of-credit agreement with a foreign bank which has a balance of $2,234 at September 30, 1997 and there was no balance outstanding at December 31, 1996. The line is secured by a cash deposit pledge of approximately $1 million.

                           ALLIED RESEARCH CORPORATION

                               SEPTEMBER 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 6 - CREDIT FACILITIES

    The Company is obligated under several agreements with its current and former banking pools comprised of foreign banks that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The agreements provide for certain bank charges and fees as the line is used, plus a fee of approximately 2% of guarantees issued. As of September 30, 1997, guarantees of $11,418 and $6,638 remain outstanding under the current and former agreements, respectively.

    Guarantees under the prior agreement as at September 30, 1997 are secured by deposits of $4,374, plus the proceeds from a term loan of $3,307 established to collateralize the agreement. Guarantees under the current agreement are collateralized by deposits of $5,060. Amounts outstanding are also collateralized by pledges of approximately $27,000 on Mecar's assets, letters of credit and certain funds received under the contracts financed. Both Agreements provide for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and the payment of bank fees and charges.

    Guarantees and other instruments issued on its behalf by other banks which approximate $618 at September 30, 1997, are collateralized by $135 of time deposits.

    The Company is also obligated under a $6,300 letter of credit facility agreement established by Barnes & Reinecke with its bank, against which it has drawn $4,500 at September 30, 1997, that is collateralized by the proceeds from customer deposits and other deposits.

NOTE 7 - LONG-TERM FINANCING

    Mecar is obligated on a twenty year $5,000 mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $600 and matures in 2004. The Company is also obligated on several mortgages on The VSK Group's buildings which has a balance of approximately $1,200 at September 30, 1997. The mortgages are payable in annual installments of approximately $250 plus interest.

    Scheduled annual maturities of long-term obligations as of September 30, 1997 are approximately as follows:

                           Year                   Amount
                           ----                   ------

                           1998                  $3,679
                           1999                   1,300
                           2000                   1,100
                           2001                   1,100
                           2002                   1,000
                        Thereafter                1,675

                           ALLIED RESEARCH CORPORATION

                               SEPTEMBER 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

    The Company's provision for income taxes differs from the anticipated combined federal and state statutory rates due to foreign net operating loss carryovers and earnings from foreign subsidiaries.

    The Company's Belgian subsidiaries have unused net operating losses of approximately $4,000 at September 30, 1997, which under Belgian law cannot be carried back but may be carried forward indefinitely.

    As of September 30, 1997, the Company had unused foreign tax credit carryforwards of approximately $700 which expire through 2000.

    Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $23,000 at September 30, 1997. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

NOTE 9 - EARNINGS PER SHARE

    Stock options outstanding have not been included in the per share computation because there would not be a material effect on earnings per share.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               SEPTEMBER 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

    The Company conducts its business through its wholly-owned subsidiaries:
    Mecar, S.A., ("Mecar"), a Belgian corporation, and its subsidiaries, Sedachim, S.I., as well as Tele Technique Generale, I.D.C.S., N.V., VSK Electronics, N.V., and its wholly-owned subsidiaries, Classics, B.V.B.A., Detectia, N.V. and Belgian Automation Units, N.V. (collectively "The VSK Group"); Barnes & Reinecke, Inc., ("Barnes") a Delaware corporation, headquartered in Illinois; and Allied Research Corporation Limited, ("Limited") a U.K. Company; this discussion refers to the financial condition and results of operations of the Company on a consolidated basis.

    SALES
    -----

    Revenue for the first nine months of 1997 was $82,169, a 28% increase from the comparable period in 1996, principally due to Mecar's increase in revenue. Mecar revenue was $63,203, up 51% compared to the period ended September 30, 1996. Barnes revenues was $6,827, down 33% compared to the same period in 1996 principally due to delay in receipt of contracts from the U.S. Government and its security business. Barnes received approximately $21 million of funded and unfunded contracts through the beginning of October. The VSK Group's revenue for the first nine months of 1997 was $12,139 compared to $13,085 in 1996 . The decrease is principally due to the strength of the U.S. dollar as sales increased by 7% over the same period last year in Belgian francs. Limited did not have operating revenue this period or in last year's comparable period.

    Revenue for the quarter ended September 30, 1997 was $27,774, a 58% increase from revenue for the quarter ended September 30, 1996. Mecar recognized revenue of $25,744 for the quarter ended September 30, 1997, a 240% increase over the quarter ended September 30, 1996. Barnes' revenue of $2,031 for the quarter ended September 30, 1997 constituted a 31% decrease over the quarter ended September 30, 1996; The VSK Group's revenue of $3,641 for the quarter ended September 30, 1997 decreased 14% over the quarter ended September 30, 1996, primarily due to the currency rate fluctuations.

    The increase in Mecar's revenue during the first nine months of 1997 resulted principally from the substantial order received by Mecar in the first quarter of 1997. While Mecar continues to attempt to broaden its revenue base, almost all of the orders received in calendar year 1997 have been from or for the benefit of its principal customers (i.e., $115 million of the $118 million orders received through September 30, 1997). Barnes' principal source of revenue in the first nine months of 1997 was from a 1996 contract for the benefit of a foreign country. Barnes has entered into several teaming agreements with large, original equipment manufacturers in pursuit of U.S. Government and foreign-based business. These efforts resulted in approximately $2.5 million of the new awards in late September, 1997 and direct orders of $18 million in early October.

    RESULTS OF OPERATIONS
    ---------------------

    The Company recognized a profit for the first nine months of 1997 of $6,187, compared with a profit of $1,808 for the first nine months of 1996. The improvement is principally attributable to increased revenue at Mecar and increased profit margins achieved by The VSK Group. The $1,896 profit earned by the Company for the three month period ended September 30, 1997 was substantially in excess of the $521 profit earned by the Company in the third quarter of 1996.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

                               SEPTEMBER 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

    BACKLOG
    -------

    As of September 30, 1997, the Company's backlog was $136 million compared with $121 million at June 30, 1997 and $79 million at December 31, 1996. In early October, 1997, Barnes' received $18 million of new orders.

    Mecar's backlog at September 30, 1997 was $104 million, which includes a $29 million contract received at the end of September, 1997 from one of its principal customers, compared with $95 million as of June 30, 1997.

    Barnes' backlog as of September 30, 1997 was $17 million compared with $12 million as of June 30, 1997.

    The backlog of The VSK Group as of September 30, 1997 was $15 million compared with $14 million as of June 30, 1997.

    OPERATING COSTS AND EXPENSES
    ----------------------------

    Cost of sales for the first nine months of 1997 was $64,577 or 79% of sales as compared to $48,930 or 76% for the first nine months of 1996. Cost of sales for the quarter ended September 30, 1997 was $22,290 or 80% of sales compared to 75% of sales for the same period the previous year. The percentage increase is primarily due to the product mix.

    Selling and administrative expenses were approximately $9,715 or 12% of revenues for the nine months ended September 30, 1997 as compared to $9,795 or 15% for the nine months ended September 30, 1996. Selling and administrative expenses for the quarter ended September 30, 1997 were $3,286 or 12% of sales compared to 15% of revenue for the same period in the previous year. The increase in cost for the third quarter reflects increased expenditures in business development and marketing activities.

    RESEARCH AND DEVELOPMENT
    ------------------------

    Research and development expenses were 1% of sales for the nine month period and 1% of sales for the three month period ended September 30, 1997 as compared with 2% for the nine month period in 1996 and 3% for the three month period in 1996. This decrease is due to increased revenue and spending reductions.

    OPERATING RESULTS
    -----------------

    Operating income was $6,873 for the first nine months of 1997 (or 8.4% of revenue). This compares with operating income of $4,091 for the nine months ended September 30, 1996. During the third quarter of 1997, the Company had operating income of $1,877 (or 6.7% of revenue) compared with operating income of $1,181 for the quarter ended September 30, 1996. The improved results are primarily attributable to increased amounts of revenue at Mecar.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

                               SEPTEMBER 30, 1997

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

    INTEREST EXPENSE
    ----------------

    Interest expense for the nine months ending September 30, 1997 was $1,558, compared with $2,365 for the nine months ended September 30, 1996. Similarly, interest expense was $438 for the three month period ended September 30, 1997 and $825 for the same period in 1996 due to decreased levels of borrowing.

    INTEREST INCOME
    ---------------

    Interest income decreased for the three months period ending September 30, 1997 and for the first nine months of 1997 over the comparable periods in 1996 as a result of decreased levels of cash.

    OTHER - NET
    -----------

    For the three and nine months ended September 30, 1997 and 1996, Other - Net is primarily comprised of net currency gains and losses, resulting from foreign currency transactions.

    LIQUIDITY AND CAPITAL RESOURCES
    -------------------------------

    During the first nine months of 1997 and throughout 1996, Allied funded its operations principally with internally generated cash and credit facilities required for foreign government contracts. At September 30, 1997, the Company had unrestricted cash (i.e., cash not required by the terms of the bank agreement to collateralize contracts) of approximately $2,290, as compared with approximately $4,072 at June 30, 1997.

    Mecar continues to provide credit facilities required for each substantial new order by extensions of its credit facility with its bank pool.

    As of September 30, 1997, Barnes was obligated pursuant to its bank facility on a $438 term loan and for $4,500 of letters of credit issued by its bank.

    Accounts receivable at September 30, 1997 increased over December 31, 1996 by $5,540 and cost and accrued earnings on uncompleted contracts decreased by $6,474 from 1996 as a result of shipments of contracts in process. Inventories also decreased by $2,890 due to increased levels of production. Current liabilities decreased by $23,566 from December 31, 1996 levels as a result of decreased customer deposits and payments on current maturities of long-term debt and other current obligations.

    Long-term debt (including current maturities thereof) as of September 30, 1997, increased by approximately $2,782 from December 31, 1996 as a result of $4,050 of long-term customer advances supporting Barnes' line-of-credit facility.

    In summary, working capital was approximately $23,634 at September 30, 1997, which is an increase of $5,570 from December 31, 1996.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS--CONTINUED

                               SEPTEMBER 30, 1997

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

                                        ALLIED RESEARCH CORPORATION

                                        /s/ J. R. Sculley
                                        -----------------------------
Date:  October 27, 1997                 J. R. Sculley
                                        Chairman of the Board,
                                        Chief Executive Officer and
                                        Chief Financial Officer