Form 10-K
period 1997-12-31
ALLIED RESEARCH CORP
filed 1998-03-31
CIK 3952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the fiscal year ended                                 Commission file number
    December 31, 1997                                             0-2545
    -----------------                                             ------

                           ALLIED RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                               04-2281015
          --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

8000 Towers Crescent Drive
Suite 750
Vienna, Virginia                                                    22182
------------------                                                  -----
(Address of principal executive offices)                          (Zip Code)

Allied's telephone number, including area code: (703) 847-5268
Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock - Par Value $.10
                          -----------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X     No
                                     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. X
                                                      ---

         State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 11, 1998:

       Common Stock - Par Value $.10                         $57,468,361

The number of shares of registrant's Common Stock outstanding as of March 11, 1998, was 4,703,169.

Item 1.  Business.

General.
--------

         Allied Research Corporation ("Allied") was incorporated in 1962 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988. Allied's business is primarily conducted through its subsidiaries, MECAR S.A. ("MECAR"), Barnes & Reinecke, Inc. ("BRI"), Allied Research Corporation Limited ("Limited") as well as a group of Belgian corporations acquired in 1994 and 1995 lead by VSK Electronics, S.A., Teletechnique Generale, S.A. and IDCS, S.A. (collectively, the "VSK Group"). MECAR is located in Petit-Roeulx-lez-Nivelles, Belgium; BRI is headquartered in Arlington Heights, Illinois and has operations in East Moline, Illinois and Troy, Michigan; Limited is located in the United Kingdom; and the VSK Group operates from several different locations in Belgium.

Description of Business.
------------------------

Allied.
-------

         Allied provides management and marketing services to its subsidiaries. Allied also provides export licensing and freight forwarding services for its subsidiaries.

MECAR.
------

         MECAR develops, designs, manufactures and sells ammunition and light weapons for infantry use. Substantially all of MECAR's revenues are derived from the sale of ammunition which is used with weapons that are generally considered defensive weapons. From time to time, MECAR provides system integration services pursuant to which it purchases and resells weapon systems and/or ammunition.

         MECAR designs, develops and manufactures a wide variety of ammunition, grenades and rockets in the medium caliber, artillery, anti-tank and anti-personnel categories. The following are the principal products produced and sold by MECAR:

                  Mortar Ammunition. The 81mm family of mortar ammunition has recently been modernized to compete with the latest generation of this product line. Production quantities of this latest version have already been manufactured and delivered to MECAR customers. The 120mm family is a state of the art ammunition for standard field mortars and for the increased performance turreted AMS mortar. The entire family of this ammunition is presently undergoing qualification with the US Army, together with the 120mm AMS LAV-M(S) system. This system is capable of direct as well as indirect fire. The MECAR ammunition is the only one so far developed that has been designed to perform in the AMS weapon high pressure and acceleration environment.

                  90mm Weapon Systems for Light Armored Vehicles. MECAR has developed and produces complete families of ammunition that include APFSDS, HE, SMK and HESH rounds for COCKERILL Mk II and III and ENGESA EC-90, and DEFA F1 guns. Over 2000 of these guns are standard equipment of light APCs in the Far East and Sout America alone. In the last three years, these families of ammunition have been improved to meet the highest standards of safety and performance.

                  The 90mm KENERGA Weapon System has been jointly developed by COCKERILL MECHANICAL SYSTEMS ("CMI") and MECAR to provide the modern APC with anti-tank punch similar to that of tanks equipped with 105mm guns, without sacrifice to the range, mobility and maintainability of the light APC. In this partnership CMI is responsible for the weapon and MECAR for the ammunition. The ammunition family includes the APFSDS, HESH and SMK versions with their corresponding training rounds. Qualification of this system by the US Army is anticipated to start in 1998. The system is already under production for other customers.

                  Tank Ammunition. MECAR produces the entire range of 105mm rounds of its own design and which perform to NATO requirements, for use in the

US M68, UK L7 and French CN105F1 guns. These include the APFSDS, HEAT, HESH and SMK, with their corresponding training rounds. Additionally, it has produced under license the US Army M393A2 HEP-T and M724A1 TPDS-T rounds for the Belgian Army. MECAR also produces 100mm APFSDS rounds for friendly pro western clients in the Far East.

         Artillery Ammunition. MECAR has produced 155mm HE, SMK(WP) and ILLUMINATING rounds for various clients. It is currently producing 155mm M107 HE projectiles for a European client.

                  Medium Caliber Round. The 25mm APFSDS-T ammunition round is MECAR's entry into the medium caliber arena.

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

                  84mm SAKR Recoilless Rifle. MECAR developed and manufactures this recoilless rifle and its associated family of ammunition. The SAKR fills the gap between rifle grenades and the 90mm family of guns and ammunition. The SAKR ammunition (HEAT, HE-T and HE-TP-T) is also interoperable with existing 84mm systems.

                  Hand Grenades. MECAR manufactures the M72 controlled fragmentation hand grenade.

BRI.
----


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

Limited.
--------

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

VSK Group.
----------

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

Geographic Areas and Industry Segments.
---------------------------------------

         See Note U to Allied's consolidated financial statements for information concerning the geographic areas and industry segments of Allied which information is incorporated herein by reference.

Market and Customers.
---------------------

         Allied derives the principal portion of its revenues from direct and indirect sales to foreign governments, U.S. Government agencies and prime contractors, primarily on fixed price contracts. The addition of the VSK Group adds a non-military component to company-wide operations. Two agencies of a foreign government and another foreign government accounted for approximately 64%, 6% and 10% in 1997, 42%, 10% and 19% in 1996, and 31%, 12% and 27% in 1995,
of Allied's revenues. During 1997, 1996 and 1995, Allied derived approximately 5%, 11% and 17%, respectively, of its annual revenue from U.S. Government agencies and contractors. The VSK Group accounted for approximately 12%, 17% and 28% of Allied's 1997, 1996 and 1995 revenues, respectively.

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

         In 1997, MECAR received a foreign military sale contract from the U.S. Government for the manufacture of ammunition for the benefit of a foreign government. It is anticipated that MECAR may receive additional foreign military sales contracts. Such contracts are subject to termination for convenience or upon default.

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

Marketing.
----------

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

In addition, BRI participates in various trade shows and advertises in trade journals. In 1997, BRI entered into various teaming agreements pursuant to which BRI will be relying upon the marketing efforts of its teaming partners.

         The marketing activities of the VSK Group are handled principally by its staff of sales personnel. Marketing activities outside of Belgium are conducted by independent distributors. In addition, the VSK Group advertises in trade journals and participates in trade shows.

Research and Development.
-------------------------

         The development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 1997, 1996 and 1995, MECAR expended $794,370, $857,434 and $1,039,631, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems.

         BRI conducts research and development under contract to both government and commercial clients. Generally, full-size prototypes are supplied where the research and development requirement calls for a working model or unit.

         The business of the VSK Group requires continuous investment in research and development to update and enhance the security systems. The VSK Group employs a staff of design engineers specialized in the field of both electronic hardware and software. During 1997, 1996 and 1995 the VSK Group expended $694,026, $888,885 and $954,363, respectively, on research and development.

Suppliers and Materials.
------------------------

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

Backlog.
--------

         As of December 31, 1997 and December 31, 1996, Allied had backlog orders believed to be firm, after giving effect to the percentage of completion method of accounting, of approximately $92.8 million and $79.6 million, respectively. The backlog of orders as of December 31, 1997 are expected to be substantially filled in 1998 and the first half of 1999.

Competition.
------------

         The munitions business is highly competitive. MECAR has a number of competitors throughout the world, including the United States. Many of its competitors are substantially larger companies with greater capital resources and experience. Many of its competitors have existing relationships with governments and countries in which MECAR markets its products. For example, many countries will only acquire ammunition and other military items from vendors located in said countries. In many other countries, it is important to have an independent marketing representative. Competition is mainly based upon accessibility of potential markets, technical expertise, quality, capabilities of the product and price.

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

Personnel.
----------

         As of January 31, 1998, Allied, MECAR, BRI and the VSK Group had 448 permanent employees as follows:

         ALLIED
         ------
         Salaried employees                            5
         Part-time employees                           1

         MECAR
         -----
         Technical and salaried employees             47
         Hourly workers                              201
         Technical consultants                         3

         BRI
         ---
         Salaried employees                           64
         Hourly employees                             25

         VSK Group
         ---------
         Technical salaried employees                 63
         Hourly workers                               39

         The classification of employees noted above for MECAR and the VSK Group is in accordance with Belgian law.

Patents.
--------

         MECAR holds a number of patents in many countries and with varying expiration dates covering certain of its products. Allied does not believe there is a threat of a material loss of revenue with the expiration of any of these patents.

Environmental Regulations.
--------------------------

         Allied does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position.

Principal Customers.
--------------------

         MECAR has historically received a large percentage of its revenue from two (2) agencies of a foreign government. Contract awards from these agencies have generally increased since 1994, although below the levels received in the 1991-1993 timeframe. BRI receives a substantial portion of its business from and/or through the U.S. Government.

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

         Throughout 1997, MECAR operated at an average of 85% of productive capacity of its facility, assuming the operation of 3 shifts. MECAR is currently operating at full productive capacity including use of some temporary personnel.

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

         Capital expenditure programs for equipment planned in 1998 will require funding of approximately $1.5 million.

Item 3.  Legal Proceedings.

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to Allied's business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

         There were no matters submitted to a vote of security holders of Allied during the fourth quarter of 1997.

                                     PART II

Item 5.  Market for Stock and Related Security Holder Matters.

Market Information.
-------------------

         Allied's Common Stock has been listed for trading on the American Stock Exchange ("AMEX") since September 15, 1992. Its AMEX trading symbol is ALR. Its media listing is under the symbol Allied Rsrch. The table below shows the high and low sales prices of Allied's Common Stock during 1997 and 1996 (as reported by AMEX):

         1997                              High             Low
                                           ----             ---

         1st Quarter                     $ 10-1/2         $ 5-7/8
         2nd Quarter                        9-9/16          7-1/4
         3rd Quarter                       13-5/8           8-3/8
         4th Quarter                       15-13/16        10-5/8

         1996                              High             Low
                                           ----             ---

         1st Quarter                      $5-3/8           $3-1/2
         2nd Quarter                       7-1/2            3-1/2
         3rd Quarter                       6-1/4            4-1/2
         4th Quarter                       6-1/2            4-7/8

Stockholders.
-------------

         There were approximately 1,613 holders of record of the Common Stock of Allied as of March 11, 1998.

Dividends.
----------

         Allied paid a 5% stock dividend on November 6, 1992 to holders of record of its Common Stock on October 15, 1992. Cash was paid in lieu of the issuance of fractional shares. There have been no dividends declared or paid by Allied in 1993-1997. The banking agreements of MECAR restrict the ability of such subsidiary to transfer funds to Allied as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Selected Financial Data.

         The following selected financial data relates to Allied's consolidated financial position and results of operations for 1997, 1996, 1995, 1994 and 1993:

                         1997       1996       1995        1994        1993
                         ----       ----       ----        ----        ----

                    (000's omitted except per share amounts)

Revenues               $134,484   $103,660   $ 65,769    $ 69,847    $147,097

Net earnings (loss)       8,565      4,805     (2,013)    (10,941)      7,995

Earnings (loss)
per share:
  Basic                    1.88       1.08       (.46)      (2.49)       1.73
  Diluted                  1.85       1.08       (.46)      (2.49)       1.73

Total assets             99,501     91,948     94,253     107,386     163,591

Long-term debt
obligations and
redeemable preferred
stock                    11,162      7,443     28,435      14,108      19,218

Cash dividends
declared per
common share               --         --         --          --          --

         NOTE: During 1993, Allied changed its method of accounting for income taxes as a result of the adoption of FASB 109. This change did not have a significant effect on the comparability of the above selected financial data. See Notes A and P to the accompanying financial statements for Allied. All per share amounts have been restated consistent with the provision of FASB 128, which became effective in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------

         Allied provides management services to its subsidiaries. Allied's consolidated statements have eliminated all significant intercompany transactions. The following discussion refers to the financial condition, liquidity and results of operations of Allied on a consolidated basis unless otherwise stated. All dollars are in millions except per share amounts.

         Allied earned a net profit of $8.56 ($1.88 per share - basic) for 1997 compared to a net profit of $4.81 ($1.08 per share - basic) for 1996 and compared with a net loss of $2.01 ($.46 per share - basic) for 1995. Diluted earnings per share were $1.85, $1.08 and ($0.46) in 1997, 1996 and 1995, respectively. In 1997 and 1996, each of Allied's operating subsidiaries earned a profit.

Trends In Operations
--------------------

         Allied had one of its most profitable years in 1997, largely fueled by the continued resurgence of MECAR's overseas military business. Approximately 80% of Allied's 1997 revenues was contributed by MECAR, principally from its traditional customer base.

         Management's continued attempts to broaden its revenue base was overshadowed in 1997 by MECAR's extraordinary performance. MECAR experienced a surge in revenues from its traditional customer base as a result of substantial orders received in 1996 and 1997, including an $84 order received in early 1997. Almost all of the new orders received by MECAR in 1997 were for the benefit of its principal customers. This trend has continued in early 1998 as nearly all of the $69.5 new orders received to date in 1998 have been for the benefit of such principal customers.

         The VSK Group continues to supply a steady stream of commercial sector revenues and earnings. In 1997, the VSK Group contributed approximately $1.1 in profits and $16.4 in revenues. The 6.8% profit margin achieved by the VSK

Group in 1997 exceeded the 4.5 % profit margin earned in 1996.

         BRI's profitability was based in large part on revenues from a large contract for the benefit of a foreign government. In 1997, BRI entered into several teaming arrangements with U.S.-based firms to pursue both domestic and international business. It is anticipated that BRI's future prospects will depend in large part on the success of such teaming arrangements and its ability to secure other large contracts.

         Allied commenced 1998 with a consolidated backlog of approximately $92.8 compared with a consolidated backlog at the beginning of 1997 of $79.6. MECAR began 1998 with a backlog of approximately $65.8 compared with a 1997 beginning backlog of $49.4. VSK began 1998 with a backlog of approximately $12.7 compared with a 1997 beginning backlog of approximately $14.5. BRI's beginning backlog in 1998 was $14.3 compared with a 1997 beginning backlog of $15.6.

         The future prospects for Allied depend largely on MECAR's ability to continue to obtain large orders on a periodic basis and Allied's ability to successfully continue its expansion into commercial business segments.

         MECAR's core business has been excellent in the past few years. Much of this business has been for ammunition for MECAR's traditional customers. Further, such customers have tentatively agreed to purchase two (2) new weapon systems. MECAR has received and processed an order for training rounds of ammunition for one of such systems and anticipates receipt of a similar order for training rounds for the other system. If such systems are fully developed and acquired by these customers, MECAR should be in a position to receive substantial orders for ammunition for these systems. However, MECAR has historically experienced substantial periods during which it has received few or no orders from these customers. Most of these negative cycles were caused by customers' budget constraints. Such customers depend heavily on oil sales for their revenue. The recent drop in oil prices may have the effect of delaying future MECAR orders or potentially leading to a future negative cycle.

         During the last year, management successfully focused on increasing the profit margins of the VSK Group's security services business. Management is in the process of examining alternative methods to increase the revenue base of the VSK Group's business. Such alternatives include but are not limited to expanding the VSK Group's distributor network and/or growing the VSK Group by acquisition. Management desires to increase its non-defense business with the twin goals of having (i) a larger commercial business base to reduce future volatility of the defense business and (ii) a sufficient commercial component of revenues and profits to cause the investment community to cease valuing Allied's stock solely as a defense company.

Trends In Liquidity And Capital Resources
-----------------------------------------

         Allied's liquidity improved in 1996 as a result of the profitable operations experienced in the last of half of 1995 and throughout 1996, and such liquidity continued to improve throughout 1997. No liquidity problems are forecast for 1998 in view of Allied's existing backlog, particularly the backlog accumulated at MECAR. In the longer term, Allied's liquidity will continue to depend upon its ability to obtain substantial orders from its traditional customer base and the success of its efforts to broaden its revenue base.

         The Company has investigated the ability of the parent company and its subsidiaries to address potential Year 2000 issues. The Company has determined that its major internal and external systems are or are in the process of being upgraded to be Year 2000 compliant. The impact of these issues will not have a material adverse effect on the Company's liquidity or operations.

Liquidity.
----------

         Allied's liquidity increased in 1997, principally as a result of profitable operations at each operating unit. Working capital was approximately $25.1 at December 31, 1997, which is an increase of $7.1 from the December 31, 1996 level. Allied's current working capital is required for operations and to support credit facility agreements.

         Accounts receivable at December 31, 1997 increased from December 31, 1996 by $28.8 due to substantial shipments of products at the end of 1997. Costs and accrued earnings on uncompleted contracts decreased by $6.9 from 1996 as a result of shipments at 1997 year-end. Inventory levels and prepaid expenses were essentially the same at the end of calendar years 1997 and 1996. Current liabilities decreased slightly from 1996 levels. Accounts payables increased in 1997 over 1996 by $16.1 primarily due to orders completed and shipped at the end of 1997. Current liabilities decreased slightly from 1996 levels.

         During 1997, 1996 and 1995, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts.

         Except for modest lines of credit to support certain of its operations, Allied's ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from operations. Given the relative size of the operations of its subsidiaries, Allied's continued ability to generate sufficient cash flow remains dependent principally upon the operations of MECAR and the VSK Group.

         MECAR typically obtains relatively large orders for its ammunition and weapon systems which require credit facilities to provide import letters of credit, advance payment guarantees and performance bonds. These needs have been met in the last few years via agreements with a multi-member foreign bank pool, supplemented by a term loan supplied by some of the bank pool participants (the "Term Loan") and a partial guarantee by the regional government in Belgium (the "Walloon Region"). The Term Loan was provided solely to support the Walloon Region guarantee. Given MECAR's improved financial performance, the Walloon Region did not extend its guarantee to the credit accommodations required to support the contracts awarded to MECAR in 1997 and the Term Loan was paid off.

         The current credit facility was revised in 1997 and again in early 1998. As has been the case in recent years, the bank pool must agree to extend such facility to new orders as they are received by MECAR. While management believes that it will be able to finance additional MECAR contracts using the bank pool structure, there can be no assurance that such financing will be provided.

         The credit facility and other loan agreements continue to impose certain restrictions on MECAR. MECAR's obligations were collateralized at December 31, 1997 by base cash deposits of $8.7 and a pledge on MECAR's assets of $23. The bank agreement further precludes MECAR from making payments to any company in the Allied group in excess of $2.4 per year until MECAR has unrestricted cash of not less than $6.7. MECAR's obligations under the bank agreement are also supported by a guarantee provided by Allied.

         MECAR also has a secured line of credit facility with a maximum availability of $0.8. Such line of credit was unused at December 31, 1997.

         MECAR has a mortgage loan with a foreign bank which had an outstanding balance of approximately $3.8 at December 31, 1997. Principal and interest payments on the mortgage loan extend through January, 2004.

         BRI operated throughout 1997 from cash generated from operations supplemented by a credit facility. The credit facility consists of a $3.5 line of credit (which permits advances based upon BRI eligible accounts receivable) as well as a cash collateralized letter of credit facility. At December 31, 1997, the line of credit had an outstanding balance of $1.7. Allied has guaranteed BRI's obligations under the above-described credit facility.

         The VSK Group operated throughout 1997 primarily from cash generated from operations. The VSK Group is obligated on several mortgages and other long term obligations with December 31, 1997 balances aggregating $2.2.

Capital Resources.
------------------

         Allied spent $1.4 in 1997 on capital equipment as compared with $1.07 in 1996 and $2.92 in 1995, respectively. The expenditures in 1997 were primarily for facility upgrades and computer equipment. Management currently anticipates that it will spend approximately $1.5 on capital expenditures in 1998, principally for additional upgrades to the MECAR facilities and equipment.

Results of Operations.
----------------------

         Allied had revenues of $134.5 in 1997 as compared to $103.7 in 1996 and $65.8 in 1995, respectively. Allied earned a profit of $8.56 in 1997 compared with a profit of $4.81 in 1996 and a compared to loss of $2.01 in 1995.

         The following table sets forth, for the years ended December 31, 1997, 1996 and 1995, certain items from Allied's consolidated statements of operations expressed as a percentage of revenue:

                                        1997         1996         1995
                                        ----         ----         ----

Revenue                                100.0%       100.0%       100.0%

Costs and Expenses
  Cost of sales                         80.9         75.9         75.9
  Selling and administrative            10.7         15.1         24.0
  Research and development               1.1          1.7          3.2
  Restructuring charge                    .7           --           --

           Operating income (loss)       6.6          7.3         (3.1)

Other income (deductions)
  Interest income                         .8          1.9          2.7
  Interest expense                      (1.4)        (3.3)        (4.6)
  Other - net                            1.1         (0.4)         3.0

           Earnings (loss) before
           income taxes                  7.1          5.5         (2.0)
Income taxes                              .7          0.9          1.1

           Net earnings (loss)           6.4          4.6         (3.1)

Revenues
--------

         Revenues for 1997 increased $30.8 or 29.7% as compared to 1996. Revenues at MECAR increased by approximately 50% over the prior year due to increased business from MECAR's traditional customer base. The $84 order received by MECAR in early 1997 included a $44 systems integration component. In 1997, revenues at the VSK Group decreased approximately 8.4% under 1996 levels primarily due to currency fluctuations (if currency fluctuations are eliminated, 1997 VSK Group revenues increased 6% over 1996 levels). Revenues at BRI decreased 9.3% from 1996 levels.

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

Cost of Sales
-------------

         Cost of sales as a percentage of sales for 1997 was approximately 81% compared with 76% for each of 1996 and 1995.

Selling and Administrative Expenses
-----------------------------------

         Selling and general administrative expenses in 1997 were $1.2 (or 7.8%) less than those incurred in 1996.

         Selling and general administrative expenses in 1996 were slightly less than those incurred in 1995.

Research and Development
------------------------

         Research and development costs incurred in 1997 decreased by $0.26, or approximately 14.8% under 1996 levels due to lower expenditures at MECAR.

         Research and development costs incurred in 1996 decreased by $0.34, or 16.3% under 1995 levels due to lower expenditures at MECAR.

Restructuring Costs
-------------------

         Restructuring charges to MECAR, principally comprised of workforce reductions, of approximately $.98 were incurred in 1997. Such charges were incurred to reduce employment levels at MECAR.

Interest Income
---------------

         Interest income decreased in 1997 by $.89, or 46% below 1996 levels principally due to reduced cash levels principally resulting from repayment of the Term Loan.

         Interest income increased in 1996 by $0.15, or 8.9% over 1995 levels principally due to improved cash flow and corresponding levels of cash.

Interest Expense
----------------

         Interest expense decreased in 1997 by $1.6, or 46.5% from the amount incurred in 1996 as a result of a decrease in bank debt and credit facility fees.

         Interest expense increased in 1996 by $0.42, or 13.7% over the amount incurred in 1995 as a result of an increase in the Term Loan and a change in reporting of bank charges.

Other - Net
-----------

         Allied experienced a $1.5 gain in 1997, largely due to net currency gains.

         Allied had a loss of $0.38 in 1996, largely due to net currency losses.

Income Taxes
------------

         The 1997 effective tax rate was 10.1% primarily due to the utilization of tax loss carryforwards. The balance of the foreign operating loss carryforwards at MECAR are expected to be utilized in 1998 and it is anticipated that some 1998 MECAR earnings will become subject to Belgian tax at the 40.7% statutory rate.

         The 1996 effective tax rate was 15.6% primarily due to the utilization of tax loss carryforwards.

Net Earnings (Loss)
-------------------

         The Company had a $8.56 profit in 1997 compared with a $4.81 profit in 1996. All operating units earned a profit in 1997.

         The Company had a $4.81 profit in 1996 compared with a $2.01 loss in 1995. All operating units earned a profit in 1996.

                                    PART III

Item 10.  Directors and Executive Officers of Allied.

Directors.
----------

         The following are the directors of Allied:

         J. R. Sculley, age 57, became a director of Allied in 1991. He has served as president and chief operating officer of Allied since April, 1992, and was named chairman of the board and chief executive officer in December, 1992. He is also a director of MECAR, BRI and Limited. Between 1989 and April, 1992, Mr. Sculley was Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, and, prior thereto, was Assistant Secretary of the Army (Research, Development and Acquisition).

         Clifford C. Christ, age 50, became a director of Allied in 1993. He has been the president and chief executive officer of NavCom Defense Electronics, Inc., a defense electronics company, since 1988.

         Earl P. Smith, age 59, became a director of Allied in 1993. Mr. Smith has been a principal of Earl Smith & Associates, a defense consulting firm, since 1990. During 1990 he was vice president-commercial operations of Management Services Corporation, a subsidiary of Lear Siegler Corp., and from 1986 to 1990 he was vice president - marketing and contracts of Management Services Corporation.

         Robert W. Hebel, age 74, became a director of Allied in early 1996. Throughout the last five years, Mr. Hebel has been a private investor.

         Harry H. Warner, age 62, became a director of Allied in early 1996. Throughout the last five years, Mr. Warner has been a self-employed financial consultant, investor and real estate developer. He is also a director of Chesapeake Corporation and Pulaski Furniture Corporation.

Executive Officers.
-------------------

         The following are the executive officers of Allied:

         J. R. Sculley, age 57, was elected chairman of the board and chief executive officer of Allied in December, 1992, and has served as Allied's president and chief operating officer since April, 1992. He served as Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, from 1989 to April, 1992, and previously was Assistant Secretary of the Army (Research, Development and Acquisition). Mr. Sculley also serves as a director of MECAR, BRI and Limited.

         W. Glenn Yarborough, Jr., age 57, was elected vice president of Allied in January, 1995. Since February, 1993, Mr. Yarborough has served as vice president of Services. Previously, he served as director of business development of Grumman Corporation, a defense company. Mr. Yarborough also serves as a director of BRI and the VSK Group.

Item 11.  Executive Compensation

Compensation of Directors and Executive Officers
------------------------------------------------

         The following table sets forth information concerning all compensation paid for services rendered in all capacities to Allied and its subsidiaries during the years ended December 31, 1997, 1996 and 1995, by the chief executive officer of Allied and by other executive officers of Allied whose total annual salary and bonus exceeds $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                       LONG TERM COMPENSATION
                                                                       ----------------------
                           ANNUAL COMPENSATION                         Awards        Payouts
                    ---------------------------------                -------------------------
                                                          Other                                                 All
Name                                                      Annual     Restricted     Securities                 Other
and                                                       Compen-    Stock          Underlying     LTIP        Compen-
Principal                                                 sation     Award(s)       Options/       Payouts     sation
Position             Year    Salary($)    Bonus($)(1)     ($)        ($)            SARs (#)       ($)         ($)
---------            ----    ---------    --------        -------    ----------     --------       -------     ------
J.R.                 1997    $245,000     $120,000
Sculley,             1996    $245,000     $100,000                                   15,000
Chief                1995    $235,000
Executive
Officer

W. Glenn             1997    $180,500     $108,000
Yarborough,          1996    $168,000     $ 90,000                                   27,600
Jr., Vice            1995    $144,500
President

---------------
(1) Messrs. Sculley and Yarborough were awarded bonuses of $120,000 and $108,000, respectively, for 1997 performance, payable in 1998 in stock and/or cash and $100,000 and $90,000, respectively, for 1996 performance payable in 1997 in stock and/or cash. In each of March, 1998 and 1997, Mr. Sculley was awarded 5,548 shares of stock and cash bonuses of $53,424 and $44,420. Mr. Yarborough was awarded 9,000 shares of Company stock in each of March, 1998 and 1997. The shares issued in March, 1998 had a market value of $12.00 per share on the date of grant; the shares issued in March, 1997 had a market value of $10.00 per share on the date of grant.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                           and FY-End Option/SAR Value

                                                                                Number of
                                                                                Securities                Value of
                                                                                Underlying                Unexercised
                                                                                Unexercised               In-the-Money
                                                                                Options/SARS at           Options/SARs at
                                                                                FY-End (#)                FY-End ($)(1)

                                    Shares Acquired    Value                    Exercisable/              Exercisable/
Name                                on Exercise (#)    Realized ($)             Unexercisable             Unexercisable
----                                ---------------    ------------             -------------             -------------
J.R. Sculley                              4,880          $25,010                22,520/43,600            $94,689/$213,847

W. Glenn Yarborough, Jr.                 19,200          $92,625                14,000/8,400             $58,632/$72,979

---------------------
(1) Based on the closing price of the Company's stock of $12.4375 on December 31, 1997.

Director Compensation
---------------------

         Directors who are employees of Allied receive no additional compensation for serving as a director. Each non-employee director (an "Outside Director") is compensated for services as a director, including as a member of committees of the Board, in accordance with the Allied Research Corporation Outside Directors Compensation Plan (the "Directors Compensation Plan") by which Allied pays each of its Outside Directors $1,000 per month during such Outside Director's tenure and awards 1,000 shares of Allied's Common Stock to each individual who serves as an Outside Director on each July 1. In addition, Outside Directors are compensated (a) $1,000 for each Board meeting in excess of four (4) personally attended during each calendar year, (b) $500 for each committee meeting attended which is not held in conjunction with a Board meeting, and (c) $250 for each teleconference Board meeting in excess of two (2) in which a director participates during each calendar year.

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

         In 1991, the Board of Directors of Allied adopted the Allied Research Corporation Outside Directors Stock Option Plan (the "Directors Option Plan") by which Allied may grant options for up to 208,000 shares of Allied's Common Stock to its Outside Directors (which amount includes the 5% stock dividend paid on November 6, 1992). None of the options granted pursuant to the Directors Option

Plan are intended to qualify as incentive stock options under Sections 422 through 424 of the Internal Revenue Code. The purpose of the Directors Option Plan is to advance the interests of Allied by providing its Outside Directors with financial incentives in the form of non-statutory stock options in order to attract, retain and motivate such Outside Directors. Options for 15,000 shares each were granted under the Directors Option Plan in 1996 to Messrs. Scott, Christ, Smith, Hebel and Warner; no such options were awarded in 1997.

Employment Contracts and Change-In-Control Arrangements
-------------------------------------------------------

         J. R. Sculley and Allied have entered into an Employment Agreement (the "Sculley Agreement") which extends through July 31, 1998. In consideration for his services as an officer of Allied and as a director of Allied and each of its subsidiaries, Mr. Sculley is entitled to receive an aggregate sum of not less than $245,000 per calendar year. The Sculley Agreement further provides that upon the death or disability of Mr. Sculley, the Company will make installment payments to or for the benefit of Mr. Sculley in an amount not to exceed $250,000.

         W. Glenn Yarborough, Jr. and Allied have entered into an Employment Agreement (the "Yarborough Agreement") which extends through July, 1998, and is automatically renewable from year to year thereafter unless either Allied or Mr. Yarborough gives the other timely notice of its or his intent not to renew. Mr. Yarborough is entitled to receive base compensation of $183,000 per calendar year. The Yarborough Agreement further provides that in the event Mr. Yarborough ceases to serve in any capacity as an officer of the Company as a result of a voluntary or involuntary termination within a period of twelve (12) months following a change in control, Mr. Yarborough shall be entitled to a lump sum payment equal to the aggregate amount of compensation payable to Mr. Yarborough throughout the remaining term of the Yarborough Agreement.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         The Compensation Committee of Allied during the fiscal year ended December 31, 1997 consisted of Messrs. Earl P. Smith, Robert W. Hebel and Harry
H. Warner. None of such individuals has served as an officer or employee of Allied nor is there any other relationship between any member of the Compensation Committee and Allied which is required to be disclosed under applicable regulations.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following information is furnished as of March 1, 1998, with respect to any person who is known to Allied to be the beneficial owner of more than five percent (5%) of its Common Stock:

                                            Amount and
Title                                       nature of
of                Name and address of       beneficial             Percent of
class             beneficial owner          ownership              class(1)
--------          ----------------          ----------             ----------

Common            Fidelity Low-Priced       454,000                   9.5%
                  Stock Fund/Fidelity       Owned directly
                  Management &
                  Research Company
                  82 Devonshire Street
                  Boston, MA  02109

Common            Dimensional Fund          270,200                   5.7%
                  Advisors, Inc.(2)         Owned directly(2)
                  1299 Ocean Avenue
                  11th Floor
                  Santa Monica, CA  90401

--------------------------

(1) Based upon 4,649,721 shares of common stock outstanding plus 140,670 shares which may be acquired within 60 days pursuant to outstanding stock options.

(2) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 270,200 shares, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors, Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

         The following information is furnished as of March 1, 1998, with respect to the beneficial ownership by management of Allied's Common Stock:

                                          Amount and
Title                                     nature of
of       Name of                          beneficial          Percent of
class    beneficial owner                 ownership(1)        class(2)
-----    ----------------                 ------------        ----------

Common   Harry H. Warner                    10,000                 *
                                            Owned
                                            directly

Common   Earl P. Smith                      16,110                 *
                                            Owned
                                            directly

Common   Clifford C. Christ                 25,000                 *
                                            Owned
                                            directly

Common   Robert W. Hebel                    17,000                 *
                                            Owned
                                            directly

Common   J. R. Sculley                      122,804               2.6%
                                            Owned
                                            directly

Common   W. Glenn Yarborough, Jr.           58,649                1.3%
                                            Owned
                                            directly

Common   All executive officers             249,563               5.2%
         and directors as a                 Owned
         group (6)                          directly

*Less than 1%

-------------------------

(1) Includes 14,000 shares which may be acquired by Mr. Smith, 18,200 shares which may be acquired by Mr. Yarborough and 43,720 shares which may be acquired by Mr. Sculley within 60 days pursuant to outstanding stock options.

(2) Based upon 4,649,721 shares of common stock outstanding plus 140,270 shares which may be acquired within 60 days pursuant to outstanding stock options.


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

(a)(1)   Financial Statements:
         ---------------------

                  Report of Independent Certified Public               F-3
                  Accountants

                  Consolidated Balance Sheets at December 31,          F-4
                  1997 and 1996

                  Consolidated Statements of Operations for            F-6
                  the three years ended December 31, 1997

                  Consolidated Statements of Stockholders'             F-7
                  Equity for the three years ended

                  December 31, 1997

                  Consolidated Statements of Cash Flows                F-8
                  for the three years ended December 31, 1997

                  Notes to Consolidated Financial Statements           F-10

(a)(2)   Financial Statement Schedules:
         ------------------------------

         The following financial statement schedules are included in Part IV of this report:

                  (a)(2)(a) As of December 31, 1997 and 1996
                               and for the three years ended
                               December 31, 1997:

                               Schedule I - Condensed                  F-33
                               Financial Information of
                               Allied

                               Schedule II - Valuation                 F-36
                               and Qualifying Accounts

(a)(3)   Exhibits:
         ---------

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

                                    (a) Amendment to Amended and Restated By-
                                        Laws adopted by the Board of Directors
                                        in September, 1996

                  Exhibit 10 -

                                    (a) Executive Employment Agreement between
                                        Allied Research Corporation and J. R.
                                        Sculley (Incorporated by reference from
                                        Form 8-K filed in April, 1992)

                                    (b) Executive Employment Agreement between
                                        Allied Research Corporation and W. Glenn
                                        Yarborough, Jr. (Incorporated by
                                        reference from Form 10-K filed in March, 1995.)

                  Exhibit 21 - List of Subsidiaries                    E-3

                  Exhibit 23 - Consent of Independent Certified        E-4
                                   Public Accountants

(b)      Reports on Form 8-K:
         --------------------

                  No reports on Form 8-K were filed during the fourth quarter of 1997.

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

Date:  March 24, 1998

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

Date:  March 24, 1998

                                 * * * * * * * *


                                       /s/ J. R. Sculley

By (Signature and Title). . . . . . . . .  . . .  . . .  . . . .
                                      J. R. Sculley, Director

Date:  March 24, 1998

                                 * * * * * * * *

                                       /s/ Clifford C. Christ

By (Signature and Title). . . . . . . . .  . . .  . . .  . . . .
                                       Clifford C. Christ, Director

Date:  March 24, 1998

                                 * * * * * * * *

                                       /s/ Earl P. Smith

By (Signature and Title). . . . . . . . .  . . .  . . .  . . . .
                                       Earl P. Smith, Director

Date:  March 24, 1998

                                 * * * * * * * *

                                       /s/ Robert W. Hebel

By (Signature and Title). . . . . . . . .  . . .  . . .  . . . .
                                      Robert W. Hebel, Director

Date:  March 24, 1998

                                 * * * * * * * *

                                       /s/ Harry H. Warner

By (Signature and Title). . . . . . . . .  . . .  . . .  . . . .
                                       Harry H. Warner, Director

Date:  March 24, 1998

                                 * * * * * * * *

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

                               DECEMBER 31, 1997



                               FORMING A PART OF
                           ANNUAL REPORT PURSUANT TO
                      THE SECURITIES EXCHANGE ACT OF 1934



                                   FORM 10-K
                                       OF
                          ALLIED RESEARCH CORPORATION

                          ALLIED RESEARCH CORPORATION

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

-------------------------------------------------------------------------------------------------------------------
                                                                                                           Page
Report of Independent Certified Public Accountants                                                          F-3




Consolidated Balance Sheets at December 31, 1997 and 1996                                                   F-4




Consolidated Statements of Operations for the three years ended December 31, 1997                           F-6




Consolidated Statements of Stockholders' Equity for the three years
    ended December 31, 1997                                                                                 F-7




Consolidated Statements of Cash Flows for the three years ended December 31, 1997                           F-8



Notes to Consolidated Financial Statements                                                                  F-10




Schedules as of and for the three years ended December 31, 1997

            Schedule I - Condensed Financial Information of Registrant                                      F-33




            Schedule II -Valuation and Qualifying Accounts                                                  F-36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Allied Research Corporation

We have audited the accompanying consolidated balance sheets of Allied Research Corporation and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Research Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

We have also audited the consolidated financial statement schedules listed on the accompanying index at Item 14(a)(2). In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

/s/ GRANT THORNTON LLP
______________________
BALTIMORE, MARYLAND
MARCH 6, 1998

                          ALLIED RESEARCH CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

-------------------------------------------------------------------------------

                                                      ASSETS
                                                                       1997                  1996
                                                                     ----------           ----------
CURRENT ASSETS
   Cash and equivalents, including restricted cash
      (notes A, C and F)                                            $16,420,943          $32,859,478
   Accounts receivable (notes A, D and F)                            40,649,726           11,889,785
   Costs and accrued earnings on
      uncompleted contracts (note A)                                  7,804,344           14,694,117
   Inventories (notes A and F)                                        6,965,666            7,171,007
   Prepaid expenses and deposits                                      4,094,190            3,879,723
                                                                     ----------           ----------

           Total current assets                                      75,934,869           70,494,111



PROPERTY, PLANT AND EQUIPMENT - AT COST
   (notes A and H)
      Buildings and improvements                                     11,714,475           13,231,477
      Machinery and equipment                                        28,778,285           33,030,014
      Leasehold improvements                                            118,927               85,028
                                                                     ----------           ----------
                                                                     40,611,687           46,346,519
      Less accumulated depreciation                                  30,259,311           33,106,026
                                                                     ----------           ----------
                                                                     10,352,376           13,240,493
      Land                                                            1,208,013            1,411,659
                                                                     ----------           ----------
                                                                     11,560,389           14,652,152

OTHER ASSETS
   Deposits (notes C, F and H)                                        6,414,419                    -
   Intangibles, less accumulated amortization of
      $2,783,724 and $1,688,122 in 1997 and 1996,
      respectively (notes A and B)                                    5,028,390            6,123,992
   Other                                                                562,572              677,906
                                                                     ----------           ----------
                                                                     12,005,381            6,801,898
                                                                     ----------           ----------

                                                                    $99,500,639          $91,948,160
                                                                     ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          ALLIED RESEARCH CORPORATION

                                  DECEMBER 31,

-------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       1997                 1996
                                                                     ----------          ----------
CURRENT LIABILITIES
   Notes payable (note E)                                          $  1,720,000        $  3,317,438
   Current maturities of long-term debt                               1,280,736          14,099,171
   Accounts payable                                                  34,656,335          18,571,110
   Accrued liabilities                                                4,747,291           4,311,407
   Accrued losses on contracts (note G)                                 572,279             390,125
   Customer deposits                                                  6,993,756          10,934,488
   Income taxes                                                         847,563             805,970
                                                                     ----------          ----------

           Total current liabilities                                 50,817,960          52,429,709



LONG-TERM DEBT, less current maturities (note H)                      5,311,564           7,443,436


ADVANCE PAYMENTS ON CONTRACTS (note C)                                5,850,000                   -


DEFERRED INCOME TAXES (notes A and P)                                   626,660             628,374


CONTINGENCIES AND COMMITMENTS (notes I, J, M and N)                           -                   -


STOCKHOLDERS' EQUITY (note L)
   Preferred stock, no par value; authorized, 10,000
      shares; none issued                                                     -                   -
   Common stock, par value, $.10 per share; authorized
      10,000,000 shares; issued and outstanding, 4,608,221
      in 1997 and 4,443,092 in 1996                                     460,822             444,309
   Capital in excess of par value                                    12,100,521          10,846,303
   Retained earnings                                                 26,046,271          17,481,483
   Accumulated other comprehensive income (loss)                     (1,713,159)          2,674,546
                                                                     ----------          ----------
                                                                     36,894,455          31,446,641
                                                                     ----------          ----------

                                                                    $99,500,639         $91,948,160
                                                                     ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          ALLIED RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            YEARS ENDED DECEMBER 31,

-------------------------------------------------------------------------------

                                                        1997               1996                 1995
                                                    -------------    ---------------         -----------
REVENUE (note M)                                     $134,483,750       $103,660,137         $65,768,907

COST AND EXPENSES
   Cost of sales                                      108,775,629         78,658,573          49,896,794
   Selling and administrative                          14,422,923         15,647,951          15,758,673
   Research and development                             1,488,396          1,746,319           2,087,278
   Restructuring costs (note R)                           977,267               -                   -
                                                    -------------    ---------------         -----------
                                                                                -
                                                      125,664,215         96,052,843          67,742,745
                                                    -------------    ---------------         -----------

           Operating income (loss)                      8,819,535          7,607,294          (1,973,838)

OTHER INCOME (DEDUCTIONS)
   Interest income                                      1,033,599          1,921,864           1,770,278
   Interest expense                                    (1,846,697)        (3,451,066)         (3,034,537)
   Other - net (note O)                                 1,519,505           (381,379)          1,968,478
                                                    -------------    ---------------         -----------
                                                          706,407         (1,910,581)            704,219
                                                    -------------    ---------------         -----------

           Earnings (loss) before income taxes          9,525,942          5,696,713          (1,269,619)

INCOME TAXES (NOTES A AND P)                              961,154            891,230             743,652
                                                    -------------    ---------------         -----------

           NET EARNINGS (LOSS)                     $    8,564,788    $     4,805,483         $(2,013,271)
                                                    =============     ==============          ==========

EARNINGS (LOSS) PER SHARE (NOTE S)
   BASIC                                                    $1.88              $1.08               $(.46)
                                                             ====               ====                ====

   DILUTED                                                  $1.85              $1.08               $(.46)
                                                             ====               ====                ====



The accompanying notes are an integral part of these statements.

                          ALLIED RESEARCH CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------



                                                                                         Capital
                                                Preferred stock      Common stock       in excess
                                                 no par value      $.10  par value    of par value   Retained earnings
                                              -----------------  ------------------   ------------   -----------------
BALANCE AT DECEMBER 31, 1994                             -             $439,845        $10,658,174       $14,689,271
  Common stock awards                                    -                  300             10,950                 -
  Employee stock purchase plan purchases                 -                2,061             76,171                 -
  Comprehensive income (loss)
    Net loss for the year                                -                    -                  -       (2,013,271)
    Currency translation adjustment                      -                    -                  -                -
  Total comprehensive income (loss)                      -                    -                  -                -
                                              ------------             --------        -----------      -----------

BALANCE AT DECEMBER 31, 1995                             -              442,206         10,745,295       12,676,000
  Common stock awards                                    -                  903             40,479                -
  Employee stock purchase plan purchases                 -                1,200             60,529                -
  Comprehensive income (loss)
    Net earnings for the year                            -                    -                  -        4,805,483
    Currency translation adjustment                      -                    -                  -                -
  Total comprehensive income (loss)                      -                    -                  -                -
                                              ------------             --------        -----------      -----------

BALANCE AT DECEMBER 31, 1996                             -              444,309         10,846,303       17,481,483
  Common stock awards                                    -                5,275            516,185                -
  Employee stock purchase plan purchases                 -               11,238            738,033                -
  Comprehensive income (loss)
    Net earnings for the year                            -                    -                  -        8,564,788
    Currency translation adjustment                      -                    -                  -                -
  Total comprehensive income (loss)                      -                    -                  -                -
                                              ------------             --------        -----------      -----------

BALANCE AT DECEMBER 31, 1997                             -             $460,822        $12,100,521      $26,046,271
                                              ============              =======         ==========       ==========

                                                     Accumulated
                                                 other comprehensive
                                                   income (loss)
                                               ----------------------       Total
                                                  foreign currency       stockholders'
                                               translation adjustment       equity
                                               ----------------------    --------------
BALANCE AT DECEMBER 31, 1994                        $ 3,910,384         $29,697,674
  Common stock awards                                         -              11,250
  Employee stock purchase plan purchases                      -              78,232
  Comprehensive income (loss)
    Net loss for the year                                     -                   -
    Currency translation adjustment                     579,699                   -
  Total comprehensive income (loss)                           -          (1,433,572)
                                                    -----------         -----------

BALANCE AT DECEMBER 31, 1995                          4,490,083          28,353,584
  Common stock awards                                         -              41,382
  Employee stock purchase plan purchases                      -              61,729
  Comprehensive income (loss)
    Net earnings for the year                                 -                   -
    Currency translation adjustment                  (1,815,537)                  -
  Total comprehensive income (loss)                           -           2,989,946
                                                    -----------         -----------

BALANCE AT DECEMBER 31, 1996                          2,674,546          31,446,641
  Common stock awards                                         -             521,460
  Employee stock purchase plan purchases                      -             749,271
  Comprehensive income (loss)
    Net earnings for the year                                 -                   -
    Currency translation adjustment                  (4,387,705)                  -
  Total comprehensive income (loss)                           -           4,177,083
                                                    -----------         -----------

BALANCE AT DECEMBER 31, 1997                        $(1,713,159)        $36,894,455
                                                     ==========          ==========


The accompanying notes are an integral part of these statements.

                          ALLIED RESEARCH CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

Increase (decrease) in cash and equivalents                          1997               1996                1995
                                                                -------------      -------------       -------------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
   Net earnings (loss) for the year                              $  8,564,788       $  4,805,483        $ (2,013,271)
   Adjustments to reconcile net earnings (loss) to
      net cash from (used in) operating activities
        Depreciation and amortization                               2,645,995          3,093,534           2,751,867
        Loss (gain) on sale of fixed assets                             2,874               (250)             (8,381)
        Deferred income taxes                                       1,148,753           (590,419)            376,550
        Provision for estimated losses on contracts                   (80,012)            (4,036)         (1,178,475)
        Gain on sale of securities                                    (11,684)                 -                   -
        Common stock awards                                           521,460             41,382              11,250
        Changes in assets and liabilities
           Accounts receivable                                    (30,952,448)         7,874,015           2,746,237
           Cost and accrued earnings on
              uncompleted contracts                                 4,937,582        (9,142,340)           2,709,185
           Inventories                                               (803,742)        (1,413,524)           (983,917)
           Prepaid expenses and other assets                         (840,140)        (2,798,161)         (1,451,796)
           Accounts payable and accrued liabilities                18,611,804          2,015,448         (12,291,397)
           Customer deposits                                       (2,458,936)         1,917,475           7,959,923
           Income taxes                                               110,020            441,852            (552,009)
                                                                 ------------       ------------        ------------
                                                                   (7,168,474)         1,434,976              89,037
                                                                 ------------       ------------        ------------

                Net cash provided by (used in)
                   operating activities                             1,396,314          6,240,459          (1,924,234)

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
   Capital expenditures                                            (1,342,320)        (1,066,889)         (2,920,728)
   Proceeds from sale of fixed assets                                       -                250             183,470
   Purchase of restricted investments                              (8,216,235)                 -                   -
   Proceeds from sale of restricted investments                     1,813,500                  -                   -
   Payments for acquisitions, net of cash acquired                          -                  -          (1,083,571)
                                                                 ------------       ------------        ------------

                Net cash (used in) investing activities            (7,745,055)        (1,066,639)         (3,820,829)

The accompanying notes are an integral part of these statements.

                          ALLIED RESEARCH CORPORATION

                            YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                                     1997               1996                1995
                                                                -------------      -------------       -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Net increase (decrease) in short-term borrowings                (2,717,150)         2,908,978            (114,514)
   Principal payments on long-term debt                           (12,663,855)       (19,009,160)        (23,979,845)
   Proceeds from issuance of long-term debt                         1,908,449         11,762,981          12,252,705
   Net (increase) decrease in long-term deposits                    5,850,000         18,492,000         (12,092,000)
   Proceeds from employee stock purchases                             749,271             61,729              78,232
                                                                 ------------       ------------        ------------

                Net cash (used in) provided by
                   financing activities                            (6,873,285)        14,216,528         (23,855,422)

Effects of exchange rates on cash                                  (3,216,509)        (2,275,015)          1,738,751
                                                                 ------------       ------------        ------------

                Net (decrease) increase in cash
                   and equivalents                                (16,438,535)        17,115,333         (27,861,734)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                          32,859,478         15,744,145          43,605,879
                                                                 ------------       ------------        ------------

CASH AND EQUIVALENTS AT END OF YEAR                              $ 16,420,943       $ 32,859,478        $ 15,744,145
                                                                 ============       ============        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Cash paid during the year for
      Interest                                                   $  2,681,569      $   3,088,529       $   4,461,871
      Income taxes                                                  2,140,896          1,245,678           1,638,984

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

  Mecar, S.A.'s wholly owned Belgian subsidiaries include, Sedachim, S.I., and the VSK Group of companies, which include Tele Technique Generale, I.D.C.S., N.V. and VSK Electronics N.V. and its wholly-owned subsidiary, Belgian Automation Units, N.V.

  I.D.C.S., N.V. was acquired on May 9, 1995, was accounted for as a purchase, and revenue and results of operations from the date of acquisition have been consolidated.

  The 1995 consolidated financial statements also included Allied's wholly-owned subsidiary ARC Services, Inc. which ceased operations in December, 1995; Mecar's wholly-owned subsidiaries Management Export Services, N.V. which was liquidated in 1995; and Mecar Immobliere S.A., which merged with Mecar effective January 1, 1996; VSK's minority interest in Building Control Services, N.V., which was liquidated, and VSK France, which was also effectively liquidated in December, 1995. In 1996 and 1997, Classics B.V.B.A. and Detectia, N.V. merged into the VSK Group.

  Significant intercompany transactions have been eliminated in consolidation.

  BUSINESS OPERATIONS

  The Companies operate primarily in the United States, Belgium and the United Kingdom. During 1997, seventy-two percent of Allied's business activity is in the development and production of ammunitions and weapons systems in Belgium with sales to customers in Asia, the Middle East and Europe. Seventeen percent of the business activity is developing, manufacturing, distributing and servicing industrial security products in Belgium with industrial customers throughout Europe. Eleven percent of the business activity is providing engineering and technical support services in the United States with the majority of its sales directly or indirectly to United States Military Agencies, other defense contractors foreign governments and industry. A description of the business operations of each company follows.

  Allied provides management services to its wholly-owned subsidiaries. Allied has no direct domestic operating assets or business activity. Allied is currently in the formative steps of establishing a U.S. base for the VSK Group's industrial security products.

  Mecar is primarily engaged in the development and production of ammunitions and weapons systems. Mecar derives substantially all of its revenue from direct and indirect sales to foreign governments, primarily on fixed price contracts.

  BRI provides engineering and technical support services and sells directly and indirectly primarily to United States Military Agencies, other defense contractors, foreign governments and industry.

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

  ARCL, which was formerly engaged in the marketing of military hardware on behalf of Allied, Mecar and BRI, is currently inactive.

  ARC Services, Inc. was formed in 1993, and continued until December 31, 1995, to market and provide demilitarization and environmental clean-up services. ARC Services was involved in certain research and development projects and had no other significant operations since its formation.

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

  DERIVATIVE FINANCIAL INSTRUMENTS

  Derivative financial instruments are utilized by the Company to hedge certain sales and purchase contracts. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

  Currency gains and losses on contracts designated as hedges of foreign currency commitments are deferred and recognized when the related measurement of the related foreign currency transactions is recognized.

  STOCK-BASED COMPENSATION

  Compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company's stock and the time of grant.

  RESEARCH AND DEVELOPMENT

  Costs incurred in research and development activities are charged to operations as incurred.

  WARRANTIES

  The Company grants warranties on certain ammunition products for periods varying from one to five years. Provision is made for estimated losses arising from product warranty claims as incurred. Provision is made for estimated warranty costs on the sale of security systems at the time of the sale.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

  INCOME TAXES

  Income taxes are provided based on the liability method for financial reporting purposes. Deferred and prepaid taxes are provided for on temporary differences in the basis of assets and liabilities which are recognized in different periods for financial and tax reporting purposes.

  EARNINGS PER COMMON SHARE

  Basic earnings per share amounts have been computed based on the average number of common shares outstanding. Diluted earnings per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding options, calculated using the treasury stock method. All prior period per share amounts have been restated to reflect the above policy.

  STATEMENT OF CASH FLOWS

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  RECLASSIFICATIONS

  Certain items in the 1996 and 1995 financial statements have been reclassified to conform to the current presentation.

  NEWLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. The statement establishes revised standards under which an entity must report business segment information in its financial statements. The Company plans to adopt SFAS 131 in the fiscal year beginning January 1, 1998 and does not believe its current segment data will change significantly under the newly adopted standards, which requires reporting on the basis that is used internally for evaluating segment performance.

NOTE B - ACQUISITION

  On May 9, 1995 the VSK Group acquired I.D.C.S., N.V., a Belgian company for approximately $2,972,000. I.D.C.S. manufactures, distributes and services an integrated line of industrial security products.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE B - ACQUISITION - CONTINUED

  The acquisition has been accounted for as a purchase and the purchase price in excess of the net assets acquired has been reflected in intangibles. The financial statements include the result of operations since the date of acquisition. Pro forma financial data for the acquisition prior to the date of acquisition would not have a material affect on reported results.

                                                          I.D.C.S., N.V.
                                                           May 9, 1995
                                                          --------------

  Fair value of tangible assets acquired                     $2,587,000
  Liabilities assumed                                           855,000
                                                             ----------
  Net assets acquired                                         1,732,000
  Purchase price                                              2,972,000
                                                             ----------

  Excess of cost over assets acquired                        $1,240,000
                                                             ==========


NOTE C - RESTRICTED CASH

  Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees place restrictions on certain cash deposits and other liens on Mecar's assets. BRI is also required under the terms of a contract with a foreign government to provide a performance bond and letters of credit. The credit facility agreement used to provide the financial guarantees also places restrictions on cash deposits. VSK has also pledged certain term deposits to secure outstanding bank guarantees.

  Cash of $8,727,186 and long-term cash deposits of $6,414,419 at December 31, 1997 ($20,116,000 of cash at December 31, 1996) are restricted or pledged as collateral for these agreements and other obligations.


NOTE D - ACCOUNTS RECEIVABLE

  Accounts receivable at December 31 are comprised as follows:



                                                                                     1997                  1996
                                                                                  -----------           -----------
        Receivables under U.S. Government contracts and subcontracts
          Amounts billed                                                          $   836,769           $ 1,150,123
          Unbilled amounts due upon completion of contracts,
            recoverable costs and accrued profits                                   3,457,570             2,116,580
                                                                                  -----------           -----------
                                                                                    4,294,339             3,266,703

        Receivables from foreign governments                                       31,322,856             3,154,989
        Commercial and other receivables, less allowance for doubtful
          receivables of $205,350 in 1997 and $364,674 in 1996                      5,032,531             5,468,093
                                                                                  -----------           -----------

                                                                                  $40,649,726           $11,889,785
                                                                                  ===========           ===========

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE D - ACCOUNTS RECEIVABLE - CONTINUED

  Unbilled receivables are comprised of progress billing holdbacks, terminated contracts receivable and other unbilled costs and fees.

NOTE E - NOTES PAYABLE

  In June of 1997, the Company entered into a financing agreement with a domestic bank to provide financing for a contract with a foreign government. The agreement provides for a $3,500,000 line-of-credit, of which $1,720,000 was outstanding at December 31, 1997. Borrowings under a similar line-of-credit were $250,000 at December 31, 1996. The current line-of-credit bears interest at the prime rate (8.5% at December 31, 1997) plus 1.5% and expires at the earlier of the contract completion or November, 1999. Borrowings under the line-of-credit are limited to BRI's eligible accounts receivable, as defined in the agreement.

  Borrowings are secured by BRI's eligible accounts receivable, Allied's guarantee and are subject to covenants requiring the maintenance of certain financial ratios and other provisions.

  At December 31, 1996, short-term loans of $3,067,438, were outstanding with certain banks.

  The Company has a secured line-of-credit of approximately $800,000 with a foreign bank, which was unused at December 31, 1997.

NOTE F - CREDIT FACILITY

  The Company is obligated under various credit agreements (the Agreements) with its foreign banking pool and its domestic bank that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees and bonds issued and annual fees of 1.25% - 1.35% of letters of credit, bonds and guarantees outstanding. As of December 31, 1997, guarantees and performance bonds of $28.6 million remain outstanding.

  Advances under the Agreements are secured by cash of $8,727,186 and long-term cash deposits of $6,414,419. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $23 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.

NOTE G - ACCRUED LOSSES ON CONTRACTS

  The Company has provided for accrued losses of $572,279 at December 31, 1997 ($390,125 at December 31, 1996) in connection with the completion of certain contracts in progress. These contracts are expected to be completed in 1998.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE H - LONG-TERM DEBT

  Long-term obligations as of December 31 consist of the following:

                                                1997            1996
                                            -----------      -----------

      Term loan agreement                    $    -          $11,413,078
      Mortgage loan agreements                4,678,268        6,299,262
      Notes payable bank                        415,449          660,711
      Note payable - I.D.C.S., N.V.               -              189,162
      Other                                   1,498,583        2,980,394
                                              ---------      -----------
                                              6,592,300       21,542,607
      Less current maturities                 1,280,736       14,099,171
                                              ---------       ----------

                                             $5,311,564      $ 7,443,436
                                             ==========      ===========

  TERM LOAN AGREEMENT

  The Company was obligated under a secured term loan agreement with two of the institutions in its foreign banking pool that matured and was paid prior to December 31, 1997.

  MORTGAGE LOAN AGREEMENT

  The Company entered into a mortgage loan agreement in 1986, which was amended in 1994, to partially finance the construction of Mecar's manufacturing and administration facilities in Belgium, which loan has a balance due of $3,831,108 at December 31, 1997. The first principal installment was due in January, 1996 and the loan matures in January, 2004. As amended, the loan is payable in annual principal installments of $512,000 (except for the annual principal installment in the year 2000 which is $1,025,000). The loan bears interest at 8.75% annually and is collateralized by a mortgage on the Company's real estate. The Company is also obligated on several mortgages on the VSK Group's buildings which have a total balance due of $847,160 at December 31, 1997. The mortgages mature at various dates through 2005 in annual installments of approximately $254,000, plus interest at rates ranging from 6.6% to 8.5% per year.

  NOTES PAYABLE BANK

  BRI is obligated on a note payable with a balance of $415,449 at December 31, 1997 which bears interest at the prime rate (8.5% at December 31, 1997) plus 1.5% and matures in May 2002. The note is payable in monthly installments of principal of $5,750 plus accrued interest. The note is secured by the assets of BRI and is guaranteed by Allied. The agreement contains covenants requiring the maintenance of certain financial ratios, among other matters.

  BRI was obligated on two notes payable of $500,000 each to its bank at December 31, 1996, which were repaid on August 14, 1997.

  NOTE PAYABLE  - I.D.C.S., N.V.

  As of December 31, 1996, the Company was obligated to the former owner of I.D.C.S. in connection with the acquisition of I.D.C.S. in the amount of $189,162, which was paid at maturity in June, 1997.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE H - LONG-TERM DEBT - CONTINUED

  OTHER

  The Company is also obligated on various vehicle, equipment and other operating loans. The notes are generally secured by the assets acquired, bear interest at rates ranging from 4.4% to 10.75% and mature at various dates through 2002.

  Scheduled annual maturities of long-term obligations as of December 31, 1997 are as follows:

            Year                                      Amount
            ----                                    ----------

            1998                                    $1,280,736
            1999                                     1,233,386
            2000                                     1,180,671
            2001                                       766,779
            2002                                       828,779
            Thereafter                               1,201,841


NOTE I - BENEFIT PLANS

  In June, 1992, the Board of Directors adopted the Allied Research Corporation Outside Directors Retirement Plan. The plan provides retirement benefits at age 70 to any board member who retires as a director after a minimum of five years of service. A retired director is entitled to receive an amount equal to the monthly cash compensation received prior to retirement for a period equivalent to the time served as a board member. The Board may cease retirement payments for cause and modify or terminate the plan at any time. Currently, two former directors are receiving retirement benefits. The net present value of benefits anticipated to be payable to former directors have been previously accrued and reflected as a charge to earnings.

  In June, 1992, the Board of Directors approved the Officers Nonqualified Deferred Compensation Plan and the Officers Deferred Compensation Grantor Trust. Certain officers of the Company are eligible to participate in the plan, which permits a deferral of a percentage of future base compensation. Amounts deferred will be invested by the Trustee of the Grantor Trust. The Company may terminate the plan at any time. No eligible officers had elected to participate in the plan as of December 31, 1997.

  The Company instituted a retirement savings plan in 1989 which received a favorable determination letter from the Internal Revenue Service. Contributions to the Plan are at the discretion of Company's management. In 1996, the Company began to match participants' contributions at a rate of 25% for each participant dollar contributed up to a maximum of 1% of salary. Matching contributions in 1997 and 1996 were approximately $47,000 and $53,000, respectively. No contributions were made for the year ended December 31, 1995.

  In 1997, the Company also contributed an additional amount of $35,000 to the Plan's profit sharing fund. Additional contributions of 25%, up to a maximum of 1% of salary will be made in 1998.

  Under the terms of labor agreements at its Belgian subsidiaries, the Company contributes to certain governmental and labor organization employee benefit and retirement programs.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE J - CONTINGENCIES AND COMMITMENTS

  Cost-plus contracts, subcontracts, and certain other costs are subject to U.S. Government audit and review. It is not anticipated that adjustments, if any, with respect to determination of reimbursability of costs under cost-plus contracts or subcontracts will have a material effect on the Company's consolidated results of operations or financial position.

  U.S. Government contracts and subcontracts are by their terms subject to termination by the Government or the prime contractor either for convenience or for default.

  At December 31, 1997, Mecar has provided for estimated losses on contracts of $572,279. In addition, Mecar and BRI recognize revenues under fixed price contracts using the percentage of completion method. Estimates of total costs at completion are used to determine the amount of revenue earned. It is likely that actual costs on these contracts will differ from the Company's estimate at completion and losses could exceed the provision established at December 31, 1997.

  The Company enters into foreign exchange contracts in the normal course of business primarily to hedge sales and purchase contracts. These contracts typically mature within twelve months, and forward exchange gains and losses are recognized upon maturity. Contracts with a notional amount of $20,000,000 were outstanding as of December 31, 1997. There were no contracts outstanding at December 31, 1996.

  In connection with its commitment to provide management services to its subsidiaries, the Company has entered into consulting and employment agreements with certain management personnel for these subsidiaries. The Company has also entered into employment agreements and consulting agreements with certain domestic management personnel.

  The Company leases office space, other facilities and equipment under operating leases which expire at various dates through 2001. Certain leases also include escalation provisions for taxes and operating costs. The following is a schedule by year of base rentals due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1997.

                 Year                                  Amount
                 ----                                 --------

                 1998                                 $427,215
                 1999                                  363,516
                 2000                                  212,458
                 2001                                   17,373

  Total rental expense charged to operations approximated $400,000, $421,000 and $444,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company's domestic operations do not provide post employment benefits to its employees. Under Belgian labor provisions, the Company may be obligated for future severance costs for its employees. The Company has provided for known severance costs related to its workforce reduction as part of its restructuring charge (see note R). After giving effect to the workforce reductions, current work loads, expected levels of future operations, severance policies, future severance costs and post employment benefits are not expected to be material to the Company's financial position at this time.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value of the Company's financial instruments and off balance sheet credit obligations are as follows:

                                                                    1997                             1996
                                                        ----------------------------    ----------------------------
                                                         Carrying         Estimated       Carrying        Estimated
                                                          Amount         Fair Value        Amount        Fair Value
                                                        -----------     ------------    ------------    ------------
      Notes payable                                     $ 1,720,000     $  1,720,000    $  3,317,438    $  3,317,000
      Long-term debt, including current maturities        6,592,300        6,592,300      21,542,607      21,543,000
      Off-balance-sheet instruments
        Guarantees and letters of credit                          -       28,586,000               -      20,283,000
        Foreign exchange contracts                                -       20,000,000               -               -

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

  o The carrying amounts of notes payable approximate their fair value because of the short maturity of these obligations.

  o The fair value of long-term debt is estimated based on approximate market prices for the same or similar issues or the current rates offered to the Corporation for debt of the same remaining maturities. The Company believes the aggregate carrying value approximates fair value.

  o Estimated fair values for off-balance-sheet instruments (performance bonds, advance payment guarantees and letters-of-credit) are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience. The fair value of foreign exchange contracts are based on their notional values, since they have short-term maturities at December 31, 1997.

NOTE L - CAPITAL STOCK

  At December 31, 1997, options to acquire 214,770 shares of the Company common stock were outstanding and 848,949 shares were reserved for future issuance under the following plans:

  1997 INCENTIVE STOCK PLAN

  During 1997, the Board of Directors approved and reserved 225,000 shares of common stock for awards to key employees of the Company and its subsidiaries in the form of stock options and stock awards. The Plan is administered by the Compensation Committee of the Board of Directors, and employees of the Company and its subsidiaries who are deemed to be key employees by the Committee are eligible for awards under the Plan. As of December 31, 1997, no awards had been made under the Plan.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - CONTINUED

  1992 ALLIED RESEARCH CORPORATION EMPLOYEE STOCK PURCHASE PLAN

  During 1993, the Board of Directors and shareholders approved and reserved 525,000 shares for the plan. The plan is voluntary and substantially all full-time employees with greater than six months of service are eligible to participate through payroll deductions. The purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. The plan is subject to certain restrictions and the Board may amend or terminate it at any time. During 1997, 1996 and 1995 - 16,553, 12,001 and 20,608 shares, respectively, subject to the plan were issued and $31,978, $9,225 and $11,736 was charged to operations.

  1988 INCENTIVE COMPENSATION PLAN

  The Company has reserved 410,900 shares of common stock for key employees of the Company and its subsidiaries. The plan authorizes the Board to grant incentive stock options, non-statutory stock options, stock appreciation rights, stock awards, restricted stock, performance stock rights and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. As of December 31, 1997, options had been granted for 276,000 shares, which have all been exercised except for 33,020 at prices of $3.75 to $5.125 per share.

  As of December 31, 1997, 94,000 shares of restricted common stock subject to the plan have been awarded. These shares were awarded prior to 1993 and the value of the incentives were charged to operations in the year they were awarded.

  1984 INCENTIVE STOCK OPTION PLAN

  The Company has reserved 315,000 shares of common stock for key employees of the Company and its subsidiaries. The plan, which permitted grants through March 31, 1994, provided that the purchase price shall be no less than the fair market value of a share of common stock of the Company on the date the option is granted, except for those options granted to employees who hold in excess of 10% of the Company's stock, in which case the option price shall be 110% of the fair market value on the date of grant. Options granted can be exercised two years or later from the date of grant and expire at the earlier of thirty days after termination of employment or ten years from the date of grant (five years in the case of an Over-Ten-Percent Stockholder). In March 1995, the Company granted options to two officers and sixteen employees to purchase 217,500 shares at $8.25 per share. These options have restrictions concerning employment for a two-year period and expire in 2004. At December 31, 1997, 144,250 of these options remained outstanding.

  1993 ALLIED RESEARCH CORPORATION OUTSIDE DIRECTORS COMPENSATION PLAN

  During 1993, the Board of Directors and shareholders approved a plan whereby each director is entitled to receive a cash payment of $1,000 per month and an annual grant of 1,000 shares of the Company's common stock while serving as a board member. The Company has reserved 52,400 shares of common stock for the plan which is subject to certain restrictions. The plan will terminate upon the earlier of issuance of all reserved common shares or December 31, 2003. In 1997, 1996 and 1995, the Company granted 4,000, 5,000 and 3,000 shares of common stock subject to the plan and charged $34,000, $26,250 and $11,250, respectively, to operations.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - CONTINUED

  1991 OUTSIDE DIRECTORS STOCK OPTION PLAN

  During 1991, the Board of Directors and shareholders approved and reserved 208,000 shares of common stock for the plan. The Company granted options to purchase a total of 40,000 shares at $2.50 to $4.125 per share. All issued options have been exercised. During 1996, the Company granted additional options to purchase a total of 75,000 shares at $5.125 per share. At December 31, 1997, 37,500 of the options had been exercised.

  OTHER

  Stock grants for 48,746, 3,035 and 37,260 shares of the Company's common stock were made to various employees during 1997, 1996 and 1995. These shares were issued outside of any existing plan and their value ($487,460, $12,125 and $172,812, respectively) was charged to operations.

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

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - CONTINUED

  THE FOLLOWING TABLE SUMMARIZES OPTION ACTIVITY:

                                                                        1997
                                                            -----------------------------
                                                                         Weighted Average      1996           1995
                                                            Shares        Exercise Price      Shares         Shares
                                                            -------      ----------------     -------        -------
      Options outstanding at beginning of year              313,100           $6.76           227,500        227,500
      Options exercised                                     (95,830)           6.02                 -              -
      Options granted                                             -               -           135,600              -
      Options expired                                        (2,500)           8.25           (50,000)             -
                                                            -------            ----           -------        -------


      Options outstanding at end of year                    214,770           $7.08           313,100        227,500
                                                            =======            ====           =======        =======

      Option price range at end of year                       $3.75                             $3.75          $2.75
                                                                to                                to             to
                                                              $8.25                             $8.25          $8.25

      Option price range for exercised shares                 $3.75                                 -              -
                                                                 to
                                                              $8.25

      Options available for grant at end of year            115,300                           112,800        238,400

      Weighted-average fair value of options,
          granted during the year                                 -                             $2.06              -

  THE FOLLOWING TABLE SUMMARIZES OPTIONS OUTSTANDING AT DECEMBER 31, 1997:

                                                                                  Weighted Average
        Number                                          Weighted Average              Remaining
      Outstanding             Exercise Prices            Exercise Prices          Contractual Life
      -----------             ---------------           ----------------          ----------------
        214,770                $3.75 to $8.25                $7.08                      5.42

  The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996: risk free interest rates that range from 5.64% to 5.94%; expected volatility rates that range from 28.91% to 57.98%, and expected lives of 1 to 5 years.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - CONTINUED

  The following table presents the pro forma decrease in income that would have been recorded had the fair values of options granted in each year after 1994 been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

                                        1997        1996       1995
                                      --------    --------   --------

     Pro forma
       Net earnings                    $80,067    $159,697    $  -
       Earnings per share
         Basic                             .01         .03       -
         Diluted                           .02         .03       -

  There were no options granted in 1995

NOTE M - MAJOR CUSTOMERS

  The Company derives the majority of its revenues from foreign governments, direct and indirect sales to U.S. Government agencies and government prime contractors, primarily on fixed price contracts. During 1997, 1996 and 1995, the Company derived approximately 5%, 11% and 17%, respectively, of its revenue from U.S. Government agencies and contractors. Two agencies of a foreign government and another foreign government accounted for approximately 64% , 6% and 10% of revenue in 1997, 42% , 10% , and 19% of revenue in 1996 and, 31%, 12% and 27% of revenue in 1995.

NOTE N - CONCENTRATIONS OF CREDIT RISK

  Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company's customer base. The Company receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers' financial condition. The Company's provision for doubtful accounts for 1997 and 1996 was not significant.

  The majority of ammunition sales are to two agencies of a foreign government and other foreign governments. Mecar's ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, Mecar's business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 1997 and 1996, backlog orders believed to be firm approximated $92.8 and $79.6 million.

  Amounts in foreign banks at December 31, 1997 and 1996 were approximately $14.1 million and $31.8 million, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company's financial position and result of operations since the Company has operations in Belgium and the United Kingdom and sells its products on a worldwide basis.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE O - OTHER - NET

  Other income and expense included in the Company's consolidated statements of operations is comprised as follows:

                                                          1997           1996               1995
                                                       ----------      ---------         ----------
      Net currency transaction gains (losses)          $1,328,195      $(836,254)        $1,284,446
      Miscellaneous - net                                 191,310        454,875            684,032
                                                        ---------       ---------         ---------

                                                       $1,519,505      $(381,379)        $1,968,478
                                                        =========       ========          =========

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

  Earnings (loss) before income taxes is comprised as follows:

                               1997           1996             1995
                           ------------    -----------     -----------

    Domestic               $   (809,173)   $   124,549    $    151,888
    Foreign                  10,335,115      5,572,164      (1,421,507)
                            -----------      ---------      ----------

                           $  9,525,942     $5,696,713     $(1,269,619)
                            ===========      =========      ==========

  The Company's provision for income taxes is comprised as follows:

                               1997           1996             1995
                           ------------    -----------     -----------
  Currently payable
    Domestic                 $  46,614    $   197,299        $ 116,692
    Foreign                    921,336      1,323,619          498,696
                              --------      ---------         --------
                               967,950      1,520,918          615,388
  Deferred - net                (6,796)      (629,688)         128,264
                              --------      ---------         --------

                             $ 961,154    $   891,230        $ 743,652
                              ========      =========         ========

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE P - INCOME TAXES - CONTINUED

  The Company's provision for income taxes differs from the anticipated United States statutory rate. Differences between the statutory rate and the Company's provision are as follows:

                                                         1997         1996            1995
                                                       --------      --------       --------
     Taxes at statutory rate                             34.0%         34.0%         (34.0)%
     Benefit of foreign tax credit carryforward             -          (1.2)          (7.4)
     Foreign tax rate differential, loss limitations,
       and net operating loss benefits                  (27.5)        (18.3)          94.3
     Other                                                3.6           1.1            5.7
                                                         ----          -----          ----

                Income taxes                             10.1%         15.6%          58.6%
                                                         ====          =====          ====

  In 1997, 1996 and 1995, the Company's Belgian subsidiaries utilized approximately $8,529,000, $4,232,000 and $47,000, respectively, of foreign operating loss carryforwards for tax reporting purposes. Unused net operating losses of the Belgian subsidiaries at December 31, 1997 approximate $4,220,000, which under Belgian tax law cannot be carried back, but may be carried forward indefinitely.

  The Company utilized approximately $67,000, and $94,000 of its foreign tax credits in 1996 and 1995, respectively. No foreign tax credits were utilized in 1997. At December 31, 1997, foreign tax credit carryforwards of approximately $455,000 were available which expire through 2000.

  Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $28.6 million at December 31, 1997. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE P - INCOME TAXES - CONTINUED

  Deferred taxes at December 31, 1997 and 1996 are comprised as follows:

                                                                                     1997              1996
                                                                                  -----------       ------------
    Current
      Unrealized exchange (losses) gain                                          $   (48,880)      $     52,158
      Compensated absences                                                           111,000             96,000
      Deferred income                                                                (52,455)            (8,713)
      Other                                                                           73,000             18,000
                                                                                  -----------       ------------

          Current deferred tax asset/liability                                        82,665            202,669

    Noncurrent
      Foreign tax credit carryforwards                                               676,005            790,017
      Foreign and domestic net operating loss carryforwards                        1,776,435          5,345,510
      Depreciation and amortization                                                  124,455            189,656
      Deferred compensation                                                           25,103             45,224
      Unrealized exchange gain                                                      (577,780)          (599,375)
                                                                                  -----------       ------------

          Noncurrent deferred tax asset/liability                                  2,024,218          5,725,808
                                                                                  -----------       ------------

          Total deferred tax asset before valuation allowances                     2,106,883          5,928,477

    Valuation allowances                                                          (2,236,594)        (6,064,997)
                                                                                  -----------       ------------

          Net deferred tax liability                                             $  (129,711)      $   (136,520)
                                                                                  ==========        ===========

  Deferred tax components are included in the following balance sheet accounts:

                                                                 1997              1996
                                                              -----------      -------------
    Current (included in "prepaid expenses and deposits")     $   496,949      $     491,854
    Deferred income taxes                                        (626,660)          (628,374)
                                                               ----------        -----------

                                                              $  (129,711)      $   (136,520)
                                                               ==========        ===========

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

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE R - RESTRUCTURING COSTS

  The Company began implementing a streamlining of its manufacturing, administrative processes and personnel during 1993 at its Belgian subsidiary, Mecar. The Company has continued to implement additional costs reductions and efficiency improvements beyond those initiated in 1993. As a result of changes effected in late 1997, the Company recorded a restructuring charge of $977,267 in the fourth quarter of 1997, principally comprised of workforce reductions, termination costs and benefits. The reductions are expected to produce further efficiencies and reduce the overall level of core employment.


Provisions in 1997                                               $977,267
Cash payments in 1997                                             478,817
                                                                 --------
Restructuring provision at December 31, 1997                     $498,450
                                                                  =======



NOTE S - EARNINGS PER COMMON SHARE

  The following table reconciles the numerators and denominators of the basic and diluted earnings per share (EPS) computations.

                                                                              1997           1996           1995
                                                                           ----------     ----------     -----------
      Basic EPS
        Income (loss) available to common stockholder                      $8,564,788     $4,805,483     $(2,013,271)
                                                                            =========      =========      ==========

        Weighted average number of common shares outstanding                4,543,874      4,432,750       4,408,172

               Basic EPS                                                        $1.88          $1.08          $(0.46)
                                                                                 ====           ====           =====


      Diluted EPS
        Income (loss) available to common stockholders                     $8,564,788     $4,805,483     $(2,013,271)
        Income impact of assumed conversions
                                                                                -              -               -
                                                                            ----------    ----------     -----------
               Income available to common stockholders on a
                 diluted basis                                             $8,564,788     $4,805,483     $(2,013,271)
                                                                            =========      =========      ==========
        Weighted average number of common shares outstanding                4,543,874      4,432,750       4,408,172
        Effect of dilutive securities - stock options                          82,728          5,739           -
                                                                            ----------    ----------     -----------

               Adjusted weighted average number of common
                shares outstanding                                          4,626,602      4,438,489       4,408,172

               Diluted EPS                                                      $1.85          $1.08          $(0.46)
                                                                                 ====           ====           =====


                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE S - EARNINGS PER COMMON SHARE - CONTINUED

  During 1996, options to purchase 71,950 shares at $8.75 a share were outstanding , which were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. During 1995, options to purchase 227,500 shares at prices ranging from $2.75 to $8.25 a share were outstanding, which were not included in the computation of diluted EPS since inclusion of such shares would be antidilutive.

NOTE T - YEAR 2000 COMPUTER SYSTEMS COMPLIANCE

  The Company has made and will continue to make certain expenditures to ensure that its software systems and applications continue to function properly in and after 2000. These expenditures have not been and are not anticipated to be material to the Company's financial position or results of operations.

NOTE U - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

  The Company currently operates in three principal areas: Product sales (Mecar), Engineering and Technical (BRI) and Security Systems and Services (The VSK Group). Product sales includes the production of ammunitions, weapons systems and ordnance products systems integration. Engineering and Technical provides support services primarily to United States Military Agencies and government contractors. Security Systems and Services includes sales and services to industrial and institutional customers of protection, fire and access control systems and services.

  The Company's foreign operations are presently conducted by Mecar and the VSK Group.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE U - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - CONTINUED

  Information by geographic area and industry segment is as follows:


    Geographic Area Data                                        1997                 1996               1995
    --------------------                                    -------------         -----------        -----------
    Net sales to unaffiliated customers
      Belgium (1)                                           $123,916,607        $ 92,023,896         $53,280,097
      France                                                        -                    -             1,054,560
      United States                                           10,567,143          11,636,241          11,434,250
                                                            ------------        ------------         ----------

                                                            $134,483,750        $103,660,137         $65,768,907
                                                             ===========         ===========         ==========

    Operating income (loss)
      Belgium                                               $  8,855,302        $  6,848,251         $  (926,099)
      United Kingdom                                            (212,433)            (91,752)           (626,630)
      France                                                        -                   -               (495,318)
      United States                                              620,453             940,247             598,497
      Corporate                                                 (443,787)            (89,452)           (524,288)
                                                           --------------      --------------        -----------

                                                           $   8,819,535       $   7,607,294         $(1,973,838)
                                                           =============       =============          ==========
    Assets
      Belgium                                              $  83,257,626       $  84,842,298        $84,800,974
      United Kingdom                                             480,608             228,654          1,645,818
      France                                                        -                   -             1,213,227
      United States                                           15,762,405           6,877,208          6,593,254
                                                            ------------       -------------        -----------

                                                           $  99,500,639       $  91,948,160        $94,253,273
                                                            ============        ============         ==========

                                      F-29



(1) INCLUDES EXPORT SALES PRINCIPALLY TO CUSTOMERS IN ASIA/MIDDLE EAST AND EUROPE OF $113,578,000 IN 1997, $72,742,500 IN 1996, $33,212,000 IN 1995.

                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE U - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - CONTINUED


    Industry Segment Data                                      1997                   1996            1995
    ---------------------                                   ------------          ------------      -----------

    Net sales to unaffiliated customers
      Product sales                                         $107,533,415          $ 74,109,952      $36,131,894
      Engineering and technical                               10,549,224            11,636,242       11,354,440
      Security systems and service                            16,401,111            17,913,943       18,282,573
                                                           -------------           -----------       ----------

                                                            $134,483,750          $103,660,137      $65,768,907
                                                             ===========           ===========       ==========

    Operating income (loss)
      Product sales                                         $  7,277,898          $  5,373,053      $ (2,686,686)
      Engineering and technical                                  620,453               650,837           912,048
      Security systems and service                             1,364,971             1,672,856           325,088
      Corporate                                                 (443,787)              (89,452)         (524,288)
                                                            -------------         ------------       ------------

                                                            $  8,819,535          $  7,607,294       $(1,973,838)
                                                             ============          ===========        ===========

    Assets
      Product sales                                         $ 18,317,504          $ 81,334,200        $83,468,399
      Engineering and technical                               13,016,075             5,505,577          5,855,840
      Security systems and service                             2,527,051             3,736,752          4,191,620
      Corporate assets                                         2,640,009             1,371,631            737,414
                                                             ------------          -----------       ------------
                                                            $ 99,500,639          $ 91,948,160        $94,253,273
                                                             ============          ============        ==========

    Capital expenditures
      Product sales                                        $   1,043,058          $    696,699        $ 2,179,864
      Engineering and technical                                  163,963               264,915            310,059
      Security systems and service                               135,299               105,275            430,805
                                                             -----------           -----------       ------------

                                                           $   1,342,320         $   1,066,889        $ 2,920,728
                                                             ===========          ============        ===========

    Depreciation and amortization expense
      Product sales                                        $   2,049,204         $   2,488,189        $ 2,310,195
      Engineering and technical                                  446,602               392,497            222,857
      Security systems and service                               150,189               212,848            218,815
                                                            ------------         -------------       ------------

                                                            $  2,645,995        $    3,093,534        $ 2,751,867
                                                             ===========         =============        ===========




                          ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE V - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                         (Amounts in thousands, except per share data)
                                             ----------------------------------------------------------------
                                               First           Second        Third         Fourth      Total
      1997                                    Quarter          Quarter      Quarter        Quarter    For Year
-------------------------------              ---------        ---------    ---------      ---------  ----------
Revenue                                        $29,765          $24,630      $27,774        $52,315    $134,484

Gross profit                                     5,490            6,618        5,484          7,452      25,044

Net earnings                                     1,984            2,307        1,896          2,378       8,565

Per share data:
  Basic                                            .44              .51          .42            .52        1.88
  Diluted                                          .44              .50          .41            .51        1.85


      1996
----------------
Revenue                                        $23,527          $23,004      $17,547        $39,582    $103,660

Gross profit                                     5,132            5,675        4,341         11,568      26,716

Net earnings                                       636              651          521          2,997       4,805

Per share data:
  Basic                                            .14              .15          .12            .67        1.08
  Diluted                                          .14              .15          .12            .67        1.08




                                                      SCHEDULES

                          ALLIED RESEARCH CORPORATION

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                  DECEMBER 31,

-----------------------------------------------------------------------------------------------------------------

The condensed balance sheets, statements of operations and cash flows of the registrant follow.



               ASSETS

                                                                                       1997              1996
                                                                                   -----------        -----------
Cash and equivalents                                                               $ 2,342,037        $ 1,039,062
Investments in subsidiaries                                                         41,722,046         34,903,082
Deferred tax asset                                                                      25,103             97,382
Deposits and other                                                                     379,158            235,187
                                                                                   -----------         ----------

         Total assets                                                              $44,468,344        $36,274,713
                                                                                    ==========         ==========


         LIABILITIES

Accounts payable and accrued liabilities                                           $ 1,176,115        $   475,208
Due to subsidiaries                                                                  6,348,894          4,264,263
Deferred tax liability                                                                  48,880              -
Income taxes                                                                             -                 88,601
                                                                                    -----------        ----------

         Total liabilities                                                           7,573,889          4,828,072


STOCKHOLDERS' EQUITY
  Common stock                                                                         460,822            444,309
  Capital in excess of par value                                                    12,100,521         10,846,303
  Retained earnings                                                                 26,046,271         17,481,483
  Accumulated other comprehensive
    (loss) income                                                                   (1,713,159)         2,674,546
                                                                                    -----------        ----------
                                                                                    36,894,455         31,446,641
                                                                                    -----------        ----------
                                                                                   $44,468,344        $36,274,713
                                                                                    ==========         ==========

                                      F-33

                          ALLIED RESEARCH CORPORATION

                                (PARENT COMPANY)

                            STATEMENTS OF OPERATIONS

                            YEAR ENDED DECEMBER 31,

---------------------------------------------------------------------------------------------------------------

                                                                    1997               1996             1995
                                                                 ------------       -----------     -----------
Income
  Intercompany management fees                                   $ 2,684,859        $2,652,889      $ 2,505,222
  Other - net                                                        311,587           (77,412)         266,361
                                                                   ----------        ---------        ----------
                                                                   2,996,446         2,575,477        2,771,583

Costs and expenses
  Administrative and other                                         4,512,176         2,878,746        3,115,475
                                                                   ----------        ---------        ----------

         (Loss) before equity in
           operations of subsidiaries                             (1,515,730)         (303,269)        (343,892)

Equity in operations of subsidiaries                               9,855,491         4,959,035        (1,696,176)
                                                                   ----------        ---------        ----------

         Earnings (loss)  before income taxes                      8,339,761         4,655,766        (2,040,068)

Income taxes (benefit)                                              (225,027)        (149,717)          (26,797)
                                                                   ----------        ---------        ----------

         NET EARNINGS (LOSS)                                     $ 8,564,788        $4,805,483       $(2,013,271)
                                                                   =========         =========        ==========



         Earnings (loss) per common share
           Basic                                                       $1.88             $1.08             $(.46)
                                                                        ====              ====              ====

           Diluted                                                     $1.85             $1.08             $(.46)
                                                                        ====              ====              ====

                          ALLIED RESEARCH CORPORATION

                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                            YEAR ENDED DECEMBER 31,

----------------------------------------------------------------------------------------------------------------


Increase (decrease) in cash and equivalents                         1997              1996              1995
                                                                 -----------      -----------        -----------
Cash flows from (used in) operating activities
  Net (loss) earnings for the year                               $ 8,564,789      $  4,805,483       $(2,013,270)
  Adjustments to reconcile net earnings to net cash from
    (used in) operating activities
      Equity in operations of subsidiaries                        (9,855,489)       (4,959,035)        1,696,176
      Depreciation and amortization                                    6,191              -                 -
      Gain on disposal of property and equipment                        -                 (250)             -
      Deferred income taxes                                          146,262          (127,724)           41,904
      Common stock awards and grants                                 521,460            41,382            11,250
  Changes in assets and liabilities
    Due from subsidiaries                                               -              377,095          (329,697)
    Inventories                                                      (96,059)             -                 -
    Accounts receivable                                              (25,665)             -                 -
    Other assets                                                     (36,298)           85,350           133,830
    Due to subsidiaries                                              733,448              -               26,146
    Accounts payable and accrued liabilities                         700,909           269,066           (61,644)
    Income taxes                                                     (88,601)           38,496            (3,308)
                                                                  ----------       -----------       -----------
                                                                  (7,993,842)       (4,275,620)        1,514,657
                                                                  ----------       -----------       -----------

         Net cash provided by (used in) operating activities         570,947           529,863          (498,613)

Cash flows from investing activities
  Capital expenditures                                               (17,243)           (7,250)             -
  Proceeds for sale of property and equipment                           -                  250              -
                                                                  ----------       -----------       -----------

         Net cash (used in) investing activities                     (17,243)           (7,000)             -

Cash flows from financing activities
  Proceeds from employee stock purchase plan shares                  749,271            61,729            78,232
                                                                  ----------       -----------       -----------

           Net increase (decrease) in cash and equivalents         1,302,975           584,592          (420,381)

Cash and equivalents at beginning of year                          1,039,062           454,470           874,851
                                                                  ----------       -----------       -----------

Cash and equivalents at end of year                              $ 2,342,037      $  1,039,062      $    454,470
                                                                  ==========       ===========       ===========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
  Cash paid during the year for
    Income taxes                                                 $   116,692      $    135,000      $    120,000
    Interest                                                            -                 -                 -



                          ALLIED RESEARCH CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------------------------------------


                                                             Additions
                                                  -------------------------------
                                  Balance at       Charged to          Charged                       Balance
                                   beginning        costs and          to other                     at end of
Description                        of period        expenses           accounts      Deductions       period
-----------                       ----------      --------------------------------   ----------     ----------
Year ended December 31, 1997
----------------------------
  Estimated losses on
    contracts                    $   390,125      $   572,279       $     -         $    390,125   $   572,279
                                  ==========       ==========        =============   ===========    ==========

  Allowance for doubtful
    receivables                  $   364,674      $   192,837       $     -         $     33,513   $   205,350
                                  ==========       ==========        =============   ===========    ==========

  Valuation allowances on
    deferred tax assets          $ 6,064,997      $        -        $     -         $  3,909,700   $ 2,155,297
                                  ==========       ==========        =============   ===========    ==========


Year ended December 31, 1996
----------------------------
  Estimated losses on
    contracts                    $   431,215      $   390,125       $     -          $   431,215   $   390,125
                                  ==========       ==========        =============    ==========    ==========

  Allowance for doubtful
    receivables                  $   330,077      $    55,186       $     -          $    20,589   $   364,674
                                  ==========       ==========        =============    ==========    ==========

  Valuation allowances on
       deferred tax assets       $19,923,320      $        -        $     -          $13,858,323   $ 6,064,997
                                  ==========       ==========        =============    ==========    ==========




Year ended December 31, 1995
----------------------------

  Estimated losses on
    contracts                    $ 1,873,008      $(1,178,475)      $     -          $   263,318   $   431,215
                                  ==========       ==========        =============    ==========    ==========

  Allowance for doubtful
    receivables                  $   141,000   $      189,077       $     -          $        -    $   330,077
                                  ==========       ==========        =============    ==========    ==========

  Valuation allowances on
    deferred tax assets          $17,877,228    $   2,046,092       $     -          $        -    $19,923,320
                                  ==========       ==========        =============    ==========    ==========


                                    EXHIBITS

                                 EXHIBIT INDEX

-----------------------------------------------------------------------------------------------------------------

Number                     Description of Exhibit                                                            Page
------                     ----------------------                                                            ----


 21                        List of Subsidiaries

 23                        Consent of Independent Certified
                              Public Accountants

