Form 10-Q
period 1998-03-31
ALLIED RESEARCH CORP
filed 1998-04-28
CIK 3952

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

Mark one

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                              March 31, 1998

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities
         Exchange Act of 1934

For the transition period from ___________________ to __________________________

                                                          Commission File Number
                                                                  0-2545
                                                          ----------------------

                          Allied Research Corporation
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                               04-2281015
------------------------------                         -------------------------
(State or other jurisdiction of                         (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 750
Vienna, Virginia                                                   22182
----------------------------------------                      ---------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:               (703) 847-5268

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1998: 4,727,770.

                          ALLIED RESEARCH CORPORATION

                                     INDEX
--------------------------------------------------------------------------------

                                                                           PAGE
PART I. FINANCIAL INFORMATION - UNAUDITED                                 NUMBER

        Item 1.  Financial Statements

                 Condensed Consolidated Balance Sheets

                          December 31, 1997 and March 31, 1998...............2,3

                 Condensed Consolidated Statements of Earnings

                          Three months ended March 31, 1998 and 1997...........4



                 Condensed Consolidated Statements of Cash Flows

                          Three months ended March 31, 1998 and 1997...........5



                 Notes to Condensed Consolidated Financial Statements..........6

        Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.....................................9

PART II. OTHER INFORMATION....................................................11

                          Allied Research Corporation

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                     ASSETS

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                        March 31, 1998    December 31, 1997
                                                        --------------    -----------------
CURRENT ASSETS
  Cash and equivalents, including restricted cash         $17,178,398        $16,420,943
  Accounts receivable                                      17,317,406         40,649,726
  Costs and accrued earnings on uncompleted contracts      17,261,407          7,804,344
  Inventories                                               2,780,698          6,965,666
  Prepaid expenses and deposits                             5,762,397          4,094,190
                                                          -----------        -----------
      Total current assets                                 60,300,306         75,934,869

PROPERTY, PLANT AND EQUIPMENT - AT COST
  Buildings and improvements                               11,610,542         11,714,475
  Machinery and equipment                                  28,780,347         28,778,285
  Leasehold improvements                                      118,927            118,927
                                                          -----------        -----------
                                                           40,509,816         40,611,687
  Less accumulated depreciation                            30,309,220         30,259,311
                                                          -----------        -----------
                                                           10,200,596         10,352,376
  Land                                                      1,064,437          1,208,013
                                                          -----------        -----------
                                                           11,265,033         11,560,389

OTHER ASSETS
  Deposits                                                  6,475,660          6,414,419
  Intangibles, net of amortization                          4,933,415          5,028,390
  Other                                                       327,954            562,572
                                                          -----------        -----------
                                                           11,737,029         12,005,381
                                                          -----------        -----------
                                                          $83,302,368        $99,500,639
                                                          ===========        ===========

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                             (Thousands of Dollars)

                                  LIABILITIES

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                        March 31, 1998    December 31, 1997
                                                        --------------    -----------------
CURRENT LIABILITIES
  Notes payable                                           $ 2,485,000         $ 1,720,000
  Current maturities of long-term debt                        556,877           1,280,736
  Accounts and trade notes payable                         10,955,906          34,656,335
  Accrued liabilities                                       6,212,194           4,747,291
  Accrued losses on contracts                                 144,498             572,279
  Customer deposits                                         9,571,082           6,993,756
  Income taxes                                              1,484,791             847,563
                                                          -----------         -----------
      Total current liabilities                            31,410,348          50,817,960

LONG-TERM DEBT, less current maturities                     5,139,843           5,311,564

ADVANCE PAYMENTS ON CONTRACTS                               5,850,000           5,850,000

DEFERRED INCOME TAXES                                         577,780             626,660

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized, 10,000
    shares; none issued                                            --                  --
  Common stock, par value, $.10 per share; authorized
    10,000,000 shares; issued and outstanding, 4,727,770
    in 1998 and 4,608,221 in 1997                             472,777             460,822
  Capital in excess of par value                           13,149,099          12,100,521
  Retained earnings                                        28,302,908          26,046,271
  Accumulated other comprehensive income (loss)            (1,600,387)         (1,713,159)
                                                          -----------         -----------
                                                           40,324,397          36,894,455
                                                          -----------         -----------
                                                          $83,302,368         $99,500,639
                                                          ===========         ===========

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                           Three months ended March 31
                                                          -----------------------------
                                                             1998               1997
                                                          ----------         ----------
Revenue                                                   $   35,753         $   29,765

Cost and expenses
  Cost of sales                                               29,123             24,275
  Selling and administrative                                   3,271              3,322
  Research and development                                       457                367
                                                          ----------         ----------
                                                              32,851             27,964
      Operating income                                         2,902              1,801

Other income (deductions)
  Interest expense                                              (407)              (508)
  Interest income                                                236                253
  Other - net                                                    (12)               639
                                                          ----------         ----------
                                                                (183)               384

       Earnings before income taxes                            2,719              2,185

Income taxes                                                     462                201
                                                          ----------         ----------

       NET EARNINGS                                       $    2,257         $    1,984
                                                          ==========         ==========
Net income per common share
  Basic                                                   $      .49         $      .44
                                                          ==========         ==========
  Diluted                                                 $      .48         $      .44
                                                          ==========         ==========
Weighted average number of shares
  Basic                                                    4,646,008          4,472,340
  Diluted                                                  4,692,067          4,472,340

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                   Three months ended March 31
                                                                  -----------------------------
Increase (decrease) in cash and equivalents                          1998               1997
                                                                  ----------         ----------
Cash flows from operating activities
  Net earnings                                                     $  2,257           $  1,983
  Adjustments to reconcile net earnings to net cash provided by
    (used in) operating activities
      Depreciation and amortization                                     497                403
      Changes in assets and liabilities
        Accounts receivable                                          22,736             (9,176)
        Costs and accrued earnings on uncompleted contracts          (9,588)             6,316
        Inventories                                                   4,087                590
        Prepaid expenses and other assets                            (1,485)               375
        Accounts payable, accrued liabilities and
          customer deposits                                         (18,731)            (7,943)
        Income taxes                                                    640                608
                                                                   --------           --------
            Net cash provided by (used in ) operating activities        413             (6,844)

Cash flows (used in) investing activities
  Capital expenditures                                                 (413)              (326)
                                                                   --------           --------
            Net cash (used in) investing activities                    (413)              (326)

Cash flows from financing activities
  Principal payments of long-term debt                                  (17)                --
  Net increase (decrease) in short-term borrowings                     (742)            (2,700)
  Stock award/stock plan                                                715                494
  Options exercised                                                     346                176
  Net increase (decrease) in long-term deposits                         765                 --
                                                                   --------           --------
            Net cash (used by) provided by financing activities       1,067             (2,030)

  Effects of exchange rate changes on cash                             (289)            (2,038)
                                                                   --------           --------
            NET INCREASE (DECREASE) IN
              CASH AND CASH EQUIVALENTS                                 778            (11,238)

Cash and equivalents at beginning of year                            16,421             32,859
                                                                   --------           --------
Cash and equivalents at end of period                              $ 17,178           $ 21,621
                                                                   ========           ========
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for
    Interest                                                       $    476           $    220
    Taxes                                                               399                150

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of March 31, 1998 and December 31, 1997, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended March 31, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at March 31, 1998 and 1997 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended March 31, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and the Company's wholly-owned subsidiaries, Mecar, S.A. (a Belgian Company), Allied Research Corporation Limited (a United Kingdom Company), and Barnes & Reinecke, Inc. (a Delaware Corporation).

Mecar, S.A.'s wholly-owned Belgian subsidiaries include, Sedachim, S.I., Tele Technique Generale and VSK Electronics N.V. and its wholly-owned subsidiaries, IDCS, N.V. and Belgian Automation Units, N.V. (collectively "The VSK Group").

Significant intercompany transactions have been eliminated in consolidation.

NOTE 3 - RESTRICTED CASH

Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets. Cash of $14,217 and long-term deposits of $6,476 at March 31, 1998 ($20,116 at December 31, 1997) are restricted or pledged as collateral for various bank agreements.

NOTE 4 - INVENTORIES

Inventories are composed of raw materials and supplies.

                          Allied Research Corporation

                                 March 31, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE

Barnes and Reinecke has a $3,500 revolving line-of-credit agreement which had an outstanding balance at March 31, 1998 of $2,485 and $1,720 at December 31, 1997. The line-of-credit bears interest at the prime rate plus 1.5% and expires at the earlier of the contract completion or November, 1999. Borrowings under the line-of-credit are secured by eligible accounts receivable, as defined in the agreement, and are guaranteed by the Company. The agreement contains covenants requiring the maintenance of certain financial ratios and other matters.

Mecar has a $800 line-of-credit agreement with a foreign bank was unused at March 31, 1998 and at December 31, 1997. The line is secured by a cash deposit pledge equal to the full amount of the line.

NOTE 6 - CREDIT FACILITY

The Company is obligated under various credit agreements (the Agreements) with its foreign banking pool and its domestic bank that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. As of March 31, 1998, guarantees and performance bonds of $18.4 million ($28.6 million at December 31, 1997) remain outstanding.

Advances under the Agreements are secured by cash of $14,217 and long-term cash deposits of $6,476. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $23 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.

NOTE 7 - LONG-TERM FINANCING

Mecar is obligated on an approximately $4,800 mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $600 and matures in 2004. The Company is also obligated on several mortgages on The VSK Group's buildings which has a balance of approximately $1,000 at March 31, 1998. The mortgages are payable in annual installments of approximately $250 plus interest.

Barnes & Reinecke is obligated on two notes payable to its bank which have a total balance due of $329 at March 31, 1998 and $346 at December 31, 1997.

Scheduled annual maturities of long-term obligations as of March 31, 1998 are approximately as follows:

                 Year                     Amount
                 ----                     ------
                 1999                     $1,204
                 2000                      1,175
                 2001                        760
                 2002                        800
                 2003                        800
              Thereafter                     400

                          Allied Research Corporation

                                 March 31, 1998

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

The Company's Belgian subsidiaries have unused net operating losses of approximately $3,200 at March 31, 1998, which under Belgian law cannot be carried back but may be carried forward indefinitely.

As of March 31, 1998, the Company had unused foreign tax credit carryforwards of approximately $455 which expire through 2009.

Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $28,600 at March 31, 1998 and at December 31, 1997. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

NOTE 9 - EARNINGS (LOSS) PER SHARE

Stock options outstanding have been included in the diluted per share computation.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

The Company conducts its business through its wholly-owned subsidiaries: Mecar, S.A., ("Mecar"), a Belgian corporation and Barnes & Reinecke, Inc. ("Barnes"), a Delaware corporation, headquartered in Illinois; as well as a group of Belgian corporations acquired in 1994 and 1995 led by VSK Electronics, N.V., Teletechnique General, S.A. and IDCS, S.A. (collectively, the "VSK Group"). This discussion refers to the financial condition and results of operations of the company on a consolidated basis.

Revenue

Revenue for the first (3) three months of 1998 was $35,753, an increase of 20% over the comparable period in 1997, principally due to increased revenue from Mecar and the VSK Group. Mecar sales were $28,615, or up 23% compared to the period ended March 31, 1997. The VSK Group's revenue for the quarter was $4,781, up 12% over the first quarter of 1997. Barnes' revenue was $2,357, up 4% compared to the same period in 1997.

Backlog

As of March 31, 1998, the Company's backlog was $121,000 compared with $92,800 at December 31, 1997 and $145,000 at March 31, 1997. During the first quarter of 1998, Mecar received orders for $69.5 million from or for the benefit of its principal customers.

Operating Costs and Expenses

Cost of sales for the first three months of 1998 were approximately $29,123, or 81% of sales, as compared to $24,275, or 82%, for the first three months of 1997.

Selling and administrative expenses were approximately $3,271, or 9% of revenue, for the three months ended March 31, 1998 as compared to $3,322, or 11%, for the three months ended March 31, 1997. This decrease is a result of increased 1998 revenues.

Research and Development

Research and development expenses were 1% as a ratio of sales for each of the three month periods ended March 31, 1998 and 1997.

Interest Expense

Interest expense for the first three months of 1998 decreased, compared to the same period in 1997, as a result of decreased borrowing levels.

Interest Income

Interest income for the 1998 period was substantially the same as for the first three months of 1997.

Other - Net

Other - Net represents primarily currency losses, net of currency gains, resulting from foreign currency transactions for the three months ended March 31, 1998. The fluctuation in currency rates resulted in the decrease in the current period.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

Net Earnings

The Company earned a $2,257 profit ($0.49 per share basic and $0.48 per share diluted) in the first three months of 1998 compared with a $1,984 profit ($0.44 per share basic and diluted) in the first three months of 1997. The increased net earnings were primarily attributable to an increased volume of business at Mecar and the VSK Group and increased profit margins at the VSK Group.

Liquidity and Capital Resources

During the first three months of 1998 and throughout 1997, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. Mecar continues to finance its activities via credit facilities supplied by a foreign bank pool. Mecar is limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates. At March 31, 1998 and December 31, 1997, the Company had unrestricted cash (i.e., cash not required by the terms of the bank pool agreement to collateralize contracts) and deposits of approximately $2,961 and $6,476 compared with approximately $8,152 and $6,414 at December 31, 1997.

Accounts receivable at March 31, 1998 decrease from December 31, 1997 levels by $23,332 due to substantial collections in the first quarter of 1998. Costs and accrued earnings on uncompleted contracts increased by $9,457 from December 31, 1997 levels due to increased levels of work-in-progress. Inventories were reduced from year-end levels by $4,815 due to increases in work-in-process and shipments during the first quarter of 1998. Prepaid expenses and deposits increased by $1,668 primarily due to increases in prepayments of expenses. Current liabilities decreased by $19,408 from December 31, 1997 levels principally as a result of reductions in accounts and notes payable.

In summary, working capital was approximately $28,890 at March 31, 1998, which is an increase of $3,773 from working capital at December 31, 1997. The increase is primarily attributable to the Company's continuing profitability, increased work-in-progress and a substantial reduction in accounts and notes payable.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 1998

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

                                                ALLIED RESEARCH CORPORATION

                                                /s/ J. R. Sculley
                                                ______________________________
Date:  April 28, 1998                               J. R. Sculley

                                                    Chairman of the Board,
                                                    Chief Executive Officer and
                                                    Chief Financial Officer