Form 10-Q
period 1998-06-30
ALLIED RESEARCH CORP
filed 1998-07-29
CIK 3952

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q



Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                            June 30, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ____________________

                                                       Commission File Number
                                                               0-2545

                                                        --------------------

                          Allied Research Corporation
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                          04-2281015
------------------------------                     ---------------------------
(State or other jurisdiction of                     (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 750
Vienna, Virginia                                                22182
-------------------------------------                           -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:   (703) 847-5268

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1998: 4,739,754.

                          Allied Research Corporation

                                     INDEX

-------------------------------------------------------------------------------


                                                                         PAGE
PART I.     FINANCIAL INFORMATION - UNAUDITED                           NUMBER



   Item 1.  Financial Statements



            Condensed Consolidated Balance Sheets

               June 30, 1998 and December 31, 1997.......................2, 3



            Condensed Consolidated Statements of Earnings

               Three months and six months ended June 30, 1998 and 1997.....4



            Condensed Consolidated Statements of Cash Flows

               Six months ended June 30, 1998 and 1997...................5, 6



            Notes to Condensed Consolidated Financial Statements............7



   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................10



PART II.    OTHER INFORMATION..............................................14

                          Allied Research Corporation

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                     ASSETS

                                  (Unaudited)

-------------------------------------------------------------------------------

                                                               June 30, 1998    December 31, 1997
                                                               -------------    -----------------
CURRENT ASSETS
   Cash and equivalents, including restricted cash               $ 24,838            $16,421
   Accounts receivable                                             18,406             40,650
   Costs and accrued earnings on uncompleted contracts             15,530              7,804
   Inventories                                                      5,440              6,966
   Prepaid expenses and deposits                                   13,026              4,094
                                                                 --------            -------

           Total current assets                                    77,240             75,935




PROPERTY, PLANT AND EQUIPMENT - AT COST
   Buildings and improvements                                      11,765             11,714
   Machinery and equipment                                         30,924             28,897
                                                                 --------            -------
                                                                   42,689             40,611
   Less accumulated depreciation                                   32,359             30,259
                                                                 --------            -------
                                                                   10,330             10,352
   Land                                                             1,204              1,208
                                                                 --------            -------
                                                                   11,534             11,560


OTHER ASSETS
   Deposits                                                         6,554              6,414
   Intangibles, net of amortization                                 4,899              5,028
   Other                                                              764                563
                                                                 --------            -------
                                                                   12,217             12,005
                                                                 --------            -------

                                                                 $100,991            $99,500
                                                                 ========            =======


The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                             (Thousands of Dollars)

                                  LIABILITIES

                                  (Unaudited)

-------------------------------------------------------------------------------



                                                               June 30, 1998    December 31, 1997
                                                               -------------    -----------------
CURRENT LIABILITIES
   Notes payable                                                 $  3,495            $ 1,720
   Current maturities of long-term debt                               841              1,281
   Accounts and trade notes payable                                13,095             34,656
   Accrued liabilities                                              4,763              4,747
   Accrued loss on contracts                                          392                572
   Customer deposits                                               24,804              6,994
   Income taxes                                                       417                848
                                                                 --------            -------

           Total current liabilities                               47,807             50,818


LONG-TERM DEBT, less current maturities                             4,686              5,311


ADVANCE PAYMENTS ON CONTRACTS                                       5,850              5,850


DEFERRED INCOME TAXES                                                 627                627


STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized, 10,000
      shares; none issued                                               -                  -
   Common stock, par value, $.10 per share; authorized
      10,000,000 shares; issued and outstanding, 4,739,754
      in 1998 and 4,443,092 in 1997                                   474                460
   Capital in excess of par value                                  13,233             12,100
   Retained earnings                                               30,909             26,046
   Accumulated foreign currency translation adjustment             (2,595)            (1,713)
                                                                 --------            -------
                                                                   42,021             36,894
                                                                 --------            -------

                                                                 $100,991            $99,500
                                                                 ========            =======



The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------






                                              Three months ended June 30,        Six months ended June 30,
                                              ---------------------------      ----------------------------
                                                1998              1997             1998              1997
                                              --------        ----------       ----------        ----------
Revenue                                     $   32,154        $   24,630       $   67,907        $   54,395

Cost and expenses
   Cost of sales                                24,774            18,012           53,897            42,287
   Selling and administrative                    3,514             3,107            6,785             6,429
   Research and development                        273               316              730               683
                                            ----------        ----------       ----------        ----------
                                                28,561            21,435           61,412            49,399
                                            ----------        ----------       ----------        ----------

        Operating income                         3,593             3,195            6,495             4,996

Other income (deductions)
   Interest expense                              (470)             (612)            (877)           (1,120)
   Interest income                                 318               191              554               444
   Other - net                                   (372)             (132)            (384)               507
                                            ----------        ----------       ----------        ----------
                                                 (524)             (553)            (707)             (169)
                                            ----------        ----------       ----------        ----------

        Earnings before income taxes             3,069             2,642            5,788             4,827

Income taxes                                       523               335              985               536
                                            ----------        ----------       ----------        ----------

        NET EARNINGS                        $    2,546        $    2,307       $    4,803        $    4,291
                                            ==========        ==========       ==========        ==========

Net income  per common share
  Basic                                     $      .53        $      .51       $     1.02        $      .95
                                            ==========        ==========       ==========        ==========

  Diluted                                   $      .53        $      .50       $      .99        $      .94
                                            ==========        ==========       ==========        ==========

Weighted average number of shares
  Basic                                      4,781,038         4,532,371        4,687,482         4,502,521

  Diluted                                    4,835,367         4,580,003        4,833,441         4,557,138


The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------



                                                                            Six months ended June 30
                                                                            ------------------------
Increase (decrease) in cash and equivalents                                   1998           1997
                                                                            ---------      ---------
Cash flows from operating activities
   Net earnings                                                             $   4,803      $  4,292
   Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities
        Depreciation and amortization                                           2,061           992
        Changes in assets and liabilities
           Accounts receivable                                                 22,040       (9,068)
           Costs and accrued earnings on uncompleted contracts                (7,635)         9,397
           Inventories                                                          1,401         1,491
           Prepaid expenses and other assets                                    8,591           803
           Accounts payable, accrued liabilities and customer deposits       (21,952)       (5,674)
           Income taxes                                                         (429)           574
                                                                            --------       --------

                Net cash provided by (used in) operating activities            8,880          2,807

Cash flows (used in) investing activities
   Capital expenditures                                                       (1,840)          (346)
                                                                            --------       --------

                Net cash (used in ) investing activities                      (1,840)          (346)
                                                                            --------       --------



The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------





                                                                            Six months ended June 30
                                                                            ------------------------
                                                                               1998           1997
                                                                            ---------      ---------
Cash flows from financing activities
   Principal payments of long-term debt                                       (1,065)        (7,897)
   Increase in long-term debt                                                      -          1,800
   Net (decrease) increase in short-term borrowings                            1,775         (2,694)
   Stock grant/stock plan                                                        685            581
   Options exercised                                                             459            214
   Deposits - restricted cash                                                   (140)        (1,800)
                                                                             -------       --------

                Net cash (used in) provided by financing activities            1,714         (9,796)

Effects of exchange rate changes on cash                                        (337)        (3,233)
                                                                             -------       --------

                NET INCREASE (DECREASE) IN CASH AND
                   CASH EQUIVALENTS                                            8,417        (10,568)

Cash and equivalents at beginning of year                                     16,421         32,859
                                                                             -------       --------

Cash and equivalents at end of period                                        $24,838       $ 22,291
                                                                             =======       ========

Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for
      Interest                                                               $   893       $    685
      Taxes                                                                    1,682            405



The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets as of June 30, 1998 and December 31, 1997, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the six months ended June 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at June 30, 1998 and 1997 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended June 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

    The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and the Company's wholly-owned subsidiaries, Mecar, S.A. (a Belgian Company), Allied Research Corporation Limited (a United Kingdom Company) and Barnes & Reinecke, Inc. (a Delaware Corporation)

    Mecar, S.A.'s wholly-owned Belgian subsidiaries include, Sedachim, S.I., Tele Technique Generale, and VSK Electronics, N.V., its wholly-owned subsidiary Belgian Automation Units, N.V. and I.D.C.S., N.V., (collectively "The VSK Group").

    Significant intercompany transactions have been eliminated in consolidation.


NOTE 3 - RESTRICTED CASH

    Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets until the customer accepts delivery. Cash deposits totaling approximately $18,807 and long-term deposits of $6,554 at June 30, 1998 and ($8,727 and $6,414 at December 31, 1997) are restricted or pledged as collateral for various bank agreements.

NOTE 4 - INVENTORIES

    Inventories are composed of raw materials and supplies.

                          Allied Research Corporation

                                 June 30, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------




NOTE 5 - NOTES PAYABLE

    Barnes and Reinecke has a $3,500 revolving line-of-credit agreement which had an outstanding balance at June 30, 1998 of $3,495 ($1,720 at December 31, 1997). These lines-of-credit expired at the earlier of contract completion or November, 1999. Borrowings are secured by assets, as defined in the agreement, and are guaranteed by Allied and prepaid deposits from the customer. The agreement contains covenants requiring the maintenance of certain financial ratios and other matters.

    Mecar has a $800 line-of-credit agreement with a foreign bank which is unused at June 30, 1998 and December 31, 1997. The line is secured by a cash deposit pledge equal to the full amount of the line.


NOTE 6 - CREDIT FACILITY

    The Company is obligated under various credit agreements (the Agreements) with its foreign banking pool and its domestic bank that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. As of June 30, 1998, guarantees and performance bonds of $38.2 million ($28.6 million at December 31, 1997) remain outstanding.

    Advances under the Agreements are secured by cash of $18,807 and long-term cash deposits of $6,554. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $23 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.


NOTE 7 - LONG-TERM FINANCING

    Mecar is obligated on an approximately $3,316 mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $500 and matures in 2004. The Company is also obligated on several mortgages on The VSK Group's buildings which has a balance of approximately $1,838 at June 30, 1998. The mortgages are payable in annual installments of approximately $270 plus interest. BRI is obligated on a $373 term loan.

                          Allied Research Corporation

                                 June 30, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------

NOTE 7 - LONG-TERM FINANCING - Continued

    Scheduled annual maturities of long-term obligations as of June 30, 1998 are approximately as follows:

         Year                    Amount
        ------                   ------
        1999                     $  841
        2000                      1,176
        2001                        764
        2002                        825
        2003                        825
        Thereafter                1,096


NOTE 8 - INCOME TAXES

    The Company's provision for income taxes differs from the anticipated combined federal and state statutory rates due to operating loss carryovers and earnings from foreign subsidiaries.

    The Company's Belgian subsidiaries have unused net operating losses of approximately $700 at June 30, 1998, which under Belgian law cannot be carried back but may be carried forward indefinitely, and are subject to certain annual limitations.

    As of June 30, 1998, the Company had unused foreign tax credit carryforwards of approximately $455 which expire through 2009.

    Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $32,000 at June 30, 1998. Determination of the amount of unrecognized deferred tax liabilities is not practicable.


NOTE 9 - EARNINGS (LOSS) PER SHARE

    Stock options outstanding have been included in the diluted per share computation on a weighted average basis.

                          Allied Research Corporation

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

                                 June 30, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------

The Company conducts its business through its wholly-owned subsidiaries: Mecar, S.A., ("Mecar"), a Belgian corporation and Barnes & Reinecke, Inc. ("Barnes"), a Delaware corporation, headquartered in Illinois; as well as a group of Belgian corporations acquired in 1994 and 1995 led by VSK Electronics, N.V., Teletechnique General, S.A., Belgian Automation Units, N.V. and I.D.C.S., S.A. (collectively, the "VSK Group"). This discussion refers to the financial condition and results of operations of the Company on a consolidated basis.


Forward-Looking Statements
--------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections about the Company and the industries in which it operates. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "may", "plans" "believes", "seeks", "estimates", or variations of such words or similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include increasing competition from foreign and domestic competitors, including new entrants; substantial reliance on Mecar's principal customers to continue to acquire Mecar's products on a regular basis; the cyclical nature of the Company's military business; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost effective basis; the ability of the Company to successfully continue its transition from a pure defense firm to a firm with a substantial commercial component; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes which may affect the level of purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; continued availability for financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.


Revenue
-------

Revenue for the first six (6) months of 1998 was $67,907, an increase of 25% over the comparable period in 1997, principally due to increased revenue from Mecar and VSK Group. Mecar's sales were $53,350, up 30% compared to the period ended June 30, 1997. The VSK Group's revenue for the six months was $9,665, up 14% over the first half of 1997. Barnes' revenue was $4,892, up 2% compared to the same period in 1997.

                          Allied Research Corporation

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS - CONTINUED

                                 June 30, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------



Revenue - Continued
-------------------

Revenue for the quarter ended June 30, 1998 was $32,154, a 31% increase over the quarter ended June 30, 1997. Mecar recognized revenue of $24,735 for the quarter ended June 30, 1998, a 39% increase over the quarter ended June 30 1997; Barnes' revenue of $2,535 for the quarter ended June 30, 1998 is about the same as the revenue for the quarter ended June 30, 1997; the revenue of the VSK Group of $4,884 for the quarter ended June 30, 1998 increased 15% over the comparable period in 1997


Backlog
-------

As of June 30, 1998, the Company's backlog was $105,100 compared with $92,800 at December 31, 1997 and $121,000 at March 31, 1998.

At June 30, 1998 and June 30, 1997, respectively, the backlog of each of the Company's operating units was as follows:

                                     June 30,
                                ------------------
                                 1998        1997
                                -------    -------
Mecar                           $78,600    $95,100
Barnes                            9,300     12,300
VSK Group                        17,200     14,200


The principal portion of the $16,200 of new awards received by the Company during the second quarter of 1998 was received by the VSK Group. Mecar continues to aggressively pursue additional ammunition orders for new weapon systems being developed for Mecar's traditional customers.


Operating Costs and Expenses
----------------------------

Cost of sales for the first six months of 1998 was approximately $53,897 or 79% of sales as compared to $42,287 or 78% for the first six months of 1997.

Cost of sales for the second three months of 1998 was approximately $24,774 or 77% of sales as compared to $18,012, or 73% of sales for the second quarter of 1997.

Selling and administrative expenses were approximately $6,785 of revenues or 10% of sales for the six months ended June 30, 1998, as compared to $6,429 or 12% of sales for the six months ended June 30, 1997.

Selling and administrative expenses were approximately $3,514 or 11% of revenue for the three months ended June 30, 1998 as compared to $3,107 or 13% for the three months ended June 30, 1997.

                          Allied Research Corporation

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS - CONTINUED

                                 June 30, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------


Research and Development
------------------------

Research and development expenses were 1% as a ratio of sales for each of the six months and three months periods ended June 30, 1998 and 1997.


Interest Expense
----------------

Interest expense for the six months ending June 30, 1998 was $877, compared to $1,120 for the comparable period in 1997. Similarly, interest expense decreased during the second quarter of 1998 was $470 compared to $612 for the second quarter of 1997. All such decreases are principally due to reduced levels of borrowing.


Interest Income
---------------

Interest income for each of the six months and three months periods of 1998 increased over the comparable periods of 1997, principally as a result of increased amounts of cash invested.


Other - Net
-----------

Other - Net represents primarily net currency losses, resulting from foreign currency transactions for the six months ended June 30, 1998. The fluctuation of currency rates resulted in the decrease in the current period.


Net Earnings
------------

The Company had a $4,803 net profit ($1.02 per share basic and $.99 per share diluted) for the first six months of 1998 compared with a $4,291 net profit ($.95 per share basic and $.94 diluted) for the comparable period in 1997. The Company earned a $2,546 profit ($.53 per share basic and diluted) in the second quarter of 1998 compared with a $2,307 profit ($.51 per share basic and $.50 diluted) in the second three months of 1997. The VSK Group continued to experience increased profit margins during the second quarter of 1998.


Liquidity and Capital Resources
-------------------------------

During the first six months of 1998 and throughout 1997, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts.

Mecar continues to finance its activities via credit facilities supplied by a foreign bank pool. In the second quarter of 1998, Mecar paid in full a short-term loan from Allied. Mecar is limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates.

Barnes will seek an addition to its bank line-of-credit in order to obtain additional funds necessary principally to continue work on a project for a foreign-based customer which is expected to be delivered in mid-1999.

The VSK Group continues to reduce its bank and other long-term indebtedness.

                          Allied Research Corporation

                     MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULT OF OPERATIONS - CONTINUED

                                 June 30, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------


Liquidity and Capital Resources - Continued
-------------------------------

At June 30, 1998, the Company had unrestricted cash (i.e., cash note required by the terms of the bank pool agreement to collateralize contracts) of approximately $6,031 compared with approximately $2,097 and $7,694 at June 30, 1997 and at December 31, 1997, respectively.

Accounts receivable at June 30, 1998 decreased from December 31, 1997 levels by $22,244 due to substantial collections in the first half of 1998. Cost and accrued earnings on uncompleted contracts increased by $7,726 from December 31, 1997 levels due to increased levels of work-in-progress. Inventories decreased from year-end levels by $1,526 due to decreases in purchases during the first half of 1998. Prepaid expenses and deposits increased by $8,932 primarily due to increases in prepaid expenses. Current liabilities decreased by $3,513 from December 31, 1997 levels principally as a result of reductions in accounts payable and increases in customer deposits.

In summary, working capital was approximately $29,433 at June 30, 1998, which is an increase of $4,316 from working capital at December 31, 1997. The increase is primarily attributable to the Company's continuing profitability, increased work-in-progress, customer deposits and a substantial reduction in accounts payable.

                           Allied Research Corporation

                                  June 30, 1998

-------------------------------------------------------------------------------

PART II.        OTHER INFORMATION

                          Allied Research Corporation

                                 June 30, 1998

-------------------------------------------------------------------------------

    Item 4.   Submission of Matters to a Vote of Security Holders.

              (a) The Company's annual meeting of shareholders was held on June 3, 1998.

              (b) The matters voted upon at the meeting referred to in the foregoing Item 4(a) were (i) the ratification of the selection of Grant Thornton LLP as the Company's independent auditors for 1998 (ii) the election of five (5) directors to serve for the ensuing year and until their successors are elected and qualified and (iii) the approval of the Company's 1998 Incentive Stock Plan (the "Plan"). As to the ratification of the selection of Grant Thornton as the Company's independent auditors for 1998, 3,273,164 shares was voted for, 3,543 shares were voted against, 170,165 shares abstained from voting and there were no shares counted as broker non-votes. With respect to the election of directors to serve for the ensuing year, shares were voted for (or votes were withheld) for the five (5) nominees, all of whom were elected, as follows: J. R. Sculley - 3,113,379 (333,493); Clifford C. Christ - 2,870,209 (576,663); Earl P. Smith -
2,870,497 (576,375); Robert W. Hebel - 2,863,666 (583,206); and Harry H. Warner
- 3,067,126 (379,746). With respect to the approval of the Plan, 2,527,991 shares were voted for, 689,844 shares were voted against, 172,215 shares abstained from voting and there were 47,822 shares counted as broker non-votes.

                          Allied Research Corporation





SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALLIED RESEARCH CORPORATION




                                  /s/ J. R. Sculley
                                  ______________________________
Date: July 28, 1998               J. R. Sculley
                                  Chairman of the Board,
                                  Chief Executive Officer and
                                  Chief Financial Officer