Form 10-Q
period 1998-09-30
ALLIED RESEARCH CORP
filed 1998-10-26
CIK 3952

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q



Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                     September 30, 1998
                                                         ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to _______________________

                                                         Commission File Number
                                                                 0-2545
                                                         ----------------------


                          Allied Research Corporation
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                           04-2281015
------------------------------                      ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 750
Vienna, Virginia                                              22182
----------------------------------------                      -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (703) 847-5268

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1998:
4,745,908

                          Allied Research Corporation

                                     INDEX

-------------------------------------------------------------------------------



                                                                           PAGE
PART I.           FINANCIAL INFORMATION - UNAUDITED                       NUMBER

       Item 1.  Financial Statements


                Condensed Consolidated Balance Sheets

                   December 31, 1997 and September 30, 1998................3,4


                Condensed Consolidated Statements of Earnings

                   Three months and nine months ended September 30, 1998
                   and 1997..................................................5


                Condensed Consolidated Statements of Cash Flows

                   Nine months ended September 30, 1998 and 1997.............6


                Notes to Condensed Consolidated Financial Statements.........7


       Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations...................................11



PART II. OTHER INFORMATION..................................................15

                          Allied Research Corporation

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                     ASSETS

                                  (Unaudited)

-------------------------------------------------------------------------------




                                                       September 30, 1998    December 31, 1997
                                                       ------------------    -----------------
CURRENT ASSETS
  Cash and equivalents, including restricted cash           $31,280              $16,421
  Accounts receivable                                        23,137               40,650
  Costs and accrued earnings on uncompleted contracts        20,823                7,804
  Inventories                                                 3,098                6,966
  Prepaid expenses and deposits                              17,561                4,094
                                                            -------              -------

          Total current assets                               95,899               75,935






PROPERTY, PLANT AND EQUIPMENT - AT COST
  Buildings and improvements                                  12,255              11,714
  Machinery and equipment                                     31,973              28,897
                                                            --------             -------
                                                              44,228              40,611
  Less accumulated depreciation                               33,805              30,259
                                                            --------             -------
                                                              10,423              10,352
  Land                                                         1,675               1,208
                                                            --------             -------
                                                              12,098              11,560




OTHER ASSETS
  Deposits                                                     6,642               6,414
  Intangibles, net of amortization                             5,200               5,028
  Other                                                          531                 563
                                                            --------             -------
                                                              12,373              12,005
                                                            --------             -------

                                                            $120,370             $99,500
                                                            ========             =======

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                             (Thousands of Dollars)

                                  LIABILITIES

                                  (Unaudited)

--------------------------------------------------------------------------------


                                                       September 30, 1998    December 31, 1997
                                                       ------------------    -----------------
CURRENT LIABILITIES
  Notes payable                                             $  5,038             $ 1,720
  Current maturities of long-term debt                           220               1,281
  Accounts and trade notes payable                            20,382              34,656
  Accrued liabilities                                          6,853               4,747
  Accrued loss on contracts                                      297                 572
  Customer deposits                                           25,622               6,994
  Income taxes                                                 2,509                 848
                                                            --------             -------

         Total current liabilities                            60,921              50,818


LONG-TERM OBLIGATIONS
  Long-term debt, less current maturities                      5,553               5,311
  Customer deposits                                            5,850               5,850
                                                            --------             -------
                                                              11,403              11,161


DEFERRED INCOME TAXES                                            577                 627


STOCKHOLDERS' EQUITY
  Common stock, par value, $.10 per share; authorized
    10,000,000 shares; issued and outstanding, 4,745,908
    in 1998 and 4,608,221 in 1997                                475                 460
  Capital in excess of par value                              13,296              12,101
  Retained earnings                                           32,629              26,046
  Accumulated foreign currency translation adjustment          1,069              (1,713)
                                                            --------             -------
                                                              47,469              36,894
                                                            --------             -------

                                                            $120,370             $99,500
                                                            ========             =======


The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------




                                                      Three months ended          Nine months ended
                                                          September 30,              September 30,
                                                      ------------------         -------------------
                                                        1998       1997            1998        1997
                                                      -------    -------         -------     -------
Revenue                                               $31,001    $27,774         $98,908     $82,169

Costs and expenses
  Cost of sales                                        25,773     22,290          79,670      64,577
  Selling and administrative                            1,650      3,286           8,435       9,715
  Research and development                                721        321           1,451       1,004
                                                      -------    -------         -------     -------
                                                       28,144     25,897          89,556      75,296
                                                      -------    -------         -------     -------

         Operating income                               2,857      1,877           9,352       6,873

Other income (deductions)
  Interest expense                                       (581)      (438)         (1,458)     (1,558)
  Interest income                                         542        327           1,096         771
  Other - net                                             (39)       323            (423)        830
                                                      -------    -------         -------     -------
                                                          (78)       212            (785)         43
                                                      -------    -------         -------     -------

         Earnings before income taxes                   2,779      2,089           8,567       6,916

Income taxes                                              999        193           1,984         729
                                                      -------    -------         -------    --------

         NET EARNINGS                                 $ 1,780    $ 1,896         $ 6,583    $  6,187
                                                      =======    =======         =======    ========

Net income  per common share
  Basic                                               $   .38    $   .42       $    1.40    $   1.37
                                                      =======    =======        ========    ========
  Diluted                                             $   .37    $   .41       $    1.38    $   1.35
                                                      =======    =======        ========    ========

Weighted average number of shares
  Basic                                             4,743,777  4,566,509       4,706,453   4,524,085
  Diluted                                           4,764,151  4,647,934       4,764,086   4,591,194


The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------

                                                                           Nine months ended
                                                                             September 30
                                                                         --------------------
Increase (decrease) in cash and equivalents                                1998        1997
                                                                         --------    --------
Cash flows from operating activities
  Net earnings                                                           $  6,583    $  6,187
  Adjustments to reconcile net earnings to net cash (used in)
    operating activities
      Depreciation and amortization                                           909       1,474
      Changes in assets and liabilities
        Accounts receivable                                                19,159      (5,784)
        Costs and accrued earnings on uncompleted contracts               (10,264)      4,709
        Inventories                                                         2,625       2,040
        Prepaid expenses and other assets                                 (12,153)        458
        Accounts payable, accrued liabilities and customer deposits         3,292     (10,382)
        Income taxes                                                        1,240         609
                                                                         --------    --------

          Net cash provided by (used in) operating activities              11,391        (689)

Cash flows (used in) investing activities
  Capital expenditures                                                       (559)       (505)

Cash flows from financing activities
  Principal payments of long-term debt                                        (52)     (8,549)
  Net increase in long-term borrowings                                         -        4,050
  Net increase (decrease) in short-term borrowings                          1,225        (299)
  Stock option/stock plan                                                   1,210         962
  Deposits - restricted cash                                                 (227)     (4,050)
                                                                         --------    --------

          Net cash provided by (used in) financing activities               2,156      (7,886)

Effects of exchange rate changes on cash                                    1,871      (3,915)
                                                                         --------    --------

          NET INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                                    14,859     (12,995)

Cash and equivalents at beginning of year                                  16,421      32,859
                                                                         --------    --------

Cash and equivalents at end of period                                    $ 31,280    $ 19,864
                                                                         ========    ========


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
  Cash paid during the period for
    Interest                                                             $    720    $    700
    Taxes                                                                   2,500         500



The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets as of September 30, 1998 and December 31, 1997, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at September 30, 1998 and 1997 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1997 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended September 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

    The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and the Company's wholly-owned subsidiaries, Mecar, S.A. (a Belgian Company), Allied Research Corporation Limited (a United Kingdom Company) and Barnes & Reinecke, Inc. (a Delaware Corporation).

    Mecar, S.A.'s wholly-owned Belgian subsidiaries include, Sedachim, S.I., Tele Technique Generale, VSK Electronics N.V. and its wholly-owned subsidiaries, Belgian Automation Units, N.V. and I.D.C.S., N.V. (collectively "The VSK Group").

    Significant intercompany transactions have been eliminated in consolidation.


NOTE 3 - RESTRICTED CASH

    Mecar is generally required under the terms of its contracts with foreign governments to provide performance bond and advance payment guarantees. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets, until the customer accepts delivery. In addition, under the term of Barnes & Reinecke's letter of credit facility with its bank, deposits of $6,642 are also restricted. Cash deposits totaling approximately $18,450 and long-term deposits of $6,642 as of September 30, 1998 and $8,727 and $6,414 at December 31, 1997, are restricted or pledged as collateral for various bank agreements. Mecar's cash is also limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates if its unrestricted cash is less than $7,200.


NOTE 4 - INVENTORIES

    Inventories are composed of raw materials and supplies.

                          Allied Research Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE

    Barnes & Reinecke has a $4,000 revolving line-of-credit agreement which has an outstanding balance of $3,880 at September 30, 1998 and an agreement with Allied to provide up to $750 additional funding for working capital, if required. In addition, Barnes & Reinecke has a $500 loan which matures in August 1999 with Allied and a commitment from the bank to increase the revolving line of credit to $4,750. The outstanding borrowings under the line at December 31, 1997 was $1,720. Borrowings are secured by assets, as defined in the agreement, and are guaranteed by Allied. The agreement contains covenants requiring the maintenance of certain financial ratios and other matters.

    Mecar has a line-of-credit agreement with a foreign bank which has a balance of $1,158 at September 30, 1998, and no amount outstanding at December 31, 1997. The line is secured by a cash deposit pledge equal to the amount of the line.


NOTE 6 - CREDIT FACILITIES

    The Company is obligated under several agreements with its current and former banking pools comprised of foreign banks that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The agreements provide for certain bank charges and fees as the line is used, plus a fee of approximately 2% of guarantees issued and annual fees of 1.25% to 1.35% of letters of credit and guarantees outstanding. As of September 30, 1998, guarantees of $37,836 remain outstanding under the current and former agreements, respectively.

    The Company is also obligated under a $6,300 letter of credit facility agreement established by Barnes & Reinecke with its bank, against which it has drawn $5,850 at September 30, 1998, that is collateralized by the proceeds from customer deposits and other deposits.

    Guarantees and other instruments issued on Mecar's behalf by other banks which approximate $1,184 at September 30, 1998.

    Advances under these agreements are secured by cash of $18,450 and long-term cash deposits of $6,642. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $32 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.

                          Allied Research Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------

NOTE 7 - LONG-TERM FINANCING

    Mecar is obligated on a $3,300 mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $500 and matures in 2004. The Company is also obligated on several mortgages on The VSK Group's buildings which have balances of approximately $800 at September 30, 1998. The mortgages are payable in annual installments of approximately $250 plus interest. The VSK Group is also obligated on various equipment and other operating loans of approximately $1,000.

    Scheduled annual maturities of long-term obligations as of September 30, 1998 are approximately as follows:

                     Year                        Amount
                     ----                        ------
                   2000                          $1,176
                   2001                             764
                   2002                             825
                   2003                             825
                   2004                             800
                   Thereafter                     1,163


NOTE 8 - INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109").

    The Company's provision for income taxes differs from the anticipated combined federal and state statutory rates due to foreign net operating loss carryovers and earnings from foreign subsidiaries.

    At September 30, 1998, Mecar had completely utilized its net operating loss carryovers of approximately $4,300.

    As of September 30, 1998, the Company had unused foreign tax credit carryforwards of approximately $455 which expire through 2009.

    Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $32,000 at September 30, 1998. Determination of the amount of unrecognized deferred tax liabilities is not practicable.


NOTE 9 - EARNINGS PER SHARE

    Stock options outstanding have been included in the diluted per share computation based on their assumed exercise using the treasury stock method.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 1998

                             (Thousands of Dollars)

                                   (Unaudited)

-------------------------------------------------------------------------------

    The Company conducts its business through its wholly-owned subsidiaries:
    Mecar, S.A. ("Mecar"), a Belgian corporation, and Barnes & Reinecke, Inc., ("Barnes" or "BRI"), a Delaware corporation, headquartered in Illinois; as well as a group of Belgian corporations acquired in 1994 and 1995 led by VSK Electronics, N.V., Teletechnique General, S.A. and I.D.C.S., S.A. (collectively the "VSK Group"). This discussion refers to the financial condition and results of operations of the Company on a consolidated basis.


    Forward-Looking Statements
    --------------------------

    This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections about the Company and the industries in which it operates. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

    Future Factors include increasing competition by foreign and domestic competitors, including new entrants; substantial reliance on Mecar's principal customers to continue to acquire Mecar's products on a regular basis; the cyclical nature of the Company's military business; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost effective basis; the ability of the Company to successfully continue its transition from a pure defense firm to a firm with a substantial commercial component; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.


    Revenue
    -------

    Revenue for the first nine months of 1998 was $98,908, an increase of 20% over the comparable period in 1997, principally due to increased revenue from Mecar and the VSK Group. Mecar's sales were $76,038, up 20% compared to the same period ended September 30, 1997. The VSK Group's revenue for the first nine months of 1998 was $14,978, up 23% over the first three quarters of 1997. Barnes' revenue was $7,643, up 11% compared to the same period in 1997. Other revenues were $249.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                               September 30, 1998

                             (Thousands of Dollars)

                                   (Unaudited)

-------------------------------------------------------------------------------

    Revenue - Continued
    -------

    Revenue for the quarter ended September 30, 1998 was $31,001, an 11% increase over the quarter ended September 30, 1997. Mecar recognized revenue of $22,688 for the quarter ended September 30, 1998, a 13% decrease over the quarter ended September 30, 1997; Barnes' revenue of $2,751 for the quarter ended September 30, 1998 constitutes a 35% increase over the quarter ended September 30, 1997; the revenue of the VSK Group of $5,313 for the quarter ended September 30, 1998 constitutes an increase of 45% over the comparable period in 1997. Other revenues were $249.


    Backlog
    -------

    As of September 30, 1998, the Company's backlog was $88,500 compared with $92,800 at December 31, 1997 and $105,100 at June 30, 1998.

    At September 30, 1998 and 1997, respectively, the backlog of each of the Company's operating units was as follows:

                                     1998        1997
                                   -------     --------

               Mecar               $59,000     $104,000
               Barnes               12,400       17,000
               VSK Group            17,100       15,000


    Almost all of the new awards received by the Company during the third quarter of 1998 were received by the VSK Group.

    The Company believes that reduced oil prices is the principal cause of the lack of current orders from Mecar's principal customers. Depressed oil prices adversely impact the purchasing power of such customers. The Company believes that these customers are in the process of prioritizing their defense needs and that orders have been delayed pending such prioritization.

    In addition, Mecar continues to pursue ammunition orders for new weapon systems being developed for its traditional customers. Such orders are expected to be placed via the U.S. Government through the foreign military sales program. The Company believes that the funding for such orders has been reserved and will not be directly affected by oil prices.

    Mecar has already received and completed an order for testing ammunition for one of the new weapon systems and the related ammunition is undergoing detailed testing and analysis by the U.S. Government. A follow-on contract for additional ammunition is expected following successful completion of the testing.

    The Company has been advised that the U.S. Government will soon be taking the initial steps for award of contracts for the other new weapon system, including testing ammunition.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                               September 30, 1998

                             (Thousands of Dollars)

                                   (Unaudited)

-------------------------------------------------------------------------------

    Backlog - Continued
    -------

    The Company currently believes that it will receive contract awards for ammunition for both systems in 1999, with the prospect for follow-on contracts thereafter.


    Operating Costs and Expenses
    ----------------------------

    Cost of sales for the first nine months of 1998 was approximately $79,670, or 81% of sales, compared to $64,577, or 79% of sales for the first nine months of 1997. Cost of sales for the third quarter of 1998 were approximately $25,773, or 83% of sales, as compared to $22,290, or 80% of sales for the third quarter of 1997. The increases are due to the nature of the product mix during the period.

    Selling and administrative expenses were approximately $8,435 or 9% of sales for the nine months ended September 30, 1998, as compared to $9,715, or 12% of sales, for the nine months ended September 30, 1997. Selling and administrative expenses were approximately $1,650, or 5% of revenue, for the three months ended September 30, 1998 as compared to $3,286, or 12% of revenue, for the three months ended September 30, 1997. The reduction is attributable to continued cost reductions.


    Research and Development
    ------------------------

    Research and development expenses were 1% as a ratio of sales for the nine months ended 1998 and 1997, and three months periods ended 1997 and 2% for the three month period ended September 30, 1998.


    Interest Expense
    ----------------

    Interest expense for the nine months ended September 30, 1998 was $1,458, compared to $1,558 for the comparable period in 1997. Interest expense increased during the third quarter of 1998 compared to the third quarter of 1997 by approximately $143 as a result of an increase in borrowing needs during the quarter.


    Interest Income
    ---------------

    Interest income for each of the nine months and three months periods of 1998 increased over the comparable periods of 1997, principally as a result of increased amounts of cash invested.


    Other - Net
    -----------

    Other - Net represents primarily currency losses, net of currency gains, resulting from foreign currency transactions for the nine months and three months ended September 30, 1998. The fluctuation of currency rates resulted in the decrease other - net in the current period.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                               September 30, 1998

                             (Thousands of Dollars)

                                   (Unaudited)

-------------------------------------------------------------------------------

    Net Earnings
    ------------

    The Company had a $6,583 net profit ($1.40 per share basic and $1.38 per share diluted) for the first nine months of 1998 compared with a $6,187 net profit ($1.37 per share basic and $1.35 per share diluted) for the comparable period in 1997. The Company earned a $1,780 profit ($0.38 per share basic and $0.37 per share diluted) in the third quarter of 1998 compared with a $1,896 profit ($0.42 per share basic and $0.41 per share diluted) in third quarter of 1997.

    The VSK Group continued to experience increased profit margins during the third quarter of 1998.

    The Company anticipates that earnings during the next few quarters may be less than in the comparable quarters of the immediately preceding year because of delays in the receipt of orders by Mecar and tax costs, as Mecar has exhausted its tax loss carryforwards.


    Liquidity and Capital Resources
    -------------------------------

    During the first nine months of 1998 and throughout 1997, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. Mecar continues to finance its activities via credit facilities supplied by a foreign bank pool.

    At September 30, 1998, the Company had unrestricted cash (i.e., cash not required by the terms of the bank pool agreement to collateralize contracts) of approximately $12,830 compared with approximately $2,290 and $7,694 at September 30, 1997 and at December 31, 1997, respectively. Mecar is limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates, if its unrestricted cash is less than $7,200.

    Barnes has obtained a commitment to increase its bank line-of-credit in order to obtain additional funds necessary principally to continue work on a project for a foreign-based customer which is not expected to be delivered until mid-1999. Such commitment is conditioned on Allied first advancing up to $1,250 to BRI. Allied has provided such commitment and has commenced advancing sums to BRI.

    The VSK Group continues to reduce its bank and other long-term indebtedness.

    Accounts receivable at September 30, 1998 decreased from December 31, 1997 levels by $17,513 due to substantial collections in the first nine months of 1998. Costs and accrued earnings on uncompleted contracts increased by $13,019 from December 31, 1997 levels due to increased levels of work-in-progress. Inventories were reduced from year-end levels by $3,868 due to increased work-in-progress and shipments during 1998. Prepaid expenses and deposits increased by $13,467 primarily due to prepaid taxes and operating expenses. Current liabilities increased by $9,878 from December 31, 1997 levels principally as a result of increases in customer deposits.

    In summary, working capital was approximately $35,203 at September 30, 1998, which is an increase of $5,770 and $10,086 from working capital at June 30, 1998 and December 31, 1997 respectively. The increase is primarily attributable to the Company's continuing profitability and reduction in accounts and notes payable.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                               September 30, 1998

                             (Thousands of Dollars)

                                   (Unaudited)

-------------------------------------------------------------------------------

    Year 2000
    ---------

    In late 1997, the Company began its preparation of a formal project to analyze the financial and information systems applications, manufacturing applications and third-party relationships which would be impacted as a result of computer processor's using a two-digit format or the Year 2000 issue (Y2K). During the initial phase of this project all internal systems were identified and the potential exposures to Y2K issues were determined. Action plans were then established to modify or upgrade existing systems that required conversion. In certain situations, systems were already Y2K compliant, in others planned upgrades were already scheduled for implementation in 1998 and early 1999. In the area of third-party systems, these sources were contacted and most state that they intend to be Y2K compliant by late 1999.

    At this stage, the Company's financial and information systems and manufacturing applications have either, already been upgraded or will be upgraded within the next 6 months to a new version which will be Y2K compliant. Testing for compliance after the upgrade is also part of the planned procedures. Most of the costs of this project are part of the normal maintenance activity and budget of the Company's IT departments. The impact of this issue to date has not been significant, given the nature and size of the systems in place at this time. Additional costs that are expected to be incurred to complete this project are also not considered to be material financially, since the Company has completed a significant part of this project. The cost and impact of third-party relationships has yet to be determined.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                               September 30, 1998

                             (Thousands of Dollars)

                                   (Unaudited)

-------------------------------------------------------------------------------




PART II.  OTHER INFORMATION

          None.

                          Allied Research Corporation

-------------------------------------------------------------------------------


SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALLIED RESEARCH CORPORATION




                                        /s/ J. R. Sculley
                                        ____________________________
Date:  ____________, 1998               J. R. Sculley
                                        Chairman of the Board,
                                        Chief Executive Officer and
                                        Chief Financial Officer