Form 10-K
period 1998-12-31
ALLIED RESEARCH CORP
filed 1999-03-16
CIK 3952

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-K




                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934




For the fiscal year ended                                 Commission file number
    December 31, 1998                                        0-2545



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

For the fiscal year ended                                 Commission file number
    December 31, 1998                                        O-2545
    -----------------                                        ------

                           ALLIED RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

Delaware
--------
                                                         04-2281015
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

8000 Towers Crescent Drive
Suite 750
Vienna, Virginia                                          22182
----------------                                          -----
(Address of principal executive offices)               (Zip Code)

Allied's telephone number, including area code: (703) 847-5268

Securities registered pursuant to Section 12(b) of the Act:

        Title of Class                          Name of Exchange
        --------------                          ----------------

        Common Stock,                           American Stock Exchange
        $0.10 Par Value

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X     No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

        State the aggregate market value of the voting stock held by non-affiliates of the registrant as of February 2, 1999:

       Common Stock - Par Value $.10                 $31,927,427

        The number of shares of registrant's Common Stock outstanding as of February 2, 1999, was 4,754,210.

Item 1.  Business.

General.

        Allied Research Corporation ("Allied" or the "Company") was incorporated in 1962 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988. Allied's business is primarily conducted through its subsidiaries, MECAR S.A. ("MECAR"), Barnes & Reinecke, Inc. ("BRI"), Allied Research Corporation Limited ("Limited") as well as a group of Belgian corporations acquired in 1994 and 1995 lead by VSK Electronics, S.A., Teletechnique Generale, S.A. and IDCS, S.A. (collectively, the "VSK Group"). MECAR is located in Petit-Roeulx-lez-Nivelles, Belgium; BRI is headquartered in Arlington Heights, Illinois and has operations in East Moline, Illinois and Troy, Michigan; Limited is located in the United Kingdom; and the VSK Group operates from several different locations in Belgium.

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

        MECAR designs, develops and manufactures a wide variety of ammunition and grenades in the medium caliber, artillery, anti-tank and anti-personnel categories. The following are the principal products produced and sold by MECAR:

               Mortar Ammunition. The 81mm family of mortar ammunition has recently been modernized to compete with the latest generation of this product line. Production quantities of this latest version have already been manufactured and delivered to MECAR customers. The 120mm family is a state of the art ammunition for standard field mortars and for the increased performance turreted AMS mortar. The current version of this ammunition is presently undergoing qualification with the US Army, together with the 120mm AMS LAV-M(S) system. This system is capable of direct as well as indirect fire. The MECAR ammunition is the only one so far developed that has been designed to perform in the AMS weapon high pressure and acceleration environment.

               90mm Weapon Systems for Light Armored Vehicles. MECAR has developed and produces complete families of ammunition that include APFSDS, HE, SMK and HESH rounds for the COCKERILL Mk II and III and ENGESA EC-90, and DEFA F1 guns. Over 2000 of these guns are standard equipment on light APCs in the Far East and South America alone. In the last three years, these families of ammunition have been improved to meet the highest standards of safety and performance.

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

               Tank Ammunition. MECAR produces the entire range of 105mm rounds of its own design and which perform to NATO requirements, for use in the US M68, UK L7 and French CN105F1 guns. These include the APFSDS, HEAT, HESH and SMK, with their corresponding training rounds. Additionally, it has produced under license the US Army M393A2 HEP-T and M724A1 TPDS-T rounds for the Belgian Army. MECAR has produced 100mm APFSDS rounds for friendly pro western clients in the Far East.

         Artillery Ammunition. MECAR has produced 155mm HE, SMK(WP) and ILLUMINATING rounds for various clients. It is currently producing 155mm M107 HE projectiles for a European client.

         Medium Caliber Round. The 25mm APFSDS-T ammunition round is MECAR's entry into the medium caliber arena.

        76mm L23 Ammunition. MECAR manufactures HE, HESH and HESH-PRAC ammunition for the L23 guns, in service with armored vehicles in several countries in Europe, South America, Africa and the Far East. Even though this is an established weapon, requirements for this ammunition are expected to continue for the next several years.

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

BRI.

        BRI is an engineering and technical firm that specializes in design, prototype fabrication, production, test and inspection documentation for government and industry. The major portion of BRI's business is in military vehicle technology and technical support of combat and support vehicles. BRI's capability includes the design of heavy wheeled and tracked vehicles. Military and commercial technical manuals are prepared, technical data packages are maintained, and logistic support analysis conducted. BRI is the U.S. Army's technical support contractor on the M109 self-propelled 155mm Howitzer family of vehicles, M88 Recovery Vehicle and M551 Sheridan Light Tank.

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

Geographic Areas and Industry Segments.

        See Note S to Allied's consolidated financial statements for information concerning the geographic areas and industry segments of Allied which information is incorporated herein by reference.

Market and Customers.

        Allied derives the principal portion of its revenues from direct and indirect sales to foreign governments, U.S. Government agencies and prime contractors, primarily on fixed price contracts. The addition of the VSK Group adds a non-military component to company-wide operations. Two agencies of a foreign government and another foreign government accounted for approximately 41%, 20% and 10% in 1998, 64%, 6% and 10% in 1997 and 48%, 10% and 19% in 1996
of Allied's revenues. During 1998, 1997 and 1996, Allied derived approximately 3%, 5% and 11%, respectively, of its annual revenue from U.S. Government agencies and contractors. The VSK Group accounted for approximately 15%, 12% and 17% of Allied's 1998, 1997 and 1996 revenues, respectively.

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

        MECAR has received from time-to-time foreign military sale contracts from the U.S. Government for the manufacture of ammunition for the benefit of a foreign government. Such contracts are subject to termination for convenience or upon default.

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

Research and Development.

        The development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 1998, 1997 and 1996, MECAR expended $811,240, $794,370 and $857,434, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems.

        BRI conducts research and development under contract to both government and commercial clients. Generally, full-size prototypes are supplied where the research and development requirement calls for a working model or unit.

        The business of the VSK Group requires continuous investment in research and development to update and enhance the security systems. The VSK Group employs a staff of design engineers specialized in the field of both electronic hardware and software. During 1998, 1997 and 1996 the VSK Group expended $802,810, $694,026 and $888,885, respectively, on research and development.

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

Backlog.

        As of December 31, 1998 and December 31, 1997, Allied had backlog orders believed to be firm, after giving effect to the percentage of completion method of accounting, of approximately $48.0 million and $92.8 million, respectively. The backlog of orders as of December 31, 1998 are expected to be filled in 1999.


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

Personnel.

        As of December 31, 1998, Allied, MECAR, BRI and the VSK Group had 440 full and part-time employees as follows:

        ALLIED
        ------

        Salaried employees                         5
        Part-time employees                        1

        MECAR
        -----

        Technical and salaried employees          46
        Hourly workers                           185
        Technical consultants                      3

        BRI
        ---

        Salaried employees                        59
        Hourly employees                          26
        Part-time employees                        9

        VSK Group
        ---------

        Technical salaried employees              65
        Hourly workers                            41

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

        MECAR's principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which was occupied by MECAR in 1989. The manufacturing area consists of approximately 112,000 square feet and the administration facilities consist of approximately 28,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. MECAR also owns a 500 acre test range in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was acquired in 1985.

        Throughout 1998, MECAR operated at an average of 85% of productive capacity of its facility, assuming the operation of 3 shifts. MECAR is currently operating at 85% of productive capacity.

        BRI operates from an office and manufacturing building in Arlington Heights, Illinois. BRI has leased approximately 57,500 square feet of office, engineering and manufacturing space through July 31, 1999 and has recently extended the term of this lease through July 31, 2004. Assuming one full shift is maximum capacity, BRI is currently operating at approximately 85% of the productive capacity of its Arlington Heights facility.

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

        The VSK Group operates from owned facilities containing approximately 49,400 square feet. Such facilities are currently operating at approximately 85% of productive capacity.

        Capital expenditure programs for equipment planned in 1999 will require funding of approximately $2.5 million.

Item 3. Legal Proceedings.

        There are no material pending legal proceedings, other than ordinary routine litigation incidental to Allied's business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders of Allied during the fourth quarter of 1998.

                                     PART II

Item 5.  Market for Stock and Related Security Holder Matters.
Market Information.

        Allied's Common Stock has been listed for trading on the American Stock Exchange ("AMEX") since September 15, 1992. Its AMEX trading symbol is ALR. Its media listing is under the symbol Allied Research. The table below shows the high and low sales prices of Allied's Common Stock during 1998 and 1997 (as reported by AMEX):

        1998                                              High          Low
        ----                                              ----          ---

        1st Quarter                                     $13-3/16       $   10
        2nd Quarter                                      13-1/16       11-1/4
        3rd Quarter                                       12-1/4        6-3/8
        4th Quarter                                        8-5/8            6

        1997                                               High         Low
        ----                                               ----         ---

        1st Quarter                                      $10-1/2      $ 5-7/8
        2nd Quarter                                       9-9/16        7-1/4
        3rd Quarter                                       13-5/8        8-3/8
        4th Quarter                                     15-13/16       10-5/8

Stockholders.

        There were approximately 1,525 holders of record of the Common Stock of Allied as of February 18, 1999.

Dividends.

        Allied paid a 5% stock dividend on November 6, 1992 to holders of record of its Common Stock on October 15, 1992. Cash was paid in lieu of the issuance of fractional shares. There have been no dividends declared or paid by Allied in 1993-1998. The banking agreements of MECAR restrict the ability of such subsidiary to transfer funds to

Allied as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Selected Financial Data.

        The following selected financial data relates to Allied's consolidated financial position and results of operations for 1998, 1997, 1996, 1995 and 1994:

                                      1998           1997             1996         1995           1994
                                      ----           ----             ----         ----           ----
                                                 (000's omitted except per share amounts)

Revenues                            $143,535       $134,484         $103,660      $65,769       $ 69,847

Net earnings (loss)                    9,066          8,565            4,805       (2,013)       (10,941)

Earnings (loss) per share:
  Basic                                 1.92           1.88             1.08         (.46)         (2.49)
  Diluted                               1.90           1.85             1.08         (.46)         (2.49)

Total assets                         113,076         99,501           91,948       94,253        107,386

Long-term debt
obligations and
redeemable preferred
stock                                 10,281         11,162            7,443       28,435         14,108


Cash dividends
declared per
common share                             -              -                 -           -              -

NOTE: All per share amounts have been restated consistent with the provision of FASB 128, which became effective in 1997.

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

         Allied operates in three (3) principal segments: the development and production of ammunitions and weapon systems ("product sales"); the manufacture, distribution and service of an integrated line of industrial security products ("security systems and services"); and engineering and technical support services ("engineering and technical"). Product sales, security systems and services and engineering and technical are provided solely by MECAR, VSK Group and BRI, respectively. Accordingly, all references in this Item 7 to (i) MECAR shall refer to the product sales segment, (ii) VSK Group shall refer to the security systems and services segment and (iii) BRI shall refer to the engineering and technical segment. All references herein to Allied or the Company shall refer to Allied Research Corporation as a whole.

               Allied earned a net profit of $9.07 ($1.92 per share - basic) for 1998 compared to a net profit of $8.56 ($1.88 per share - basic) for 1997 and a net profit of $4.81 ($1.08 per share - basic) for 1996. Diluted earnings per share were $1.90, $1.85 and $1.08 in 1998, 1997 and 1996, respectively. In each of 1998, 1997 and 1996, each of Allied's operating subsidiaries earned a profit.

Forward-Looking Statements

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

               Future Factors include increasing competition by foreign and domestic competitors, including new entrants; substantial reliance on MECAR's principal customers to continue to acquire MECAR's products on a regular basis; the cyclical nature of the Company's military business; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost effective basis; the ability of the Company to successfully continue its transition from a pure defense firm to a firm with a substantial commercial component; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. The principal current Future Factor affecting MECAR's business is the continuing impact of depressed oil prices on its principal customers. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

Trends In Operations

         Allied had one of its most profitable years in 1998.

         MECAR turned in another solid performance in 1998. It contributed approximately 78% of Allied's 1998 revenues. While the vast majority of such revenues resulted from products supplied to MECAR's principal customers, MECAR received a modest contract award ($4.0) from a new customer in 1998 which could lead to substantial follow-on awards. MECAR has also negotiated the terms of a contract with another new customer, however this contract has not yet been awarded.

         MECAR's performance slowed in the fourth quarter of 1998 as a result of the lack of current orders from MECAR's principal customers. The last substantial contract received by MECAR from its principal customers was received in March, 1998. Allied believes that depressed oil prices, which adversely impact the purchasing power of such customers, is the principal reason for the delay in receipt of orders from such customers. Notwithstanding the continued depressed state of oil prices, MECAR has been in active negotiations with the principal customers for a new contract. MECAR anticipates an award of this contract in the second quarter of 1999, however there can be no assurance as to the receipt of such an award.

         Allied is optimistic that continued orders will be placed by such principal customers. In addition to follow-on orders for ammunition for various weapons systems currently owned by such customers, these customers are in the process of acquiring two new weapons systems via the Foreign Military Sales program ("FMS"). MECAR has received and completed an initial contract for ammunition for one of these systems. This ammunition is in the process of being tested by the U.S. Government and MECAR is in negotiations with the U.S. Government for a follow-on contract for additional rounds of such ammunition. MECAR has engaged in preliminary discussions with respect to an initial order for ammunition for the second new weapons system. It is currently anticipated that MECAR will receive a contract for such an initial order during 1999 and anticipates receipt of substantial ammunition orders over a several year period following successful completion of testing of the ammunition supplied for these new weapons systems.

         Given the several-month delay in the recognition of revenue from the time of receipt of a contract (due to the ramp-up time and the delay in receipt of raw materials following the placement of orders therefor), the Company anticipates a substantial slow-down in MECAR's revenue beginning at the end of the first quarter of 1999. If substantial contracts are received in the near future, the reduced contribution by MECAR may be limited to the next few quarters. Further, MECAR utilized all of its tax-loss carry forwards in 1998 and therefore will be subject to Belgian tax on any 1999 earnings.


         The VSK Group had a record year in 1998. It contributed approximately $21.27 in revenues and $2.54 in profits. Thus, the VSK Group contributed approximately 28% of Allied's profits on only 14.8% of Allied's revenues. While all lines of business increased in 1998, the VSK Group's 1998 results were enhanced by a $4.2 project for an integrated security system installed in a large hotel complex outside of the VSK Group's traditional service territory. This project is scheduled for completion in the first quarter of 1999.

         Allied expects the VSK Group to provide another excellent year in 1999, although it may not reach 1998 levels. In addition to the one-time hotel project, the VSK Group expects a temporary downturn in its bank business in 1998. One of its principal bank customers is in the process of merging with another bank and has advised the VSK Group that it will discontinue the installation of further security systems until the merged entity determines which bank branches it will continue to operate and which will be closed. Notwithstanding these matters, the VSK Group has a substantial backlog of orders and good prospects for additional work.

         In 1998, the VSK Group established dealer relationships in the United Kingdom and in Germany, two of the fastest growing European markets for security services and products. The VSK Group expects to continue to expand into these markets.

         In addition, Allied and the VSK Group are actively seeking to grow the VSK Group by acquisition. An active acquisition search is in process.

         The internal expansion of the VSK Group's business and its growth by acquisition are being pursued to further increase Allied's non-defense business with the twin goals of having (i) a larger commercial business base to reduce the volatility of Allied's defense business and (ii) a sufficient commercial component of revenues and profits to cause the investment community to cease valuing Allied stock solely as a defense company.

         BRI's profitability was based in large part on revenues from a large contract for the benefit of a foreign government. This contract is scheduled for completion in mid-1999. In 1997, BRI entered into several teaming arrangements with U.S.-based firms to pursue both domestic and international business. In 1998, BRI began to receive certain contract awards from such arrangements. It is anticipated that BRI's future prospects will depend in large part on the success of such teaming arrangements and its ability to secure other large contracts.

         Allied commenced 1999 with a consolidated backlog of approximately $48.0 compared with a consolidated backlog at the beginning of 1998 of $92.8. MECAR began 1999 with a backlog of approximately $22.0 compared with a 1998 beginning backlog of $65.8. VSK began 1999 with a backlog of approximately $15.0 compared with a 1998 beginning backlog of approximately $12.7. BRI's beginning backlog in 1999 was $11.0 compared with a 1998 beginning backlog of $14.4.

         The future prospects for Allied depend largely on MECAR's ability to continue to obtain large orders on a periodic basis and Allied's ability to successfully continue its expansion of its commercial business.

Trends In Liquidity And Capital Resources

         Allied's liquidity has improved in the last few years as a result of its profitable operations. No liquidity problems are forecast for 1999. In the longer term, Allied's liquidity will continue to depend upon its ability to obtain substantial orders from its traditional customer base and the success of its efforts to broaden its revenue base.

Year 2000 Issues

         Allied is addressing a broad range of issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 problem is complex, as many computer systems will be affected in some way by the rollover of the two-digit year value to 00. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 issue creates risks for Allied from unforeseen problems in its products or its own computer and embedded systems and from third parties with whom Allied deals on financial and other transactions worldwide. Failure of Allied's and/or third parties' computer systems could have a material impact on Allied's ability to conduct its business.

         Allied has commenced a phased program to inventory, assess, remediate, test, implement and develop contingency plans for all mission-critical applications and products potentially affected by the Year 2000 issue (the "Y2K Program"). To accelerate overall completion, activities in each phase are often concurrent rather than serial, but all phases, except developing contingency plans, are expected to be completed by mid-1999.

         Allied's current estimate of the aggregate costs to be incurred for the Y2K Program is less than $.25, which is expected to be funded from operating cash flows. If Allied encounters significant unforeseen Year 2000 problems, either in its products or internal business systems or in relation to third party vendors, manufacturers or suppliers, actual costs could materially exceed this estimate.

         Allied has substantially completed its inventory of Year 2000 impacted software and is assessing its centralized computer and embedded systems to identify any potential Year 2000 issues. Allied has a number of projects underway to replace or upgrade hardware and software that are known to be Year 2000 non-compliant. Allied currently expects to substantially complete remediation, validation, and implementation of its internal systems by mid-1999. However, if implementation of replacement or upgraded systems or software is delayed, or if significant new non-compliance issues are identified, Allied's results of operations or financial condition could be materially adversely affected.

         Allied is also in the process of contacting its critical suppliers, manufacturers, distributors and other vendors to determine that the operations, products and services that they provide to Allied are Year 2000 compliant. Where practicable, Allied will attempt to mitigate its risks with respect to the failure of third parties to be Year 2000 ready, including developing contingency plans. However, such failures, including failures of any contingency plan, remain a possibility and could have a materially adverse impact on Allied's results of operations or financial condition.

         Allied is in the process of developing contingency plans to address situations that may result if Allied is unable to achieve Year 2000 readiness of its critical operations, including operations under the control of third parties. Additionally, the most reasonably likely "worst case" scenario has not yet been clearly identified. Completion of such contingency plans is in progress and is expected to be completed by September 1999. There can be no assurance that the Company will be able to develop contingency plans that will adequately address all Year 2000 issues that may arise.

Liquidity.

         Allied's liquidity increased in 1998, principally as a result of profitable operations at each operating segment. Working capital, which includes restricted cash, was approximately $35.27 at December 31, 1998, which is an increase of $10.15 from the December 31, 1997 level. Allied's current working capital is required for operations and to support credit facility agreements.

         Cash and equivalents at December 31, 1998 increased over year-end 1997 levels largely due to the profitable operations of the operating segments. Restricted cash increased over year-end 1997 amounts due to an increased level of work-in-process at MECAR. Accounts receivable at December 31, 1998 decreased from December 31, 1997 by $11.2 due to unusually large shipments of products at the end of 1997. Costs and accrued earnings on uncompleted contracts increased by $13.08 over 1997 as a result of larger amounts of work in progress at the end of 1998 which is anticipated to be completed and shipped in the first quarter of 1999. Inventories decreased by $3.54 from 1997 levels due to the increase in contracts in progress and the reduced backlog. Prepaid expenses increased by $6.0 over 1997 levels corresponding to the increase in contracts in progress which are scheduled to be shipped in the first quarter of 1999. Current liabilities increased slightly from 1997 levels.

         During 1998, 1997 and 1996, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts.

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

         MECAR typically obtains relatively large orders for its ammunition and weapon systems which require credit facilities to provide import letters of credit, advance payment guarantees and performance bonds. These needs have been met in the last few years via agreements with a multi-member foreign bank pool.

         The current credit facility was revised in 1998. As has been the case in recent years, the bank pool must agree to extend such facility to new orders as they are received by MECAR. While management believes that it will be able to finance additional MECAR contracts using the bank pool structure, there can be no assurance that such financing will be provided.

         The credit facility and other loan agreements continue to impose certain restrictions on MECAR. MECAR's obligations were collateralized at December 31, 1998 by base cash deposits of $13.2 and a pledge on MECAR's assets of $32. The bank agreement further precludes MECAR from making payments to any company in the Allied group in excess of $2.4 per year until MECAR has unrestricted cash of not less than $7.2. MECAR's obligations under the bank agreement are also supported by a guarantee provided by Allied.

         MECAR has a mortgage loan with a foreign bank which had an outstanding balance of approximately $3.56 at December 31, 1998. Principal and interest payments on the mortgage loan extend through January, 2004.

         The VSK Group operated throughout 1998 primarily from cash generated from operations. The VSK Group is obligated on several mortgages and other long-term obligations with December 31, 1998 balances aggregating $1.2. It is also obligated on letters of credit required by a contract with a customer.

         On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The euro trades on currency exchanges and is available for non-cash transactions. Based on a preliminary assessment, Allied does not believe the conversion will have a material impact on the competitiveness of its products or increase the likelihood of contract cancellations. Further, Allied expects that modifications to comply with euro requirements have been and will continue to be made in its business operations and systems on a timely basis and does not believe that the cost of such modifications will have a material adverse impact on Allied's results of operations or financial condition. There can be no assurance, however, that Allied will be able to continue to complete such modifications on a timely basis; any failure to do so could have a material adverse effect on Allied's results of operations or financial condition. In addition, Allied faces risks to the extent that suppliers, manufacturers, distributors and other vendors upon whom Allied relies and their suppliers are unable to make appropriate modifications to support euro transactions. The inability of such third parties to support euro transactions could have a material adverse effect on Allied's results of operations or financial condition.

         BRI operated throughout 1998 from cash generated from operations supplemented by a credit facility. The credit facility consisted of a $3.5 line of credit, which was increased to $4.75 in the latter portion of 1998 as well as a cash collateralized letter of credit facility. At December 31, 1998, the line of credit had an outstanding balance of $3.42. Allied has guaranteed BRI's obligations under the above-described credit facility. Principally in order to finance BRI's principal contract for the benefit of a foreign government, Allied advanced approximately $1.4 million to BRI in the third and fourth quarters of 1998 (the "Inter-Company Loan").

         In early 1999, BRI obtained a new credit facility consisting of a $6.0 line of credit (which permits advances based upon BRI eligible accounts receivable and unbilled work-in-process). BRI has used a portion of its line of credit to repay a substantial portion of the Inter-Company Loan.

         In September 1998, Allied's Board of Directors authorized the purchase of up to 200,000 shares of Allied's common stock. To date, the Company has made very modest repurchases under the share repurchase program. The timing and size of any future stock repurchases are subject to market conditions, stock prices Allied's cash position and other cash requirements going forward.

Capital Resources.

         Allied spent $2.4 in 1998 on capital equipment as compared with $1.3 in 1997 and $1.1 in 1996, respectively. The expenditures in 1998 were primarily for facility upgrades and computer equipment. Management currently anticipates that it will spend approximately $2.5 on capital expenditures in 1999, principally for additional upgrades to the MECAR and VSK facilities and equipment.

Results of Operations.

         Allied had revenues of $143.54 in 1998 as compared to $134.48 in 1997 and $103.66 in 1996, respectively. Allied earned a profit of $9.07 in 1998 compared to profits of $8.56 in 1997 and $4.81 in 1996.


         The following table sets forth, for the years ended December 31, 1998, 1997 and 1996, certain items from Allied's consolidated statements of operations expressed as a percentage of revenue:

                                      1998              1997          1996
                                      ----              ----          ----

Revenue                              100.0%            100.0%        100.0%

Costs and Expenses
  Cost of sales                       81.3              80.9          75.9
  Selling and administrative           8.8              10.7          15.1
  Research and development             1.1               1.1           1.7
  Restructuring charge                 ---                .7           ---
                                      ----             -----          ----

        Operating income               8.8               6.6           7.3

Other income (deductions)

  Interest income                      1.0                .8           1.9
  Interest expense                    (1.2)             (1.4)         (3.3)
  Other - net                           .6               1.1          (0.4)
                                      ----             -----          ----
        Earnings before
        income taxes                   8.1               7.1           5.5
Income taxes                           1.7                .7           0.9
Net earnings                           6.3               6.4           4.6
                                      ----             -----          ----

        The following discussion of the components of the results of operations applies to Allied as a whole unless reference is made to a particular segment.

Revenues

        Allied revenues for 1998 increased $9.05, or 6.73%, as compared to 1997. Revenues for 1997 increased $30.8, or 29.7%, as compared to 1996.

                               Revenues By Segment
                                  ($ Millions)

                                     1998                       1997                     1996
                                     ----                       ----                     ----
                                     % of                       % of                     % of
                        Amount       Total         Amount       Total       Amount       Total
                        ------       -----         ------       -----       ------       -----
         MECAR            $111.8      77.9%        $107.5        80.0%       $74.1       71.5%
         VSK                21.3      14.8%          16.4        12.2%        17.9       17.3%
         BRI                10.5       7.2%          10.5         7.8%        11.6       11.2%

        Revenues at MECAR for 1998 increased by approximately 4.0% from the prior year and such revenues increased in 1997 by approximately 45% (net of currency fluctuations) over the prior year due to increased business from MECAR's traditional customer base.

        In 1998, revenues at the VSK Group increased approximately 29.9% over 1997 levels primarily due to several large projects including the previously-described hotel complex project. In 1997, revenues at the VSK Group decreased approximately 8.4% under 1996 levels primarily due to currency fluctuations (if currency fluctuations are eliminated, 1997 VSK Group revenues increased 6% over 1996 levels).

         Revenues at BRI for 1998 decreased by less than 1% from 1997. Revenues in 1997 decreased 9.3% from 1996 levels.


Cost of Sales

         Cost of sales as a percentage of sales for 1998 was approximately 81% compared with 81% and 76% for each of 1997 and 1996, respectively.

Selling and Administrative Expenses

         Selling and general administrative expenses in 1998 were $1.8 (or 12.5%) less than those incurred in 1997 as a result of continued cost cutting efforts.

         Selling and general administrative expenses in 1997 were $1.2 (or 7.8%) less than those incurred in 1996.

Research and Development

         Research and development costs incurred in 1998 increased by $0.13 (or 8.4%) over 1997 levels.

         Research and development costs incurred in 1997 decreased by $0.26 (or 14.8%) under 1996 levels due to lower expenditures at MECAR.

Restructuring Costs

         Restructuring costs incurred by MECAR, principally comprised of workforce reductions, of approximately $.98 were incurred in 1997. Such charges were incurred to reduce employment levels at MECAR.

Interest Income

         Interest income increased in 1998 by $0.47, or 45.4%, over 1997 levels principally due to increased amounts of cash invested.

         Interest income decreased in 1997 by $.89, or 46% below 1996 levels principally due to reduced cash levels principally resulting from repayment of a term loan.

Interest Expense

         Interest expense decreased in 1998 by $0.07, or 4%, under the amount incurred in 1997 as a result of lesser borrowings during the year.

         Interest expense decreased in 1997 by $1.6, or 46.5%, from the amount incurred in 1996 as a result of a decrease in bank debt and credit facility fees.

Other - Net

         Other-net results were a $0.81 loss in 1998 and a gain of $1.52 in 1997, largely due to net currency losses and gains, respectively, at MECAR.

Pre-Tax Profit

                            Pre-Tax Profit By Segment
                                   ($ Million)

                          1998                    1997                 1996
                          ----                    ----                 ----
                          % of                    % of                 % of
                Amount    Total        Amount     Total    Amount      Total

MECAR            $6.9       57%         $8.6       76%      $3.7         66%
VSK               4.5       37%          2.0       18%       1.4         25%
BRI               0.7        6%          0.7        6%       0.5          9%

        MECAR's 1998 pre-tax profit decreased by 20% from 1997 levels notwithstanding that 1997 pre-tax profits were adversely affected by approximately $.98 in workforce reduction restructuring costs. MECAR'S results for 1997 were enhanced by a substantial systems intergration contract. Such contracts typically provide higher profit margins than traditional contracts. MECAR'S 1997 pre-tax profit increased by 132% over 1996 pre-tax profits due to a substantial increase of revenue in 1997 from MECAR's traditional customer base, including the systems integration contract.

        The VSK Group's 1998 pre-tax profit increased by 125% from its 1997 pre-tax profit principally due to a substantial increase in VSK Group revenue in 1998. The 1997 pre-tax profit of the VSK Group increased by 43% over the 1996 pre-tax profit as a result of higher profit margins and the implementation of cost containment measures at the VSK Group in 1997.

        BRI's pre-tax profit remained substantially unchanged throughout the 1996-1998 period.

Income Taxes

         The 1998 effective tax rate was 21.7%, primarily due to the utilization of tax loss carryforwards at MECAR and the reduction of $0.9 in deferred and accrued tax obligations in the United Kingdom that were favorably resolved in 1998. The foreign operating loss carryforwards at MECAR were fully utilized in 1998 and some 1998 MECAR earnings became subject to Belgian tax at the 40.7% statutory rate.

         The 1997 effective tax rate was 10.1% primarily due to the utilization of tax loss carryforwards at MECAR.

Net Earnings

         The Company had a $9.07 profit in 1998 compared with a $8.56 profit in 1997. All segments earned a profit in 1998.

         The Company had a $8.56 profit in 1997 compared with a $4.81 profit in 1996. All segments earned a profit in 1997.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.

        Allied manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

        At year-end 1998, Allied had approximately $3.6 million of fixed-rate indebtedness and approximately $5.6 million of variable-rate indebtedness. Allied has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

        Cash available for investment is typically invested in short term funds, which generally mature in 30 days or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company's practice to hold these investments to maturity.

        Assuming year-end 1998 variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $280,000.

Exchange Rate Sensitivity.

         Allied conducts business in several foreign countries and approximately 93%, 92% and 89%, of the Company's revenue for the years ended December 31, 1998, 1997 and 1996, respectively, was derived from Allied's operations outside the United States. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. Allied uses foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates associated with some, but not all, of its contracts in which the expenses for providing services are incurred in currency other than the functional currency of Allied's foreign subsidiaries or payments on contracts are made by the customer in another currency. The objective of these contracts is to hedge fixed obligations to reduce the effect of foreign currency exchange rate fluctuations on Allied's foreign subsidiaries' operating results.

         Additionally, Allied's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Allied subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the consolidated financial results. Allied does not hedge these matters because cash-flows from international operations are generally re-invested locally. It is estimated that a 10% change in foreign exchange rates would impact reported operating profit by less than $1.2 million.

         Allied does not use derivative financial instruments for speculative trading purposes, nor does Allied hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

         Allied regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

Item 8. Financial Statements and Supplementary Data.

         The financial statements required by this item are set forth following the signature pages hereof.

         See Note T to Allied's consolidated financial statements for supplementary financial data required by this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

         There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item.

                                    PART III

Item 10.  Directors and Executive Officers of Allied.

Directors.

        The following are the directors of Allied:

        J. R. Sculley, age 58, became a director of Allied in 1991. He has served as president and chief operating officer of Allied since April, 1992, and was named chairman of the board and chief executive officer in December, 1992. He is also a director of MECAR, BRI and Limited. Between 1989 and April, 1992, Mr. Sculley was Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, and, prior thereto, was Assistant Secretary of the Army (Research, Development and Acquisition).

        Clifford C. Christ, age 51, became a director of Allied in 1993. He has been the president and chief executive officer of NavCom Defense Electronics, Inc., a defense electronics company, since 1988.

        Earl P. Smith, age 60, became a director of Allied in 1993. Mr. Smith has been a principal of Earl Smith & Associates, a defense consulting firm, since 1990. During 1990 he was vice president-commercial operations of Management Services Corporation, a subsidiary of Lear Siegler Corp., and from 1986 to 1990 he was vice president - marketing and contracts of Management Services Corporation.

        Robert W. Hebel, age 75, became a director of Allied in early 1996. Throughout the last five years, Mr. Hebel has been a private investor.

        Harry H. Warner, age 63, became a director of Allied in early 1996. Throughout the last five years, Mr. Warner has been a self-employed financial consultant, investor and real estate developer. He is also a director of Chesapeake Corporation, Pulaski Furniture Corporation and Virginia Management Investment Corporation.

Executive Officers.

        The following are the executive officers of Allied:

        J. R. Sculley, age 58, was elected chairman of the board and chief executive officer of Allied in December, 1992, and has served as Allied's president and chief operating officer since April, 1992. He served as Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, from 1989 to April, 1992, and previously was Assistant Secretary of the Army (Research, Development and Acquisition). Mr. Sculley also serves as a director of MECAR, BRI and Limited.

        W. Glenn Yarborough, Jr., age 58, was elected president and chief operating officer in July 1998, and has served as vice president of Allied since January, 1995 and as Vice President of Services since February, 1993. Previously, he served as director of business development of Grumman Corporation, a defense company. Mr. Yarborough also serves as a director of BRI, Limited and the VSK Group.

Item 11.  Executive Compensation
Compensation of Directors and Executive Officers
        The following table sets forth information concerning all compensation paid for services rendered in all capacities to Allied and its subsidiaries during the years ended December 31, 1998, 1997 and 1996, by the chief executive officer of Allied and by other executive officers of Allied whose total annual salary and bonus exceeds $100,000:

                                  SUMMARY COMPENSATION TABLE


                  ANNUAL COMPENSATION                               LONG TERM COMPENSATION
                  -------------------                               ----------------------
                                                                     Awards       Payouts
                                                                     ------       -------
                                                       Other                                                 All
Name                                                   Annual      Restricted    Securities                 Other
and                                                    Compen-        Stock      Underlying      LTIP      Compen
Principal                                              sation        Award(s)     Options/      Payouts    sation
Position              Year      Salary($)  Bonus($)1     ($)           ($)        SARs (#)        ($)        ($)
--------              ----      ---------  ---------     ---           ---        --------        ---        ---
J.R.                  1998      $275,000   $ 68,125
Sculley,              1997      $245,000   $120,000
Chief                 1996      $245,000   $100,000                                15,000
Executive
Officer
W. Glenn              1998      $197,000   $ 61,312
Yarborough,           1997      $183,000   $108,000
Jr., President and    1996      $168,000   $ 90,000                                27,600
Chief Operating
Officer

--------------------
(1) Messrs. Sculley and Yarborough were awarded bonuses of (i) $68,125 and $61,312.50 respectively, for 1998 performance, payable in 1999 in stock and/or cash, (ii) $120,000 and $108,000, respectively, for 1997 performance, payable in 1998 in stock and/or cash and (iii) $100,000 and $90,000, respectively, for 1996 performance payable in 1997 in stock and/or cash. In each of February 1999, and March 1998 and 1997, Mr. Sculley was awarded 5,548 shares of stock and cash bonuses of $30,329, $53,424 and $44,420, respectively. Mr. Yarborough was awarded 9,000 shares of Company stock in each of February 1999, and March 1998 and 1997. The shares issued in February 1999 had a market value of $6.8125 per share on the date of grant; the shares issued in 1998 had a market value of $12.00 per share on the date of grant; and the shares issued in 1997 had a market value of $10.00 per share on the date of grant.

               Aggregated Option/SAR Exercises in Last Fiscal Year
                           and FY-End Option/SAR Value

                                                                 Number of
                                                                 Securities           Value of
                                                                 Underlying         Unexercised
                                                                 Unexercised        In-the-Money
                                                                Options/SARS at    Options/SARS at
                                                                 FY-End (#)1         FY-End ($)1
                                                                 -----------         -----------

                         Shares Acquired         Value            Exercisable/      Exercisable/
Name                      on Exercise (#)     Realized ($)       Unexercisable     Unexercisable
----                      ---------------     ------------       -------------     -------------
J.R. Sculley                 1,220              $  8,159         42,500/22,400        27,813/0

W. Glenn Yarborough          4,200              $37,980          18,200/0             18,900/0

-------------------
(1) Based on the Closing price of the Company's stock of $8.25 on December 31, 1998.

Director Compensation

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

        In 1992, the Board of Directors of Allied adopted the Allied Research Corporation Outside Directors Retirement Plan (the "Directors Retirement Plan") to provide retirement benefits for long-standing Outside Directors. Under the Directors Retirement Plan, Outside Directors are eligible for a retirement benefit if they retire form the Board and have served as a member of the Board for a minimum of five (5) years. An eligible Outside Director who retires from the Board is entitled to receive, commencing on the last day of the first month following the month in which the director attains age seventy (70), monthly payments equal to the monthly cash compensation received from Allied at the time the director terminated service in such capacity. Such payments will cease upon the earlier of the expiration of a period of time equivalent to the period of time the director served as a member of the Board or the death of the director. In the event that a director has breached any fiduciary or legal duty Allied, the director will forfeit any right to payment of benefits under the Directors Retirement Plan. The Directors Retirement Plan is administered by the Board of Directors.

        In 1991, the Board of Directors of Allied adopted the Allied Research Corporation Outside Directors Stock Option Plan (the "Directors Option Plan") by which Allied may grant options for up to 208,000 shares of Allied's Common Stock to its Outside Directors (which amount includes the 5% stock dividend paid on November 6, 1992). None of the options granted pursuant to the Directors Option Plan are intended to qualify as incentive stock options under Sections 422 through 424 of the Internal Revenue Code. The purpose of the Directors Option Plan is to advance the interest of Allied by providing its Outside Directors with financial incentives in the form of non-statutory stock options in order to attract, retain and motivate such Outside Directors. Options for an aggregate of 75,000 shares were granted under the Directors Option Plan in 1996 to Allied's Outside Directors; no such options were awarded in 1997 or 1998.

Employment Contract and Change-In-Control Arrangements

        J.R. Sculley and Allied entered into an Employment Agreement (the "Sculley Agreement") which expired and is currently being renegotiated by Allied's Compensation Committee. In consideration for his services as an officer of Allied and as a director of Allied and each of its subsidiaries, Mr. Sculley is entitled to receive an aggregate sum of not less than $290,000 per calendar year.

        W. Glenn Yarborough, Jr. and Allied have entered into an Employment Agreement (the "Yarborough Agreement") which extends through July, 1999, and is automatically renewable from year to year thereafter unless either Allied or Mr. Yarborough gives the other timely notice of its or his intent not to renew. Mr Yarborough is entitled to receive base compensation or $200,000 per calendar year. The Yarborough Agreement further provides that in the event Mr. Yarborough ceases to serve in any capacity as an officer of the Company as a result of a voluntary or involuntary termination within a period of twelve (12) months following a change in control, Mr. Yarborough shall be entitled to a lump sum payment equal to the aggregate amount of compensation payable to Mr. Yarborough throughout the remaining term of the Yarborough Agreement.

        In June, 1991, the Board of Directors of Allied adopted the Preferred Share Purchase Rights Agreement (the "Agreement"). The Agreement provides each stockholder of record on a dividend distribution of one "right" for each outstanding share of Allied's common stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquiror has purchased or has the right or acquire 10% or more of Allied's common stock, or
(2) the commencement of a tender offer which would result in an offeror beneficially owning 30% or more of the outstanding common stock of Allied. All rights held by an acquiror or offeror expire on the announced acquisition date, and all rights expire at the close of business on June 20, 2001. Each right entitles a stockholder to acquire at a stated purchase price, 1/100 of a share of Allied's preferred stock which carries voting and dividend rights similar to one share of its common stock. Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of Allied's common stock (or in certain circumstances, cash, property or other securities of Allied) at a price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder may elect to acquire one-half of the common stock available under the second option. The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Agreement. At the discretion of a majority of the Board and within a specified time period, Allied may redeem all of the rights at a price of $.01 per right. The Board may also amend any provisions of the Agreement prior to exercise.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of Allied during the fiscal year ended December 31, 1998 consisted of Messrs. Earl P. Smith, Robert W. Hebel and Harry
H. Warner. None of such individuals has served as an officer or employee of Allied nor is there any other relationship between any member of the Compensation Committee and Allied which is required to be disclosed under applicable regulations.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following information is furnished as of February 2, 1999, with respect to any person who is known to Allied to be the beneficial owner of more than five percent (5%) of its Common Stock:

                                               Amount and
Title                                          nature of
of             Name and address of             beneficial          Percent of
class          beneficial owner                ownership           class(1)
-----          ----------------                ---------           ------

Common         Fidelity Low-Priced             473,000              9.7%
               Stock Fund/Fidelity             Owned directly
               Management &
               Research Company
               82 Devonshire Street
               Boston, MA 02109

Common         Lionheart Group, Inc.           319,388             6.6%
               230 Park Avenue                 Owned directly
               Suite 516
               New York, New York 10169

Common         Dimensional Fund                278,000             5.7%
               Advisor, Inc.2                  Owned directly
               1299 Ocean Avenue
               11th Floor
               Santa Monica, CA 90401

-----------------
(1) Based upon 4,754,210 shares of common stock outstanding plus 116,150 shares which may be acquired within 60 days pursuant to outstanding stock options.
(2) Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, is deemed to have beneficial ownership of 278,000 shares, all of which shares are owned by advisory clients of Dimensional. Dimensional disclaims beneficial ownership of all such shares.

        The following information is furnished as of February 2, 1999, with respect to the beneficial ownership by management of Allied's Common Stock:

                                               Amount and
Title                                          nature of
of             Name of                         beneficial          Percent of
class          beneficial owner                ownership(1)        class(2)
-----          ----------------                ------------        --------

Common         Harry H. Warner                 11,000              *
                                               Owned
                                               directly

Common         Earl P. Smith                   6,110               *
                                               Owned
                                               directly

Common         Clifford C. Christ              26,000              *
                                               Owned
                                               directly

Common         Robert W. Hebel                 8,625               *
                                               Owned
                                               directly

Common         J. R. Sculley                   139,552             2.9%
                                               Owned
                                               directly

Common         W. Glenn Yarborough             73,762              1.5%
                                               Owned
                                               directly

Common         All executive officers          265,049             5.4%
               and directors as a              Owned
               group (6)                       directly

------------------
(1) Includes 18,200 shares which may be acquired by Mr. Yarborough and 53,700 shares which may be acquired by Mr. Sculley within 60 days pursuant to outstanding stock options.
(2) Based upon 4,754,210 shares of common stock outstanding plus 116,150 shares which may be acquired within 60 days pursuant to outstanding stock options.

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

        Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by Allied of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities bing registered, Allied will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

(a)(1)  Financial Statements:

               Report of Independent Certified Public                       F-3
               Accountants

               Consolidated Balance Sheets at December 31,                  F-4
               1998 and 1997

               Consolidated Statements of Earnings for                      F-6
               the three years ended December 31, 1998

               Consolidated Statements of Stockholders'                     F-7
               Equity for the three years ended
               December 31, 1998

               Consolidated Statements of Cash Flows                        F-8
               for the three years ended December 31, 1998

               Notes to Consolidated Financial Statements                   F-10

(a)(2)  Financial Statement Schedules:

         The following financial statement schedules are included in Part IV of this report:

               (a)(2)(a) As of December 31, 1998 and 1997 and for the three years ended December 31, 1998.

                             Schedule I - Condensed                         F-31
                             Financial Information of
                             Allied

                             Schedule II - Valuation                        F-34
                             and Qualifying Accounts

(a)(3)  Exhibits:

               Exhibit 3 - Certificate of Incorporation, as amended
                           (Incorporated by reference from Form 10-K filed in March, 1992); Amended and Restated By-Laws (Incorporated by reference from Form 8-K filed in November, 1992); and Amendment to Amended and Restated By-Laws adopted by the Board of Directors in September, 1996 (Incorporated by reference from Form 10-K filed in March, 1998); and Amendment to Amended and Restated By-Laws adopted by the Board of Directors in February, 1999 (Incorporated by reference from Form 8-K filed in February, 1999).

               Exhibit 10 -

                           (a)  Executive Employment Agreement between
                                Allied Research Corporation and W. Glenn
                                Yarborough, Jr. (Incorporated by reference from Form 10-K filed in March, 1995.)

               Exhibit 21 - List of Subsidiaries                             E-3

               Exhibit 23 - Consent of Independent Certified                 E-4
                            Public Accountants

(b) Reports on Form 8-K:

         No reports on Form 8-K were filed during the Fourth quarter of 1998.

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

                                 Allied Research Corporation
(Allied).........................................................


By (Signature and Title)    /s/ J.R. Sculley
                            -------------------------------------
                            J. R. Sculley, Chief Executive Officer


Date: March 12, 1999

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.



By (Signature and Title)   /s/ J.R. Sculley
                            -------------------------------------
                            J. R. Sculley,
                            Chief Financial Officer


Date:  March 12, 1999

                               * * * * * * *


By (Signature and Title)  /s/ J.R. Sculley
                            -------------------------------------
                             J. R. Sculley, Director


Date:  March 12, 1999

                               * * * * * * *

By (Signature and Title)   /s/ Clifford C. Christ
                            -------------------------------------
                             Clifford C. Christ, Director


Date:  March 12, 1999
                                * * * * * * *



By (Signature and Title)     /s/ Earl P. Smith
                            -------------------------------------
                             Earl P. Smith, Director


Date: March 12, 1999
                                * * * * * * *



By (Signature and Title)      /s/ Robert W. Hebel
                            -------------------------------------
                             Robert W. Hebel, Director


Date:  March 12, 1999
                                * * * * * * *



By (Signature and Title)     /s/ Harry H. Warner
                            -------------------------------------
                             Harry H. Warner, Director


Date:  March 12, 1999
                                * * * * * * *

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549







                       FINANCIAL STATEMENTS AND SCHEDULES

                                DECEMBER 31, 1998








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

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------


                                                                                     Page

Report of Independent Certified Public Accountants                                    F-3

Consolidated Balance Sheets at December 31, 1998 and 1997                             F-4

Consolidated Statements of Earnings for the three years ended December 31, 1998       F-6

Consolidated Statements of Stockholders' Equity for the three years
    ended December 31, 1998                                                           F-7

Consolidated Statements of Cash Flows for the three years ended December 31, 1998     F-8

Notes to Consolidated Financial Statements                                            F-10

Schedules as of and for the three years ended December 31, 1998

            Schedule I - Condensed Financial Information of Registrant                F-31

            Schedule II -Valuation and Qualifying Accounts                            F-34

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Allied Research Corporation

We have audited the accompanying consolidated balance sheets of Allied Research Corporation and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Research Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

We have also audited Schedules I and II for each of the three years in the period ended December 31, 1998. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP
------------------------
BALTIMORE, MARYLAND
FEBRUARY 16, 1999

                           ALLIED RESEARCH CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

--------------------------------------------------------------------------------

                                     ASSETS
                                                       1998          1997
                                                   ------------  -----------
CURRENT ASSETS
   Cash and equivalents (note A)                    $10,234,653   $7,693,757
   Restricted cash (notes C and F)                   14,013,905    8,727,186
   Accounts receivable (notes A, C and E)            29,445,873   40,649,726
   Costs and accrued earnings on
      uncompleted contracts (note A)                 20,886,607    7,804,344
   Inventories (note D)                               3,422,303    6,965,666
   Prepaid expenses                                  10,093,885    4,094,190
                                                     ----------    ---------

           Total current assets                      88,097,226   75,934,869


PROPERTY, PLANT AND EQUIPMENT - AT COST
   (notes A and H)
      Buildings and improvements                     12,439,745   11,714,475
      Machinery and equipment                        31,775,830   28,778,285
      Leasehold improvements                            118,927      118,927
                                                        -------      -------
                                                     44,334,502   40,611,687
      Less accumulated depreciation                  33,102,833   30,259,311
                                                     ----------   ----------
                                                     11,231,669   10,352,376
      Land                                            1,298,091    1,208,013
                                                      ---------    ---------
                                                     12,529,760   11,560,389

OTHER ASSETS
   Restricted cash deposits (notes B and F)           6,670,289    6,414,419
   Intangibles, less accumulated amortization of
      $3,136,339 and $2,783,724 in 1998 and 1997,
      respectively (note A)                           4,960,537    5,028,390
   Other                                                818,318      562,572
                                                        -------      -------
                                                     12,449,144   12,005,381
                                                     ----------   ----------

                                                   $113,076,130  $99,500,639
                                                    ===========   ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ALLIED RESEARCH CORPORATION

                                  DECEMBER 31,

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               1998           1997
                                                           -------------  -----------
CURRENT LIABILITIES
   Notes payable (note E)                                    $ 3,415,000    $1,720,000
   Current maturities of long-term debt                        1,324,221     1,280,736
   Accounts payable                                           25,377,241    34,656,335
   Accrued liabilities                                         5,043,742     4,747,291
   Accrued losses on contracts (note G)                          786,986       572,279
   Customer deposits                                          16,135,013     6,993,756
   Income taxes                                                  748,795       847,563
                                                                 -------       -------

           Total current liabilities                          52,830,998    50,817,960



LONG-TERM DEBT, less current maturities (note G)               4,431,282     5,311,564


ADVANCE PAYMENTS ON CONTRACTS (note F)                         5,850,000     5,850,000


DEFERRED INCOME TAXES (notes A and P)                                  -       626,660


CONTINGENCIES AND COMMITMENTS (notes I, J, L and N)                    -             -


STOCKHOLDERS' EQUITY (note L)
   Preferred stock, no par value; authorized, 10,000
      shares; none issued                                              -             -
   Common stock, par value, $.10 per share; authorized
      10,000,000 shares; issued and outstanding, 4,757,174
      in 1998 and 4,608,221 in 1997                              475,717       460,822
   Capital in excess of par value                             13,391,099    12,100,521
   Retained earnings                                          35,111,909    26,046,271
   Accumulated other comprehensive income (loss)                 985,125   (1,713,159)
                                                                 -------   ----------
                                                              49,963,850    36,894,455
                                                              ----------    ----------

                                                            $113,076,130   $99,500,639
                                                            ============   ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ALLIED RESEARCH CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                1998               1997                1996
                                            ------------       -------------       ------------
REVENUE (note M)                            $143,535,202        $134,483,750       $103,660,137

COST AND EXPENSES
   Cost of sales                             116,642,893         108,775,629         78,658,573
   Selling and administrative                 12,621,055          14,422,923         15,647,951
   Research and development                    1,614,050           1,488,396          1,746,319
   Restructuring costs (note Q)                     -                977,267               -
                                             -----------         -----------        -----------
                                             130,877,998         125,664,215         96,052,843
                                             -----------         -----------         ----------

           Operating income                   12,657,204           8,819,535          7,607,294

OTHER INCOME (DEDUCTIONS)
   Interest income                             1,503,138           1,033,599          1,921,864
   Interest expense                          (1,772,284)         (1,846,697)        (3,451,066)
   Other - net (note O)                        (812,252)           1,519,505          (381,379)
                                             -----------         -----------        -----------
                                             (1,081,398)             706,407        (1,910,581)
                                             -----------         -----------        -----------

           Earnings before income taxes       11,575,806           9,525,942          5,696,713

INCOME TAXES (NOTES A AND P)                   2,510,168             961,154            891,230
                                             -----------         -----------        -----------

           NET EARNINGS                      $ 9,065,638         $ 8,564,788        $ 4,805,483
                                            ============         ===========        ===========

EARNINGS PER SHARE (NOTE R):
   BASIC                                           $1.92               $1.88              $1.08
                                                    ====                ====               ====

   DILUTED                                         $1.90               $1.85              $1.08
                                                    ====                ====               ====

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:

   BASIC                                       4,722,303           4,543,874          4,432,750
                                               =========           =========          =========

   DILUTED                                     4,765,207           4,626,602          4,438,489
                                               =========           =========          =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           ALLIED RESEARCH CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

--------------------------------------------------------------------------------

                                                          Common                                              Accumulated
                                                          Stock                                           other comprehensive
                                          Preferred  ---------------------     Capital                       income (loss)
                                           stock no                $.10       in excess       Retained     foreign currency
                                          par value  Shares      par value   of par value     earnings  translation adjustment
                                          ---------  ------      ---------   ------------     --------  ----------------------
BALANCE AT DECEMBER 31, 1995                  $  -    4,422,056    $442,206   $10,745,295   $12,676,000        $ 4,490,083
  Common stock awards                            -        9,035         903        40,479             -                  -
  Employee stock purchase plan purchases         -       12,001       1,200        60,529             -                  -
  Comprehensive income (loss)
    Net earnings for the year                    -            -           -             -     4,805,483                  -
    Currency translation adjustment              -            -           -             -             -         (1,815,537)
  Total comprehensive income                     -            -           -             -             -                  -
                                             -----    ---------     -------    ----------    ----------          ---------

BALANCE AT DECEMBER 31, 1996                     -    4,443,092     444,309    10,846,303    17,481,483          2,674,546

  Common stock awards                            -       52,746       5,275       516,185             -                  -
  Employee stock purchase plan purchases         -      112,383      11,238       738,033             -                  -
  Comprehensive income (loss)
    Net earnings for the year                    -            -           -             -     8,564,788                  -
    Currency translation adjustment              -            -           -             -             -         (4,387,705)
  Total comprehensive income                     -            -           -             -             -                  -
                                             -----    ---------     -------    ----------    ----------          ---------

BALANCE AT DECEMBER 31, 1997                     -    4,608,221     460,822    12,100,521    26,046,271        (1,713,159)

  Common stock awards                            -       57,448       5,745       683,631             -                  -
  Employee stock purchase plan
    purchases                                    -       94,505       9,450       628,172             -                  -
  Retirement of common stock                     -       (3,000)       (300)      (21,225)            -                 -
  Comprehensive income
    Net earnings for the year                    -            -           -             -     9,065,638                  -
    Currency translation adjustment              -            -                                                  2,698,284
  Total comprehensive income                     -            -           -             -             -                  -
                                             -----    ---------     -------    ----------    ----------          ---------

BALANCE AT DECEMBER 31, 1998               $     -    4,757,174    $475,717   $13,391,099   $35,111,909       $    985,125
                                           =======    =========    ========   ===========   ===========       ============




                                             Total
                                          stockholders'
                                          -------------
BALANCE AT DECEMBER 31, 1995              $28,353,584
  Common stock awards                          41,382
  Employee stock purchase plan purchases       61,729
  Comprehensive income (loss)
    Net earnings for the year                        -
    Currency translation adjustment                  -
  Total comprehensive income                 2,989,946
                                           ----------

BALANCE AT DECEMBER 31, 1996               31,446,641

  Common stock awards                         521,460
  Employee stock purchase plan purchases      749,271
  Comprehensive income (loss)
    Net earnings for the year                       -
    Currency translation adjustment                 -
  Total comprehensive income                4,177,083
                                           ----------

BALANCE AT DECEMBER 31, 1997               36,894,455
  Common stock awards                         689,376
  Employee stock purchase plan
    purchases                                 637,622
  Retirement of common stock                  (21,525)
  Comprehensive income
    Net earnings for the year                       -
    Currency translation adjustment                 -
  Total comprehensive income               11,763,922
                                           ----------

BALANCE AT DECEMBER 31, 1998              $49,963,850
                                          ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ALLIED RESEARCH CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

Increase (decrease) in cash and equivalents                           1998                1997               1996
                                                                 -------------       -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings for the year                                       $ 9,065,638         $ 8,564,788        $ 4,805,483
   Adjustments to reconcile net earnings to net cash
      from operating activities
        Depreciation and amortization                                2,531,777           2,645,995          3,093,534
        Loss (gain) on sale of fixed assets                                  -               2,874              (250)
        Deferred income taxes                                      (1,513,793)           1,148,753          (590,419)
        Provision for estimated losses on contracts                    200,938            (80,012)            (4,036)
        Gain on sale of securities                                           -            (11,684)                  -
        Common stock awards                                            689,376             521,460             41,382
        Changes in assets and liabilities
           Accounts receivable                                      12,859,926        (30,952,448)          7,874,015
           Cost and accrued earnings on
              uncompleted contracts                               (11,922,369)           4,937,582        (9,142,340)
           Inventories                                               3,800,770           (803,742)        (1,413,524)
           Prepaid expenses and other assets                       (5,728,946)           (840,140)        (2,798,161)
           Accounts payable and accrued liabilities               (10,143,759)          18,611,804          2,015,448
           Customer deposits                                         8,229,857         (2,458,936)          1,917,475
           Income taxes                                              (402,161)             110,020            441,852
                                                                   ----------            ---------       -----------
                                                                   (1,398,384)         (7,168,474)          1,434,976
                                                                   ----------            ---------       -----------

                Net cash provided by operating activities            7,667,254           1,396,314          6,240,459

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
   Capital expenditures                                            (2,381,943)         (1,342,320)        (1,066,889)
   Restricted cash and restricted cash deposits                    (5,542,589)          4,986,079         (9,557,000)
   Proceeds from sale of fixed assets                                       -                    -               250
                                                                   ----------            ---------       -----------
                Net cash (used in) provided by investing
                   activities                                      (7,924,532)           3,643,759       (10,623,639)
                                                                   ==========            =========       ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ALLIED RESEARCH CORPORATION

                            YEARS ENDED DECEMBER 31,

--------------------------------------------------------------------------------

                                                         1998                1997               1996
                                                     -------------       -------------      -------------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
   Net increase (decrease) in short-term borrowings         74,050          (2,717,150)         2,908,978
   Principal payments on long-term debt                 (1,183,821)        (12,663,855)       (19,009,160)
   Proceeds from issuance of long-term debt              1,653,127           1,908,449         11,762,981
   Net decrease in long-term deposits                            -           5,850,000         18,492,000
   Retirement of common stock                             (21,525)                   -                  -
   Proceeds from employee stock purchases                  637,622             749,271             61,729
                                                      ------------       -------------       ------------
                Net cash provided by (used in)
                   financing activities                  1,159,453         (6,873,285)         14,216,528

Effects of exchange rates on cash                        1,638,721         (3,216,509)        (2,275,015)
                                                      ------------       -------------       ------------
                Net increase (decrease) in cash
                   and equivalents                       2,540,896         (5,049,721)          7,558,333

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                7,693,757          12,743,478          5,185,145
                                                      ------------       -------------       ------------

CASH AND EQUIVALENTS AT END OF YEAR                   $ 10,234,653       $   7,693,757       $ 12,743,478
                                                       ===========        ============        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
--------------------------------------------------
   Cash paid during the year for
      Interest                                         $ 1,352,548          $2,681,569        $ 3,088,529
      Income taxes                                       4,429,842           2,140,896          1,245,678


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

  BASIS OF PRESENTATION

  The consolidated financial statements of the Company include the accounts of Allied Research Corporation (Allied), a Delaware corporation, and its wholly-owned subsidiaries, Mecar S.A., (Mecar) a Belgian company, Barnes & Reinecke, Inc. (BRI), a Delaware corporation and Allied Research Corporation Limited (Limited), a United Kingdom company.

  Mecar includes its wholly owned Belgian subsidiaries, Sedachim, S.I., and the VSK Group of companies, comprised of Tele Technique Generale, I.D.C.S., N.V. and VSK Electronics N.V. and its wholly-owned subsidiary, Belgian Automation Units, N.V.

  In 1996 and 1997, Classics B.V.B.A. and Detectia, N.V. merged into the VSK Group.

  Significant intercompany transactions have been eliminated in consolidation.

  BUSINESS OPERATIONS AND SEGMENTS

  The Companies operate primarily in the United States and Belgium. During 1998, seventy-eight percent of Allied's business activity was in the development and production of ammunitions and weapons systems in Belgium with sales to customers in Asia, the Middle East and Europe. Fifteen percent of the business activity is developing, manufacturing, distributing and servicing industrial security products in Belgium with industrial customers throughout Europe. Seven percent of the business activity is providing engineering and technical support services in the United States with the majority of its sales directly or indirectly to United States Military Agencies, other defense contractors, foreign governments and industry. A description of the business segments and operations of each company follows.

    CORPORATE

    Allied provides management services to its wholly-owned subsidiaries. Allied has no direct domestic operating assets or business activity. Limited, which was formerly engaged in the marketing of military hardware, is inactive.

    PRODUCT SALES

    Mecar is primarily engaged in the development and production of ammunitions and weapons systems. Mecar derives substantially all of its revenue from direct and indirect sales to foreign governments, primarily on fixed price contracts.

    ENGINEERING AND TECHNICAL

    BRI provides engineering and technical support services and sells directly and indirectly primarily to United States Military Agencies, other defense contractors, foreign governments and industry.

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES - CONTINUED

  BUSINESS OPERATIONS AND SEGMENTS - CONTINUED

    SECURITY SYSTEMS AND SERVICES

    The VSK Group develops, manufactures, distributes and services an integrated line of industrial security products, including devices such as building access control, intrusion detection, fire detection and alarm systems.

  FOREIGN CURRENCY TRANSLATION

  The assets and liabilities of Mecar, the VSK Group and Limited are translated into U.S. dollars at year-end exchange rates. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations.

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

  Currency gains and losses on contracts designated as hedges of foreign currency commitments are deferred and recognized when the measurement of the related foreign currency transactions are recognized.

  STOCK-BASED COMPENSATION

  Compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company's stock at the time of grant.

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

  RECLASSIFICATIONS

  Certain items in the 1997 and 1996 financial statements have been reclassified to conform to the current presentation.

  NEWLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (SFAS 131), which is effective for fiscal years beginning after December 15, 1997. The statement establishes revised standards under which an entity must report business segment information in its financial statements to the basis that is used internally for evaluating segment performance. The Company adopted SFAS 131 in the fiscal year beginning January 1, 1998 and has restated its prior year segment data to conform to this presentation.

  In December 1997, SFAS No. 132, EMPLOYERS' DISCLOSURES ABOUT PENSION AND OTHER POSTRETIREMENT BENEFITS, was issued and is effective for the Company's 1998 fiscal year. The statement revises current disclosure requirements for employers' pensions and other retiree benefits. Implementation of this disclosure standard did not affect the Company's financial position or results of operations.

  In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. Implementation of this standard is not anticipated to have a material effect on the Company.

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------
NOTE B - RESTRICTED CASH

  Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees place restrictions on certain cash deposits and other liens on Mecar's assets. BRI is also required under the terms of a contract with a foreign government to provide a performance bond and letters of credit. The credit facility agreement used to provide these financial guarantees also places restrictions on cash deposits. VSK has also pledged certain term deposits to secure outstanding bank guarantees.

  Restricted cash of $14,013,905 included in current assets and long-term restricted cash deposits of $6,670,289 included in other assets at December 31, 1998 are restricted or pledged as collateral for these agreements and other obligations. The corresponding amounts at December 31, 1997 were $8,727,186 and $6,414,419, respectively.


NOTE C - ACCOUNTS RECEIVABLE

  Accounts receivable at December 31 are comprised as follows:

                                                                          1998             1997
                                                                      -----------      ----------
      Receivables under U.S. Government contracts and subcontracts
        Amounts billed                                                  $ 729,746        $ 836,769
        Unbilled amounts due upon completion of contracts,
          recoverable costs and accrued profits                           526,288        3,457,570
                                                                      -----------      ----------
                                                                        1,256,034        4,294,339

      Receivables from foreign governments                             21,077,888       31,322,856
      Commercial and other receivables, less allowance for doubtful
        receivables of $234,361 in 1998 and $205,350 in 1997            7,111,951        5,032,531
                                                                      -----------      ----------
                                                                      $29,455,873      $40,649,726
                                                                      ===========      ===========

  Unbilled receivables are comprised of progress billing holdbacks, terminated contracts receivable and other unbilled costs and fees.

NOTE D - PREPAID EXPENSES

  Advance payments on contracts in process of approximately $8,271,481 in 1998 and $2,554,145 in 1997 are included in prepaid expenses.


NOTE E - NOTES PAYABLE

  In November 1998, the Company modified its financing agreement with a domestic bank to provide financing for one of its significant contracts. The agreement provides for a $4,750,000 line-of-credit, of which $3,415,000 was outstanding at December 31, 1998. Borrowings under a similar line-of-credit were $1,720,000 at December 31, 1997. The current line-of-credit bears interest at the prime rate (7.75% at December 31, 1998) plus 1.5% and expires at the earlier of the contract completion or November, 1999. Borrowings under the line-of-credit are limited to BRI's eligible accounts receivable, as defined in the agreement.

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE E - NOTES PAYABLE - CONTINUED

  Borrowings are secured by BRI's eligible accounts receivable, Allied's guarantee and are subject to covenants requiring the maintenance of certain financial ratios and other provisions.


NOTE F - CREDIT FACILITY

  The Company is obligated under various credit agreements (the Agreements) with its foreign banking pool and its domestic bank that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. As of December 31, 1998, guarantees and performance bonds of $34.1 million remain outstanding.

  Advances under the Agreements are secured by restricted cash of $14,013,905 and long-term restricted cash deposits of $6,670,289. Long-term restricted cash dposits include $5,850,000 received as an advance payment on contracts. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $32 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.


NOTE G - ACCRUED LOSSES ON CONTRACTS

  The Company has provided for accrued losses of $786,986 at December 31, 1998 ($572,279 at December 31, 1997) in connection with the completion of certain contracts in progress. These contracts are expected to be completed in 1999.


NOTE H - LONG-TERM DEBT

  Long-term obligations as of December 31 consist of the following:

                                                        1998             1997
                                                     -----------     -----------

          Mortgage loan agreements                   $4,710,535      $4,678,268
          Notes payable bank                            346,449         415,449
          Other                                         698,519       1,498,583
                                                        -------       ---------
                                                      5,755,503       6,592,300
          Less current maturities                     1,324,221       1,280,736
                                                      ---------       ---------
                                                     $4,431,282      $5,311,564
                                                     ==========      ==========

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------
NOTE H - LONG-TERM DEBT - CONTINUED

  MORTGAGE LOAN AGREEMENTS

  The Company entered into a mortgage loan agreement in 1986, which was amended in 1994, to partially finance the construction of Mecar's manufacturing and administration facilities in Belgium, which had a balance due of $3,557,998 at December 31, 1998. The first principal installment was due in January, 1996 and the loan matures in January, 2004. As amended, the loan is payable in annual principal installments of $550,000 (except for the annual principal installment in the year 2000 which is $810,000). The loan bears interest at 8.75% annually and is collateralized by a mortgage on the Company's real estate. The Company is also obligated on several mortgages on the VSK Group's buildings which have a total balance due of $1,152,537 at December 31, 1998. The mortgages mature at various dates through 2005 in annual installments of approximately $254,000, plus interest at rates ranging from 6.6% to 8.5% per year.

  NOTES PAYABLE BANK

  BRI is obligated on a note payable with a balance of $346,449 at December 31, 1998 which bears interest at the prime rate (7.75% at December 31, 1998) plus 1.5% and matures in May 2002. The note is payable in monthly installments of principal of $5,750 plus accrued interest. The note is secured by the assets of BRI and is guaranteed by Allied. The agreement contains covenants requiring the maintenance of certain financial ratios, among other matters.

  OTHER

  The Company is also obligated on various vehicle, equipment and other operating loans. The notes are generally secured by the assets acquired, bear interest at rates ranging from 4.4% to 10.75% and mature at various dates through 2000.

  Scheduled annual maturities of long-term obligations as of December 31, 1998 are as follows:

                        Year                       Amount
                        ----                       ------

                        1999                      $1,324,221
                        2000                       1,079,359
                        2001                       1,077,596
                        2002                         878,529
                        2003                         594,446
                        Thereafter                   801,352


NOTE I - BENEFIT PLANS

  In June, 1992, the Board of Directors adopted the Allied Research Corporation Outside Directors Retirement Plan. The plan provides retirement benefits at age 70 to any board member who retires as a director after a minimum of five years of service. A retired director is entitled to receive an amount equal to the monthly cash compensation received prior to retirement for a period equivalent to the time served as a board member. The Board may cease retirement payments for cause and modify or terminate the plan at any time. Currently, one former director is receiving retirement benefits under the plan. The net present value of benefits anticipated to be payable to former directors have been previously accrued and reflected as a charge to earnings.

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE - I BENEFIT PLANS - CONTINUED

  In June, 1992, the Board of Directors approved the Officers Nonqualified Deferred Compensation Plan and the Officers Deferred Compensation Grantor Trust. Certain officers of the Company are eligible to participate in the plan, which permits a deferral of a percentage of future base compensation. Amounts deferred will be invested by the Trustee of the Grantor Trust. The Company may terminate the plan at any time. No eligible officers had elected to participate in the plan as of December 31, 1998.

  The Company instituted a retirement savings plan in 1989 which received a favorable determination letter from the Internal Revenue Service. Contributions to the Plan are at the discretion of Company's management. In 1996, the Company began to match participants' contributions at a rate of 25% for each participant dollar contributed up to a maximum of 1% of salary. Matching contributions in 1998, 1997 and 1996 were approximately $41,000, $47,000 and $43,000, respectively. The Company contributed additional amounts of $41,000 and $35,000 to the Plan's profit sharing fund, during 1998 and 1997, respectively.

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

  Mecar and BRI recognize revenues under fixed price contracts using the percentage of completion method. Estimates of total costs at completion are used to determine the amount of revenue earned. The actual costs on these contracts may differ from the Company's estimate at completion and losses could exceed the provision of $786,986 established at December 31, 1998.

  The Company enters into foreign exchange contracts in the normal course of business primarily to hedge certain sales and purchase contracts. These contracts typically mature within twelve months, and forward exchange gains and losses are recognized upon final maturity or at the time the related foreign currency transaction is recognized. Contracts with a notional amount of $22,900,000 were outstanding as of December 31, 1998 ($20,000,000 at December 31, 1997).

  In connection with its commitment to provide management services to its subsidiaries, the Company has entered into consulting and employment agreements with certain management personnel for these subsidiaries. The Company has also entered into employment agreements and consulting agreements with certain domestic management personnel.

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE J - CONTINGENCIES AND COMMITMENTS - CONTINUED

  The Company leases office space, other facilities and equipment under operating leases which expire at various dates through 2001. Certain leases also include escalation provisions for taxes and operating costs. The following is a schedule by year of base rentals due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1998.

                            Year                       Amount
                            ----                       ------
                            1999                      $309,198
                            2000                       111,567
                            2001                        21,548
                            2002                         4,705

  Total rental expense charged to operations approximated $398,000, $400,000 and $421,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

  The Company's domestic operations do not provide post employment benefits to its employees. Under Belgian labor provisions, the Company may be obligated for future severance costs for its employees. The Company has provided for known severance costs related to its 1997 workforce reduction as part of its restructuring charge (see note Q). After giving effect to the workforce reductions, current work loads, expected levels of future operations, severance policies and future severance costs, post employment benefits are not expected to be material to the Company's financial position at this time.


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

  The estimated fair value of the Company's financial instruments and off balance sheet credit obligations are as follows:

                                                                    1998                             1997
                                                          --------------------------       -------------------------
                                                          Carrying        Estimated        Carrying       Estimated
                                                           Amount        Fair Value         Amount        Fair Value
                                                           ------        ----------         ------        ----------
    Notes payable                                        $3,415,000       $3,415,000      $1,720,000      $1,720,000
    Long-term debt, including current maturities          5,755,503        5,755,503       6,592,300       6,592,300
    Off-balance-sheet instruments
      Guarantees and letters of credit                            -       34,138,502               -      28,586,000
      Foreign exchange contracts                                  -       22,900,000               -      20,000,000

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

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------


NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS - CONTINUED

  o Estimated fair values for off-balance-sheet instruments (performance bonds, advance payment guarantees and letters-of-credit) are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience. The fair value of foreign exchange contracts are based on their notional values, since they have short-term maturities at December 31, 1998.

NOTE L - CAPITAL STOCK

  During 1998, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. During 1998, 3,000 shares were reacquired and retired.

  At December 31, 1998, options to acquire 127,350 shares of the Company's common stock were outstanding and 848,949 shares were reserved for future issuance under the following plans:

  1997 INCENTIVE STOCK PLAN

  During 1997, the Board of Directors and shareholders approved and reserved 225,000 shares of common stock for awards to key employees of the Company and its subsidiaries in the form of stock options and stock awards. The Plan is administered by the Compensation Committee of the Board of Directors, and employees of the Company and its subsidiaries who are deemed to be key employees by the Committee are eligible for awards under the Plan.
  In 1998, 53,448 shares were awarded under the Plan.

  1992 ALLIED RESEARCH CORPORATION EMPLOYEE STOCK PURCHASE PLAN

  During 1993, the Board of Directors and shareholders approved and reserved 525,000 shares for the plan. The plan is voluntary and substantially all full-time employees with greater than six months of service are eligible to participate through payroll deductions. The purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. The plan is subject to certain restrictions and the Board may amend or terminate it at any time. During 1998, 1997 and 1996 - 7,085, 16,553 and 12,001 shares, respectively were issued under the plan and $9,314, $31,978 and $9,225 was charged to operations.

  1988 INCENTIVE COMPENSATION PLAN

  The Company reserved 410,900 shares of common stock for key employees of the Company and its subsidiaries. The plan permitted grants through 1998, authorized the Board to grant incentive stock options, non-statutory stock options, stock appreciation rights, stock awards, restricted stock, performance stock rights and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. As of December 31, 1998, options for 19,100 shares at prices of $3.75 to $5.125 per share remain outstanding.

  1984 INCENTIVE STOCK OPTION PLAN

  The Company reserved 315,000 shares of common stock for key employees of the Company and its subsidiaries. The plan, which permitted grants through March 31, 1994. In March 1996, the Company granted options to two officers and sixteen employees to purchase 217,500 shares at $8.25 per share. These options expire in 2004. At December 31, 1998, 100,750 of these options remained outstanding.

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - CONTINUED

  1993 ALLIED RESEARCH CORPORATION OUTSIDE DIRECTORS COMPENSATION PLAN

  During 1993, the Board of Directors and shareholders approved a plan whereby each director is entitled to receive a cash payment of $1,000 per month and an annual grant of 1,000 shares of the Company's common stock while serving as a board member. The Company has reserved 52,400 shares of common stock for the plan which is subject to certain restrictions. The plan will terminate upon the earlier of issuance of all reserved common shares or December 31, 2003. In 1998, 1997 and 1996, the Company granted 4,000, 4,000 and 5,000 shares of common stock subject to the plan and charged $48,000, $34,000 and $26,250, respectively, to operations.

  1991 OUTSIDE DIRECTORS STOCK OPTION PLAN

  During 1991, the Board of Directors and shareholders approved and reserved 208,000 shares of common stock for the plan. Prior to 1996, the Company granted options to purchase a total of 40,000 shares at $2.50 to $4.125 per share. All such issued options have been exercised. During 1996, the Company granted additional options to purchase a total of 75,000 shares at $5.125 per share. At December 31, 1998, 67,500 of the options had been exercised.

  OTHER

  Stock grants for 48,746 and 3,035 shares of the Company's common stock were made to various employees during 1997 and 1996, respectively. These shares were issued outside of any existing plan and their value ($487,460 and $12,125, respectively) was charged to operations.

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

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - CONTINUED

  THE FOLLOWING TABLE SUMMARIZES OPTION ACTIVITY:

                                                            1998
                                                -----------------------------
                                                             Weighted Average      1997           1996
                                                Shares       Exercise Price       Shares         Shares
                                                ------       --------------       ------         ------

    Options outstanding at beginning of year    214,770           $7.08           313,100        227,500
    Options exercised                          (87,420)            6.48          (95,830)              -
    Options granted                                   -               -                 -        135,600
    Options expired                                   -               -           (2,500)       (50,000)
                                                -------           -----           -------        -------
    Options outstanding at end of year          127,350           $7.49           214,770        313,100
                                                =======           =====           =======        =======
    Option price range at end of year             $3.75                             $3.75          $3.75
                                                     to                                to             to
                                                  $8.25                             $8.25          $8.25
    Option price range for exercised shares       $3.75                             $3.75              -
                                                     to                                to
                                                  $8.25                             $8.25
    Options exercisable at end of year           94,750                           115,300        112,800
    Weighted-average fair value of options,
        granted during the year                       -                                 -          $2.06

  THE FOLLOWING TABLE SUMMARIZES OPTIONS OUTSTANDING AT DECEMBER 31, 1998:

                                                             Weighted Average
      Number                             Weighted Average        Remaining
    Outstanding      Exercise Prices      Exercise Prices    Contractual Life
    -----------      ---------------      ---------------    ----------------

      127,350         $3.75 to $8.25          $7.49                4.78

  The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in 1996: risk free interest rates that range from 5.64% to 5.94%; expected volatility rates that range from 28.91% to 57.98%, and expected lives of 1 to 5 years.

  The following table presents the pro forma decrease in income that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

                                      1998        1997         1996
                                   ----------  ----------  -------
Pro forma
  Net earnings decrease              $59,568     $80,067   $159,697
  Earnings per share decrease
    Basic                                .01         .01        .03
    Diluted                              .01         .02        .03

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------


NOTE M - MAJOR CUSTOMERS

  The Company derives the majority of its revenues from foreign governments, direct and indirect sales to U.S. Government agencies and government prime contractors, primarily on fixed price contracts. During 1998, 1997 and 1996, the Company derived approximately 3%, 5% and 11%, respectively, of its revenue from U.S. Government agencies and contractors. Two agencies of a foreign government and another foreign government accounted for approximately 48% , 20% and 10% of revenue in 1998, 64%, 6% and 10% of revenue in 1997 and, 42%, 10%, and 19% of revenue in 1996.


NOTE N - CONCENTRATIONS OF CREDIT RISK

  Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company's customer base. The Company generally receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers' financial condition. The Company's provision for doubtful accounts for 1998 and 1997 was not significant.

  The majority of ammunition sales are to two agencies of a foreign government and other foreign governments. Mecar's ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, Mecar's business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 1998 and 1997, backlog orders believed to be firm approximated $47.8 and $92.8 million.

  Amounts in foreign banks at December 31, 1998 and 1997 were approximately $22.4 million and $14.1 million, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company's financial position and result of operations since the Company has assets and operations in Belgium and sells its products on a worldwide basis.

NOTE O - OTHER - NET

  Other income and expense included in the Company's consolidated statements of earnings is comprised as follows:

                                                 1998              1997            1996
                                             ------------      ----------      ----------
    Net currency transaction gains (losses)   $(1,093,160)     $1,328,195      $(836,254)
    Miscellaneous - net                           280,908         191,310         454,875
                                            -------------      ----------      ----------
                                            $   (812,252)      $1,519,505      $(381,379)
                                             ===========        =========       ========

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------



NOTE P - INCOME TAXES

  The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

  Earnings (loss) before income taxes is comprised as follows:


                              1998            1997              1996
                          ------------    ------------      ----------
Domestic                     $ 213,282     $ (809,173)       $ 124,549
Foreign                     11,362,524      10,335,115       5,572,164
                            ----------      ----------       ---------

                           $11,575,806    $  9,525,942      $5,696,713
                            ==========     ===========       =========

  The Company's provision for income taxes is comprised as follows:


                               1998             1997           1996
                          ------------     -----------    ------------
Currently payable
  Domestic                   $ 669,102        $ 46,614       $ 197,299
  Foreign                    2,945,711         921,336       1,323,619
                           -----------        --------      ----------
                             3,614,813         967,950       1,520,918
Deferred - net             (1,104,645)         (6,796)       (629,688)
                           -----------        --------      ----------
                           $ 2,510,168        $961,154     $   891,230
                            ==========         =======      ==========

  The Company's provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company's provision are as follows:

                                             1998         1997        1996
                                            --------     -------     -------
Taxes at statutory rate                      34.0 %       34.0 %      34.0 %
Benefit of foreign tax credit carryforward    (1.2)            -       (1.2)
Foreign tax rate differential                (13.4)       (27.5)      (18.3)
Foreign loss limitations                        1.3            -           -
Other                                           1.0          3.6         1.1
                                            --------     -------     -------
           Income taxes                       21.7%       10.1 %      15.6 %
                                            ========     =======     =======

  In 1998, 1997 and 1996, the Company's Belgian subsidiaries utilized approximately $3,846,000, $8,529,000 and $4,232,000, respectively, of foreign operating loss carryforwards for tax reporting purposes. The Company's Belgian subsidiary has used all of its remaining net operating losses at December 31, 1998. Income tax expense in 1998 was also reduced by approximately $939,000 as a result of the favorable resolution of deferred and accrued tax obligations in the United Kingdom.

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE P - INCOME TAXES - CONTINUED


  The Company utilized approximately $143,600 and $67,000 of its foreign tax credits in 1998 and 1996, respectively. No foreign tax credits were utilized in 1997. At December 31, 1998, foreign tax credit carryforwards of approximately $764,000 were available which expire through 2001.

  Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $33 million at December 31, 1998. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

  Deferred taxes at December 31, 1998 and 1997 are comprised as follows:

                                                                                     1998              1997
                                                                                ----------------  -----------------
      Current
        Unrealized exchange (losses) gain                                        $       1,594       $    (48,880)
        Compensated absences                                                           132,100            111,000
        Deferred income                                                                   -               (52,455)
        Contract cost provision                                                        249,000               -
        Other                                                                           15,000             73,000
                                                                                   -----------       ------------

            Current deferred tax asset                                                 397,694             82,665

      Noncurrent
        Foreign tax credit carryforwards                                               498,365            676,005
        Foreign and domestic net operating loss carryforwards                             -             1,776,435
        Depreciation and amortization                                                  577,168            124,455
        Deferred compensation                                                           16,607             25,103
        Deferred income                                                                 (5,915)              -
        Other                                                                           26,159               -
        Unrealized exchange gain                                                          -              (577,780)
                                                                                   -----------         -----------

            Noncurrent deferred tax asset                                            1,112,384          2,024,218
                                                                                     ---------         ----------

            Total deferred tax asset before valuation allowances                     1,510,078          2,106,883

      Valuation allowances                                                            (498,365)        (2,236,594)
                                                                                      ---------         ----------

            Net deferred tax asset (liability)                                      $1,011,713        $  (129,711)
                                                                                     =========         ===========

  Deferred tax components are included in the following balance sheet accounts:

                                                                                      1998                1997
                                                                                   -------------      ------------
      Current (included in "prepaid expenses and deposits")                        $   397,694          $ 496,949
      Noncurrent (included in "other" noncurrent assets)                               614,019               -
      Deferred income taxes                                                               -              (626,660)
                                                                                   -------------      ------------
                                                                                    $1,011,713          $(129,711)
                                                                                   =============      ============

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE Q - RESTRUCTURING COSTS

  The Company began implementing a streamlining of its manufacturing, administrative processes and personnel during 1993 at its Belgian subsidiary, Mecar. The Company has continued to implement additional cost reductions and efficiency improvements beyond those initiated in 1993. As a result of changes effected in late 1997, the Company recorded a restructuring charge of $977,267 in the fourth quarter of 1997, principally comprised of workforce reductions, termination costs and benefits. The reductions are expected to produce further efficiencies and reduce the overall level of core employment.

     Provisions in 1997                               $977,267
     Payments in 1997                                  478,817
                                                      --------
     Payments in 1998                                 $498,450
                                                       =======

NOTE R - EARNINGS PER COMMON SHARE

  The following table reconciles the numerators and denominators of the basic and diluted earnings per share (EPS) computations.

                                                                1998           1997            1996
                                                              ----------     ----------      ----------
    Basic EPS
      Income available to common stockholders                 $9,065,638     $8,564,788      $4,805,483
                                                               =========      =========       =========

      Weighted average number of common shares outstanding     4,722,303      4,543,874       4,432,750
                                                               =========      =========       =========

             Basic EPS                                             $1.92          $1.88           $1.08
                                                                    ====           ====            ====
    Diluted EPS
      Income available to common stockholders                 $9,065,638     $8,564,788      $4,805,483
      Income impact of assumed conversions
                                                                   -              -               -
             Income available to common stockholders on a
               diluted basis                                  $9,065,638     $8,564,788      $4,805,483
                                                               =========      =========       =========

      Weighted average number of common shares outstanding     4,722,303      4,543,874       4,432,750
      Effect of dilutive securities - stock options               42,904         82,728           5,739
                                                               ---------      ---------       ---------
             Adjusted weighted average number of common
               shares outstanding                              4,765,207      4,626,602       4,438,489
                                                               =========      =========       =========
             Diluted EPS                                           $1.90          $1.85           $1.08
                                                                    ====           ====            ====

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE R - EARNINGS PER COMMON SHARE - CONTINUED

  During 1996, options to purchase 71,950 shares at $8.75 a share were outstanding, which were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.


NOTE S - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

  The Company currently operates in three principal segments: Product sales (Mecar), Engineering and Technical (BRI) and Security Systems and Services (The VSK Group). Product sales includes the production of ammunitions, weapons systems and ordnance products systems integration. Engineering and Technical provides support services primarily to United States Military Agencies and government contractors. Security Systems and Services includes sales and services to industrial and institutional customers of protection, fire and access control systems and services. Corporate costs are allocated to each segment's operations monthly and are included in the measure of each segments profit or loss. Corporate and other includes unallocated corporate cost and the former activities of Limited.

  The Company's foreign operations are conducted by Mecar and the VSK Group.

                                         1998             1997              1996
                                     ------------     ------------      ------------
REVENUES FROM EXTERNAL CUSTOMERS
  Product Sales                      $111,804,077     $107,533,415       $74,109,952
  Engineering and Technical            10,457,075       10,549,224        11,636,242
  Security Systems and Service         21,274,050       16,401,111        17,913,943
  Corporate and Other                           -                -                 -
                                     ------------     ------------      ------------
                                     $143,535,202     $134,483,750      $103,660,137
                                      ===========      ===========      ============
INTEREST EXPENSE
  Product Sales                       $ 1,203,361      $ 1,513,363       $ 2,971,325
  Engineering and Technical               419,422          155,206           111,879
  Security Systems and Service            159,284          218,868           361,308
  Corporate and Other                     (9,783)         (40,740)             6,554
                                     ------------     ------------      ------------
                                      $ 1,772,284      $ 1,846,697       $ 3,451,066
                                     ============     ============      ============

INTEREST INCOME
  Product Sales                       $   853,581      $   777,502       $ 1,324,658
  Engineering and Technical               344,127          131,049             5,738
  Security Systems and Service             83,444           51,526           111,405
  Corporate and Other                     221,986           73,522           480,063
                                     ------------     ------------      ------------
                                      $ 1,503,138      $ 1,033,599       $ 1,921,864
                                     ============     ============      ============

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE S - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - CONTINUED

                                         1998              1997              1996
                                    --------------     ------------      ------------
INCOME TAX EXPENSE (BENEFIT)
  Product Sales                        $ 1,162,865        $   7,038         $  51,569
  Engineering and Technical                308,130          288,200           212,392
  Security Systems and Service           1,909,945          890,943           686,903
  Corporate and Other                    (870,772)        (225,027)          (59,634)
                                    --------------     ------------      ------------
                                    $    2,510,168    $     961,154     $     891,230
                                    ==============     ============      ============
DEPRECIATION AND AMORTIZATION
  Product Sales                        $ 1,474,159       $2,049,204        $2,488,189
  Engineering and Technical                427,407          446,602           392,497
  Security Systems and Service             623,074          150,189           212,848
  Corporate and Other                        7,137             -                 -
                                    --------------     ------------      ------------
                                    $    2,531,777     $  2,645,995      $  3,093,534
                                    ==============     ============      ============
SEGMENT PROFIT (LOSS) BEFORE TAXES
  Product Sales (1)                    $ 6,854,793       $8,609,293        $3,715,666
  Engineering and Technical                744,738          706,558           497,824
  Security Systems and Service           4,452,232        2,003,295         1,442,368
  Corporate and Other                    (475,957)      (1,793,204)            40,855
                                    --------------     ------------      ------------
                                     $  11,575,806     $  9,525,942      $  5,696,713
                                    ==============     ============      ============
SEGMENT ASSETS
  Product Sales                        $80,262,860      $73,593,091       $70,775,112
  Engineering and Technical             16,879,699       13,016,075         5,505,577
  Security Systems and Service          13,567,284        9,664,265        14,067,186
  Corporate and Other (2)                2,366,287        3,227,208         1,600,285
                                    --------------     ------------      ------------
                                      $113,076,130      $99,500,639       $91,948,160
                                    ==============     ============      ============
EXPENDITURE FOR SEGMENT ASSETS
  Product Sales                        $ 1,634,411       $1,043,058         $ 696,699
  Engineering and Technical                170,924          163,963           264,915
  Security Systems and Service             576,608          135,299           105,275
  Corporate and Other                         -                -                 -
                                    --------------     ------------      ------------
                                    $    2,381,943     $  1,342,320      $  1,066,889
                                    ==============     ============      ============

(1) UNUSUAL ITEMS - SEGMENT PROFIT ATTRIBUTABLE TO PRODUCT SALES IN 1997 INCLUDES RESTRUCTURING COSTS OF $977,267, DIRECT CORPORATE COST ALLOCATIONS TO OPERATING SEGMENTS INCREASED BY APPROXIMATELY $166,000 IN 1998, CORPORATE AND OTHER IN 1997 INCLUDES $742,000 OF NON-RECURRING COSTS,
     WHICH AFFECT YEAR-TO-YEAR COMPARABILITY.

(2)  NET OF INTERSEGMENT RECEIVABLES.

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE S - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - CONTINUED

  The following geographic area data include trade revenues based on product shipment destination and property, plant, and equipment based on physical location.

                                            Geographic Segment Data
                                  -----------------------------------------------
                                      1998             1997              1996
                                  ------------    -------------     -------------
REVENUES FROM EXTERNAL CUSTOMERS
  United States                    $ 7,066,567      $ 7,505,918       $11,634,067
  Belgium                           14,481,788       13,399,143        19,218,820
  Middle East                      105,439,877       94,441,684        68,054,857
  Far East                           3,940,000        3,061,000                 -
  France                             4,096,218        2,934,664         2,832,154
  Other foreign countries            8,510,752       13,141,341         1,860,239
                                  ------------    -------------     -------------
                                  $143,535,202     $134,483,750      $103,600,137
                                  ============    =============     =============
SEGMENT ASSETS
  Belgium                          $93,830,144      $83,257,626       $84,842,298
  United Kingdom                       260,149          480,608           228,654
  United States (1)                 18,985,837       15,762,405         6,877,208
                                  ------------    -------------     -------------
                                  $113,076,130    $  99,500,639     $  91,948,160
                                  ============    =============     =============

(1)  NET OF INTERSEGMENT RECEIVABLES.


NOTE T - QUARTERLY FINANCIAL DATA (UNAUDITED)

                      (Amounts in thousands, except per share data)
                      ---------------------------------------------
                  First      Second      Third        Fourth        Total
      1998       Quarter     Quarter     Quarter      Quarter     For Year
      ----       -------     -------     -------      -------     --------

Revenue          $35,753     $32,154      $31,001     $44,627     $143,535

Gross profit       6,630       7,380        5,228       7,654       26,892

Net earnings       2,257       2,546        1,780       2,483        9,066

Per share data:
  Basic              .49         .53          .38         .52         1.92
  Diluted            .48         .53          .37         .52         1.90

                           ALLIED RESEARCH CORPORATION

--------------------------------------------------------------------------------

NOTE T - QUARTERLY FINANCIAL DATA (UNAUDITED) - CONTINUED

                     (Amounts in thousands, except per share data)
                     ---------------------------------------------
                  First       Second    Third       Fourth      Total
       1997      Quarter     Quarter    Quarter     Quarter    For Year
       ----      -------     -------    -------     -------    --------

Revenue          $29,765     $24,630    $27,774     $52,315    $134,484

Gross profit       5,490       6,618      5,484       7,452      25,044

Net earnings       1,984       2,307      1,896       2,378       8,565

Per share data:
  Basic              .44         .51        .42         .52        1.88
  Diluted            .44         .50        .41         .51        1.85

                                    SCHEDULES

                           ALLIED RESEARCH CORPORATION

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                (PARENT COMPANY)

                                 BALANCE SHEETS

                                  DECEMBER 31,

--------------------------------------------------------------------------------


The condensed balance sheets, statements of operations and cash flows of the registrant follow.

                 ASSETS
                                                  1998           1997
                                             ---------------------------

Cash and equivalents                         $  1,855,901   $  2,342,037
Investments in subsidiaries                    57,273,612     41,722,046
Deferred tax asset                                 18,201         25,103
Deposits and other                                232,036        379,158
                                              ------------   ------------

         Total assets                         $59,379,750    $44,468,344
                                               ==========     ==========




                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued liabilities    $1,212,627   $  1,176,115
  Due to subsidiaries                          8,203,273      6,348,894
  Deferred tax liability                           -             48,880
                                             -----------      ----------

         Total liabilities                     9,415,900      7,573,889


STOCKHOLDERS' EQUITY
  Common stock                                   475,717        460,822
  Capital in excess of par value              13,391,099     12,100,521
  Retained earnings                           35,111,909     26,046,271
  Accumulated other comprehensive
    income (loss)                                985,125      (1,713,159)
                                             -----------      ----------
                                              49,963,850     36,894,455
                                             -----------      ----------

                                             $59,379,750    $44,468,344
                                             ===========    ===========
                                      F-31

                           ALLIED RESEARCH CORPORATION

                                (PARENT COMPANY)

                             STATEMENTS OF EARNINGS

                             YEAR ENDED DECEMBER 31,

--------------------------------------------------------------------------------



                                          1998           1997          1996
                                       -----------    -----------    ----------
Income
  Intercompany management fees          $2,850,448    $ 2,684,859    $2,652,889
  Other - net                              463,881        311,587       (77,412)
                                        ----------    -----------     ----------
                                         3,314,329      2,996,446     2,575,477

Costs and expenses
  Administrative and other               3,845,785      4,512,176     2,878,746
                                         ---------     ----------     ---------

         (Loss) before equity in
           operations of subsidiaries     (531,456)    (1,515,730)     (303,269)

Equity in operations of subsidiaries     9,665,490      9,855,491     4,959,035
                                         ---------     ----------     ---------

         Earnings before income taxes    9,134,034      8,339,761     4,655,766

Income taxes (benefit)                      68,396       (225,027)     (149,717)
                                       -----------      ----------   -----------

         NET EARNINGS                   $9,065,638    $ 8,564,788    $4,805,483
                                         =========     ==========     =========

         Earnings per common share
           Basic                             $1.92          $1.88         $1.08
                                              ====           ====          ====

           Diluted                           $1.90          $1.85         $1.08
                                              ====           ====          ====

                           ALLIED RESEARCH CORPORATION

                                (PARENT COMPANY)

                            STATEMENTS OF CASH FLOWS

                             YEAR ENDED DECEMBER 31,

--------------------------------------------------------------------------------

Increase (decrease) in cash and equivalents                         1998               1997              1996
                                                               ------------------------------------------------
Cash flows from (used in) operating activities
  Net earnings for the year                                    $   9,065,638       $ 8,564,789     $  4,805,483
  Adjustments to reconcile net earnings to net cash from
    (used in) operating activities
      Equity in operations of subsidiaries                        (9,665,490)       (9,855,489)      (4,959,035)
      Depreciation and amortization                                    5,307             6,191                -
      Gain on disposal of property and equipment                           -                  -             (250)
      Deferred income taxes                                          (41,978)          146,262         (127,724)
      Common stock awards and grants                                 689,376           521,460           41,382
  Changes in assets and liabilities
    Other assets                                                     141,823          (158,022)          85,350
    Due to subsidiaries                                           (1,333,421)          733,448          377,095
    Accounts payable and accrued liabilities                          36,512           700,909          269,066
    Income taxes                                                           -           (88,601)         38,496
                                                                  -----------       ----------       ----------
                                                                 (10,167,871)       (7,993,842)      (4,275,620)
                                                                 -----------        ----------       ----------

         Net cash (used in) provided by operating activities      (1,102,233)          570,947          529,863

Cash flows from investing activities
  Capital expenditures                                                     -           (17,243)          (7,250)
  Proceeds for sale of property and equipment                              -                 -              250
                                                                 -----------        ----------       ----------
         Net cash (used in) investing activities                           -           (17,243)          (7,000)

Cash flows from financing activities
  Proceeds from employee stock purchase plan shares                  637,622           749,271           61,729
  Retirement of common stock                                         (21,525)                -                -
                                                                 -----------        ----------       ----------

           Net cash provided by financing activities                 616,097           749,271           61,729
                                                                 -----------        ----------       ----------

           Net (decrease) increase in cash and equivalents          (486,136)        1,302,975          584,592

Cash and equivalents at beginning of year                          2,342,037         1,039,062          454,470
                                                                 -----------        ----------       ----------

Cash and equivalents at end of year                            $   1,855,901       $ 2,342,037      $ 1,039,062
                                                               =============       ===========      ===========

Supplemental Disclosures of Cash Flow Information
  Cash paid during the year for:
    Income taxes                                              $      178,000      $    116,692    $     135,000
    Interest                                                               -                 -                -

                           ALLIED RESEARCH CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------

                                                           Additions
                                                   --------------------------
                                Balance at         Charged to        Charged                         Balance
                                 beginning        costs and         to other                        at end of
Description                     of period          expenses          accounts       Deductions       period
-----------                     ---------          --------          --------       ----------       ------
Year ended December 31, 1998
----------------------------
  Estimated losses on
    contracts                   $    572,279       $ 786,986        $      -     $    572,279 (1)    $   786,986
                                ============       =========        ========     ============        ===========
  Allowance for doubtful
    receivables                 $    205,350       $  29,011        $      -     $       -           $   234,361
                                ============       =========        ========     ============        ===========

  Valuation allowances on
    deferred tax assets         $  2,236,594       $       -        $      -     $  1,738,229 (1)    $   498,365
                                ============       =========        ========     ============        ===========

Year ended December 31, 1997
----------------------------
  Estimated losses on
    contracts                   $    390,125       $ 572,279        $      -     $    390,125 (1)    $   572,279
                                ============       =========        ========     ============        ===========
  Allowance for doubtful
    receivables                 $    364,674       $ 192,837        $      -     $     33,513 (2)    $   205,350
                                ============       =========        ========     ============        ===========
  Valuation allowances on
    deferred tax assets         $  6,064,997       $       -        $      -     $  3,828,403 (3)    $ 2,236,594
                                ============       =========        ========     ============        ===========

Year ended December 31, 1996
----------------------------
  Estimated losses on
    contracts                   $    431,215       $ 390,125        $      -     $    431,215 (1)    $   390,125
                                ============       =========        ========     ============        ===========
  Allowance for doubtful
    receivables                 $    330,077       $  55,186        $      -     $     20,589 (2)    $   364,674
                                ============       =========        ========     ============        ===========
  Valuation allowances on
    deferred tax assets         $ 19,923,320       $       -        $      -     $ 13,858,323 (3)    $ 6,064,997
                                ============       =========        ========     ============        ===========

(1)  REPRESENTS AMOUNT OF RESERVE RELIEVED THROUGH COMPLETION OF CONTRACTS.

(2)  REPRESENTS WRITE-OFF OF RECEIVABLES.

(3) REDUCTION IN VALUATION ALLOWANCE DUE TO UTILIZATION OF NET OPERATING LOSS AND IN 1998 REDUCTION IN DEFERRED TAX OBLIGATIONS.

                                    EXHIBITS

                                  EXHIBIT INDEX

--------------------------------------------------------------------------------

Number              Description of Exhibit                  Page
------              ----------------------                  ----

   21               List of Subsidiaries                    E-3

   23               Consent of Independent Certified
                       Public Accountants                   E-4