Form 10-Q
period 1999-03-31
ALLIED RESEARCH CORP
filed 1999-04-27
CIK 3952

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q



Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                            March 31, 1999
                                                                --------------

                                       OR

(   )   TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities
        Exchange Act of 1934

For the transition period from                         to
                              -------------------------  -----------------------
                                                          Commission File Number
                                                                 0-2545
                                                          ----------------------

                                  ALLIED RESEARCH CORPORATION
                      --------------------------------------------------
                    (Exact name of Registrant as specified in its charter)

        Delaware                                              04-2281015
------------------------------                          ------------------------
(State or other jurisdiction of                         (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 750
Vienna, Virginia                                                     22182
-------------------------------------                              ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:               (703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   [X]      No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1999: 4,830,716.

                           ALLIED RESEARCH CORPORATION

                                      INDEX

--------------------------------------------------------------------------------

                                                                                        PAGE
PART I.        FINANCIAL INFORMATION - UNAUDITED                                        NUMBER



        Item 1.Financial Statements



               Condensed Consolidated Balance Sheets

                      December 31, 1998 and March 31, 1999.............................2,3



               Condensed Consolidated Statements of Earnings

                      Three months ended March 31, 1999 and 1998.........................4



               Condensed Consolidated Statements of Cash Flows

                      Three months ended March 31, 1999 and 1998.........................5



               Notes to Condensed Consolidated Financial Statements......................6



        Item 2.Management's Discussion and Analysis of Financial Condition
               and Results of Operations.................................................9



PART II.       OTHER INFORMATION........................................................11

                           ALLIED RESEARCH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                               March 31, 1999  December 31, 1998
                                                               --------------  -----------------

CURRENT ASSETS
   Cash and equivalents                                            $11,542          $10,235
   Restricted cash (notes 3 and 6)                                  11,336           14,014
   Accounts receivable                                              45,298           29,446
   Costs and accrued earnings on uncompleted contracts               4,802           20,887
   Inventories                                                       4,151            3,422
   Prepaid expenses and deposits                                     1,509           10,094
                                                                   -------          -------

         Total current assets                                       78,638           88,098





PROPERTY, PLANT AND EQUIPMENT - AT COST
   Buildings and improvements                                       11,600           12,440
   Machinery and equipment                                          29,685           31,776
   Leasehold improvements                                              119              118
                                                                   -------          -------
                                                                    41,404           44,334
   Less accumulated depreciation                                    31,247           33,103
                                                                   -------          -------
                                                                    10,157           11,231
   Land                                                              1,198            1,298
                                                                   -------          -------
                                                                    11,355           12,529





OTHER ASSETS
   Restricted deposits (notes 3 and 6)                               6,737            6,670
   Intangibles, net of amortization                                  4,830            4,961
   Other                                                               776              818
                                                                   -------          -------
                                                                    12,343           12,449
                                                                   -------          -------

                                                                  $102,336         $113,076
                                                                  ========         ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ALLIED RESEARCH CORPORATION

                             (THOUSANDS OF DOLLARS)

                                   LIABILITIES

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                March 31, 1999  December 31, 1998
                                                                --------------  -----------------

CURRENT LIABILITIES
   Notes payable                                                    $ 5,330         $ 3,415
   Current maturities of long-term debt                                 556           1,324
   Accounts and trade notes payable                                  26,826          25,379
   Accrued liabilities                                                4,308           5,043
   Accrued losses on contracts                                        1,030             786
   Customer deposits                                                  1,464          16,137
   Income taxes                                                       1,478             748
                                                                    -------         -------

         Total current liabilities                                   40,992          52,832



LONG-TERM DEBT, less current maturities                               4,008           4,431


ADVANCE PAYMENTS ON CONTRACTS                                         5,850           5,850


DEFERRED INCOME TAXES                                                     -               -


STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized, 10,000
      shares; none issued                                                                 -
   Common stock, par value, $.10 per share; authorized
      10,000,000 shares; issued and outstanding, 4,830,716
      in 1999 and 4,757,174 in 1998                                     483             475
   Capital in excess of par value                                    13,874          13,391
   Retained earnings                                                 36,378          35,111
   Accumulated other comprehensive income                               751             985
                                                                    -------         -------
                                                                     51,486          49,963
                                                                    -------         -------

                                                                   $102,336        $113,076
                                                                   ========        ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ALLIED RESEARCH CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                      Three months ended March 31
                                                                      ---------------------------
                                                                        1999              1998
                                                                       --------         --------

REVENUE                                                                $ 27,482         $ 35,753

COST AND EXPENSES
   Cost of sales                                                         22,693           29,123
   Selling and administrative                                             2,664            3,271
   Research and development                                                 397              457
                                                                       --------         --------
                                                                         25,754           32,851
                                                                       --------         --------

         Operating income                                                 1,728            2,902

OTHER INCOME (DEDUCTIONS)
   Interest expense                                                       (335)            (407)
   Interest income                                                          293              236
   Other - net                                                              376             (12)
                                                                       --------         --------
                                                                            334            (183)
                                                                       --------         --------

         Earnings before income taxes                                     2,062            2,719

INCOME TAXES                                                                796              462
                                                                       --------         --------

         NET EARNINGS                                             $       1,266    $       2,257
                                                                   ============     ============

NET INCOME PER COMMON SHARE
   Basic                                                        $           .27     $        .49
                                                                   ============     ============

   Diluted                                                      $           .27     $        .48
                                                                   ============     ============


WEIGHTED AVERAGE NUMBER OF SHARES
   Basic                                                              4,779,223        4,646,008
   Diluted                                                            4,785,937        4,692,067

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ALLIED RESEARCH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                      Three months ended March 31
                                                                      ---------------------------
Increase (decrease) in cash and equivalents                                1999            1998
                                                                         -------          ------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                          $ 1,266          $2,257
   Adjustments to reconcile net earnings to net cash provided by
      (used in) operating activities
         Depreciation and amortization                                       568             497
         Changes in assets and liabilities
               Accounts receivable                                       (17,969)         22,736
               Costs and accrued earnings on uncompleted                  14,948          (9,588)
                contracts
               Inventories                                                (1,034)          4,087
               Prepaid expenses and other assets                           7,294          (1,485)
               Accounts payable, accrued liabilities and
                  customer deposits                                       (7,980)        (18,731)
               Income taxes                                                1,062             640
                                                                         -------          ------

                     Net cash (used in ) provided by operating            (1,845)            413
                     activities

CASH FLOWS (USED IN) INVESTING ACTIVITIES
   Capital expenditures                                                     (560)           (413)
   Restricted cash and restricted deposits                                 2,678            -
                                                                         -------          ------

                     Net cash provided by (used in ) investing             2,118           (413)
                     activities

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from long-term debt                                              350               -
   Principal payments of long-term debt                                     (354)            (17)
   Net increase (decrease) in short-term borrowings                        1,115            (742)
   Stock award/stock plan                                                    503             715
   Options exercised                                                          16             346
   Net (increase) in long-term deposits                                      (67)         (4,746)
   Retirement of common stock                                                (28)            -
                                                                         -------          ------

              Net cash provided by (used in) financing activities          1,535          (4,444)

   Effects of exchange rate changes on cash                                 (501)           (289)
                                                                         -------          ------

              NET INCREASE (DECREASE) IN CASH AND CASH
                        EQUIVALENTS                                        1,307          (4,733)

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                 10,235           7,694
                                                                         -------          ------

CASH AND EQUIVALENTS AT END OF PERIOD                                   $ 11,542           2,961
                                                                        ========         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for
      Interest                                                             $ 316          $  476
      Taxes                                                                  214             399

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ALLIED RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------


NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheets as of March 31, 1999 and December 31, 1998, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at March 31, 1999 and 1998 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended March 31, 1999 and 1998 are not necessarily indicative of the operating results for the full year.


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


NOTE 3 - RESTRICTED CASH

   Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets. Cash deposits received from a customer of BRI are also restricted by its credit facility agreement. VSK also has pledged certain term deposits to secure outstanding bank guarantees. Cash of $11,336 and long-term deposits of $6,737 at March 31, 1999 ($14,014 and long-term deposits of $6,670 at December 31, 1998) are restricted or pledged as collateral for these bank agreements.


NOTE 4 - INVENTORIES

   Inventories are composed of raw materials and supplies.

                           ALLIED RESEARCH CORPORATION

                                 MARCH 31, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE

   BRI has a $6,000 revolving line-of-credit agreement which had an outstanding balance at March 31, 1999 of $5,330 and $3,415 at December 31, 1998. The current line-of-credit bears interest at the prime rate and expires February 2000. Borrowings under the line-of-credit are secured by eligible accounts receivable, as defined in the agreement, and are guaranteed by the Company. The agreement contains covenants requiring the maintenance of certain financial ratios and other matters.

   The Company is also obligated on various vehicles, equipment and other operating loans.


NOTE 6 - CREDIT FACILITY

   The Company is obligated under various credit agreements (the Agreements) with its foreign banking pool and its domestic bank that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. As of March 31, 1999, guarantees and performance bonds of $20.9 million ($34.1 million at December 31, 1998) remain outstanding.

   Advances under the Agreements are secured by cash of $11,336 and long-term cash deposits of $6,737. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $32 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.


NOTE 7 - LONG-TERM FINANCING

   Mecar is obligated on an approximately $3,000 mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $550 (except for the annual principal installment in the year 2000 of $810) and matures in 2004. The Company is also obligated on several mortgages on The VSK Group's buildings which has a balance of approximately $800 at March 31, 1999. The mortgages are payable in annual installments of approximately $250 plus interest.

   Barnes & Reinecke is obligated on a notes payable to its bank which has an outstanding balance due of $247 at March 31, 1999 and $346 at December 31, 1998.

   Scheduled annual maturities of long-term obligations as of March 31, 1999 are approximately as follows:

            Year                                  Amount
            ----                                  ------

            2000                                   $ 556
            2001                                   1,300
            2002                                   1,100
            2003                                     900
            2004                                     500
            Thereafter                               208

                           ALLIED RESEARCH CORPORATION

                                 MARCH 31, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

    The provision for income taxes differs from the anticipated combined federal and state statutory rates due to operating loss carryovers and earnings from foreign subsidiaries.

    As of March 31, 1999, the Company had unused foreign tax credit carryforwards of approximately $764 which expire through 2001.

    Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $30,000 at March 31, 1999 and at December 31, 1998. Determination of the amount of unrecognized deferred tax liabilities is not practicable.


NOTE 9 - EARNINGS (LOSS) PER SHARE

    Stock options outstanding have been included in the diluted per share computation.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1999

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

    REVENUE

    Revenue for the first (3) three months of 1999 was $27,482, a decrease of 23% from the comparable period in 1998, principally due to decreased revenue from Mecar .

                                 Revenues by Segment
                    ----------------------------------------------
                     1st Quarter 1999            1st Quarter 1998
                     ------------------         -------------------
                             Percentage                  Percentage
                    Amount    of total          Amount    of total
                    ------    ---------         ------    ---------

      Mecar        $18,821      69%            $28,615      80%
      VSK           $4,979      18%             $4,781      13%
      BRI           $3,682      13%             $2,357       7%

    Mecar's performance continues to suffer as a result of lack of orders from its principal customers.

    BACKLOG

    As of March 31, 1999, the Company's backlog was $26,000 compared with $48,000 at December 31, 1998 and $121,000 at March 31, 1998. The March 31,
    1999 backlog consisted of backlog of approximately $6,000, $13,000 and $7,000 at Mecar, VSK Group and BRI, respectively.

    OPERATING COSTS AND EXPENSES

    Cost of sales for the first three months of 1999 were approximately $22,693, or 83% of sales, as compared to $29,123, or 81%, for the first three months of 1998. The change is due to the product mix

    Selling and administrative expenses were approximately $2,664, or 10% of revenue, for the three months ended March 31, 1999 as compared to $3,271, or 9%, for the three months ended March 31, 1998.

    RESEARCH AND DEVELOPMENT

    Research and development expenses were 1% of sales for each of the three month periods ended March 31, 1999 and 1998.

    INTEREST EXPENSE

    Interest expense for the first three months of 1999 decreased, compared to the same period in 1998, as a result of decreased borrowing levels.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

    INTEREST INCOME

    Interest income for the 1999 period increased over the same three month period of 1998 due to increased levels of cash.

    OTHER - NET

    Other - Net represents primarily currency gains, net of currency losses, resulting from foreign currency transactions for the three months ended March 31, 1999. The difference over the same period ended March 31, 1998 results from the fluctuation of currency rates.

    PRE-TAX PROFIT

                                 Pre-Tax Profit by Segment
                       --------------------------------------------
                        1st Quarter 1999          1st Quarter 1998
                        -----------------         -----------------
                               Percentage                Percentage
                       Amount   of total        Amount    of total
                       ------   --------        ------    --------

         Mecar         $  737      36%          $1,636      60%
         VSK           $1,320      64%          $  960      35%
         BRI           $    5      - %          $  123       5%


    INCOME TAXES

    The effective tax rate in the first quarter of 1999 was 39% as compared to 17% in the first quarter of 1998. The increase is the result of the utilization during 1998 of Mecar's tax loss carryforwards.

    NET EARNINGS

    The Company earned a $1,266 profit ($0.27 per share basic and diluted) in the first three months of 1999 compared with a $2,257 profit ($0.49 per share basic and $0.48 diluted) in the first three months of 1998. The decreased net earnings were primarily attributable to a decreased volume of business at Mecar.

    LIQUIDITY AND CAPITAL RESOURCES

    During the first three months of 1999 and throughout 1998, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. Mecar continues to finance its activities via credit facilities supplied by a foreign bank pool. Mecar is limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates. Since the end of 1998, Allied has made intercompany loans to BRI to support BRI's cash flow, pending completion of BRI's contract to supply a dynamometor to a foreign customer. At March 31, 1999, the Company had unrestricted cash (i.e., cash not required by the terms of the bank pool agreement to collateralize contracts) and deposits of approximately $11,542 compared with approximately $10,235 at the year ended December 31, 1998.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

    Accounts receivable at March 31, 1999 increased from December 31, 1998 levels by $15,850 due to substantial shipments at the end of the first quarter of 1999. Costs and accrued earnings on uncompleted contracts decreased by $16,085 from December 31, 1998 levels due to decreased levels of work-in-progress. Inventories increased from year-end levels by $729 due to purchases on anticipated contracts. Prepaid expenses and deposits decreased by $8,584 primarily due to expenses related to shipments during the quarter. Current liabilities decreased by $11,838 from December 31, 1998 levels principally as a result of reductions in customer deposits.

    In summary, working capital was approximately $37,646 at March 31, 1999, which is an increase of $2,378 from working capital at December 31, 1998. The increase is primarily attributable to the Company's continuing profitability and a reduction in current liabilities.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 MARCH 31, 1999

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

                                    ALLIED RESEARCH CORPORATION




                                    /s/ J. R. Sculley
                                    ---------------------------
Date:  April 27, 1999               J. R. Sculley
                                    Chairman of the Board,
                                    Chief Executive Officer and
                                    Chief Financial Officer