Form 10-Q
period 1999-06-30
ALLIED RESEARCH CORP
filed 1999-08-12
CIK 3952

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q



Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                             June 30, 1999

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ___________________________


                                                  Commission File Number
                                                           0-2545
                                                  ----------------------


                           Allied Research Corporation
               --------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                            04-2281015
-------------------------------                      ---------------------------
(State or other jurisdiction of                        (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 750
Vienna, Virginia                                                  22182
-------------------------------------                           ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes    X    No
                 ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999:

4,831,080.

                           Allied Research Corporation

                                      INDEX

------------------------------------------------------------------------------


                                                                           PAGE
PART I.     FINANCIAL INFORMATION - UNAUDITED                             NUMBER



      Item 1.     Financial Statements



                  Condensed Consolidated Balance Sheets

                         June 30, 1999 and December 31, 1998...............  2,3



                  Condensed Consolidated Statements of (Loss) Earnings

                         Three months and six months ended June 30, 1999
                         and 1998..........................................    4



                  Condensed Consolidated Statements of Cash Flows

                         Six months ended June 30, 1999 and 1998...........  5,6



                  Notes to Condensed Consolidated Financial Statements.....    7



      Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations................................   10



PART II.          OTHER INFORMATION........................................   16

                           Allied Research Corporation

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                     ASSETS

                                   (Unaudited)

------------------------------------------------------------------------------



                                               June 30, 1999   December 31, 1998
                                               -------------   -----------------


CURRENT ASSETS
   Cash and equivalents                            $15,348           $10,235
   Restricted cash (notes 3 and 6)                  14,093            14,014
   Accounts receivable                              26,019            29,446
   Costs and accrued earnings on
      uncompleted contracts                          6,425            20,887
   Inventories                                       5,237             3,422
   Prepaid expenses and deposits                     1,450            10,094
                                                     -----            ------

        Total current assets                        68,572            88,098



PROPERTY, PLANT AND EQUIPMENT - AT COST
   Buildings and improvements                       11,252            12,440
   Machinery and equipment                          29,014            31,776
   Leasehold improvements                              118               118
                                                     -----            ------
                                                    40,384            44,334
   Less accumulated depreciation                    30,522            33,103
                                                    ------            ------
                                                     9,862            11,231
   Land                                              1,149             1,298
                                                     -----             -----
                                                    11,011            12,529



OTHER ASSETS
   Restricted deposits (notes 3 and 6)                   -             6,670
   Intangibles, net of amortization                  4,627             4,961
   Other                                               732               818
                                                     -----            ------
                                                     5,359            12,449

                                                   $84,942          $113,076
                                                   =======          ========

The accompanying notes are an integral part of these statements.

                           Allied Research Corporation

                             (Thousands of Dollars)

                                   LIABILITIES

                                   (Unaudited)

------------------------------------------------------------------------------




                                                June 30, 1999  December 31, 1998
                                                -------------  -----------------

CURRENT LIABILITIES
   Notes payable                                    $5,224         $ 3,415
   Current maturities of long-term debt              1,117           1,324
   Accounts and trade notes payable                 18,318          25,379
   Accrued liabilities                               5,380           5,043
   Accrued losses on contracts                         818             786
   Customer deposits                                 7,202          16,137
   Income taxes                                      1,258             748
                                                    ------          ------

        Total current liabilities                   39,317          52,832



LONG-TERM DEBT, less current maturities              3,021           4,431


ADVANCE PAYMENTS ON CONTRACTS                            -           5,850


STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized,
     10,000 shares; none issued                          -               -
   Common stock, par value, $.10  per  share;
     authorized 10,000,000 shares; issued and
     outstanding, 4,831,080 in 1999 and
     4,757,174 in 1998                                 483             475
   Capital in excess of par value                   13,877          13,391
   Retained earnings                                31,951          35,111
   Accumulated other comprehensive income           (3,707)            986
                                                    -------     ----------
                                                    42,604          49,963
                                                    -------     ----------

                                                   $84,942        $113,076
                                                   ========     ==========

                           Allied Research Corporation

             CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

                             (Thousands of Dollars)

                                   (Unaudited)

------------------------------------------------------------------------------



                                Three months ended June 30,   Six months ended June 30,
                                --------------------------    ------------------------
                                  1999               1998       1999             1998
                                -------            --------   --------         -------

Revenue                        $ 10,097            $ 32,154   $ 37,579         $ 67,907

Cost and expenses
  Cost of sales                  10,614              24,774     33,307           53,897
  Selling and administrative      3,275               3,514      5,939            6,785
  Research and development          443                 273        840              730
                                 ------              ------     ------           ------

                                 14,332              28,561     40,086           61,412
                                 ------              ------     ------           ------
     Operating (loss) income     (4,235)              3,593     (2,507)           6,495

Other income (deductions)
  Interest expense                 (388)               (470)      (723)            (877)
  Interest income                   281                 318        574              554
  Other - net                        69                (372)       445             (384)
                                 ------              ------     ------           ------

                                    (38)               (524)       296             (707)
                                 ------              ------     ------           ------

     (Loss) earnings before
     income taxes                (4,273)              3,069     (2,211)           5,788


Income taxes                        152                 523        948              985
                                 ------              ------     ------           ------


     NET (LOSS) EARNINGS        $(4,425)             $2,546    $(3,159)          $4,803
                                 ======              ======    ========          ======

Net (loss) income per common
share
  Basic                         $  (.93)             $  .53    $  (.66)          $ 1.02
                                 ======              ======    ========          ======


  Diluted                       $  (.93)             $  .53    $  (.66)          $  .99
                                 ======              ======    ========          ======

Weighted average number
of shares
  Basic                        4,757,214          4,781,038  4,805,114        4,687,482

  Diluted                      4,763,653          4,835,367  4,811,670        4,833,441

                           Allied Research Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                   (Unaudited)

------------------------------------------------------------------------------

                                                       Six months ended June 30
                                                       -------------------------
Increase (decrease) in cash and equivalents                 1999           1998
                                                            ----           ----

Cash flows from operating activities
  Net (loss) earnings                                      $(3,159)     $ 4,803
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities
      Depreciation and amortization                          1,493        2,061
      Changes in assets and liabilities
        Accounts receivable                                  1,130       22,040
        Costs and accrued earnings on uncompleted
        contracts                                           12,507       (7,635)
        Inventories                                         (2,312)       1,401
        Prepaid expenses and other assets                    7,934        8,591
        Accounts payable, accrued liabilities and
        customer deposits                                  (17,018)     (21,952)
        Income taxes                                           870         (429)
                                                            -------      ------

           Net cash provided by operating activities         1,446        8,880

Cash flows (used in) investing activities
  Capital expenditures                                      (1,512)      (1,840)
  Restricted cash and deposits                               4,872      (10,220)
                                                            -------     -------

           Net cash provided by (used in) investing
           activities                                        3,360      (12,060)

                           Allied Research Corporation

                             (Thousands of Dollars)

                                   (Unaudited)

------------------------------------------------------------------------------

                                                            Six months ended June 30
                                                           -------------------------
                                                             1999             1998
                                                           -------          -------

Cash flows from financing activities
  Principal payments of long-term debt                        (378)          (1,065)
  Increase in long-term debt                                   350                -
  Net (decrease) increase in short-term borrowings             788            1,775
  Stock grant/stock plan                                       551              685
  Options exercised                                             16              459
  Retirement - common stock                                    (73)               -
                                                           -------          -------

           Net cash provided by financing activities         1,254            1,854

Effects of exchange rate changes on cash                      (947)            (337)
                                                           -------          -------

           NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                                5,113           (1,663)

Cash and equivalents at beginning of year                   10,235            7,694
                                                           -------          -------


Cash and equivalents at end of period                      $15,348          $ 6,031
                                                           =======          =======


Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
  Cash paid during the period for
    Interest                                                $  479           $  893
    Taxes                                                    1,191            1,682


                           Allied Research Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

                             (Thousands of Dollars)

                                   (Unaudited)

------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheets as of June 30, 1999 and December 31, 1998, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at June 30, 1999 and 1998 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended June 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

   The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and the Company's wholly-owned subsidiaries, Mecar, S.A. (a Belgian Company), Allied Research Corporation Limited (a United Kingdom Company) and Barnes & Reinecke, Inc. (a Delaware Corporation).

   Mecar, S.A.'s wholly-owned Belgian subsidiaries include, Sedachim, S.I., Tele Technique Generale, and VSK Electronics, N.V., its wholly-owned subsidiaries Belgian Automation Units, N.V. and I.D.C.S., N.V., (collectively "The VSK Group").

   Significant intercompany transactions have been eliminated in consolidation.


NOTE 3 - RESTRICTED CASH

   Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets. Cash deposits received from a customer of BRI are also restricted by its credit facility agreement. VSK also has pledged certain term deposits to secure outstanding bank guarantees. Cash of $14,093 at June 30, 1999 ($14,014 and long-term deposits of $6,670 at December 31,
   1998) are restricted or pledged as collateral for these bank agreements.


NOTE 4 - INVENTORIES

   Inventories are composed of raw materials and supplies.

NOTE 5 - NOTES PAYABLE

   BRI has a $6,000 revolving line-of-credit agreement which had an outstanding balance at June 30, 1999 of $5,224 and $3,415 at December 31, 1998. The current line-of-credit bears interest at the prime rate and expires February 2000. Borrowings under the line-of-credit are secured by eligible accounts receivable, as defined in the agreement, and are guaranteed by the Company. The agreement contains covenants requiring the maintenance of certain financial ratios and other matters.


NOTE 6 - CREDIT FACILITY

   The Company is obligated under various credit agreements (the Agreements) with its foreign banking pool and its domestic bank that provided credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. These fees are treated as interest. As of June 30, 1999, guarantees and performance bonds of $19.9 million ($34.1 million at December 31, 1998) remain outstanding.

   Advances under the Agreements are secured by cash of $14,093. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $30 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and ARCL for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.


NOTE 7 - LONG-TERM FINANCING

   Mecar is obligated on an approximately $2,700 mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $550 (except for the annual principal installment in the year 2000 of $810) and matures in 2004. The Company is also obligated on several mortgages on The VSK Group's buildings which has a balance of approximately $900 at June 30, 1999. The mortgages are payable in annual installments of approximately $250 plus interest.

   Barnes & Reinecke is obligated on a notes payable to its bank which has an outstanding balance due of $223 at June 30, 1999 and $346 at December 31, 1998.

   Scheduled annual maturities of long-term obligations as of June 30, 1999 are approximately as follows:


                              Year              Amount
                              ----              ------
                              2000             $1,117
                              2001                706
                              2002                736
                              2003                697
                              2004                400
                              Thereafter          482


NOTE 8 - INCOME TAXES

   The Company's provision for income taxes differs from the anticipated combined federal and state statutory rates due to operating loss carryovers and earnings from foreign subsidiaries.

   As of June 30, 1999, the Company had unused foreign tax credit carryforwards of approximately $764 which expire through 2009.

   Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $30,000 at June 30, 1999. Determination of the amount of unrecognized deferred tax liabilities is not practicable.


NOTE 9 - EARNINGS (LOSS) PER SHARE

   Stock options outstanding have been included in the diluted per share computation on a weighted average basis.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1999

                             (Thousands of Dollars)

                                   (Unaudited)

------------------------------------------------------------------------------

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

Forward-Looking Statements
--------------------------

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections about the Company and the industries in which it operates. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects", "anticipates", "intends", "plans" "believes", "seeks", "estimates", or variations of such words or similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Revenue
-------

Revenue for the first six (6) months of 1999 was $37,579, a decrease of 45% from the comparable period in 1998, principally due to decreased revenue from Mecar.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1999

                             (Thousands of Dollars)

                                   (Unaudited)

------------------------------------------------------------------------------

Revenue - Continued
-------------------

                     Revenues by Segment - Six Months Ended
                     --------------------------------------
                     June 30, 1999            June 30, 1998
                    --------------------   -------------------
                             Percentage             Percentage
                                 of                     of
                    Amount      total      Amount      total

      Mecar         $20,626      55%      $53,350       79%
      VSK           $10,610      28%       $9,665       14%
      BRI            $6,343      17%       $4,892        7%


Revenue for the quarter ended June 30, 1999 was $10,097, a $22,057 decrease from the quarter ended June 30, 1998. Mecar recognized revenue of $1,805 for the second quarter of 1999, a 93% decrease from the second quarter of 1998; the revenue of VSK Group of $5,631 for the quarter ended June 30, 1999 constitutes an increase of 15% over the comparable period in 1998; Barnes' revenue of $2,661 for the second quarter ended June 30, 1999 constitutes a 5% increase over the quarter ended June 30, 1998.

Mecar's lack of revenues resulted from a decrease in orders received from its principal customers. The orders received by Mecar in June, 1999 ($42,500 from the U.S. Government for the benefit of one of its principal customers and $3,900 from other customers) were received too late to contribute any substantial revenue to the second quarter of 1999. Some of such revenue will be recognized in the second half of 1999; the balance will be recognized next year.

The VSK Group has been advised that it may recommence the installation of security systems in the branches of its principal bank customer in September, 1999. In addition, the VSK Group secured an unexpected $1 million add-on award to the foreign hotel project which contributed to the extraordinary results experienced by the VSK Group in calendar year 1998. Notwithstanding these positive developments, it is unlikely that VSK will achieve in 1999 the record results it reported in 1998. In the second half of 1998, VSK recorded record revenues and profits from the foreign hotel project which are not expected to be replicated in 1999.

Backlog
-------

As of June 30, 1999, the Company's backlog was $72,000 compared with $48,000 at December 31, 1998 and $26,000 at March 31, 1999.

At June 30, 1999 and June 30, 1998, respectively, the backlog of each of the Company's operating units was as follows:

                                  June 30,
                            ------------------
                            1999          1998
                            ----          ----

     Mecar                 $52,000     $78,600
     Barnes                  7,000       9,300
     VSK Group              13,000      17,200

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1999

                             (Thousands of Dollars)

                                   (Unaudited)

------------------------------------------------------------------------------


Backlog - Continued
-------

Mecar's backlog at June 30, 1999 includes the $42,500 Foreign Military Sale ("FMS") contract for ammunition received from the U.S. Government for the benefit of one of Mecar's principal customers. Mecar is also pursuing an additional FMS contract for another caliber ammunition for the benefit of the same customer which is currently scheduled for award in the fourth quarter of 1999. Both of these products have been developed by Mecar for new weapon systems. It is anticipated that Mear's principal customers will purchase substantial quantities of each caliber of ammunition over a several year period to establish a reserve for such ammunition. Mecar has sold relatively small quantities of the newly developed ammunition to new customers which have purchased new weapon systems compatible with such ammunition. It is anticipated that these customers will also purchase additional quantities of this ammunition over the next several years to establish a comparable reserve.

It is further anticipated that Mecar will receive at least one additional contract this year from its principal customer for ammunition which has been traditionally manufactured by Mecar and purchased by these customers. Mecar anticipates an award of this contract in the third quarter of 1999, however there can be no assurance as to receipt of this or any other award.

Operating Costs and Expenses
----------------------------

Cost of sales for the first six months of 1999 was approximately $33,307 or 89% of sales as compared to $53,897 or 79% for the first six months of 1998.

Cost of sales for the second three months of 1999 was approximately $10,614 or 105% of sales as compared to $24,774 or 77% of sales for the second quarter of 1998.

These additional unexpected costs were due to costs associated with performing rework of products for customers of Mecar and Barnes. The rework is continuing on these two contracts. While the costs reported in the second quarter of 1999 include estimated costs to complete such rework, there can be no assurance that additional costs will not be necessary to complete the work.

Selling and administrative expenses were approximately $5,939 of revenues or 16% of sales for the six months ended June 30, 1999, as compared to $6,785 or 10% of sales for the six months ended June 30, 1998.

Selling and administrative expenses were approximately $3,275 or 32% of revenue for the three months ended June 30, 1999 as compared to $3,514 or 11% for the three months ended June 30, 1998.

The percentage increases were due to reduced volume of revenue and additional costs associated with the proxy solicitation efforts.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1999

                             (Thousands of Dollars)

                                   (Unaudited)

------------------------------------------------------------------------------

Research and Development
------------------------

Research and development expenses were 2% and 4% as a ratio of sales for each of the six months and three months periods ended June 30, 1999 and 1998, respectively. For the same six months and three months periods last year, research and development expenses were 1% as a ratio of sales. These increases are due to reduced revenues and work performed on potential contracts.

Interest Expense
----------------

Interest expense for the six months ending June 30, 1999 was $723, (which included bank fees of $314) compared to $877 (which included bank fees of $204), for the comparable period in 1998. The decrease is principally due to reduced levels of borrowing.

Interest Income
---------------

Interest income for each of the three and six months ended June 30, 1999 decreased over the comparable periods of 1998, principally as a result of decreased amounts of cash invested.

Other - Net
-----------

Other - Net represents primarily net currency gains, net of currency losses resulting from foreign currency transactions.

Pre-Tax (Loss) Profit
---------------------

                      Pre-Tax (Loss) Profit by Segment -
                               Six Months Ended
                       June 30, 1999      June 30, 1998
                       -------------      -------------
          Mecar           $(3,800)            $3,700
          VSK             $ 2,200             $1,900
          BRI             $  (600)             $ 200

For the second quarter of 1999, Mecar reported a pre-tax loss of $4,537, VSK reported a pre-tax profit of $880, and Barnes reported a pre-tax loss of $605.

Income Taxes
------------

The effective tax rate in the first six (6) and three (3) months of 1999 differs from the anticipated rate as a result of foreign taxes and net operating losses in certain jurisdictions.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1999

                             (Thousands of Dollars)

                                   (Unaudited)

------------------------------------------------------------------------------

Net Earnings
------------

The Company had a $3,159 net loss ($0.66 per share basic and $0.66 per share diluted) for the first six months of 1999 compared with a $4,803 net profit ($1.02 per share basic and $.99 per share diluted) for the comparable period in 1998. The Company had a $4,425 loss ($0.93 per share basic and $0.93 diluted) in the second quarter of 1999 compared with a $2,546 profit ($0.53 per share basic and diluted) in the second three months of 1998.

Liquidity and Capital Resources
-------------------------------

During the first six months of 1999 and throughout 1998, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts.

Mecar continues to provide financial guarantees for contracts via credit facilities supplied by a foreign bank pool. Mecar is limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates.

The VSK Group continues to reduce its bank and other long-term indebtedness.

In the second quarter of 1999, Allied made additional advances to BRI to support BRI's cash flow pending completion of, and receipt of financial payment for, a dynamometer to a foreign customer. As a result of rework of components of the dynamometer, there will be a delay in shipment and a corresponding delay in receipt of payment for this product.

In the first half of 1999, Allied repurchased 11.3 shares of its common stock in market transactions.

At June 30, 1999, the Company had unrestricted cash (i.e., cash not required by the terms of the bank pool agreement to collateralize contracts) of approximately $15,348 compared with approximately $6,031 and $10,235 at June 30, 1998 and at December 31, 1998, respectively.

Accounts receivable at June 30, 1999 decreased from the December 31, 1998 levels by $3,427 due to substantial collections in the first half of 1999. Costs and accrued earnings on uncompleted contracts decreased by $14,462 from December 31, 1998 levels due to substantial deliveries and reduced work-in-process. Inventories increased from year-end levels by $1,815 due to increases in raw materials in connection with recently received orders. Prepaid expenses and deposits decreased by $8,644 primarily due to shipments during the first half of 1999. Current liabilities decreased by $13,515 from December 31, 1998 levels principally as a result of reductions in accounts and notes payable and customer deposits.

In summary, working capital was approximately $29,255 at June 30, 1999, which is a decrease of $6,011 from working capital at December 31, 1998.

Year 2000 Issues
----------------

During 1999, the Company continued its program to prepare its systems for Year 2000 compliance. The Year 2000 issues relates to computer systems that use two digits rather than four to defined the applicable year and whether such systems will properly process information when the year changes to 2000.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  June 30, 1999

                             (Thousands of Dollars)

                                   (Unaudited)

------------------------------------------------------------------------------


Year 2000 Issues - Continued
----------------

The Company has completed an assessment of the impact of the Year 2000 on its purchased and internally development systems. The current purchased and internally developed software is Year 2000 compliant. The Company is continuing its program of formal communications with significant suppliers and customers to determine the extent to which the Company's activities would be impacted by those third parties' failure to remediate their own Year 2000 issues.

The estimated costs related to testing and modifying existing systems for Year 2000 compliance are approximately $250, of which 80% has been spent or committed to date.

Year 2000 compliance is expected to be achieved no later than October, 1999. The Company believes that with the planned modifications, Year 2000 issues will not have a material impact on operations. However, if these modifications are not made, or are not completed on a timely basis, Year 2000 issues could result in the temporary inability to process orders, send invoices, or engage in similar business activities, which would have a material impact on the Company's operations. Failure by significant suppliers and customers to be Year 2000 compliant could also have a material impact on the Company. The amounts of potential liability and lost revenue from the failure to be Year 2000 compliant cannot be reasonably estimated at this time.

The Company's contingency plans are being prepared and refined and are expected to be completed by September, 1999. These plans include the manual processes required to perform critical business functions that could be affected by Year 2000 issues.

                           Allied Research Corporation

                                  June 30, 1999

------------------------------------------------------------------------------

PART II.    OTHER INFORMATION

                           Allied Research Corporation

                                  June 30, 1999

------------------------------------------------------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.

On June 9, 1999, the Company held its annual meeting of shareholders.

The Company's shareholders re-elected J. R. Sculley, Clifford C. Christ, Earl P. Smith, Harry H. Warner and Robert W. Hebel as members of the Board of Directors of the Company.

The following votes were cast in connection with the election of directors:


      Nominees                                In favor               Withheld
      --------                                --------               --------

J. R. Sculley                                1,986,261               23,740
Clifford C. Christ                           1,719,828              290,173
Robert W. Hebel                              1,964,625               45,376
Harry H. Warner                              1,971,563               38,438
Earl P. Smith                                1,983,936               26,065
Lt. Gen.  William M. Keyes                   1,358,781                5,916
John P. Rigas                                1,358,681                6,016
Jean-Claude Roch                             1,358,781                5,916
John R. Torell, III                          1,358,781                5,916
Donald Zilkha                                1,356,681                8,016

The Company's shareholders ratified the appointment of Grant Thornton LLP as the Company's independent auditors for 1999. The following votes were cast in connection with such ratification:

              For             Against            Abstain
              ---             -------            -------
           3,246,697           32,842             95,159

No reports on Form 8-K were filed by the Company in the second quarter of 1999.

The following Exhibits are including in this Form 10-Q filing:

   3.1   Restated By-Laws (July, 1999)

         Exhibit 1

                           Allied Research Corporation


SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALLIED RESEARCH CORPORATION




                              /s/ J. R. Sculley
                              -------------------------------
Date: August 12, 1999         J. R. Sculley
                              Chairman of the Board,
                              Chief Executive Officer and
                              Chief Financial Officer