Form 10-Q
period 1999-09-30
ALLIED RESEARCH CORP
filed 1999-11-05
CIK 3952

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q



Mark one

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                          September 30, 1999
                                                              ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from _____________________ to _______________________

                                                          Commission File Number
                                                                   0-2545
                                                          ----------------------

                           ALLIED RESEARCH CORPORATION
             ------------------------------------------------------
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

                  Yes [X]          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1999: 4,845,758

                           ALLIED RESEARCH CORPORATION

                                      INDEX

-------------------------------------------------------------------------------------------------------------------


                                                                                                          PAGE
PART I.           FINANCIAL INFORMATION - UNAUDITED                                                      NUMBER



         Item 1.  Financial Statements



                  Condensed Consolidated Balance Sheets

                           December 31, 1998 and September 30, 1999.........................................3,4



                  Condensed Consolidated Statements of Earnings

                           Three months and nine months ended September 30, 1999 and 1998.....................5



                  Condensed Consolidated Statements of Cash Flows

                           Nine months ended September 30, 1999 and 1998......................................6



                  Notes to Condensed Consolidated Financial Statements........................................7



         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................................11



PART II.          OTHER INFORMATION..........................................................................15

                           ALLIED RESEARCH CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                            September 30, 1999      December 31, 1998
                                                                            ------------------      -----------------
CURRENT ASSETS
    Cash and equivalents                                                         $14,396                $10,235
    Restricted cash (notes 3 and 6)                                               11,303                 14,014
    Accounts receivable                                                           17,920                 29,446
    Costs and accrued earnings on uncompleted contracts                            7,277                 20,887
    Inventories                                                                    4,201                  3,422
    Prepaid expenses and deposits                                                  1,601                 10,094
                                                                                 -------                -------

           Total current assets                                                   56,698                 88,098



PROPERTY, PLANT AND EQUIPMENT - AT COST
    Buildings and improvements                                                    11,811                 12,440
    Machinery and equipment                                                       29,796                 31,776
    Leasehold improvements                                                           123                    118
                                                                                 -------                -------
                                                                                  41,730                 44,334
    Less accumulated depreciation                                                 32,096                 33,103
                                                                                 -------                -------
                                                                                   9,634                 11,231
    Land                                                                           1,190                  1,298
                                                                                 -------                -------
                                                                                  10,824                 12,529



OTHER ASSETS
    Restricted deposits (notes 3 and 6)                                                -                  6,670
    Intangibles, net of amortization                                               4,623                  4,961
    Other                                                                            600                    818
                                                                                 -------                -------
                                                                                   5,223                 12,449
                                                                                 -------                -------

                                                                                 $72,745               $113,076
                                                                                  ======                =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ALLIED RESEARCH CORPORATION

                             (THOUSANDS OF DOLLARS)

                                   LIABILITIES

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                             September 30, 1999     December 31, 1998
                                                                             ------------------     -----------------
CURRENT LIABILITIES
    Notes payable                                                                 $ 5,619               $ 3,415
    Current maturities of long-term debt                                            1,025                 1,324
    Accounts and trade notes payable                                                8,059                25,379
    Accrued liabilities                                                             6,631                 5,043
    Accrued losses on contracts                                                       340                   786
    Customer deposits                                                               6,551                16,137
    Income taxes                                                                    1,211                   748
                                                                                  -------               -------

           Total current liabilities                                               29,436                52,832



LONG-TERM DEBT, less current maturities                                             3,122                 4,431


ADVANCE PAYMENTS ON CONTRACTS                                                           -                 5,850


STOCKHOLDERS' EQUITY
    Preferred stock, no par value; authorized, 10,000
        shares; none issued                                                             -                     -
    Common stock, par value, $.10 per share; authorized
        10,000,000 shares; issued and outstanding, 4,845,758
        in 1999 and 4,757,174 in 1998                                                 485                   475
    Capital in excess of par value                                                 13,953                13,391
    Retained earnings                                                              28,073                35,111
    Accumulated other comprehensive (loss) income                                 (2,324)                   986
                                                                                  -------               -------
                                                                                   40,187                49,963
                                                                                  -------               -------

                                                                                  $72,745              $113,076
                                                                                   ======               =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ALLIED RESEARCH CORPORATION

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                  Three months ended            Nine months ended
                                                                    September 30,                  September 30,
                                                                  ------------------            -----------------
                                                                  1999          1998           1999           1998
                                                                 -------       -------        -------        -------
REVENUE                                                          $10,176       $31,001        $47,755        $98,908

COSTS AND EXPENSES
    Cost of sales                                                  9,386        24,847         41,603         79,670
    Selling and administrative                                     3,915         2,576         10,944          8,435
    Research and development                                         414           721          1,254          1,451
                                                                 -------       -------        -------        -------
                                                                  13,715        28,144         53,801         89,556
                                                                 -------       -------        -------        -------

           Operating (loss) income                                (3,539)        2,857         (6,046)         9,352

OTHER INCOME (DEDUCTIONS)
    Interest expense                                               (490)          (581)        (1,213)        (1,458)
    Interest income                                                  276           542            850          1,096
    Other - net                                                      119           (39)           564           (423)
                                                                 -------       -------        -------        -------
                                                                     (95)          (78)           201           (785)
                                                                 -------       -------        -------        -------

           (Loss) earnings before income taxes                   (3,634)         2,779         (5,845)         8,567

INCOME TAXES                                                         245           999          1,193          1,984
                                                                 -------       -------        -------        -------

           NET (LOSS) EARNINGS                                  $ (3,879)      $ 1,780       $ (7,038)       $ 6,583
                                                                 =======        ======        =======         ======

NET (LOSS) INCOME PER COMMON SHARE
    Basic                                                       $   (.80)      $   .38       $  (1.46)       $  1.40
                                                                 =======        ======        =======         ======
    Diluted                                                     $   (.80)      $   .37       $  (1.46)       $  1.38
                                                                 =======        ======        =======         ======

WEIGHTED AVERAGE NUMBER OF SHARES
    Basic                                                      4,835,821     4,743,777      4,815,464      4,706,453
    Diluted                                                    4,838,078     4,764,151      4,820,025      4,764,086

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ALLIED RESEARCH CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                                                   Nine months ended
                                                                                                      September 30
                                                                                                   -----------------
Increase (decrease) in cash and equivalents                                                      1999            1998
                                                                                               -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) earnings                                                                         $(7,038)        $ 6,583
   Adjustments to reconcile net earnings to net cash (used in)
      operating activities
        Depreciation and amortization                                                            1,928             909
        Changes in assets and liabilities
           Accounts receivable                                                                   8,826          19,159
           Costs and accrued earnings on uncompleted contracts                                  10,900         (10,264)
           Inventories                                                                          (1,232)          2,625
           Prepaid expenses and other assets                                                    (5,975)        (12,153)
           Accounts payable, accrued liabilities and customer deposits                         (11,970)          3,292
           Income taxes                                                                            843           1,240
                                                                                               -------         -------
              Net cash (used in) provided by operating activities                               (3,718)         11,391

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
   Capital expenditures                                                                         (2,055)           (559)
   Restricted cash and deposits                                                                  6,473          (9,722)
                                                                                               -------         -------
              Net cash provided by (used in) investing activities                                4,418         (10,281)

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments of long-term debt                                                         (1,378)            (52)
   Net increase in long-term borrowings                                                            350               -
   Net increase in short-term borrowings                                                         3,038           1,225
   Stock grant/stock plan                                                                          628           1,210
   Options exercised                                                                                16            (227)
   Retirement - common stock                                                                       (73)              -
                                                                                               -------         -------

              Net cash provided by financing activities                                          2,581           2,156

EFFECTS OF EXCHANGE RATE CHANGES ON CASH                                                           880           1,871
                                                                                               -------         -------
              NET INCREASE IN CASH AND CASH EQUIVALENTS                                          4,161           5,137

CASH AND EQUIVALENTS AT BEGINNING OF YEAR                                                       10,235           7,693
                                                                                               -------         -------
CASH AND EQUIVALENTS AT END OF PERIOD                                                         $ 14,396        $ 12,830
                                                                                               =======         =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
-------------------------------------------------
   Cash paid during the period for
      Interest                                                                                $    702        $    720
      Taxes                                                                                      1,147           2,500

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                           ALLIED RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets as of September 30, 1999 and December 31, 1998, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at September 30, 1999 and 1998 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1998 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended September 30, 1999 and 1998 are not necessarily indicative of the operating results for the full year.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

    The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and the Company's wholly-owned subsidiaries, ARC Europe, S.A. (a Belgian Company), Allied Research Corporation Limited (a United Kingdom Company) and Barnes & Reinecke, Inc. (a Delaware Corporation).

    ARC Europe, S.A. was formed as a management company in July 1999. ARC Europe, S.A.'s wholly-owned Belgian subsidiaries include, Mecar, S.A., Sedachim, S.I., Tele Technique Generale, and VSK Electronics, N.V., its wholly-owned subsidiaries Belgian Automation Units, N.V. and I.D.C.S., N.V., (collectively "The VSK Group").

    Significant intercompany transactions have been eliminated in consolidation.


NOTE 3 - RESTRICTED CASH

    Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees generally place restrictions on cash deposits and other liens on Mecar's assets. Cash deposits received from a customer of BRI are also restricted by its credit facility agreement. VSK also has pledged certain term deposits to secure outstanding bank guarantees. Cash of $11,303 at September 30, 1999 ($14,014 and long-term deposits of $6,670 at December 31, 1998) are restricted or pledged as collateral for these bank agreements.


NOTE 4 - INVENTORIES

    Inventories are composed of raw materials and supplies.

                           ALLIED RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 5 - NOTES PAYABLE

    BRI has a $6,000 revolving line-of-credit agreement which had an outstanding balance at September 30, 1999 of $5,619 and $3,415 at December 31, 1998. The current line-of-credit bears interest at the prime rate and expires February 2000. Borrowings under the line-of-credit are secured by eligible accounts receivable, as defined in the agreement, and are guaranteed by the Company. The agreement contains covenants requiring the maintenance of certain financial ratios and other matters.


NOTE 6 - CREDIT FACILITY

    The Company is obligated under various credit agreements (the Agreements) with its foreign banking pool and its domestic bank that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. These fees are treated as interest. As of September 30, 1999, guarantees and performance bonds of $11.2 million ($34.1 million at December 31, 1998) remain outstanding.

    Advances under the Agreements are secured by cash of $11,303. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $30 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and its affiliates for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.


NOTE 7 - LONG-TERM FINANCING

    Mecar is obligated on an approximately $2,758 mortgage on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $550 (except for the annual principal installment in the year 2000 of $810) and matures in 2004. The Company is also obligated on several mortgages on The VSK Group's buildings which have balances of approximately $1,094 at September 30, 1999. The mortgages are payable in annual installments of approximately $250 plus interest.

    Barnes & Reinecke is obligated on a notes payable to its bank which has an outstanding balance due of $295 at September 30, 1999 and $346 at December 31, 1998.

                           ALLIED RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 7 - LONG-TERM FINANCING - CONTINUED

    Scheduled annual maturities of long-term obligations as of September 30, 1999 are approximately as follows:

               Year                         Amount
               ----                         ------

               2000                         $1,025
               2001                            706
               2002                            736
               2003                            697
               2004                            400
               Thereafter                      583


NOTE 8 - INCOME TAXES

    The Company's provision for income taxes differs from the anticipated combined federal and state statutory rates due to operating losses in certain jurisdictions and earnings from certain foreign subsidiaries.

    As of December 31, 1998, the Company had unused foreign tax credit carryforwards of approximately $734 which expire through 2001.

    Deferred tax liabilities have not been recognized for bases differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $33,000 at December 31, 1998. Determination of the amount of unrecognized deferred tax liabilities is not practicable.


NOTE 9 - EARNINGS (LOSS) PER SHARE

    Stock options outstanding have been included in the diluted per share computation on a weighted average basis.


NOTE 10 - RECLASSIFICATION

    Certain items in September 30, 1999 and 1998 financial statements have been reclassified to conform to the current presentation.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                               SEPTEMBER 30, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

The Company conducts its business through its subsidiaries: Mecar, S.A., ("Mecar"), a Belgian corporation and Barnes & Reinecke, Inc. ("Barnes" or "BRI"), a Delaware corporation, headquartered in Illinois; as well as a group of Belgian corporations acquired in 1994 and 1995 led by VSK Electronics, N.V., Teletechnique General, S.A. and I.D.C.S., S.A. (collectively, the "VSK Group"). This discussion refers to the financial condition and results of operations of the Company on a consolidated basis.

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

REVENUE

Revenue for the first nine (9) months of 1999 was $47,755, or 48% of the comparable period in 1998, principally due to decreased revenue from Mecar.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                               SEPTEMBER 30, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

REVENUE - CONTINUED

                         Revenues by Segment - Nine Months Ended
                     -----------------------------------------------
                     September 30, 1999           September 30, 1998
                     -------------------          -------------------
                              Percentage                   Percentage
                    Amount     of total           Amount    of total
                    ------    ----------          ------   ----------

Mecar              $23,780       50%             $76,287      77%
VSK                 14,673       31%              14,978      15%
BRI                  9,302       19%               7,643       8%

Mecar recognized revenue of $23,780 for the third quarter of 1999, or 31% of the revenue earned in the third quarter of 1998; the revenue of VSK Group of $14,673 for the quarter ended September 30, 1999 constitutes a decrease of 2% from the comparable period in 1998; and, Barnes' revenue of $9,302 for the third quarter ended September 30, 1999 constitutes a 21% increase over the quarter ended September 30, 1998. Revenue for the quarter ended September 30, 1999 was $10,176, or 33% of the quarter ended September 30, 1998.

Mecar's decrease in revenues resulted from reductions in customer orders received in 1998 and through the first five months of 1999. Since June 1, 1999, Mecar has received orders for approximately $73,500. These orders will begin to have a positive impact on Mecar's operations in the fourth quarter of 1999, as raw materials are received and production commences.

BACKLOG

As of September 30, 1999, the Company's backlog was $83,800 compared with $48,000 at December 31, 1998 and $72,000 at June 30, 1999.

At September 30, 1999 and 1998, respectively, the backlog of each of the Company's operating units was as follows:

                                          September 30,
                                          -------------
                                       1999          1998
                                       ----          ----

               Mecar                 $64,300       $59,000
               Barnes                  6,800        12,400
               VSK Group              12,700        17,100

OPERATING COSTS AND EXPENSES

Cost of sales for the first nine (9) months of 1999 was approximately $41,426, or 87% of sales as compared to $79,670, or 81% for the first nine (9) months of 1998.

Cost of sales for the third three months of 1999 was approximately $9,386 or 92% of sales as compared to $24,847, or 80% of sales for the third quarter of 1998.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                               SEPTEMBER 30, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

OPERATING COSTS AND EXPENSES - CONTINUED

Selling and administrative expenses were approximately $10,944 of revenues or 23% of sales for the nine (9) months ended September 30, 1999, as compared to $8,435 or 9% of sales for the nine months ended September 30, 1998.

Selling and administrative expenses were approximately $3,915 or 38% of revenue for the three months ended September 30, 1999 as compared to $2,576, or 8% for the three months ended September 30, 1998.

This increase is primarily due to legal fees and other costs associated with the 1999 proxy contest, nonrecurring severance cost associated with a former officer of the Company and investment advisor fees.

RESEARCH AND DEVELOPMENT

Research and development expenses were 3% and 4%, respectively, as a ratio of sales for each of the nine (9) months and three (3) months periods ended September 30, 1999 and 1998.

INTEREST EXPENSE

Interest expense for the nine (9) months ending September 30, 1999 was $1,213, compared to $1,458 for the comparable period in 1998, and $490 compared to $581 for the comparable three month period. All such decreases are principally due to reduced levels of borrowing and reduced bank fees and charges.

INTEREST INCOME

Interest income for each of the nine (9) months and three (3) months periods of 1999 decreased from the comparable periods of 1998, principally as a result of decreased amounts of cash invested.

OTHER - NET

Other - Net represents primarily net currency gains, net of currency losses resulting from foreign currency transactions for the nine (9) months and three months ended September 30, 1999. The fluctuation of currency rates resulted in the increase in the current period.

PRE-TAX (LOSS) PROFIT

                       Pre-Tax (Loss) Profit by Segment - Nine months Ended
                       ----------------------------------------------------
                       September 30, 1999                September 30, 1998
                       ------------------                ------------------

         Mecar             $(7,820)                           $2,930
         VSK                 2,673                             3,207
         BRI                  (698)                              446

The decline in Mecar's performance results from a combination of decreased revenue and unexpected costs incurred in reworking various products for customers.

VSK continues to achieve excellent profits, although not at the record level achieved in 1998.

BRI's decline in 1999 results primarily from unanticipated costs incurred in finishing its large dynomometer contract and delays in receipt of other expected orders.

INCOME TAXES

The effective tax rate in the first nine (9) months of 1999 differs from the anticipated rate as a result of foreign taxes and net operating losses in certain jurisdictions.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                               SEPTEMBER 30, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

NET EARNINGS

The Company had a $7,038 net loss ($1.46 per share basic and diluted) for the first nine (9) months of 1999 compared with a $6,583 net profit ($1.40 per share basic and $1.38 per share diluted) for the comparable period in 1998. The Company had a $3,879 loss ($0.80 per share basic and diluted) in the third quarter of 1999 compared with a $1,780 profit ($0.38 per share basic and $0.37 per share diluted) in the third three months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine (9) months of 1999 and throughout 1998, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts.

Mecar continues to provide bonds and guarantees for contracts via credit facilities supplied by a foreign bank pool. Mecar is limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates.

The VSK Group continues to reduce its bank and other long-term indebtedness.

BRI continues to operate on borrowings under its bank line of credit. Due to the losses year to date, BRI is in violation of one or more financial covenants in its line of credit agreement. The company expects to fully retire the line of credit from proceeds received from the sale of the dynomometer.

At September 30, 1999, the Company had unrestricted cash (i.e., cash not required by the terms of the bank pool agreement to collateralize contracts) of approximately $14,396 compared with approximately $12,830 and $10,235 at September 30, 1998 and at December 31, 1998, respectively.

Accounts receivable at September 30, 1999 decreased from the December 31, 1998 levels by $11,526 due to substantial collections in the first half of 1999. Costs and accrued earnings on uncompleted contracts decreased by $13,610 from December 31, 1998 levels due to decreased levels of work-in-process. Inventories increased from year-end levels by $779 due to anticipated production levels in the fourth quarter of 1999. Prepaid expenses and deposits decreased by $8,493 primarily due to lower levels of prepayments. Current liabilities decreased by $23,396 from December 31, 1998 levels principally as a result of reductions in accounts and notes payable.

In summary, working capital was approximately $27,262 at September 30, 1999, which is a decrease of $8,004 from working capital at December 31, 1998, primarily as a result of current year operating losses.

YEAR 2000 ISSUES

During 1999, the Company has continued its program to prepare its systems for Year 2000 compliance. The Year 2000 issues relates to computer systems that use two digits rather than four to define the applicable year and whether such systems will properly process information when the year changes to 2000.

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

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                               SEPTEMBER 30, 1999

                             (THOUSANDS OF DOLLARS)

                                   (UNAUDITED)

--------------------------------------------------------------------------------

YEAR 2000 ISSUES - CONTINUED

The estimated costs related to testing and modifying existing systems for Year 2000 compliance are approximately $250, substantially all of which has been spent or committed to date.

Year 2000 compliance is expected to be achieved no later than the end of November 1999. The Company believes that with the planned modifications, Year 2000 issues will not have a material impact on operations. However, if these modifications are not made, or are not completed on a timely basis, Year 2000 issues could result in the temporary inability to process orders, send invoices, or engage in similar business activities, which would have a material impact on the Company's operations. Failure by significant suppliers and customers to be Year 2000 compliant could also have a material impact on the Company. The amounts of potential liability and lost revenue from the failure to be Year 2000 compliant cannot be reasonably estimated at this time.

The Company's contingency plans are being prepared and refined and are expected to be completed by early November 1999. These plans include the manual processes required to perform critical business functions that could be affected by Year 2000 issues.

                           ALLIED RESEARCH CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                               SEPTEMBER 30, 1999

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

                           ALLIED RESEARCH CORPORATION




                                            /s/ W. Glenn Yarborough, Jr.
Date:  November 5, 1999                     -------------------------------
                                            W. Glenn Yarborough, Jr.
                                            President,
                                            Chief Executive Officer and
                                            Chief Financial Officer