Form 10-K
period 1999-12-31
ALLIED RESEARCH CORP
filed 2000-03-29
CIK 3952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the fiscal year ended                                Commission file number
December 31, 1999                                                        0-2545
-----------------                                                        ------

                          ALLIED RESEARCH CORPORATION
                          ---------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                             04-2281015
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

8000 Towers Crescent Drive
Suite 260
Vienna, Virginia                                         22182
------------------                                       -----
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

                                 Yes  X     No
                                     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this
Form 10-K or any amendment to this Form 10-K.    X
                                                ---

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 2000:

    Common Stock - Par Value $.10      $40,264,673

     The number of shares of registrant's Common Stock outstanding as of March 3, 2000, was 4,856,722.

Item 1.  Business.

General.
-------

     Allied Research Corporation ("Allied" or the "Company") was incorporated in 1962 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988. Allied's business is primarily conducted through its subsidiaries, MECAR S.A. ("MECAR"), Allied Research Corporation Limited ("Limited") as well as a group of Belgian corporations acquired in 1994, 1995 and 1999 lead by VSK Electronics, S.A., Teletechnique Generale, S.A., IDCS, S.A. and VIGITEC, S.A. (collectively, the "VSK Group"). MECAR is located in Petit-Roeulx-lez-Nivelles, Belgium; Limited is located in the United Kingdom, which includes the operations of Sedachim, S.I. a related party; and the VSK Group operates from several different locations in Belgium. In the latter portion of 1999, Allied contracted to sell Barnes & Reinecke, Inc., headquartered in Arlington Heights, Illinois ("BRI"), and in early 2000, Allied sold all of the capital stock of BRI.

Description of Business.
-----------------------

Allied.
------

     Allied provides management and marketing services to its subsidiaries. Allied also provides export licensing and freight forwarding services for its subsidiaries.

MECAR.
-----

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

     Mortar Ammunition.  The 81mm family of mortar ammunition has recently been
     -----------------
modernized to compete with the latest generation of this product line. Production quantities of this latest version have already been manufactured and delivered to MECAR customers. The 120mm family is a state of the art ammunition for standard field mortars and for the increased performance turreted AMS mortar. The current version of this ammunition has successfully completed qualification with the US Army, together with the 120mm AMS LAV-M(S) system. This system is capable of direct as well as indirect fire. The MECAR ammunition is the only one so far developed that has been designed to perform in the AMS weapon high pressure and acceleration environment.

     90mm Weapon Systems for Light Armored Vehicles.  MECAR has developed and
     ----------------------------------------------
produces complete families of ammunition that include APFSDS, HE, SMK and HESH rounds for the COCKERILL Mk II and III and ENGESA EC-90, and DEFA F1 guns. Over 2000 of these guns are standard equipment on light APCs in the Far East and South America alone. In the last five years, these families of ammunition have been improved to meet the highest standards of safety and performance.

     The 90mm KENERGA Weapon System has been jointly developed by Cockerill
     ------------------------------
Mechanical Systems ("CMI") and MECAR to provide the modern APC with anti-tank punch similar to that of tanks equipped with 105mm guns, without sacrifice to the range, mobility and maintainability of the light APC. In this partnership CMI is responsible for the weapon and MECAR for the ammunition. The ammunition family includes the APFSDS, HESH and SMK versions with their corresponding training rounds. This system is currently undergoing qualification by the U.S. Army.

     Tank Ammunition.  MECAR produces the entire range of 105mm rounds of its
     ---------------
own design and which perform to NATO requirements, for use in the US M68, UK L7 and French CN105F1 guns. These include the APFSDS, HEAT, HESH and SMK, with their corresponding training rounds. Additionally, it has produced under license the US Army M393A2 HEP-T and M724A1 TPDS-T rounds for the Belgian Army. MECAR has produced 100mm APFSDS rounds for friendly pro western clients in the Far East.

     Artillery Ammunition.  MECAR has produced 155mm HE, SMK(WP) and
     --------------------
ILLUMINATING rounds for various clients.

     Medium Caliber Round.  The 25mm APFSDS-T ammunition round is MECAR's
     --------------------
entry into the medium caliber arena. To date, over 500,000 rounds have been sold.

     76mm L23 Ammunition.  MECAR manufactures HE, HESH and HESH-PRAC
     -------------------
ammunition for the L23 guns, which are in service with armored vehicles in several countries in Europe, South America, Africa and the Far East. Even though this is an established weapon, requirements for this ammunition are expected to continue for the next several years.

     Universal Bullet Trap Rifle Grenades.  The universal bullet trap rifle
     ------------------------------------
grenade is designed to be light, effective, accurate and simple to use. It is fitted over the muzzle of any standard military rifle with a muzzle outer diameter of 22mm and fired from the shoulder in the normal manner. This method of firing a grenade is made possible by MECAR's development of the universal bullet trap ("BTU"). The BTU is a patented device which can be used with all existing makes of steel core or soft core bullets in calibers 7.62mm and 5.56mm, including the latest round (SS109) used in the M-16 rifle. The BTU is fitted within the tail of the grenade. When the bullet is fired, it lodges in the BTU and the expanding gases released by the discharged round propel the grenade to its target. MECAR manufactures several different bullet trap grenades including high explosive fragmentation, anti-personnel, armor piercing, smoke generating, white phosphorus, and parachute flare (night illuminating).

     84mm SAKR Recoilless Rifle.   MECAR developed and manufactures this
     --------------------------
recoilless rifle and its associated family of ammunition. The SAKR fills the gap between rifle grenades and the 90mm family of guns and ammunition. The SAKR ammunition (HEAT, HE-T and HE-TP-T) is also interoperable with existing 84mm systems.

     Hand Grenades.  MECAR manufactures the M72 controlled fragmentation hand
     -------------
grenade.

Limited.
-------

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

VSK Group.
---------

     The VSK Group engages in the business of developing, manufacturing, selling, installing and servicing security systems for private industry. The systems marketed by the VSK Group include intrusion detection, access control and fire detection systems. The principal products manufactured by the VSK Group are central control panels; the other components are purchased from other vendors. In May, 1995, the VSK Group acquired all of the outstanding stock of IDCS, S.A., which markets an upscale line of security services products principally in European markets. In late 1999, the VSK Group acquired all of the outstanding stock of VIGITEC, S.A., which markets closed circuit television systems and provides other communications services.

BRI.
---

     BRI is an engineering and technical firm that specializes in design, prototype fabrication, production, test and inspection documentation for government and industry. All of the stock of BRI was sold by Allied in March, 2000.

Geographic Areas and Industry Segments.
--------------------------------------

     See Note S to Allied's consolidated financial statements for information concerning the geographic areas and industry segments of Allied which information is incorporated herein by reference.

Market and Customers.
--------------------

     Allied derives the principal portion of its revenues from direct and indirect sales to foreign governments, U.S. Government agencies and prime contractors, primarily on fixed price contracts. The addition of the VSK Group adds a non-military component to company-wide operations. Two agencies of a foreign government and another foreign government accounted for approximately 3%, 27% and 31% in 1999, 52%, 22% and 11% in 1998, and 64%, 6% and 11% in 1997
of Allied's revenues. In addition, during 1999, direct and indirect foreign military sales contracts for the benefit of one of such foreign government agencies were approximately 23% of Company revenue. The VSK Group accounted for approximately 35%, 16% and 13% of Allied's 1999, 1998 and 1997 revenues, respectively.

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

     When MECAR obtains a contract for the sale of its products, it generally receives down payment(s) and/or letter(s) of credit to be applied to the purchase price upon shipment of the products. In such cases, MECAR is generally required to provide to its customers advance payment guarantees and performance bonds issued by its bank pool.

     MECAR has received from time-to-time foreign military sale ("FMS") contracts from the U.S. Government for the manufacture of ammunition for the benefit of a foreign government. Such contracts have terms and conditions subjecting them to termination for convenience or upon default. During 1999, MECAR received one substantial FMS contract as well as an additional subcontract from an FMS contract awardee. The contracts received by MECAR through the FMS system do not include down payments, are not secured by letters of credit and do not require MECAR to submit advance payment guarantees/performance bonds.

     The VSK Group derives substantially all of its revenue from sales and services to private industry such as banks, hospitals, commercial businesses, office buildings, etc. The VSK Group also sells its systems to other independent distributors and resellers. The customers of the VSK Group are located in Belgium and in neighboring countries. While most of the orders received by the VSK Group are for work which can be completed within one year, it has received multi-year orders for its products and services. IDCS sells its products principally in European markets. VIGITEC sells its products only in Belgium.

Marketing.
---------

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

Research and Development.
------------------------

     The development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 1999, 1998 and 1997, MECAR expended $793,916, $811,240 and $794,370, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems.

     The business of the VSK Group requires continuous investment in research and development to update and enhance its security systems. The VSK Group employs a staff of design engineers specialized in the field of both electronic hardware and software. During 1999, 1998 and 1997 the VSK Group expended $892,092, $802,810 and $694,026, respectively, on research and development.

Suppliers and Materials.
-----------------------

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

Backlog.
-------

     As of December 31, 1999 and December 31, 1998, Allied had backlog orders believed to be firm, after giving effect to the percentage of completion method of accounting, of approximately $105.0 million and $48.0 million, respectively. A substantial portion of the backlog of orders as of December31, 1999 is expected to be filled in 2000.

Competition.
-----------

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

Personnel.
---------

     As of December31, 1999, Allied, MECAR, the VSK Group and BRI had 426 full and part-time employees as follows:

     ALLIED
     ------

     Salaried employees                         4

     MECAR
     -----

     Technical and salaried employees          47
     Hourly workers                           190
     Technical consultants                      4

     VSK Group
     ---------

     Technical salaried employees              84
     Hourly workers                            25
     Part-time employees                        2

     BRI
     ---

     Salaried employees                        45
     Hourly employees                          23
     Part-time employees                        2

     The classification of employees noted above for MECAR and the VSK Group is in accordance with Belgian law.

Patents.
-------

     MECAR holds a number of patents in many countries and with varying expiration dates covering certain of its products. Allied does not believe there is a threat of a material loss of revenue with the expiration of any of these patents.

Environmental Regulations.
-------------------------

     Allied does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position.

Principal Customers.
-------------------

     MECAR has historically received a large percentage of its revenue from two
(2) agencies of a foreign government. BRI has traditionally received a substantial portion of its business from and/or through the U.S. Government.

Item 2.  Properties.

     Allied's principal executive offices are located in Vienna, Virginia, where it leases approximately 3,700 square feet of office space. The lease expires in September, 2007.

     MECAR's principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which was occupied by MECAR in 1989. The manufacturing area is approximately 112,000 square feet and the administration facilities is approximately 28,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. MECAR also owns a 600 acre test range in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was acquired in 1985.

     Throughout 1999, MECAR operated at an average of 80% of productive capacity of its facility, assuming the operation of 3 shifts. MECAR is currently operating at 100% of productive capacity.

     The VSK Group operates from owned facilities containing approximately 51,400 square feet at five locations in Belgium. Such facilities are currently operating at approximately 85% of productive capacity.

     Capital expenditure programs for facilities and equipment planned in 2000 will require funding of approximately $2.4 million.

Item 3.  Legal Proceedings.

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to Allied's business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders of Allied during the fourth quarter of 1999.

                                    PART II

Item 5.  Market for Stock and Related Security Holder Matters.

Market Information.
-------------------

     Allied's Common Stock has been listed for trading on the American Stock Exchange ("AMEX") since September 15, 1992. Its AMEX trading symbol is ALR.
Its media listing is under the symbol Allied Research. The table below shows the high and low sales prices of Allied's Common Stock during 1999 and 1998 (as reported by AMEX):

1999                  High         Low
----                  ----         ---
1st Quarter           $8 - 1/4     $6 - 1/8
2nd Quarter           $7 - 5/8     $5 - 9/16
3rd Quarter           $6 - 1/8     $4 - 3/8
4th Quarter           $6 - 15/16   $5 - 1/4

1998                  High         Low
----                  ----         ---
1st Quarter           $13-3/16     $10
2nd Quarter           $13-1/16     $11-1/4
3rd Quarter           $12-1/4      $6 -3/8
4th Quarter           $8 -5/8      $6

Stockholders.
------------

     There were approximately 1,500 holders of record of the Common Stock of Allied as of February 25, 2000.

Dividends.
---------

     Allied paid a 5% stock dividend in November, 1992 to holders of record of its Common Stock on October 15, 1992. Cash was paid in lieu of the issuance of fractional shares. There have been no dividends declared or paid by Allied in 1993-1999. The banking agreements of MECAR restrict the ability of such subsidiary to transfer funds to Allied as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Selected Financial Data.

     The following selected financial data relates to Allied's consolidated financial position and results of operations for 1999, 1998, 1997, 1996 and 1995:

                                  1999      1998       1997       1996      1995
                                  ----      ----       ----       ----      ----
                                     (000's omitted except per share amounts)
Revenues                        $59,033    $133,078   $123,935   $92,026   $54,415

Loss (earnings) from
   continuing operations         (3,282)      8,629      8,147     4,520    (2,509)
   discontinued operation          (746)        437        418       285       496
                                -------    --------   --------   -------   -------
Net (loss) earnings              (4,028)      9,066      8,565     4,805    (2,013)
                                =======    ========   ========   =======   =======
(Loss) earnings per share
Basic:
    continuing operations         (0.68)       1.83       1.79      1.02     (0.57)
    discontinued operation        (0.16)       0.09       0.09      0.06      0.11
                                -------    --------   --------   -------   -------
       Net (loss) income          (0.84)       1.92       1.88      1.08     (0.46)
                                =======    ========   ========   =======   =======
Diluted
    continuing operations         (0.68)       1.81       1.76      1.02     (0.57)
    discontinued operation        (0.16)       0.09       0.09      0.06      0.11
                                -------    --------   --------   -------   -------
       Net (loss) income          (0.84)       1.90       1.85      1.08     (0.46)
                                =======    ========   ========   =======   =======
Total assets                     60,131     101,635     89,310    89,305    90,844

Long-term debt
Obligations and
redeemable preferred stock        3,081       4,154      5,104     6,662    27,308

Cash dividends declared
Per common share                      -           -          -         -         -
                                -------    --------   --------   -------   -------

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

     In 1999, Allied operated in three (3) principal segments: the development and production of ammunitions and weapon systems ("product sales"); the manufacture, distribution and service of an integrated line of industrial security products ("security systems and services"); and engineering and technical support services ("engineering and technical"). Product sales, security systems and services and engineering and technical were provided solely by MECAR and a related company, Sedachim, the VSK Group and BRI, respectively. Accordingly, all references in this Item 7 to (i) MECAR shall refer to the product sales segment, (ii) the VSK Group shall refer to the security systems and services segment and (iii) BRI shall refer to the engineering and technical segment. All references herein to Allied or the Company shall refer to Allied Research Corporation as a whole. An agreement to sell the stock of BRI was executed in early December, 1999; accordingly, BRI's 1999 operations have been excluded from Allied's results from continuing operations and the net results of such operations are reported separately as results from discontinued operation. The results for prior periods have been correspondingly restated. The stock of BRI was sold in March, 2000.

     In 1999, Allied reorganized its European holdings. A Belgium holding company, ARC Europe, S.A., now owns all of the capital stock of each of MECAR, Sedachim and the VSK Group.

     Allied incurred a net loss of $3.3 ($0.68 per share - diluted) from continuing operations in 1999 compared to net profits of $8.6 ($1.81 per share - diluted) for 1998 and $8.1 ($1.76 per share - diluted) for 1997.

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

     Future Factors include substantial reliance on MECAR's principal customers to continue to acquire MECAR's products on a regular basis; the cyclical nature of the Company's military business; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost effective basis; the ability of the Company to successfully continue to increase the commercial component of its business; the mix of products/services; domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates; general domestic and international economic conditions including interest rate and currency exchange rate fluctuations; increasing competition by foreign and domestic competitors, including new entrants; and other Future Factors.

Trends In Operations
--------------------

     Allied reported disappointing results in 1999, principally due to losses incurred at MECAR. MECAR's 1999 performance resulted from the combination of a reduction in customer orders during 1998 and early 1999 and additional costs incurred by MECAR in reworking ammunition orders for some of its customers. MECAR's performance improved in the fourth quarter of 1999 as it began to recognize revenues from new orders received earlier in the year.

     MECAR did not receive any substantial orders from March 1998 until June 1999 which seriously depleted its backlog. Allied believes that the lack of orders received by MECAR from early 1998 until mid-1999 was the result of low oil prices which adversely impacted the purchasing power of its principal customers. As oil prices stabilized and then increased in 1999 and into 2000, MECAR received substantial orders from these customers. With the rebound in oil prices, MECAR received over $100 of new orders from early June, 1999 through December, 1999. However, as a result of the lead time necessary to order and receive raw materials and to ramp up for production, revenues from these new orders were not reflected until later in the fourth quarter of 1999. In addition, unanticipated delays in receipt of some raw materials adversely affected the 1999 results. Such materials have now been received.

     MECAR also incurred unanticipated costs in 1999 due to rework of ammunition for some of its customers. The last portion of the rework was completed and shipped in early 2000.

     MECAR began 2000 with a healthy backlog of approximately $93.5. In early 2000, MECAR received an additional order of $33.0, thereby providing MECAR the opportunity to have a very successful 2000.

     A portion of MECAR's backlog consists of orders for ammunition for two (2) new weapon systems acquired by MECAR's principal customers via the Foreign Military Sales Program ("FMS"). In June, 1999, MECAR received the first production order for ammunition for one of these systems following successful completion of testing of the system and the initial order of ammunition. In late December, 1999, MECAR received the initial order for ammunition for the second system. Once the system and ammunition for this second system have passed acceptance testing, it is anticipated that the customer will begin to place production orders for ammunition. The customer has indicated a need to acquire substantial quantities of both weapon systems and a need and desire to make substantial purchases of ammunition for both systems which should span several years.

     While MECAR received a relatively small order (approximately $3.0) in 1999 from a new customer which it believes could lead to follow-on awards, the vast majority of the orders received by MECAR in 1999 and in 2000 to date originated from its principal customers.

     The VSK Group recorded another excellent year in 1999. It contributed approximately $20.5 in revenues and $2.5 in profits. The VSK Group's 1999 results were due, in part, to the successful introduction of two new products. In addition, the VSK Group continued to expand its distribution network, including the addition of distributors in the U.K. and in Germany. Y2K concerns by VSK Group customers also positively impacted the VSK Group's 1999 business in the latter portion of 1999.

     In December, 1999, the VSK Group acquired VIGITEC, S.A., a small closed circuit television and telecommunications firm located in Brussels, Belgium. The acquisition expands the range of products and services offered by the VSK Group.

     Allied and the VSK Group continue to seek other acquisitions for the VSK Group.

     Both MECAR's and the VSK Group's reported earnings for the year were adversely impacted by the fluctuations of the Belgian Franc and the Euro during 1999.

     BRI reported a loss in 1999 due to insufficient work and unexpected costs incurred in final testing of a mobile dynomometer sold to a foreign government agency. The results are reported as a loss from discontinued operation of $0.7, since Allied agreed to sell BRI in December, 1999. The stock of BRI was sold in March, 2000.

     Allied commenced 2000 with a consolidated backlog of approximately $105 compared with a consolidated backlog at the beginning of 1999 of $48.0; in early 2000, MECAR received an additional order of $33.0. MECAR began 2000 with a backlog of approximately $93.5 compared with a 1999 beginning backlog of $21.8. VSK began 2000 with a backlog of approximately $11.5 compared with a 1999 beginning backlog of approximately $15.2. Allied's backlog is one of the largest backlogs it has had since the early 1990's.

     In future periods, Allied's operations will continue to be impacted by MECAR's ability to obtain large orders on a periodic basis and Allied's ability to successfully continue its expansion of other business.

Trends In Liquidity And Capital Resources
-----------------------------------------

     Allied's liquidity deteriorated in 1999 largely as a result of the loss incurred by MECAR. However, no liquidity problems are forecast for 2000. MECAR has obtained a $10 bank line of credit to provide working capital necessary to fund its operations. It is anticipated that MECAR will have fully repaid all amounts drawn under the line of credit by the end of 2000. In the longer term, Allied's liquidity will continue to depend upon its ability to obtain substantial orders from its traditional customer base and the success of its efforts to broaden its revenue base.

Liquidity.
---------

     Allied's liquidity deteriorated in 1999, principally as a result of losses incurred at MECAR. Working capital, which includes restricted cash, was approximately $25.8 at December 31, 1999, which is a decrease of $11.3 from the December 31, 1998 level. Allied's current working capital is required for operations and to support credit facility agreements.

     Cash and equivalents at December 31, 1999 decreased over year-end 1998 levels largely due to losses at MECAR and BRI. Restricted cash decreased from year-end 1998 amounts since contracts received by MECAR in 1999 in connection with the FMS programs did not require the deposit of cash collateral. Accounts receivable at December 31, 1999 decreased from December 31, 1998 levels by $11.8 due to unusually large shipments of products at the end of 1998 and reduced activity at the end of 1999. Costs and accrued earnings on uncompleted contracts decreased by $6.8 from 1998 as a result of reduced amounts of work in progress at the end of 1999. Inventories at year-end 1999 were essentially unchanged from 1998 year-end levels. Prepaid expenses decreased $8.6 from 1998 levels as a result of lower advance payments made on contracts in process at the end of 1999. Net assets of discontinued operation (i.e., BRI) decreased by $1.2 primarily as a result of losses sustained by BRI during 1999. Deferred taxes increased in 1999 by $2.7 as a result of loss carryforwards generated at MECAR by virtue of its 1999 operating loss. Current liabilities decreased by $30.8 from December 31, 1998 due to a substantial reduction in accounts payable and customer deposits at the end of 1999 due to lower production levels.

     During 1999, 1998 and 1997, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts.

     MECAR typically obtains relatively large orders for its ammunition and weapon systems which require credit facilities to provide import letters of credit, advance payment guarantees and performance bonds. These needs have been met in the last few years via agreements primarily with a multi-member foreign bank pool.

     As has been the case in recent years, the bank pool must agree to extend such facility to new orders as they are received by MECAR. While management believes that it will be able to finance additional MECAR contracts using the bank pool structure, there can be no assurance that such financing will be provided.

     The bank pool agreement and other loan agreements continue to impose certain restrictions on MECAR. MECAR's obligations were collateralized at December 31, 1999 by a pledge on MECAR's assets of $22. The bank pool agreement further precludes MECAR from making payments to any company in the Allied group in excess of $2.4 per year, unless MECAR has unrestricted cash in excess of $6.2. MECAR's obligations under the bank agreement, after giving effect to the 1999 European reorganization of ARC Europe, are also supported by a guarantee provided by Allied and by a pledge of the shares of the VSK Group.

     MECAR received no advance payments under either of the two (2) FMS program contracts received in 1999, nor do such contracts require advance payment guarantees/performance bonds. MECAR has secured a $10 million line of credit from one of the bank pool participants necessitated by the losses incurred in 1999 and the purchases required to process its backlog of orders.

     MECAR has a mortgage loan with a foreign government agency which had an outstanding balance of approximately $2.6 at December 31, 1999. Principal and interest payments on the mortgage loan extend through January, 2004, and the loan includes a prepayment penalty clause.

     The VSK Group operated throughout 1999 primarily from cash generated from operations. The purchase price for the acquisition of VIGITEC, S.A. came from available cash. The VSK Group is obligated on several mortgages and other long-term obligations with December 31, 1999 balances aggregating $0.9. It is also obligated on letters of credit required by a contract with a customer.

     On January 1, 1999, eleven member countries of the European Union adopted the euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the euro. The euro is currently trading on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, cash-less payments can be made in the euro, and parties can elect to pay for goods and services and transact business using either the euro or a legacy currency. Between January 1, 2002, and July 1, 2002, the participating countries will introduce euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

     Allied will continue to evaluate all issues involving introduction of the euro as further accounting, tax and governmental legal and regulatory guidance becomes available. Based on current information and Allied's current assessment, Allied does not expect that the euro conversion will have a material adverse effect on its business or financial condition. MECAR has adopted the euro as its functional currency. The VSK Group continues to use the Belgium Franc as its primary currency.

     BRI operated throughout 1999 from cash generated from operations supplemented by a credit facility and advances made by Allied. Allied guaranteed BRI's obligations under the credit facility. The credit facility consisted of a line of credit, which was increased to $6.6 in 1999, as well as a cash collateralized letter of credit facility. At December 31, 1999, the line of credit had an outstanding balance of $4.8. In connection with the sale of BRI, the bank debt and all intercompany obligations of BRI to Allied were paid in full prior to closing.

     In September 1998, Allied's Board of Directors authorized the purchase of up to 200,000 shares of Allied's common stock. To date, the Company has made modest repurchases under the share repurchase program. The timing and size of any future stock repurchases are subject to market conditions, stock prices, Allied's cash position and other cash requirements going forward.

     Allied's ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of MECAR.

Capital Resources.
-----------------

     Allied spent $2.3 in 1999 on capital equipment as compared with $2.2 in 1998 and $1.2 in 1997, respectively. The expenditures in 1999 were primarily
for facility upgrades and computer equipment.   Management currently anticipates
that it will spend approximately $2.4 on capital expenditures in 2000 for additional upgrades to the MECAR and VSK Group facilities and equipment.

Results of Operations.
---------------------

     Allied had revenues from continuing operations of $59.0 in 1999 as compared to $133.1 in 1998 and $123.9 in 1997, respectively. Allied incurred a loss of $3.3 from continuing operations in 1999 compared to profits of $8.6 in 1998 and $8.1 in 1997.

     The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, certain items from Allied's consolidated statements of operations expressed as a percentage of revenue:

                                        1999     1998     1997
                                       ------   ------   ------
Revenue                                100.0%   100.0%   100.0%

Costs and Expenses
  Cost of sales                         86.2     82.1     81.7
  Selling and administrative            18.1      7.8      9.7
  Research and development               2.9      1.2      1.2
  Restructuring costs                      -        -      0.8
                                       -----    -----    -----
       Operating (loss) income          (7.2)     8.9      6.6

Other income (deductions)

   Interest income                       1.4      0.9      0.7
   Interest expense                     (1.9)    (1.0)    (1.4)
  Other - net                            1.3     (0.6)     1.2
                                       -----    -----    -----

       (Loss) earnings before
       discontinued operation and
       income taxes                     (6.4)     8.2      7.1

Income tax (benefit) expense            (0.8)     1.7      0.5
                                       -----    -----    -----
(Loss) earnings from
     continuing operations              (5.6)     6.5      6.6

Discontinued operation                  (1.3)     0.3      0.3
                                       -----    -----    -----

     Net (Loss) Earnings                (6.8)     6.8      6.9
                                       =====    =====    =====

     The following discussion of the components of the results of operations applies to Allied as a whole unless reference is made to a particular segment.

Revenues
--------

     Allied revenues from continuing operations for 1999 decreased $74.0, or 56%, from 1998 revenues. Revenues from continuing operations for 1998 increased $9.1 or 7%, as compared to 1997.

                   Revenues By Segment
                   -------------------
                      ($ Millions)

                  1999          1998          1997
                  ----          ----          ----
           Amount    %    Amount    %    Amount    %
           ------   ---   ------   ---   ------   ---

MECAR        38.5   65%   $111.8   84%   $107.5   87%
VSK          20.5   35%     21.3   16%     16.4   13%

     MECAR's revenues for 1999 were only 35% of its revenues in 1998 and its 1998 revenues were approximately 4% greater than 1997 revenues.

     In 1999, revenues at the VSK Group decreased approximately 4% from 1998 levels (if currency fluctuations are eliminated, 1999 VSK Group revenues were essentially the same as 1998 revenues). In 1998, revenues at the VSK Group increased approximately 30% over 1997 revenues.

Cost of Sales
-------------

     Cost of sales as a percentage of sales for 1999 was approximately 86% compared with 82% for each of 1998 and 1997. The increased cost of sales was primarily attributable to the rework of product performed at MECAR.

Selling and Administrative Expenses
-----------------------------------

     Selling and general administrative expenses in 1999 were $0.4 (or 4%) greater than those incurred in 1998 principally as a result of costs incurred in the proxy solicitation contest.

     Selling and general administrative expenses in 1998 were $1.7 (or 14%) less than those incurred in 1997.

Research and Development
------------------------

     Research and development costs incurred in 1999 increased by $0.07 (or 4%) over 1998 levels.

     Research and development costs incurred in 1998 increased by $0.1 (or 8%) over 1997 levels.

Restructuring Costs
-------------------

     Restructuring costs incurred by MECAR in 1997 were principally comprised of workforce reductions. Such charges were incurred to reduce employment levels at MECAR.

Interest Income
---------------

     Interest income decreased in 1999 by $0.3, or 28%, from 1998 levels, principally due to decreased amounts of cash invested.

     Interest income increased in 1998 by $0.3, or 28%, over 1997 levels, principally due to increased cash.

Interest Expense
----------------

     Interest expense decreased in 1999 by $0.3, or 19%, compared to the amount incurred in 1998, as a result of a decrease in the amount of bank fees paid by MECAR, in part since the FMS contracts received by MECAR in 1999 did not require performance bonds or advance payment letters of credit.

     Interest expense decreased in 1998 by $0.3, or 20%, compared to the amount incurred in 1997, as a result of a decrease in bank debt.

Other - Net
-----------

     Other-net results were a $0.8 gain in 1999 and a $0.8 loss in 1998, largely due to net currency gains and losses, respectively, at MECAR and VSK Group.

     Other-net results in 1998 decreased by $2.3 compared to the amount incurred in 1997 as a result of net currency losses.

Pre-Tax Profit (Loss) From Continuing Operations
------------------------------------------------

                      Pre-Tax Profit (Loss) By Segment
                      --------------------------------
                                ($ Million)

                                1999               1998             1997
                               ------             ------           ------
MECAR                           $(7.7)            $ 6.9            $ 8.6
VSK                               4.2               4.5              2.0
Corporate and other              (0.2)             (0.5)            (1.8)

     MECAR's 1999 loss resulted from insufficient revenue and unanticipated costs to rework products for certain customers. MECAR's 1998 pre-tax profit decreased by 20% from 1997 levels notwithstanding that 1997 pre-tax profits were adversely affected by approximately $1.0 in workforce reduction restructuring costs. MECAR's results for 1997 were enhanced by a substantial systems integration contract, which contracts typically provide higher profit margins than traditional contracts.

     The VSK Group's 1999 pre-tax profit decreased slightly ($0.3) from 1998 levels as a result of exchange rate fluctuations. The VSK Group's 1998 pre-tax profit increased by 120% from its 1997 pre-tax profit principally due to substantial growth in VSK Group revenue in 1998.

Income Taxes
------------

     The Company reported a $0.5 tax benefit relating to continuing operations in 1999 principally as a result of the deferred tax benefits of tax loss carryforwards attributable to MECAR's 1999 operating losses, less Belgium taxes attributable to the VSK Group's 1999 operations, an intercompany dividend and domestic tax expenses.

     The 1998 effective tax rate was 20.3%, primarily due to the utilization of tax loss carryforwards at MECAR and the reduction of $0.9 in deferred and accrued tax obligations in the United Kingdom that were favorably resolved in 1998.

     The 1997 effective tax rate was 7.6% primarily due to the utilization of tax loss carryforwards at MECAR.

Net Earnings (Loss) From Continuing Operations
----------------------------------------------

     The Company had a $3.3 loss in 1999 from continuing operations compared with a $8.6 profit in 1998.

     The Company had a $8.6 profit in 1998 from continuing operations compared with a $8.1 profit in 1997.

Discontinued Operation
----------------------

     All results from the discontinued operation reported by Allied relate to the operations of BRI and have been reported net of income tax expense/benefits.

     The Company's 1999 loss from the discontinued operation of $0.7 is comprised of BRI's 1999 operating loss, less related taxes. BRI reported net income of $0.4, net of taxes, in each of 1998 and 1997.

Impact of Year 2000
-------------------

     The year 2000 ("Y2K") issue arose out of the fact that many computer programs were written using two digits to identify the applicable year rather than four digits. It was feared that computer programs with date-sensitive software or equipment with embedded date-sensitive technology might misinterpret a two-digit code; for example, "00," entered in a date-field for the year "2000," might be wrongly interpreted as the year "1900." This error could result in system or equipment failures or miscalculations and disruptions of operations.

     During the last several years, Allied has spent approximately $0.25 to address issues related to the Y2K problem. Such amounts were funded by cash flow from operations, and did not have a material adverse effect on Allied.

     As of December 31, 1999, Allied has completed all aspects of its Y2K readiness program and, through February 29, 2000, the Corporation has not experienced any significant problems related to the Y2K issue.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.
-------------------------

     Allied manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

     At year-end 1999, Allied had approximately $4.3 million of fixed-rate indebtedness and approximately $0.6 million of variable-rate indebtedness. Allied has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

     Cash available for investment is typically invested in short term funds, which generally mature in 30 days or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company's practice to hold these investments to maturity.

     Assuming year-end 1999 variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $99,000.

Exchange Rate Sensitivity.
-------------------------

     Allied maintains operations in several foreign countries. Virtually all of the Company's revenue from continuing operations was derived from Allied's operations outside the United States. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. Allied uses foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates associated with some, but not all, of its contracts in which the expenses for providing services are incurred in currency other than the functional currency of Allied's foreign subsidiaries or payments on contracts are made by the customer in another currency. The objective of these contracts is to hedge fixed obligations to reduce the effect of foreign currency exchange rate fluctuations on Allied's foreign subsidiaries' operating results.

     Additionally, Allied's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Allied subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the consolidated financial results. Allied does not hedge these matters because cash-flows from international operations are generally re-invested locally. It is estimated that a 10% change in foreign exchange rates would impact reported operating results by less than $400,000.

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

     See Note T to Allied's consolidated financial statements for supplementary quarterly financial data required by this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item.

                                    PART III

Item 10.  Directors and Executive Officers of Allied.

Directors.
---------

     The following are the directors of Allied:

     W. Glenn Yarborough, Jr., age 59 became a director of Allied in September, 1999 at which time he was also elected chief executive officer of Allied. He has served as president and chief operating officer since July, 1998, as vice president since January, 1995 and as Vice President of a subsidiary of Allied since February, 1993. Previously, he served as director of business development of Grumman Corporation, a defense company. Mr. Yarborough also serves as a director of BRI, Limited and the VSK Group.

     J. R. Sculley, age 59, became a director of Allied in 1991. He served as chairman of the board and chief executive officer from December, 1992 until September, 1999; from April 1992 until December 1992 he served as president and chief operating officer of Allied. Between 1989 and April, 1992, Mr. Sculley was Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, and, prior thereto, was Assistant Secretary of the Army (Research, Development and Acquisition).

     Clifford C. Christ, age 52, became a director of Allied in 1993. He has been the president and chief executive officer of NavCom Defense Electronics, Inc., a defense electronics company, since 1988.

     Robert W. Hebel, age 76, became a director of Allied in early 1996. Throughout the last five years, Mr. Hebel has been a private investor.

     Harry H. Warner, age 64, became a director of Allied in early 1996. Throughout the last five years, Mr. Warner has been a self-employed financial consultant, investor and real estate developer. He is also a director of Chesapeake Corporation, Pulaski Furniture Corporation and Virginia Management Investment Corporation.

Executive Officers.
------------------

     The following is the sole executive officer of Allied:

     W. Glenn Yarborough, Jr., age 59, became a director of Allied in September, 1999 at which time he was also elected chief executive officer of Allied. He has also served as president and chief operating officer since July 1998, as vice president since January, 1995 and as Vice President of a subsidiary of Allied since February, 1993. Previously, he served as director of business development of Grumman Corporation, a defense company. Mr. Yarborough also serves as a director of BRI, Limited and the VSK Group.

Item 11.  Executive Compensation

Compensation of Directors and Executive Officers.
------------------------------------------------

     The following table sets forth information concerning all compensation paid for services rendered in all capacities to Allied and its subsidiaries during the years ended December 31, 1999, 1998 and 1997, to the chief executive officer of Allied and to other executive officers of Allied whose total annual salary and bonus exceeds $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                    Long Term Compensation
                                                                                    ----------------------
                                 Annual Compensation                            Awards                 Payouts
                                 -------------------                            ------                 -------
------------------------------------------------------------------------------------------------------------------------------------
                                                                                              Securities
                                                            Other Annual   Restricted Stock   Underlying   LTIP Payouts Compensation
Name and Principal Position  Year Salary ($) Bonus ($)/1/ Compensation ($)   Award(s) ($)  Options/SARs (#)     ($)        ($)/2/
------------------------------------------------------------------------------------------------------------------------------------
W. Glenn Yarborough, Jr.,    1999  $200,000
 President;  Chief Executive
 Officer since September,
 1999
------------------------------------------------------------------------------------------------------------------------------------
                             1998  $197,000     $ 61,312
------------------------------------------------------------------------------------------------------------------------------------
                             1997  $183,000     $108,000
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
J. R. Sculley, Chief         1999  $290,000                                                                              $400,000
 Executive Officer until
 September, 1999
------------------------------------------------------------------------------------------------------------------------------------
                             1998  $275,000     $ 68,125
------------------------------------------------------------------------------------------------------------------------------------
                             1997  $245,000     $120,000
------------------------------------------------------------------------------------------------------------------------------------

-----------------------
/1/ Messrs. Sculley and Yarborough were awarded bonuses of (i) $68,125 and $61,312 respectively, for 1998 performance, payable in 1999 in stock and/or cash, and (ii) $120,000 and $108,000, respectively, for 1997 performance, payable in 1998 in stock and/or cash. These performance awards were paid as follows - Mr. Sculley was awarded 5,548 shares of stock and cash bonuses of $30,329 and $53,424, respectively, and Mr. Yarborough was awarded 9,000 shares of Company stock in each of February, 1999 and March, 1998. The shares issued in February, 1999 had a market value of $6.8125 per share on the date of grant; and the shares issued in March, 1998 had a market value of $12.00 per share on the date of grant.
/2/ Mr. Sculley is entitled to post-employment payments of $80,000 per year for a five (5) year period.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Value

                                                           Number of Securities Underlying       Value of Unexercised In-the-Money
                                                        Unexercised Options/SARs at FY-End (#)    Options/SARs at FY-End ($) /1/
----------------------------------------------------------------------------------------------------------------------------------
                         Shares
                      Acquired on         Value
       Name           Exercise (#)     Realized ($)         Exercisable/Unexercisable /2/         Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------------------------------------
W. Glenn Yarborough      4,200          $10,238                    14,000 / 0                               0 / 0
----------------------------------------------------------------------------------------------------------------------------------

/1/ Based on the Closing price of the Company's stock of $6.9375 on December 31, 1999.

/2/ Mr. Yarborough exercised his option to acquire these shares in March 2000.

Director Compensation
---------------------

     Directors who are employees of Allied receive no additional compensation for serving as a director.

     Each non-employee director (an "Outside Director") is compensated for service as a director, including as a member of committees of the Board, at the rate of $1,000 per month; an award of 1,000 shares of Common Stock on each July 1; $1,000 for each Board meeting in excess of four (4) personally attended during each calendar year; $500 for each committee meeting attended which is not held in conjunction with a Board meeting; and $250 for each teleconference Board meeting in excess of two (2) in which a director participates during each calendar year).

     In 1992, the Board of Directors of Allied adopted the Allied Research Corporation Outside Directors Retirement Plan (the "Directors Retirement Plan") to provide retirement benefits for long-standing Outside Directors. Under the Directors Retirement Plan, Outside Directors are eligible for a retirement benefit if they retire form the Board and have served as a member of the Board for a minimum of five (5) years. An eligible Outside Director who retires from the Board is entitled to receive, commencing on the last day of the first month following the month in which the director attains age seventy (70), monthly payments equal to the monthly cash compensation received from Allied at the time the director terminated service in such capacity. Such payments will cease upon the earlier of the expiration of a period of time equivalent to the period of time the director served as a member of the Board or the death of the director. In the event that a director has breached any fiduciary or legal duty Allied, the director will forfeit any right to payment of benefits under the Directors Retirement Plan. The Directors Retirement Plan is administered by the Board of Directors. In September, 1999, the Board of Directors agreed that no further benefits would accrue under the plan to current or future Outside Directors.

     In 1991, the Board of Directors of Allied adopted the Allied Research Corporation Outside Directors Stock Option Plan (the "Directors Option Plan") by which Allied may grant options for up to 208,000 shares of Allied's Common Stock to its Outside Directors (which amount includes the 5% stock dividend paid on November 6, 1992). None of the options granted pursuant to the Directors Option Plan are intended to qualify as incentive stock options under Sections 422 through 424 of the Internal Revenue Code. The purpose of the Directors Option Plan is to advance the interest of Allied by providing its Outside Directors with financial incentives in the form of non-statutory stock options in order to attract, retain and motivate such Outside Directors. Options for an aggregate of 75,000 shares were granted under the Directors Option Plan in 1996 to Allied's Outside Directors; no such options were awarded in 1997, 1998 or 1999.

Employment Contract and Change-In-Control Arrangements
------------------------------------------------------

     W. Glenn Yarborough, Jr. and Allied have entered into an Employment Agreement (the "Yarborough Agreement") which extends through July, 2000, and is automatically renewable from year to year thereafter unless either Allied or Mr. Yarborough gives the other timely notice of its or his intent not to renew. Mr. Yarborough is entitled to receive base compensation of $200,000 per calendar year. The Yarborough Agreement further provides that in the event Mr. Yarborough ceases to serve in any capacity as an officer of the Company as a result of a voluntary or involuntary termination within a period of twelve (12) months following a change in control, Mr. Yarborough shall be entitled to a lump sum payment equal to the aggregate amount of compensation payable to Mr. Yarborough throughout the remaining term of the Yarborough Agreement. For a period of five (5) years following the expiration of Mr. Yarborough's employment, he has agreed to provide consulting services to the Company for annual compensation of $55,000.

     Mr. Sculley's employment with Allied terminated in September, 1999. He is entitled to be paid at the rate of his former salary ($290,000 per year) through August, 2000. He is also entitled to post-employment payments of $80,000 per year for a five (5) year period. Such amounts are subject to acceleration upon a change of control of Allied.

     In June, 1991, the Board of Directors of Allied adopted the Preferred Share Purchase Rights Agreement (the "Agreement"). The Agreement provides each stockholder of record on a dividend distribution one "right" for each outstanding share of Allied's common stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquirer has purchased or has the right to acquire 10% or more of Allied's common stock, or
(2) the commencement of a tender offer which would result in an offeror beneficially owning 30% or more of the outstanding common stock of Allied. All rights held by an acquirer or offeror expire on the announced acquisition date, and all rights expire at the close of business on June 20, 2001. Each right entitles a stockholder to acquire at a stated purchase price, 1/100 of a share of Allied's preferred stock which carries voting and dividend rights similar to one share of its common stock.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The Compensation Committee of Allied during the fiscal year ended December 31, 1999 consisted of Messrs. Earl P. Smith (until his resignation from the Board of Directors in September, 1999), Robert W. Hebel and Harry H. Warner. None of such individuals has served as an officer or employee of Allied nor is there any other relationship between any member of the Compensation Committee and Allied which is required to be disclosed under applicable regulations.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The following information is furnished with respect to any person who is known to Allied to be the beneficial owner of more than five percent (5%) of its Common Stock and is based upon the most recent filings made by the undersigned with the Securities and Exchange Commission:


Title of                              Name and Address of   Amount and nature of
Class                                  Beneficial Owner     Beneficial Ownership   Percent of Class/1/
--------                              -------------------   --------------------   -------------------
Common                                FMR Corp./2/                473,000                 9.7%
                                      82 Devonshire Street        Owned directly
                                      Boston, MA 02109

Common                                Dimensional Fund            339,600                 7.0%
                                      Advisor, Inc./3/            Owned directly
                                      1299 Ocean Avenue
                                      11th Floor
                                      Santa Monica, CA 90401

Common                                Kahn Capital                334,500                 6.8%
                                      Management, LLC/4/          Owned directly
                                      8910 University Center
                                      Lane, Suite 570
                                      San Diego, CA  92122

--------------
/1/ Based upon 4,856,722 shares of common stock outstanding plus 26,750 shares which may be acquired within 60 days pursuant to outstanding stock options.
/2/ FMR Corp. and its wholly-owned subsidiary, Fidelity Management & Research Company ("Fidelity"), Edward C. Johnson, 3rd and Abigail P. Johnson, jointly filed an amended Schedule 13G with the SEC on February 11, 2000. This Schedule 13G states that Fidelity Low-Priced Stock Fund owned 473,000 shares of Common Stock as of December 31, 1999.
/3/ Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, filed an amended Schedule 13G with the SEC on February 3, 2000. This
Schedule 13G states that Dimensional is deemed to have beneficial ownership of 339,600 shares, all of which shares are owned by advisory clients of Dimensional. Dimensional disclaims beneficial ownership of all such shares.
/4/ Kahn Capital Management, LLC ("Kahn") filed a Schedule 13G with the SEC on November 23, 1999. This Schedule 13G states that Kahn Capital Partners, L.P., a limited partnership of which Kahn is the general partner, owned 334,500 shares of Common Stock as of December 31, 1999.

     The following information is furnished as of March 3, 2000, with respect to the beneficial ownership by management of Allied's Common Stock:


Title of                Name and Address of     Amount and nature of
Class                     Beneficial Owner      Beneficial Ownership            Percent of Class/1/
--------                -------------------     --------------------            -------------------

Common                  Harry H. Warner                 12,000                  *
                                                        Owned directly

Common                  Clifford C. Christ              27,000                  *
                                                       Owned directly

Common                  Robert W. Hebel                 9,625                   *
                                                        Owned directly

Common                  J. R. Sculley                   92,400                  1.9%
                                                        Owned directly

Common                  W. Glenn Yarborough             115,020                 2.4%
                                                        Owned  directly

Common                  All executive officers          256,045                 5.2%
                        and directors as a              Owned directly
                        group(5)

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

     None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby


----------
/1/ Based upon 4,856,722 shares of common stock outstanding plus 26,750 shares which may be acquired within 60 days pursuant to outstanding stock options.

undertakes as follows, which undertaking shall be incorporated by reference into Allied's Registration Statements on Form S-8:

     Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by Allied of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, Allied will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

(a)(1)    Financial Statements:
          --------------------
          Report of Independent Certified Public           F-3
          Accountants

          Consolidated Balance Sheets at December 31,      F-4
          1999 and 1998

          Consolidated Statements of Operations for        F-6
          the three years ended December 31, 1999

          Consolidated Statements of Stockholders'         F-7
          Equity for the three years ended
          December 31, 1999

          Consolidated Statements of Cash Flows            F-8
          for the three years ended December 31, 1999

          Notes to Consolidated Financial Statements       F-10

(a)(2)    Financial Statement Schedules:
          -----------------------------

     The following financial statement schedules are included in Part IV of this report:

     (a)(2)(a) As of December 31, 1999 and 1998
               and for the three years ended December 31, 1999.

               Schedule I - Condensed
               Financial Information of Allied             F-30

               Schedule II - Valuation
               and Qualifying Accounts                     F-33

     (a)(3)    Exhibits:
               --------

           Exhibit 3 - Certificate of Incorporation, as amended (Incorporated by reference from Form 10-K filed in March, 1992); Restated By-Laws (Incorporated by reference from Form 10-Q filed in July, 1999).

           Exhibit 10 - (a) Executive Employment Agreement between Allied Research Corporation and W. Glenn
           Yarborough, Jr. (Incorporated by reference from Form 10-K filed in March, 1995.)

           Exhibit 21 - List of Subsidiaries               E-3

           Exhibit 23 - Consent of Independent Certified   E-4
                     Public Accountants

     (b)   Reports on Form 8-K:
           -------------------

           No reports on Form 8-K were filed during the Fourth quarter of 1999.

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

                         Allied Research Corporation


                         By: /s/ W. Glenn Yarborough, Jr.
                             ------------------------------
                             W. Glenn Yarborough, Jr.,
                             Chief Executive Officer

Date: March 22, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.


                         By: /s/ W. Glenn Yarborough, Jr.
                             ------------------------------
                             W. Glenn Yarborough, Jr.,
                             Chief Financial Officer

Date: March 22, 2000



                                   **********


                         /s/ Robert W. Hebel
                         ----------------------------------
                         Robert W. Hebel, Director

Date: March 22, 2000

                         /s/ Clifford C. Christ
                         ----------------------------------
                         Clifford C. Christ, Director

Date: March 22, 2000


                         /s/ W. Glenn Yarborough Jr.
                         ----------------------------------
                         W. Glenn Yarborough, Jr., Director

Date: March 22, 2000


                         /s/ J. R. Sculley
                         ----------------------------------
                         J. R. Sculley, Director

Date: March 22, 2000


                         /s/ Harry H. Warner
                         ----------------------------------
                         Harry H. Warner, Director

Date: March 22, 2000

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C.  20549




                      FINANCIAL STATEMENTS AND SCHEDULES

                               December 31, 1999




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




                                   FORM 10-K
                                      OF
                          Allied Research Corporation

                          Allied Research Corporation

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------

                                                                                                        Page
Report of Independent Certified Public Accountants                                                     F - 3



Consolidated Balance Sheets at December 31, 1999 and 1998                                              F - 4



Consolidated Statements of Operations for the three years ended December 31, 1999                      F - 6



Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1999            F - 7



Consolidated Statements of Cash Flows for the three years ended December 31, 1999                      F - 8



Notes to Consolidated Financial Statements                                                             F - 10



Schedules as of and for the three years ended December 31, 1999



      Schedule I - Condensed Financial Information of Registrant                                       F - 30



      Schedule II -Valuation and Qualifying Accounts                                                   F - 33

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
              --------------------------------------------------



Board of Directors
Allied Research Corporation

We have audited the accompanying consolidated balance sheets of Allied Research Corporation and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Research Corporation and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

We have also audited Schedules I and II for each of the three years in the period ended December 31, 1999. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton LLP
----------------------


Baltimore, Maryland
February 14, 2000

                          Allied Research Corporation

                          CONSOLIDATED BALANCE SHEETS

                                 December 31,

--------------------------------------------------------------------------------

                                          ASSETS
                                                           1999                   1998
                                                           ----                   ----
CURRENT ASSETS
 Cash and equivalents (note A)                         $ 5,967,854           $ 10,232,656
 Restricted cash (notes C and F)                         4,508,082             14,013,905
 Accounts receivable (notes A and D)                     9,278,078             21,061,211
 Costs and accrued earnings on
   uncompleted contracts (note A)                       14,109,419             20,886,607
 Inventories (note A)                                    3,518,870              3,422,303
 Prepaid expenses (note E)                                 972,528              9,593,798
 Net assets of discontinued operation                    4,198,644              5,438,316
                                                       -----------           ------------

      Total current assets                              42,553,475             84,648,796


PROPERTY, PLANT AND EQUIPMENT - AT COST
 (notes A and H)
   Buildings and improvements                           11,189,215             12,439,745
   Machinery and equipment                              27,197,414             30,459,300
                                                       -----------           ------------
                                                        38,386,629             42,899,045
   Less accumulated depreciation                        29,241,906             32,173,249
                                                       -----------           ------------
                                                         9,144,723             10,725,796
   Land                                                  1,116,993              1,298,091
                                                       -----------           ------------
                                                        10,261,716             12,023,887


OTHER ASSETS
 Intangibles, less accumulated amortization of
   $2,326,247 and $2,077,571 in 1999 and 1998,
   respectively (note A)                                 4,255,332              4,217,183
 Deferred taxes                                          2,923,464                562,919
 Other                                                     136,944                181,962
                                                       -----------           ------------
                                                         7,315,740              4,962,064
                                                       -----------           ------------

                                                       $60,130,931           $101,634,747
                                                       ===========           ============

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

                                 December 31,

--------------------------------------------------------------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  1999                   1998
                                                                  ----                   ----
CURRENT LIABILITIES
 Notes payable                                                $   608,624           $          -
 Current maturities of long-term debt                           1,224,552              1,255,221
 Accounts payable                                              10,757,295             25,216,247
 Accrued liabilities                                            2,810,355              4,054,308
 Accrued losses on contracts (note G)                             172,572                175,470
 Customer deposits                                                492,842             16,067,023
 Income taxes                                                     664,521                748,795
                                                              -----------           ------------

      Total current liabilities                                16,730,761             47,517,064


LONG-TERM DEBT, less current maturities (note H)                3,080,605              4,153,833


CONTINGENCIES AND COMMITMENTS (notes I, J, L and N)                     -                      -


STOCKHOLDERS' EQUITY (note L)
 Preferred stock, no par value; authorized, 10,000
   shares; none issued                                                  -                      -
 Common stock, par value, $.10 per share; authorized
   10,000,000 shares; issued and outstanding, 4,836,722
   in 1999 and 4,757,174 in 1998                                  483,672                475,717
 Capital in excess of par value                                13,906,739             13,391,099
 Retained earnings                                             31,083,628             35,111,909
 Accumulated other comprehensive (loss) income                 (5,154,474)               985,125
                                                              -----------           ------------
                                                               40,319,565             49,963,850
                                                              -----------           ------------

                                                              $60,130,931           $101,634,747
                                                              ===========           ============

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,

--------------------------------------------------------------------------------

                                                                      1999            1998            1997
                                                                      ----            ----            ----

Revenue (notes A and M)                                            $59,032,607    $133,078,127    $123,934,525

Cost and expenses
 Cost of sales                                                      50,863,772     109,283,912     101,293,273
 Selling and administrative                                         10,756,462      10,340,218      12,033,615
 Research and development                                            1,686,008       1,614,050       1,488,396
 Restructuring costs (note Q)                                                -               -         977,267
                                                                   -----------    ------------    ------------
                                                                    63,306,242     121,238,180     115,792,551
                                                                   -----------    ------------    ------------

      Operating (loss) income                                       (4,273,635)     11,839,947       8,141,974

Other income (deductions)
 Interest income                                                       835,496       1,159,011         902,550
 Interest expense                                                   (1,102,312)     (1,352,862)     (1,691,491)
 Other - net (note O)                                                  782,781        (815,028)      1,466,351
                                                                   -----------    ------------    ------------
                                                                       515,965      (1,008,879)        677,410
                                                                   -----------    ------------    ------------

      (Loss) earnings before discontinued operation and
       income taxes                                                 (3,757,670)     10,831,068       8,819,384

Income tax (benefit) expense (notes A and P)                          (475,803)      2,202,038         672,954
                                                                   -----------    ------------    ------------

      (Loss) earnings from continuing operations                    (3,281,867)      8,629,030       8,146,430

Discontinued operation
 (Loss) income on operations of engineering and technical
  segment, less income tax benefit of $409,330 in 1999, and
  income tax expense of $308,130 in 1998 and $288,200 in 1997
  (note B)                                                            (746,414)        436,608         418,358
                                                                   -----------    ------------    ------------

      NET (LOSS) EARNINGS                                          $(4,028,281)   $  9,065,638    $  8,564,788
                                                                   ===========    ============    ============

(Loss) earnings per share (note R):
 Basic
   Continuing operations                                                 $(.68)          $1.83           $1.79
   Discontinued operation                                                 (.16)            .09             .09
                                                                         -----           -----           -----
      Net (loss) income                                                  $(.84)          $1.92           $1.88
                                                                         =====           =====           =====
 Diluted
   Continuing operations                                                 $(.68)          $1.81           $1.76
   Discontinued operation                                                 (.16)            .09             .09
                                                                         -----           -----           -----
      Net (loss) income                                                  $(.84)          $1.90           $1.85
                                                                         =====           =====           =====

Weighted average number of common shares:

 Basic                                                               4,818,857       4,722,303       4,543,874
                                                                   ===========    ============    ============

 Diluted                                                             4,818,857       4,765,207       4,626,602
                                                                   ===========    ============    ============

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------------

                                                         Common Stock
                                        Preferred    -------------------     Capital                 Accumulated          Total
                                        stock no                 $.10       in excess   Retained  other comprehensive  stockholders'
                                       par value     Shares    par value  of par value   earnings    income (loss)        equity
                                       ----------    ------    ---------  ------------  --------- -------------------  -------------
Balance at January 1, 1997                $ -      4,443,092   $444,309   $10,846,303  $17,481,483      $ 2,674,546   $ 31,446,641
 Common stock awards                        -         52,746      5,275       516,185            -                -        521,460
 Employee stock purchase plan purchases     -        112,383     11,238       738,033            -                -        749,271
 Comprehensive income (loss)
  Net earnings for the year                 -              -          -             -    8,564,788                -              -
  Currency translation adjustment           -              -          -             -            -       (4,387,705)             -
 Total comprehensive income                 -              -          -             -            -                -      4,177,083
                                          ---      ---------   --------   -----------  -----------      -----------   ------------

Balance at December 31, 1997                -      4,608,221    460,822    12,100,521   26,046,271       (1,713,159)    36,894,455
 Common stock awards                        -         57,448      5,745       683,631            -                -        689,376
 Employee stock purchase plan purchases     -         94,505      9,450       628,172            -                -        637,622
 Retirement of common stock                 -         (3,000)      (300)      (21,225)           -                -        (21,525)
 Comprehensive income
  Net earnings for the year                 -              -          -             -    9,065,638                -              -
  Currency translation adjustment           -              -          -             -            -        2,698,284              -
 Total comprehensive income                 -              -          -             -            -                -     11,763,922
                                          ---      ---------   --------   -----------  -----------      -----------   ------------

Balance at December 31, 1998                -      4,757,174    475,717    13,391,099   35,111,909          985,125     49,963,850
 Common stock awards                        -         66,048      6,605       440,597            -                -        447,202
 Employee stock purchase plan purchases     -         36,100      3,610       209,319            -                -        212,929
 Retirement of common stock                 -        (22,600)    (2,260)     (134,276)           -                -       (136,536)
 Comprehensive loss
  Net loss for the year                     -              -          -             -   (4,028,281)               -              -
  Currency translation adjustment           -              -          -             -            -       (6,139,599)             -
 Total comprehensive loss                   -              -          -             -            -                -    (10,167,880)
                                          ---      ---------   --------   -----------  -----------      -----------   ------------

Balance at December 31, 1999              $ -      4,836,722   $483,672   $13,906,739  $31,083,628      $(5,154,474)  $ 40,319,565
                                          ===      =========   ========   ===========  ===========      ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

--------------------------------------------------------------------------------


Increase (decrease) in cash and equivalents                          1999                    1998                     1997
                                                                     ----                    ----                     ----
Cash flows from (used in) operating activities
 Net (loss) earnings for the year                                $ (4,028,281)           $  9,065,638            $  8,564,788
 Adjustments to reconcile net (loss) earnings to net cash
  from continuing operating activities
    Depreciation and amortization                                   2,136,214               2,104,370               2,199,393
    Loss (income) from discontinued operation                         746,414                (436,608)               (418,358)
    (Gain) loss on sale of fixed assets                               (45,808)                      -                       -
    Deferred income taxes                                          (2,578,217)             (1,263,193)              1,253,353
    Provision for estimated losses on contracts                      (159,795)                200,938                 (80,012)
    Common stock awards                                               447,202                 689,376                 521,460
    Changes in assets and liabilities
      Accounts receivable                                           9,190,965              16,609,921             (29,790,088)
      Cost and accrued earnings on
       uncompleted contracts                                        4,098,209             (12,070,920)              4,929,969
      Inventories                                                    (609,352)              3,800,770                (803,742)
      Prepaid expenses and other assets                             7,830,017              (5,865,649)               (632,718)
      Accounts payable and accrued liabilities                    (11,630,667)            (10,122,052)             18,120,997
      Customer deposits                                           (14,145,053)              8,243,361              (2,455,302)
      Income taxes                                                   (634,944)               (402,161)                110,020
                                                                 ------------            ------------            ------------
                                                                   (5,354,815)              1,488,153              (7,045,028)
                                                                 ------------            ------------            ------------

         Net cash (used in) provided by continuing
          operating activities                                     (9,383,096)             10,553,791               1,519,760


Cash flows from (used in) investing activities
 Capital expenditures                                              (2,256,305)             (2,211,019)             (1,178,357)
 Proceeds from sale of fixed assets                                   519,866                       -                       -
 Acquisition of intangible assets                                    (924,680)                      -                       -
 Restricted cash and restricted deposits                            9,505,823              (5,286,719)             11,388,814
                                                                 ------------            ------------            ------------

         Net cash provided by (used in) investing
          activities                                                6,844,704              (7,497,738)             10,210,457

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

                            Years ended December 31,

--------------------------------------------------------------------------------

                                                                      1999                   1998                   1997
                                                                      ----                   ----                   ----
Cash flows from (used in) financing activities
 Net increase (decrease) in short-term borrowings                   1,286,882                 74,050              (2,717,150)
 Principal payments on long-term debt                                (982,207)            (1,156,694)            (11,980,144)
 Proceeds from issuance of long-term debt                             153,403              1,653,127                       -
 Retirement of common stock                                          (136,536)               (21,525)                      -
 Proceeds from employee stock purchases                               212,929                637,622                 749,271
                                                                  -----------            -----------            ------------

         Net cash provided by (used in)
          financing activities                                        534,471               (446,547)            (13,948,023)

Cash flows provided by (used in) discontinued operation
                                                                      493,258             (1,687,675)                388,618

Effects of exchange rates on cash                                  (2,754,139)             1,638,721              (3,216,509)
                                                                  -----------            -----------            ------------

         Net (decrease) increase in cash
          and equivalents                                          (4,264,802)             2,540,552              (5,045,697)

Cash and equivalents at beginning of year                          10,232,656              7,692,104              12,737,801
                                                                  -----------            -----------            ------------

Cash and equivalents at end of year                               $ 5,967,854            $10,232,656            $  7,692,104
                                                                  ===========            ===========            ============


Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
 Cash paid during the year for
   Interest                                                       $ 1,255,594            $ 1,352,548            $  2,681,569
   Income taxes                                                     1,719,500              4,429,842               2,140,896

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

 Basis of Presentation
 ---------------------

 The consolidated financial statements of the Company include the accounts of Allied Research Corporation (Allied), a Delaware corporation, and its wholly-owned subsidiaries, ARC Europe, S. A. (ARC Europe), a Belgian company, Barnes & Reinecke, Inc. (BRI), a Delaware corporation (which discontinued operations) and Allied Research Corporation Limited (Limited), a United Kingdom company.

 ARC Europe includes its wholly-owned subsidiaries Mecar S.A. (Mecar) and the VSK Group of companies. Mecar includes a related Belgian subsidiary, Sedachim, S.I. The VSK Group is comprised of Tele Technique Generale, I.D.C.S., N.V. and VSK Electronics N.V. and its wholly-owned subsidiaries, Belgian Automation Units, N.V. and Vigitec S.A. (Vigitec), which was acquired in a purchase transaction on December 14, 1999. The acquisition costs have been allocated to intangibles at December 31, 1999. Vigitec's assets, liabilities and the results of its operations for the period since its acquisition were not significant and have not been reflected in the accompanying financial statements; such assets, liabilities and operations will be consolidated effective January 1, 2000.

 Significant intercompany transactions have been eliminated in consolidation.

 Business Operations and Segments
 --------------------------------

 The Companies operate primarily in the United States and Belgium. During 1999, sixty-five percent of Allied's business activity was in the development and production of ammunitions and weapons systems in Belgium with sales to customers in Asia, the Middle East and Europe. Thirty-five percent of the business activity is developing, manufacturing, distributing and servicing industrial security products in Belgium with industrial customers throughout Europe. A description of the business segments and operations of each company follows.

  Corporate
  ---------

  Allied provides management services to its wholly-owned subsidiaries. Allied has no direct domestic operating assets or business activity. Limited, which was formerly engaged in the marketing of military hardware, is inactive. ARC Europe has no direct operating assets or business activity and serves as a Belgian holding company.

  Product Sales
  -------------

  Mecar is primarily engaged in the development and production of ammunitions and weapons systems. Mecar derives substantially all of its revenue, primarily on fixed price contracts, from direct and indirect sales to foreign governments, including new U.S. Government sponsored foreign military sales contracts and subcontracts.

  Security Systems and Services
  -----------------------------

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

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

  Engineering and Technical
  -------------------------
   (Discontinued Operation)

  BRI provides engineering and technical support services and sells directly and indirectly primarily to United States Military Agencies, other defense contractors, foreign governments and industry. Allied entered into a contract to sell BRI in the latter part of 1999 and its operation has been reflected as a discontinued operation.

 Foreign Currency Translation
 ----------------------------

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

 Revenue and Cost Recognition
 ----------------------------

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

 Costs and accrued profits on uncompleted fixed price contracts with foreign governments and direct and indirect U.S. Government foreign military sales contracts, which are billable upon completion, are carried as costs and accrued earnings on uncompleted contracts.

 Revenues from the sale of fire and security systems are recognized when the installation is completed, less a provision for anticipated service costs. Security system maintenance contract revenues are recognized over the term of the contract on a straight-line basis.

 Use of Estimates
 ----------------

 In preparing financial statements in conformity with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Inventories
 -----------

 Inventories which consist primarily of raw materials, are stated principally at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

 Property, Plant and Equipment
 -----------------------------

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

 Intangibles
 -----------

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

 Derivative Financial Instruments
 --------------------------------

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

 Stock-Based Compensation
 ------------------------

 Compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company's stock at the time of grant.

 Research and Development
 ------------------------

 Costs incurred in research and development activities are charged to operations as incurred.

 Warranties
 ----------

 The Company grants warranties on certain ammunition products for periods varying from one to five years. Provision is made for estimated losses arising from warranty claims as incurred. Provision is made for estimated warranty costs on the sale of security systems at the time of the sale.

 Income Taxes
 ------------

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

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF ACCOUNTING POLICIES - Continued

 Earnings Per Common Share
 -------------------------

 Basic earnings (loss) per share amounts have been computed based on the average number of common shares outstanding. Diluted earnings (loss) per share reflects the increase in average common shares outstanding that would result from the assumed exercise of outstanding options, calculated using the treasury stock method, unless they are anti-dilutive.

 Statement of Cash Flows
 -----------------------

 For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

 Reclassifications
 -----------------

 Certain items in the 1998 and 1997 financial statements have been reclassified to conform to the current presentation.

 Newly Issued Accounting Standards
 ---------------------------------

 In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and as amended by SFAS No. 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective with the first quarter of 2001. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 will require the Company to measure all derivatives at fair value and to recognize them in its balance sheet as an asset or liability, depending on the Company's rights or obligations under the derivative contract. Implementation of this standard is not anticipated to have a material effect on the Company's results of operations, financial position or cash flows.


NOTE B - DISCONTINUED OPERATION

 On December 10, 1999, the Company contracted to sell the engineering and technical segment of its business. Settlement of the sale is expected to occur in early March 2000 and result in a gain. In 1999, the Company realized a loss on operations, net of tax benefit, from the engineering and technical segment of $746,414. In 1998 and 1997, the income from operations, net of income taxes was approximately $437,000 and $418,000, respectively.

 Summarized data relating to the discontinued operation of the engineering and technical segment for the years ended December 31, 1999, 1998 and 1997 and net asset data for 1999 and 1998 are as follows:

                                                            1999                 1998                1997
                                                            ----                 ----                ----
           Results of operations
            Operating revenue                            $11,237,247          $10,457,075         $10,549,225
            Operating (loss) income                         (907,177)             817,257             677,561
            Net (loss) income                               (746,414)             436,608             418,358

           Net assets of discontinued operation
            Current assets                               $ 8,790,728          $ 8,886,746
            Property and equipment, net                      283,238              505,873
            Other assets                                   7,738,314            7,487,080
            Current liabilities                            6,587,803            5,313,934
            Long-term liabilities                          6,025,833            6,127,449

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

 Restricted cash of $4,508,082 and $14,013,905 included in current assets at December 31, 1999 and 1998, respectively, was restricted or pledged as collateral for these agreements and other obligations.

 Amounts restricted under BRI's credit facility are included in net assets of discontinued operations.

NOTE D - ACCOUNTS RECEIVABLE

 Accounts receivable at December 31 are comprised as follows:

                                                                                        1999               1998
                                                                                        ----               ----
    Receivables from foreign governments                                             $3,284,120         $14,003,065
    Commercial and other receivables, less allowance for doubtful
     receivables of $168,682 in 1999 and $213,362 in 1998                             5,993,958           7,058,146
                                                                                     ----------         -----------

                                                                                     $9,278,078         $21,061,211
                                                                                     ==========         ===========

NOTE E - PREPAID EXPENSES

 Advance payments on contracts in process in 1999 and 1998 of approximately $253,865 and $8,271,481, respectively, were included in prepaid expenses.

NOTE F - CREDIT FACILITY

 The Company is obligated under various credit agreements (the Agreements) with its foreign banks and its foreign banking pool that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. These fees are charged to interest expense. As of December 31, 1999, guarantees and performance bonds of approximately $6,913,000 remain outstanding.

 Advances under the Agreements are secured by restricted cash of $4,508,082. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $22 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and Limited for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.

 Mecar also has a line-of-credit for working capital of approximately $10 million at December 31, 1999.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE G - ACCRUED LOSSES ON CONTRACTS

 The Company provided for accrued losses of $175,572 at December 31, 1999 in connection with the completion of certain contracts in progress. These contracts are scheduled to be completed in 2000.

NOTE H - LONG-TERM DEBT

 Long-term obligations as of December 31 consist of the following:

                                                             1999               1998
                                                             ----               ----
              Mortgage loan agreements                    $3,133,769         $4,710,535
              Other                                        1,171,388            698,519
                                                          ----------         ----------
                                                           4,305,157          5,409,054
              Less current maturities                      1,224,552          1,255,221
                                                          ----------         ----------

                                                          $3,080,605         $4,153,833
                                                          ==========         ==========

 Mortgage Loan Agreements
 ------------------------

 The Company entered into a mortgage loan agreement in 1986, which was amended in 1994, to partially finance the construction of Mecar's manufacturing and administration facilities in Belgium, that had a balance due of $2,588,663 at December 31, 1999. The loan matures in January, 2004. As amended, the loan is payable in annual principal installments of $550,000 (except for the annual principal installment in the year 2000 which is $810,000). The loan bears interest at 8.75% annually, is collateralized by a mortgage on the Company's real estate and includes a prepayment penalty. The Company is also obligated on several mortgages on the VSK Group's buildings which have a total balance due of $545,106 at December 31, 1999. The mortgages mature at various dates through 2005 in annual installments of approximately $254,000, plus interest at rates ranging from 6.6% to 8.5% per year.

 Other
 -----

 The Company is also obligated on various vehicle, equipment and other operating loans. The notes are generally secured by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2005.

 Scheduled annual maturities of long-term obligations as of December 31, 1999 are as follows:

                            Year                        Amount
                            ----                        ------
                            2000                     $1,224,552
                            2001                      1,131,534
                            2002                        691,987
                            2003                        608,913
                            2004                        578,932
                            Thereafter                   69,239

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE I - BENEFIT PLANS

 In June, 1992, the Board of Directors adopted the Allied Research Corporation Outside Directors Retirement Plan. Future benefits under this plan were terminated during 1999. The plan provides retirement benefits at age 70 to any board member who retires as a director after a minimum of five years of service. A retired director is entitled to receive an amount equal to the monthly cash compensation received prior to retirement for a period equivalent to the time served as a board member. The Board may cease retirement payments for cause and modify or terminate the plan at any time. The net present value of benefits anticipated to be payable to currently eligible and former directors has been previously accrued and reflected as a charge to earnings.

 In June, 1992, the Board of Directors approved the Officers Nonqualified Deferred Compensation Plan and the Officers Deferred Compensation Grantor Trust. Certain officers of the Company are eligible to participate in the plan, which permits a deferral of a percentage of future base compensation. Amounts deferred will be invested by the Trustee of the Grantor Trust. The Company may terminate the plan at any time. No eligible officers had elected to participate in the plan as of December 31, 1999.

 The Company instituted a retirement savings plan in 1989 which received a favorable determination letter from the Internal Revenue Service. Contributions to the Plan are at the discretion of Company's management. In 1997, the Company began to match participants' contributions at a rate of 25% for each participant dollar contributed up to a maximum of 1% of salary. Matching contributions in 1999, 1998 and 1997 were approximately $24,000, $26,000 and $39,000, respectively. Contributions to this plan will cease upon the closing of the BRI sale in 2000.

 Under the terms of labor agreements at its Belgian subsidiaries, the Company contributes to certain governmental and labor organization employee benefit and retirement programs.

NOTE J - CONTINGENCIES AND COMMITMENTS

 U.S. Government contracts and subcontracts are by their terms subject to termination by the Government or the prime contractor either for convenience or for default.

 Mecar recognizes revenues under fixed price contracts using the percentage of completion method. Estimates of total costs at completion are used to determine the amount of revenue earned. The actual costs on these contracts may differ from the Company's estimate at completion.

 U.S. Government sponsored foreign military sales contracts are subject to U.S. Government review. It is not anticipated that adjustments, if any, with respect to determination of costs under these direct contracts or subcontracts will have a material effect on the Company's consolidated results of operations or financial position.

 The Company enters into foreign exchange contracts in the normal course of business primarily to hedge certain sales and purchase contracts. These contracts typically mature within twelve months, and forward exchange gains and losses are recognized upon final maturity or at the time the related foreign currency transaction is recognized. Contracts with a notional amount of $15 million were outstanding as of December 31, 1999 ($22.9 million at December 31, 1998).

 In connection with its commitment to provide management services to its subsidiaries, the Company has entered into consulting and employment agreements with certain management personnel for these subsidiaries. The Company has also entered into employment agreements and consulting agreements with certain domestic management personnel.

 In connection with the sale of BRI, the Company has agreed to indemnify the purchaser of BRI's stock in the event the purchaser suffers losses as a result of breaches of representations and warranties made by the Company in the sales agreement. The agreement to indemnify is subject to various conditions and limitations.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE J - CONTINGENCIES AND COMMITMENTS - Continued

 The Company leases office space, other facilities and equipment under operating leases which expire at various dates through 2007. Certain leases also include escalation provisions for taxes and operating costs. The following is a schedule by year of base rentals due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 1999.

                       Year                        Amount
                       ----                        ------
                       2000                       $148,568
                       2001                        152,700
                       2002                        148,807
                       2003                        146,626
                       2004                        146,626
                       Thereafter                  402,382

 Total rental expense charged to operations approximated $122,000, $124,000 and $126,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

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

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

 The estimated fair value of the Company's financial instruments and off balance sheet credit obligations are as follows:

                                                                          1999                                 1998
                                                           ----------------------------------   ----------------------------------
                                                              Carrying          Estimated           Carrying         Estimated
                                                               Amount           Fair Value           Amount          Fair Value
                                                           ---------------   ----------------   ----------------   ---------------
   Notes payable and long-term debt, including
    current maturities                                       $4,913,781        $ 4,913,781         $5,409,054       $ 5,409,054

   Off-balance-sheet instruments
    Guarantees and letters of credit                                  -          6,913,000                  -        34,138,502
    Foreign exchange contracts                                        -         15,000,000                  -        22,900,000

 The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

 . The fair value of long-term debt is estimated based on approximate market prices for the same or similar issues or the current rates offered to the Corporation for debt of the same remaining maturities. The Company believes the aggregate carrying value approximates fair value.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

 . Estimated fair values for off-balance-sheet instruments (performance bonds, advance payment guarantees, letters-of-credit and foreign exchange contracts) are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience. The fair value of foreign exchange contracts are based on their notional values, since they have short-term maturities at December 31, 1999.

NOTE L - CAPITAL STOCK

 During 1998, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. During 1999 and 1998, 22,600 and 3,000 shares were reacquired and retired, respectively.

 At December 31, 1999, options to acquire 50,750 shares of the Company's common stock were outstanding and 680,049 shares were reserved for future issuance under the following plans:

 1997 Incentive Stock Plan
 -------------------------

 During 1997, the Board of Directors and shareholders approved and reserved 225,000 shares of common stock for awards to key employees of the Company and its subsidiaries in the form of stock options and stock awards. The Plan is administered by the Compensation Committee of the Board of Directors, and employees of the Company and its subsidiaries who are deemed to be key employees by the Committee are eligible for awards under the Plan. In 1999 and 1998, 62,048 and 53,448 shares, respectively, were awarded under the Plan.

 1992 Allied Research Corporation Employee Stock Purchase Plan
 -------------------------------------------------------------

 During 1993, the Board of Directors and shareholders approved and reserved 525,000 shares for the plan. The plan is voluntary and substantially all full-time employees with greater than six months of service are eligible to participate through payroll deductions. The purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. The plan is subject to certain restrictions and the Board may amend or terminate it at any time. During 1999, 1998 and 1997 - 31,548, 7,085 and 16,553 shares, respectively were issued under the plan and $29,570, $9,314 and $31,978 was charged to operations.

 1988 Incentive Compensation Plan
 --------------------------------

 The Company reserved 410,900 shares of common stock for key employees of the Company and its subsidiaries. The plan permitted grants through 1998, authorized the Board to grant incentive stock options, non-statutory stock options, stock appreciation rights, stock awards, restricted stock, performance stock rights and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. As of December 31, 1999, options for 6,000 shares with an exercise price of $3.75 remain outstanding.

 1984 Incentive Stock Option Plan
 --------------------------------

 The Company reserved 315,000 shares of common stock for key employees of the Company and its subsidiaries. The plan permitted grants through March 31, 1994. In March 1994, the Company granted options to two officers and sixteen employees to purchase 217,500 shares at $8.25 per share. These options expire in 2004. At December 31, 1999, 44,750 of these options remained outstanding.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - Continued

 1993 Allied Research Corporation Outside Directors Compensation Plan
 --------------------------------------------------------------------

 During 1993, the Board of Directors and shareholders approved a plan whereby each director is entitled to receive a cash payment of $1,000 per month and an annual grant of 1,000 shares of the Company's common stock while serving as a board member. The Company has reserved 52,400 shares of common stock for the plan which is subject to certain restrictions. The plan will terminate upon the earlier of issuance of all reserved common shares or December 31, 2003. In 1999, 1998 and 1997, the Company granted 4,000, 4,000 and 4,000 shares of common stock subject to the plan and charged $24,500, $48,000 and $34,000, respectively, to operations.

 1991 Outside Directors Stock Option Plan
 ----------------------------------------

 During 1991, the Board of Directors and shareholders approved and reserved 208,000 shares of common stock for the plan. Prior to 1996, the Company granted options to purchase a total of 40,000 shares at $2.50 to $4.125 per share. All such issued options have been exercised. During 1996, the Company granted additional options to purchase a total of 75,000 shares at $5.125 per share. At December 31, 1999, 67,500 of the options had been exercised and the remaining 7,500 shares expired during 1999.

 Other
 -----

 Stock grants for 48,746 shares of the Company's common stock were made to various employees during 1997. These shares were issued outside of any existing plan and their value ($487,460) was charged to operations.

 Preferred Share Purchase Rights Agreement
 -----------------------------------------

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

 At the discretion of a majority of the Board and within a specified time period, the Company may redeem all of the rights at a price of $.01 per right. The Board may also amend any provision of the Agreement prior to exercise of the rights.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - Continued

 The following table summarizes option activity:

                                                                        1999
                                                            ----------------------------
                                                                        Weighted Average     1998        1997
                                                             Shares      Exercise Price     Shares      Shares
                                                            ---------   ----------------   ---------   ---------
   Options outstanding at beginning of year                  127,350          $7.49         214,770     313,100
   Options exercised                                          (4,200)          3.75         (87,420)    (95,830)
   Options forfeited                                         (56,000)          8.25               -           -
   Options expired                                           (16,400)             -               -      (2,500)
                                                            --------          -----        --------    --------

   Options outstanding at end of year                         50,750          $7.72         127,350     214,770
                                                                              =====        ========    ========

   Option price range at end of year                           $3.75                          $3.75       $3.75
                                                                 to                             to          to
                                                               $8.25                          $8.25       $8.25

   Option price range for exercised shares                     $3.75                          $3.75       $3.75
                                                                                                to          to
                                                                                              $8.25       $8.25

   Options exercisable at end of year                         50,750                         94,750     115,300

   Weighted-average fair value of options,
     granted during the year                                       -                              -           -

 The following table summarizes options outstanding at December 31, 1999:

                                                                                       Weighted Average
         Number                                            Weighted Average                Remaining
      Outstanding               Exercise Prices             Exercise Prices            Contractual Life
      -----------               ---------------            ----------------            ----------------
          6,000                       $3.75                      $3.75                        6.22

         44,750                       $8.25                      $8.25                        4.17

 The fair value of each option grant is estimated on the date of grant, using the Black-Scholes options-pricing model. There were no options granted in 1999, 1998 and 1997.

 The following table presents the pro forma decrease in income that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant.

                                           1999          1998          1997
                                        -----------   -----------   -----------
      Pro forma
       Net earnings decrease              $46,503       $59,568       $80,067
       Earnings per share decrease
        Basic                                 .01           .01           .01
        Diluted                               .01           .01           .02

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE M - MAJOR CUSTOMERS

 The Company derives the majority of its revenues from foreign governments, direct and indirect sales to the U.S. Government and government prime contractors, primarily on fixed price contracts. Direct sales to two agencies of a foreign government and another foreign government accounted for approximately 3%, 27% and 31% of revenue in 1999, 22%, 52% and 11% of revenue
 in 1998 and, 6%, 64% and 11% of revenue in 1997.    In addition, during 1999,
 direct and indirect foreign military sales contracts for the benefit of one of such foreign government agencies were approximately 23% of revenue.

NOTE N - CONCENTRATIONS OF CREDIT RISK

 Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company's customer base. The Company generally receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers' financial condition. The Company's provision for doubtful accounts for 1999 and 1998 was not significant.

 The majority of ammunition sales are to two agencies of a foreign government and other foreign governments. Mecar's ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, Mecar's business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 1999 and 1998, backlog order, believed to be firm, from continuing operations, approximated $105.0 and $37.0 million, respectively.

 Amounts in foreign banks at December 31, 1999 and 1998 were approximately $8.7 million and $22.4 million, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company's financial position and result of operations since the Company has assets and operations in Belgium and sells its products on a worldwide basis.

NOTE O - OTHER - NET

 Other income and expense included in the Company's consolidated statements of earnings is comprised as follows:

                                                         1999             1998              1997
                                                         ----             ----              ----
    Net currency transaction gains (losses)            $664,042       $(1,093,160)        $1,328,195
    Miscellaneous - net                                 118,739           278,132            138,156
                                                       --------       -----------         ----------
                                                       $782,781       $  (815,028)        $1,466,351
                                                       ========       ===========         ==========

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

 Earnings (loss) from continuing operations before income taxes is comprised as follows:

                                                       1999               1998               1997
                                                      ------             ------             ------
    Domestic                                        $  (334,165)       $  (531,456)       $(1,515,731)
    Foreign                                          (3,423,505)        11,362,524         10,335,115
                                                    -----------        -----------        -----------

                                                    $(3,757,670)       $10,831,068        $ 8,819,384
                                                    ===========        ===========        ===========

 The Company's provision for income taxes is comprised as follows:

                                                       1999               1998               1997
                                                      ------             ------             ------
    Currently payable
     Domestic                                        $   448,206          $  110,372          $(346,186)
     Foreign                                           1,436,918           2,945,711            921,336
                                                     -----------          ----------          ---------
                                                       1,885,124           3,056,083            575,150
    Deferred - net                                    (2,360,927)           (854,045)            97,804
                                                     -----------          ----------          ---------

        Total attributable to continuing
         operations                                     (475,803)         $2,202,038          $ 672,954


    Taxes related to discontinued operation             (409,330)            308,130            288,200
                                                     -----------          ----------          ---------

        Total tax provision                          $  (885,133)         $2,510,168          $ 961,154
                                                     ===========          ==========          =========

 The Company's provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company's provision are as follows:

                                                           1999             1998             1997
                                                          ------           ------           ------
    Taxes at statutory rate                               (34.0)%           34.0%            34.0%
    Foreign tax rate differential                          (5.8)             5.9              7.9
    Benefit of foreign net operating losses                   -            (13.3)           (37.2)
    Amortization of intangibles                            13.8             (5.4)            (3.1)
    Deemed dividend                                        11.2              1.3                -
    Other                                                  (3.2)            (0.8)             2.3
                                                          -----            -----            -----

          Income taxes                                    (18.0)%          (21.7)%           10.1%
                                                          =====            =====            =====

 In 1999, the Company recognized in the fourth quarter the tax benefits of Mecar's 1999 net operating loss, when it became likely that it would realize the benefits of such losses in future periods, as a result of new contract awards in the latter part of 1999. These benefits were partially offset by taxes related to an intercompany dividend.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE P - INCOME TAXES - Continued

 There were no foreign loss carryforwards utilized in 1999. In 1998 and 1997, the Company's Belgian subsidiaries utilized approximately $3,846,000 and $8,529,000, respectively, of foreign operating loss carryforwards for tax reporting purposes. Income tax expense in 1998 was also reduced by approximately $939,000 as a result of the favorable resolution of deferred and accrued tax obligations in the United Kingdom.

 The Company utilized approximately $631,500 and $143,600 of its foreign tax credits in 1999 and 1998, respectively. No foreign tax credits were utilized in 1997. At December 31, 1999, foreign tax credit carryforwards of approximately $1.4 million were available which expire through 2004.

 Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $12.4 million at December 31, 1999. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

 Deferred taxes at December 31, 1999 and 1998 are comprised as follows:

                                                                                        1999          1998
                                                                                    ------------   -----------
   Current deferred tax asset
    Unrealized exchange gain                                                        $     1,976    $    1,594

   Noncurrent
    Foreign tax credit carryforwards                                                  1,379,239       498,365
    Foreign and domestic net operating loss carryforwards                             2,742,229             -
    Depreciation and amortization                                                        37,479       526,068
    Deferred compensation                                                               138,925        16,607
    Deferred income                                                                     (20,721)       (5,915)
    Other                                                                                25,552        26,159
                                                                                    -----------    ----------

      Noncurrent deferred tax asset                                                   4,302,703     1,061,284
                                                                                    -----------    ----------

      Total deferred tax asset before valuation allowance                             4,304,679     1,062,878

   Valuation allowance                                                               (1,379,239)     (498,365)
                                                                                    -----------    ----------

      Net deferred tax asset                                                        $ 2,925,440    $  564,513
                                                                                    ===========    ==========

 Deferred tax components are included in the following balance sheet accounts:

                                                                                        1999          1998
                                                                                    ------------   -----------
   Current (included in "prepaid expenses and deposits")                            $     1,976    $    1,594
   Noncurrent deferred taxes                                                          2,923,464       562,919
                                                                                    -----------    ----------

                                                                                    $ 2,925,440    $  564,513
                                                                                    ===========    ==========

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE Q - RESTRUCTURING COSTS

 The Company began implementing a streamlining of its manufacturing, administrative processes and personnel during 1993 at its Belgian subsidiary, Mecar. The Company has continued to implement additional cost reductions and efficiency improvements beyond those initiated in 1993. As a result of changes effected in late 1997, the Company recorded a restructuring charge of $977,267 in the fourth quarter of 1997, principally comprised of workforce reductions, termination costs and benefits. The reductions were effected to produce further efficiencies and reduce the overall level of core employment.

          Provisions in 1997                              $977,267
          Payments in 1997                                 478,817
                                                          --------

          Payments in 1998                                $498,450
                                                          ========

NOTE R - EARNINGS PER COMMON SHARE

 The following table reconciles the numerators and denominators of the basic and diluted earnings per share (EPS) computations.

                                                       1999                                        1998
                                    -------------------------------------------   --------------------------------------
                                                                                    Income
                                     Loss from                                       from
                                     continuing    Discontinued                   continuing   Discontinued      Net
                                     operations     operations       Net loss     operations    operations      income
                                    ------------   -------------   ------------   ----------   ------------   ----------
Basic EPS
 (Loss) income available to
  common stockholders               $(3,281,867)     $ (746,414)   $(4,028,281)   $8,629,030     $  436,608   $9,065,638
                                    ===========      ==========    ===========    ==========     ==========   ==========

 Weighted average number of
  common shares outstanding           4,818,857       4,818,857      4,818,857     4,722,303      4,722,303    4,722,303
                                    ===========      ==========    ===========    ==========     ==========   ==========

   Basic EPS                              $(.68)          $(.16)         $(.84)        $1.83          $0.09        $1.92
                                          =====           =====          =====         =====          =====        =====

Diluted EPS
 (Loss) income available to
  common stockholders               $(3,281,867)     $ (746,414)   $(4,028,281)   $8,629,030     $  436,608   $9,065,638
 Income impact of assumed
  conversions                                 -               -              -             -              -            -
                                    -----------      ----------    -----------    ----------     ----------   ----------

 (Loss) income available to
  common stockholders on a
  diluted basis                     $(3,281,867)     $ (746,414)   $(4,028,281)   $8,629,030     $  436,608   $9,065,638
                                    ===========      ==========    ===========    ==========     ==========   ==========

 Weighted average number of
  common shares outstanding           4,818,857       4,818,857      4,818,857     4,722,303      4,722,303    4,722,303

 Effect of dilutive securities -
  stock options                               -               -              -        42,904         42,904       42,904
                                    -----------      ----------    -----------    ----------     ----------   ----------

 Adjusted weighted average
  number of common shares
  outstanding                         4,818,857       4,818,857      4,818,857     4,765,207      4,765,207    4,765,207
                                    ===========      ==========    ===========    ==========     ==========   ==========

   Diluted EPS                            $(.68)          $(.16)         $(.84)        $1.81          $0.09        $1.90
                                          =====           =====          =====         =====          =====        =====
                                                      1997
                                     --------------------------------------
                                       Income
                                        from
                                     continuing   Discontinued      Net
                                     operations    operations      income
                                     ----------   ------------   ----------
Basic EPS
 (Loss) income available to
  common stockholders                $8,146,430     $  418,358   $8,564,788
                                     ==========     ==========   ==========

 Weighted average number of
  common shares outstanding           4,543,874      4,543,874    4,543,874
                                     ==========     ==========   ==========

   Basic EPS                              $1.79          $0.09        $1.88
                                          =====          =====        =====

Diluted EPS
 (Loss) income available to
  common stockholders                $8,146,430     $  418,358   $8,564,788

 Income impact of assumed
  conversions                                 -              -            -
                                     ----------     ----------   ----------

 (Loss) income available to
  common stockholders on a
  diluted basis                      $8,146,430     $  418,358   $8,564,788
                                     ==========     ==========   ==========

 Weighted average number of
  common shares outstanding           4,543,874      4,543,874    4,543,874

 Effect of dilutive securities -
  stock options                          82,728         82,728       82,728
                                     ----------     ----------   ----------

 Adjusted weighted average
  number of common shares
  outstanding                         4,626,602      4,626,602    4,626,602
                                     ==========     ==========   ==========

   Diluted EPS                            $1.76          $0.09        $1.85
                                          =====          =====        =====

 The incremental shares from assumed conversions of options, which amount to 10,664 in 1999, are not included in computing the diluted per share amounts, since inclusion of such shares would be anti-dilutive.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE S - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

 The Company currently operates in two principal segments: Product sales (Mecar), and Security Systems and Services (The VSK Group). Product sales includes the production of ammunitions, weapons systems and ordnance products systems integration. Security Systems and Services includes sales and services to industrial and institutional customers of protection, fire and access control systems and services. Corporate costs are allocated to each segment's operations monthly and are included in the measure of each segments profit or loss. Corporate and Other includes unallocated corporate cost and the former activities of Limited.

 The Company's foreign operations are conducted by Mecar and the VSK Group.

                                                               1999                1998                 1997
                                                           -----------         ------------         ------------
       Revenues from external customers, from
        continuing operations
         Product Sales                                     $38,575,416         $111,804,077         $107,533,415
         Security Systems and Service                       20,475,191           21,274,050           16,401,110
                                                           -----------         ------------         ------------

                                                           $59,032,607         $133,078,127         $123,934,525
                                                           ===========         ============         ============

       Interest expense
        Product Sales                                      $   795,630         $  1,203,361         $  1,513,363
        Security Systems and Service                           130,535              159,284              218,868
        Corporate and Other                                    176,147               (9,783)             (40,740)
                                                           -----------         ------------         ------------

                                                           $ 1,102,312         $  1,352,862         $  1,691,491
                                                           ===========         ============         ============

       Interest income
        Product Sales                                      $   471,925         $    853,581         $    777,502
        Security Systems and Service                           104,787               83,444               51,526
        Corporate and Other                                    258,784              221,986               73,522
                                                           -----------         ------------         ------------

                                                           $   835,496         $  1,159,011         $    902,550
                                                           ===========         ============         ============

       Income tax expense (benefit)
        Product Sales                                      $(2,447,046)        $  1,162,865         $      7,038
        Security Systems and Service                         1,645,356            1,909,945              890,943
        Corporate and Other                                    325,887             (870,772)            (225,027)
                                                           -----------         ------------         ------------

                                                           $  (475,803)        $  2,202,038         $    672,954
                                                           ===========         ============         ============

       Depreciation and amortization
        Product Sales                                      $ 1,962,186         $  1,474,159         $  2,049,204
        Security Systems and Service                           611,482              623,074              150,189
        Corporate and Other                                      4,549                7,137                    -
                                                           -----------         ------------         ------------

                                                           $ 2,136,214         $  2,104,370         $  2,199,393
                                                           ===========         ============         ============

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE S - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - Continued

                                                              1999                 1998                 1997
                                                           -----------         ------------          -----------
       Segment profit (loss), from continuing
        operations before taxes
         Product Sales/(1)/                                $(7,743,149)        $  6,854,793          $ 8,609,293
         Security Systems and Service                        4,172,136            4,452,232            2,003,295
         Corporate and Other/(1)/                             (186,657)            (475,957)          (1,793,204)
                                                           -----------         ------------          -----------

                                                           $(3,757,670)        $ 10,831,068          $ 8,819,384
                                                           ===========         ============          ===========

       Segment assets
        Product Sales                                      $40,499,173         $ 80,262,860          $73,593,091
        Security Systems and Service                        13,116,269           13,567,284            9,664,265
        Corporate and Other/(2)/                             2,316,845            2,366,287            3,227,208
                                                           -----------         ------------          -----------

          Total reportable segments                         55,932,287           96,196,431           86,484,564

        Discontinued operations                              4,198,644            5,438,316            2,825,268
                                                           -----------         ------------          -----------

                                                           $60,130,931         $101,634,747          $89,309,832
                                                           ===========         ============          ===========

       Expenditure for segment assets
        Product Sales                                      $ 1,685,305         $  1,634,411          $ 1,043,058
        Security Systems and Service                           571,000              576,608              135,299
                                                           -----------         ------------          -----------

                                                           $ 2,256,305         $  2,211,019          $ 1,178,357
                                                           ===========         ============          ===========

      /(1)/ Unusual items - segment profit attributable to product sales in 1997 includes restructuring costs of $977,267and direct corporate cost allocations to operating segments increased by approximately $166,000 in 1998, which affect year-to-year comparability.

      /(2)/ Net of intersegment receivables.

 The following geographic area data include trade revenues based on product shipment destination and assets based on physical location.

                                                                          Geographic Segment Data
                                                           ----------------------------------------------------
                                                              1999                1998                 1997
                                                           -----------        ------------         ------------
       Revenues from external customers
        United States                                      $13,632,279        $    549,492         $          -
        Belgium                                             18,272,388          14,481,788           13,399,143
        Middle East                                         19,864,608         105,439,877           94,441,684
        France                                               4,116,046           4,096,218            2,934,664
        Other foreign countries                              3,147,286           8,510,752           13,159,034
                                                           -----------        ------------         ------------

                                                           $59,032,607        $133,078,127         $123,934,525
                                                           ===========        ============         ============

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE S - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - Continued

                                                                         Geographic Segment Data
                                                           ---------------------------------------------------
                                                              1999                1998                1997
                                                           -----------        ------------         -----------
       Segment assets/(1)/
        Belgium                                            $53,615,442        $ 93,830,144         $83,257,626
        United Kingdom                                         256,652             260,149             480,608
        United States                                        2,060,193           2,106,138           2,746,330
                                                           -----------        ------------         -----------

          Total reportable segments                         55,932,287          96,196,431          86,484,564

        Discontinued operation                               4,198,644           5,438,316           2,825,268
                                                           -----------        ------------         -----------

                                                           $60,130,931        $101,634,747         $89,309,832
                                                           ===========        ============         ===========

       /(1)/ Net of intersegment receivables and investments.

NOTE T - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 (Amounts in thousands, except per share data) *
                                                         -------------------------------------------------------------
                                                          First      Second        Third        Fourth        Total
                  1999                                   Quarter     Quarter      Quarter      Quarter      For Year
------------------------------------------               -------   -----------   ----------   ----------   -----------
Revenue                                                  $23,800      $ 7,436      $ 7,216      $20,581       $59,033
Gross profit                                               4,176         (508)         278        4,223         8,169
Earnings (loss) from continuing operations                 1,263       (4,096)      (3,710)       3,261        (3,282)
Discontinued operation                                         3         (329)        (169)        (251)         (746)
Net earnings (loss)                                        1,266       (4,425)      (3,879)       3,010        (4,028)

Per share data:
 Basic
  Continuing operations                                  $   .27      $  (.86)     $  (.77)     $   .69       $  (.68)
  Discontinued operation                                       -         (.07)        (.03)        (.06)         (.16)
                                                         -------      -------      -------      -------       -------

    Net income                                           $   .27      $  (.93)     $  (.80)     $   .63       $  (.84)
                                                         =======      =======      =======      =======       =======

 Diluted
  Continuing operations                                  $   .27      $  (.86)     $  (.77)     $   .69       $  (.68)
  Discontinued operation                                       -         (.07)        (.03)        (.06)         (.16)
                                                         -------      -------      -------      -------       -------

    Net income                                           $   .27      $  (.93)     $  (.80)     $   .63       $  (.84)
                                                         =======      =======      =======      =======       =======

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE T - QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

                                                               (Amounts in thousands, except per share data) *
                                                         ---------------------------------------------------------
                                                          First      Second       Third      Fourth       Total
               1998                                      Quarter    Quarter      Quarter     Quarter     For Year
-----------------------------------                      -------   ----------   ---------   ---------   ----------
Revenue                                                  $33,396      $26,619     $28,250     $41,813     $133,078
Gross profit                                               5,892        6,712       5,321       5,869       23,794
Earnings from continuing operations                        2,197        2,490       1,633       2,309        8,629
Discontinued operation                                        60           56         147         174          437

Net earnings                                               2,257        2,546       1,780       2,483        9,066

Per share data:
 Basic
  Continuing operations                                  $   .48      $   .52     $   .35     $   .48     $   1.83
  Discontinued operation                                     .01          .01         .03         .04          .09
                                                         -------      -------     -------     -------     --------

Net income                                               $   .49      $   .53     $   .38     $   .52     $   1.92
                                                         =======      =======     =======     =======     ========

 Diluted
  Continuing operations                                  $   .47      $   .52     $   .34     $   .48     $   1.81
  Discontinued operation                                     .01          .01         .03         .04          .09
                                                         -------      -------     -------     -------     --------

    Net income                                           $   .48      $   .53     $   .37     $   .52     $   1.90
                                                         =======      =======     =======     =======     ========

     * All amounts have been restated to reflect  discontinued operations attributable to each period.

                                   SCHEDULES

                          Allied Research Corporation

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               (Parent Company)

                                BALANCE SHEETS

                                 December 31,

--------------------------------------------------------------------------------

The condensed balance sheets, statements of operations and cash flows of the registrant follow.

                                                                                        1999                   1998
                                                                                     -----------           -----------
                                      ASSETS
Cash and equivalents                                                                 $ 1,780,929           $ 1,855,901
Investment in subsidiaries                                                            37,309,624            57,273,612
Due from subsidiaries                                                                  1,345,256                     -
Deferred tax asset                                                                       140,901                18,201
Deposits and other                                                                       248,533               232,036
                                                                                     -----------           -----------

    Total assets                                                                     $40,825,243           $59,379,750
                                                                                     ===========           ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
 Accounts payable and accrued liabilities                                            $   505,678           $ 1,212,627
 Due to subsidiaries                                                                           -             8,203,273
                                                                                     -----------           -----------

    Total liabilities                                                                    505,678             9,415,900

STOCKHOLDERS' EQUITY
 Common stock                                                                            483,672               475,717
 Capital in excess of par value                                                       13,906,739            13,391,099
 Retained earnings                                                                    31,083,628            35,111,909
 Accumulated other comprehensive (loss) income                                        (5,154,474)              985,125
                                                                                     -----------           -----------
                                                                                      40,319,565            49,963,850
                                                                                     -----------           -----------

                                                                                     $40,825,243           $59,379,750
                                                                                     ===========           ===========

                          Allied Research Corporation

                               (Parent Company)

                           STATEMENTS OF OPERATIONS

                            Year ended December 31,

--------------------------------------------------------------------------------


                                                                        1999                  1998                 1997
                                                                    ------------           ----------          -----------
Income
 Intercompany management fees                                       $  2,967,432           $2,850,448          $ 2,684,859
 Dividend from subsidiary                                             10,456,160                    -                    -
 Other - net                                                             645,250              463,881              311,587
                                                                    ------------           ----------          -----------
                                                                      14,068,842            3,314,329            2,996,446

Costs and expenses
 Administrative and other                                              3,946,847            3,845,785            4,512,176
                                                                    ------------           ----------          -----------

    Earnings (loss) before equity in operations of
     subsidiaries                                                     10,121,995             (531,456)          (1,515,730)


Equity in operations of subsidiaries, less
 dividends received of $10,456,160 in 1999                           (13,824,389)           9,665,490            9,855,491
                                                                    ------------           ----------          -----------

    (Loss) earnings before income taxes                               (3,702,394)           9,134,034            8,339,761

Income taxes (benefit)                                                   325,887               68,396             (225,027)
                                                                    ------------           ----------          -----------

    NET (LOSS) EARNINGS                                             $ (4,028,281)          $9,065,638          $ 8,564,788
                                                                    ============           ==========          ===========


    Earnings per common share
     Basic                                                                 $(.84)               $1.92                $1.88
                                                                           =====                =====                =====

     Diluted                                                               $(.84)               $1.90                $1.85
                                                                           =====                =====                =====

                          Allied Research Corporation

                               (Parent Company)

                           STATEMENTS OF CASH FLOWS

                            Year ended December 31,

--------------------------------------------------------------------------------



Increase (decrease) in cash and equivalents                           1999           1998            1997
                                                                  -----------    ------------    -----------
Cash flows from (used in) operating activities
 Net (loss) earnings for the year                                 $(4,028,281)   $  9,065,638    $ 8,564,789
 Adjustments to reconcile net earnings to net cash from
  (used in) operating activities
   Equity in operations of subsidiaries                             3,368,229      (9,665,490)    (9,855,489)
   Dividend from subsidiary                                        10,456,160               -              -
   Depreciation and amortization                                        4,549           5,307          6,191
   Deferred income taxes                                             (122,700)        (41,978)       146,262
   Common stock awards and grants                                     447,202         689,376        521,460
   Changes in assets and liabilities
    Other assets                                                       31,923         141,823       (158,022)
    Due to subsidiaries                                            (9,548,529)     (1,333,421)       733,448
    Accounts payable and accrued liabilities                         (515,170)         36,512        700,909
    Income taxes                                                     (244,748)              -        (88,601)
                                                                  -----------    ------------    -----------
                                                                   (3,876,916)    (10,167,871)    (7,993,842)
                                                                  -----------    ------------    -----------

     Net cash (used in) provided by operating activities             (151,365)     (1,102,233)       570,947

Cash flows from investing activities
 Capital expenditures                                                       -               -        (17,243)
 Proceeds for sale of property and equipment                                -               -              -
                                                                  -----------    ------------    -----------

     Net cash (used in) investing activities                                -               -        (17,243)

Cash flows from financing activities
 Proceeds from employee stock purchase plan shares                    212,929         637,622        749,271
 Retirement of common stock                                          (136,536)        (21,525)             -
                                                                  -----------    ------------    -----------

    Net cash provided by financing activities                          76,393         616,097        749,271
                                                                  -----------    ------------    -----------

    Net (decrease) increase in cash and equivalents                   (74,972)       (486,136)     1,302,975

Cash and equivalents at beginning of year                           1,855,901       2,342,037      1,039,062
                                                                  -----------    ------------    -----------

Cash and equivalents at end of year                               $ 1,780,929    $  1,855,901    $ 2,342,037
                                                                  ===========    ============    ===========

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
 Cash paid during the year for:
  Income taxes                                                    $    68,154    $    178,000    $   116,692
  Interest                                                            221,973               -              -

Supplemental of Non-Cash Investing and Financing Activities:
-----------------------------------------------------------
  Non-cash dividend from subsidiary                               $10,456,160    $          -    $         -

                          Allied Research Corporation

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------

                                                     Additions
                                               --------------------
                                  Balance at   Charged to   Charged                    Balance
                                  beginning    costs and    to other                  at end of
Description                       of period     expenses    accounts   Deductions       period
-----------                       ----------   ----------   --------   ----------     ---------
Year ended December 31, 1999
----------------------------

 Estimated losses on
  contracts                       $  175,470     $172,572   $      -   $  175,470/(1)/  $  172,572
                                  ==========     ========   ========   ==========       ==========

 Allowance for doubtful
  receivables                     $  213,362     $      -   $      -   $  44,680/(2)/   $  168,682
                                  ==========     ========   ========   ==========       ==========

 Valuation allowances on
  deferred tax assets             $  498,365     $880,874   $      -   $        -       $1,379,239
                                  ==========     ========   ========   ==========       ==========

Year ended December 31, 1998
----------------------------

 Estimated losses on
  contracts                       $  256,549     $175,470   $      -   $  256,549/(1)/  $  175,470
                                  ==========     ========   ========   ==========       ==========

 Allowance for doubtful
  receivables                     $  184,351     $ 29,011   $      -   $        -       $  213,362
                                  ==========     ========   ========   ==========       ==========

 Valuation allowances on
  deferred tax assets             $2,236,594     $      -   $      -   $1,738,229/(3)/  $  498,365
                                  ==========     ========   ========   ==========       ==========

Year ended December 31, 1997
----------------------------

 Estimated losses on
  contracts                       $  390,125     $256,549   $      -   $  390,125/(1)/  $  256,549
                                  ==========     ========   ========   ==========       ==========

 Allowance for doubtful
  receivables                     $  343,675     $192,837   $      -   $   33,513/(2)/  $  184,351
                                  ==========     ========   ========   ==========       ==========

 Valuation allowances on
  deferred tax assets             $6,064,997     $      -   $      -   $3,828,403/(3)/  $2,236,594
                                  ==========     ========   ========   ==========       ==========

        /(1)/ Represents amount of reserve relieved through completion of contracts.

        /(2)/ Represents write-off of receivables.

        /(3)/ In 1998, reductions in deferred tax valuation allowance and reduction in valuation allowance due to utilization of net operating loss in 1997.

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