Form 10-Q
period 2000-03-31
ALLIED RESEARCH CORP
filed 2000-04-27
CIK 3952

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q



Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                              March 31, 2000
                                                                  --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________________ to _________________________

                                                          Commission File Number
                                                                  0-2545
                                                          ----------------------

                          Allied Research Corporation
          ----------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                             04-2281015
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 260
Vienna, Virginia                                                22182
----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    X     No
       ------     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000: 4,862,984.

                          ALLIED RESEARCH CORPORATION

                                     INDEX

--------------------------------------------------------------------------------

                                                                           PAGE
PART I.   FINANCIAL INFORMATION - UNAUDITED                               NUMBER


 Item 1.  Financial Statements


          Condensed Consolidated Balance Sheets

               March 31, 2000 and December 31, 1999.........................  2


          Condensed Consolidated Statements of Earnings

               Three months ended March 31, 2000 and 1999...................  3


          Condensed Consolidated Statements of Cash Flows

               Three months ended March 31, 2000 and 1999...................  4


          Notes to Condensed Consolidated Financial Statements..............  5


 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  8


PART II.  OTHER INFORMATION................................................  12

                          Allied Research Corporation

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                     ASSETS

                                  (Unaudited)
-------------------------------------------------------------------------------

                                                                                 March 31, 2000         December 31, 1999
                                                                                 --------------         -----------------
CURRENT ASSETS
 Cash and equivalents                                                                $ 6,711                    $ 5,968
 Restricted cash                                                                       7,613                      4,508
 Accounts receivable                                                                   8,285                      9,278
 Costs and accrued earnings on uncompleted contracts                                  33,135                     14,109
 Inventories                                                                           4,455                      3,519
 Prepaid expenses                                                                        823                        972
 Net assets of discontinued operation                                                      -                      4,199
                                                                                     -------                    -------

      Total current assets                                                            61,022                     42,553

PROPERTY, PLANT AND EQUIPMENT, net of
 accumulated depreciation                                                             10,915                     10,262

OTHER ASSETS
 Intangibles, net of accumulated amortization                                          4,068                      4,255
 Deferred taxes                                                                        2,424                      2,924
 Other                                                                                 1,064                        137
                                                                                     -------                    -------
                                                                                       7,556                      7,316
                                                                                     -------                    -------

                                                                                     $79,493                    $60,131
                                                                                     =======                    =======
CURRENT LIABILITIES
 Notes payable                                                                       $ 5,798                    $   609
 Current maturities of long-term debt                                                  1,617                      1,225
 Accounts payable                                                                     18,862                     10,757
 Accrued liabilities                                                                   5,633                      2,983
 Customer deposits                                                                     2,885                        492
 Income taxes                                                                          1,098                        664
                                                                                     -------                    -------

      Total current liabilities                                                       35,893                     16,730

LONG-TERM DEBT, less current maturities                                                2,827                      3,080

CONTINGENCIES AND COMMITMENTS                                                              -                          -

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; authorized, 10,000 shares; none issued                     -                          -
 Common stock, par value, $.10 per share; authorized 10,000,000 shares;
  issued and outstanding, 4,862,984 in 2000 and 4,836,722 in 1999                        486                        484
 Capital in excess of par value                                                       14,119                     13,907
 Retained earnings                                                                    32,635                     31,084
 Accumulated other comprehensive loss                                                 (6,468)                    (5,154)
                                                                                     -------                    -------
                                                                                      40,773                     40,321
                                                                                     -------                    -------

                                                                                     $79,493                    $60,131
                                                                                     =======                    =======

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                            (Thousands of Dollars)

                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Three months ended March 31
                                                                                       ---------------------------
                                                                                          2000             1999
                                                                                       ----------       ----------
Revenue                                                                                $   23,474       $   23,800

Cost and expenses
 Cost of sales                                                                             18,957           19,624
 Selling and administrative                                                                 2,337            2,115
 Research and development                                                                     396              397
                                                                                       ----------       ----------

      Operating  income                                                                     1,784            1,664

Other income (deductions)
 Interest income                                                                              114              219
 Interest expense                                                                            (154)            (202)
 Other                                                                                       (133)             376
                                                                                       ----------       ----------
                                                                                             (173)             393
                                                                                       ----------       ----------

      Earnings before discontinued operation and income taxes                               1,611            2,057

Income tax expense                                                                            644              794
                                                                                       ----------       ----------

      Earnings from continuing operations                                                     967            1,263

Discontinued operation -
 Engineering and technical segment
   Income from operations, net of income taxes                                                 54                3
   Gain on sale, net of income taxes                                                          431                -
                                                                                       ----------       ----------
                                                                                              485                3
                                                                                       ----------       ----------

      NET EARNINGS                                                                     $    1,452       $    1,266
                                                                                       ==========       ==========

Earnings per share
 Basic
   Continuing operations                                                               $      .20       $      .27
   Discontinued operation                                                                     .10                -
                                                                                       ----------       ----------
      Net income                                                                       $      .30       $      .27
                                                                                       ==========       ==========
 Diluted
   Continuing operations                                                               $      .20       $      .27
   Discontinued operation                                                                     .10                -
                                                                                       ----------       ----------
      Net income                                                                       $      .30       $      .27
                                                                                       ==========       ==========

Weighted average number of common shares:

 Basic                                                                                  4,840,337        4,779,223

 Diluted                                                                                4,842,059        4,785,937

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Thousands of Dollars)

                                  (Unaudited)
--------------------------------------------------------------------------------

                                                                                           Three months ended March 31
                                                                                          -----------------------------
Increase (decrease) in cash and equivalents                                                 2000                 1999
                                                                                          --------             --------
Cash flows from continuing operating activities
 Net earnings                                                                             $  1,452             $  1,266
 Adjustments to reconcile net earnings to net cash provided by (used in) continuing operating activities
    Depreciation and amortization                                                              387                  470
    Gain on sale of discontinued operation                                                    (415)                   -
    Income from discontinued operation                                                         (70)                  (3)
    Changes in assets and liabilities
      Accounts receivable                                                                      851              (15,873)
      Costs and accrued earnings on uncompleted contracts                                  (20,685)              15,077
      Inventories                                                                           (1,143)              (1,034)
      Prepaid expenses and other assets                                                       (105)               7,307
      Accounts payable, accrued liabilities and customer deposits                           13,006               (8,935)
      Income taxes                                                                             857                1,062
                                                                                          --------             --------

       Net cash (used in) provided by continuing operating activities                       (5,865)                (663)

Cash flows (used in) investing activities
 Capital expenditures                                                                       (1,294)                (560)
 Proceeds from sale of stock of subsidiary                                                   2,791                    -
 Restricted cash and restricted deposits                                                    (3,105)               2,743
                                                                                          --------             --------

       Net cash (used in) provided by investing activities                                  (1,608)               2,183

Cash flows from financing activities
 Proceeds from long-term debt                                                                  826                    -
 Principal payments on long-term debt                                                          (84)                   -
 Net increase (decrease) in short-term borrowings                                            6,599                 (800)
 Stock award/stock plan                                                                         89                  503
 Options exercised                                                                             121                   16
 Net (decrease) increase in long-term deposits                                                   -                  (67)
 Retirement of common stock                                                                    (70)                 (28)
                                                                                          --------             --------

       Net cash provided by (used in) financing activities                                   7,481                 (376)
                                                                                          --------             --------

       Net increase in cash from continuing operations                                           8                1,144

 Net cash provided by discontinued operations                                                    -                  894
 Effects of exchange rate changes on cash                                                      735                 (501)
                                                                                          --------             --------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                                               743                1,537

Cash and equivalents at beginning of year                                                    5,968               10,233
                                                                                          --------             --------

Cash and equivalents at end of period                                                     $  6,711             $ 11,770
                                                                                          ========             ========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
 Cash paid during the period for
   Interest                                                                               $    205             $    316
   Taxes                                                                                       309                  214

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2000

                            (Thousands of Dollars)

                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The condensed consolidated balance sheets as of March 31, 2000 and December 31, 1999, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at March 31, 2000 and 1999 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

  The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and its wholly-owned subsidiaries, ARC Europe, S.A. (ARC Europe), a Belgian company, Barnes & Reinecke, Inc. (BRI), a Delaware Corporation (which discontinued operations) and Allied Research Corporation Limited (Limited), a United Kingdom company.

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


NOTE 3 - RESTRICTED CASH

  Mecar is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees place restrictions on cash deposits and other liens on Mecar's assets. VSK has also pledged certain term deposits to secure outstanding bank guarantees.

  Restricted cash of $7,613 and $4,508 included in current assets at March 31, 2000 and December 31, 1999, respectively, was restricted or pledged as collateral for these agreements and other obligations.


NOTE 4 - DISCONTINUED OPERATION

  On December 10, 1999, the Company contracted to sell the engineering and technical segment of its business. Settlement of the sale occurred on March 10, 2000 and resulted in a gain of $431, net of taxes, on the sale.

                          Allied Research Corporation

                                March 31, 2000

                            (Thousands of Dollars)

                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 5 - INVENTORIES

  Inventories are composed of raw materials and supplies.


NOTE 6 - NOTES PAYABLE

  Mecar has a line-of-credit of up to $10,000 for working capital. Approximately $5,798 of the line was used at March 31, 2000. There was no amount outstanding at December 31, 1999.


NOTE 7 - CREDIT FACILITY

  The Company is obligated under various credit agreements (the "Agreements") with its foreign banking pool and its domestic bank that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. These fees are charged to interest expense. As of March 31, 2000 and December 31, 1999, guarantees and performance bonds of $10,065 and $6,913, respectively, remain outstanding.

  Advances under the Agreements are secured by restricted cash at March 31, 2000 and December 31, 1999 of $7,613 and $4,508, respectively. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $26 million on Mecar's assets.
  Certain Agreements provide for restrictions on payments or transfers to Allied and its affiliates for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.


NOTE 8 - LONG-TERM FINANCING

  Mecar is obligated on a mortgage of approximately $2,000 on its manufacturing and administration facilities. As amended, the balance of the loan is payable in annual principal installments of approximately $550 and matures in 2004. The Company is also obligated on several mortgages on The VSK Group's buildings which has a balance of approximately $800 at March 31, 2000. These mortgages are payable in annual installments of approximately $250 plus interest.

  Scheduled annual maturities of long-term obligations as of March 31, 2000 are approximately as follows:

                    Year                          Amount
                    ----                         -------

                    2001                          $1,617
                    2002                           1,049
                    2003                             966
                    2004                             794
                    2005                              18

                          Allied Research Corporation

                                March 31, 2000

                            (Thousands of Dollars)

                                  (Unaudited)
--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES

  As of December 31, 1999, the Company had unused foreign tax credit carryforwards of approximately $1,400 which expire through 2004.

  Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $12,400 at December 31, 1999. Determination of the amount of unrecognized deferred tax liabilities is not practicable.


NOTE 10 - EARNINGS (LOSS) PER SHARE

  Incremental shares from the assumed conversion of stock options outstanding have been included in the diluted per share computation.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 2000

                            (Thousands of Dollars)

                                  (Unaudited)
--------------------------------------------------------------------------------

  The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

  The Company conducts its business through its wholly-owned subsidiaries:
  Mecar, S.A. ("Mecar"), a Belgian corporation; and a group of Belgian corporations acquired in 1994 and 1995 led by VSK Electronics, N.V., Teletechnique General, S.A., Vigitec S.A. and IDCS, S.A. (collectively, the "VSK Group"). This discussion refers to the financial condition and results of operations of the Company on a consolidated basis. All dollars are in thousands except per share amounts.

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

  Future Factors include substantial reliance on Mecar's principal customers to continue to acquire Mecar's products on a regular basis; the cyclical nature of the Company's military business; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost effective basis; the ability of the Company to successfully continue to increase the commercial component of its business; the mix of products/services; domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates; general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; increasing competition by foreign and domestic competitors, including new entrants; and other Future Factors.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 2000

                            (Thousands of Dollars)

                                  (Unaudited)
--------------------------------------------------------------------------------

  Revenue
  -------

  Revenue for the first (3) three months of 2000 was $23,474, a decrease of 1.4% from the comparable period in 1999, due to exchange rate fluctuations.

                                    Revenues by Segment
                 -----------------------------------------------------------
                    1st Quarter 2000                      1st Quarter 1999
                 ----------------------                ---------------------
                             Percentage                           Percentage
                 Amount       of total                Amount       of total
                 ------      ----------               ------      ----------
Mecar            $18,615         79%                  $18,988         80%
VSK              $ 4,859         21%                  $ 4,812         20%

  Backlog
  -------

  As of March 31, 2000, the Company's backlog was $117,000 compared with $105,000 at December 31, 1999 and $26,000 at March 31, 1999, respectively. The March 31, 2000 backlog consisted of backlog of approximately $103,000 and $14,000 at Mecar and VSK Group, respectively.

  Operating Costs and Expenses
  ----------------------------

  Cost of sales for the first three months of 2000 were approximately $18,957, or 81% of revenue, as compared to $19,624, or 82% of revenue, for the first three months of 1999.

  Selling and administrative expenses were approximately $2,337, or 10% of revenue, for the three months ended March 31, 2000, as compared to $2,115, or 9% of revenue, for the three months ended March 31, 1999. This increase results from anticipated cost increases.

  Research and Development
  ------------------------

  Research and development expenses were less than 2% of revenue for the three month periods ended March 31, 2000 and 1999.

  Interest Income
  ---------------

  Interest income for the first three months of 2000 decreased, compared to the same period in 1999, due to lesser amounts of cash invested.

  Interest Expense
  ----------------

  Interest expense for the first three months of 2000 decreased by 24% compared to the same period in 1999 as a result of decreases in bank guarantee fees.

  Other - Net
  -----------

  Other - Net represents primarily currency losses, net of currency gains, resulting from foreign currency transactions for the three months ended March 31, 2000.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 2000

                            (Thousands of Dollars)

                                  (Unaudited)
--------------------------------------------------------------------------------

  Pre-Tax Profit
  --------------

                                  Pre-Tax Profit by Segment
                  ----------------------------------------------------------
                     1st Quarter 2000                    1st Quarter 1999
                  ---------------------                ---------------------
                             Percentage                           Percentage
                  Amount      of total                 Amount      of total
                  ------     ----------                ------     ----------
Mecar               $975        61%                    $  737         36%
VSK                 $636        39%                    $1,320         64%

  Mecar's first quarter 2000 pre-tax profits increased by 32% over its profits in the first quarter of 1999 primarily due to the product mix of the orders in process. VSK Group's pre-tax profits through March 31, 2000 were less than 50% of its pre-tax profits in the first quarter of 1999 principally due to the inclusion of a very profitable foreign hotel project in the first quarter of 1999.

  Income Taxes
  ------------

  The effective tax rate in the first quarter of 2000 was 40% as compared to 39% in the first quarter of 1999.

  Net Earnings
  ------------

  The Company earned a $967 profit from continuing operations ($0.20 per share basic and diluted) in the first three months of 2000 compared with a $1,263 profit from continuing operations ($0.27 per share basic and diluted) in the first three months of 1999.

  In addition, in the first quarter of 2000, the Company reported (i) a $431 gain, net of income taxes, on the sale of Barnes & Reinecke, Inc. ("BRI") and
  (ii) a $54 profit from discontinued operation (i.e., the operations of BRI prior to completion of the sale) compared to $3 for the period ended March 31, 1999.

  Liquidity and Capital Resources
  -------------------------------

  During the first three months of 2000 and throughout 1999, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. In addition, Mecar has obtained a $10,000 line-of-credit from one of the bank pool participants. Mecar is limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates. At March 31, 2000, the Company had unrestricted cash (i.e., cash not required by the terms of the bank pool agreement to collateralize contracts) of approximately $6,711 compared with approximately $5,968 at December 31, 1999.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 2000

                            (Thousands of Dollars)

                                  (Unaudited)
--------------------------------------------------------------------------------

  Accounts receivable at March 31, 2000 decreased from December 31, 1999 levels by $993 due to greater shipments at the end of 1999. Costs and accrued earnings on uncompleted contracts increased by $19,026 from December 31, 1999 levels due to increased levels of work-in-progress. Inventories were increased from year-end levels by $936 due to increases in purchases for work-in-progress. The increase in other assets results primarily from the $900 note receivable due in connection with the sale of BRI.

  Current liabilities outstanding at the end of the first quarter of 2000 increased by $19,163 over such liabilities outstanding at the end of 1999 primarily due to loans outstanding at Mecar under its line-of-credit and increased accounts payable and accrued liabilities arising from the increased work -in-progress at Mecar.

  In summary, working capital was approximately $25,129 at March 31, 2000, which is a decrease of $694 from working capital at December 31, 1999. The decrease is primarily attributable to the Company's investment in work-in-process.

  Year 2000 Issue
  ---------------

  To date, the Company has not encountered any significant effects of the year 2000 issue either internally or with third parties. The Company cannot guarantee that problems will not occur in the future or have not yet been detected.

  Quantitative and Qualitative Market Risk Disclosure
  ---------------------------------------------------

  No material changes have occurred in the quantitative and qualitative market risk disclosures of the Company as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                          Allied Research Corporation

--------------------------------------------------------------------------------

PART II.        OTHER INFORMATION

         On March 23, 2000, the Company filed a Form 8-K reporting the sale of Barnes & Reinecke, Inc.

                          Allied Research Corporation



SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ALLIED RESEARCH CORPORATION



                                        /s/ W. Glenn Yarborough, Jr.
                                        -------------------------------
Date:  April 27, 2000                   W. Glenn Yarborough, Jr.
                                        President,
                                        Chief Executive Officer and
                                        Chief Financial Officer