Form 10-Q
period 2000-06-30
ALLIED RESEARCH CORP
filed 2000-08-01
CIK 3952

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q



Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                               June 30, 2000
                                                                   -------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to ______________________

                                                          Commission File Number
                                                                  0-2545

                                                          ----------------------

                          Allied Research Corporation
                         ----------------------------
            (Exact name of Registrant as specified in its charter)

Delaware                                                       04-2281015
-------------------------------                         ------------------------
(State or other jurisdiction of                         (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 260
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000: 4,857,184.

                          ALLIED RESEARCH CORPORATION

                                     INDEX

--------------------------------------------------------------------------------


                                                                           PAGE
PART I.   FINANCIAL INFORMATION - UNAUDITED                               NUMBER



  Item 1. Financial Statements



          Condensed Consolidated Balance Sheets

               June 30, 2000 and December 31, 1999..........................  2



          Condensed Consolidated Statements of Operations

               Three months and six months ended June 30, 2000 and 1999.....  3



          Condensed Consolidated Statements of Cash Flows

               Six months ended June 30, 2000 and 1999......................  4



          Notes to Condensed Consolidated Financial Statements..............  5



  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  8



PART II.  OTHER INFORMATION................................................. 13

                          Allied Research Corporation

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Thousands of Dollars)

                                    ASSETS

                                  (Unaudited)

--------------------------------------------------------------------------------


                                                                                       June 30, 2000           December 31, 1999
                                                                                       -------------           -----------------
CURRENT ASSETS
 Cash and equivalents                                                                     $ 8,658                    $ 5,968
 Restricted cash                                                                            7,648                      4,508
 Accounts receivable                                                                       10,190                      9,278
 Costs and accrued earnings on uncompleted contracts                                       33,355                     14,109
 Inventories                                                                                3,860                      3,519
 Prepaid expenses                                                                           1,651                        972
 Net assets of discontinued operation                                                           -                      4,199
                                                                                          -------                    -------

      Total current assets                                                                 65,362                     42,553

PROPERTY, PLANT AND EQUIPMENT, net of
 accumulated depreciation                                                                  11,181                     10,262

OTHER ASSETS
 Intangibles, net of accumulated amortization                                               4,160                      4,255
 Deferred taxes                                                                             1,747                      2,924
 Other                                                                                      1,085                        137
                                                                                          -------                    -------
                                                                                            6,992                      7,316
                                                                                          -------                    -------

                                                                                          $83,535                    $60,131
                                                                                          =======                    =======

CURRENT LIABILITIES
 Notes payable                                                                            $ 7,515                    $   609
 Current maturities of long-term debt                                                       1,348                      1,225
 Accounts payable                                                                          19,538                     10,757
 Accrued liabilities                                                                        7,082                      2,983
 Customer deposits                                                                          2,026                        492
 Income taxes                                                                               1,276                        664
                                                                                          -------                    -------

      Total current liabilities                                                            38,785                     16,730

LONG-TERM DEBT, less current maturities                                                     2,820                      3,080

CONTINGENCIES AND COMMITMENTS                                                                   -                          -

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; authorized, 10,000 shares; none issued                          -                          -
 Common stock, par value, $.10 per share; authorized 10,000,000 shares;
  issued and outstanding, 4,857,184 in 2000 and 4,836,722 in 1999                             485                        484

 Capital in excess of par value                                                            14,068                     13,907
 Retained earnings                                                                         34,016                     31,084
 Accumulated other comprehensive loss                                                      (6,639)                    (5,154)
                                                                                          -------                    -------
                                                                                           41,930                     40,321
                                                                                          -------                    -------

                                                                                          $83,535                    $60,131
                                                                                          =======                    =======

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                          Allied Research Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Thousands of Dollars)

                                  (Unaudited)

-------------------------------------------------------------------------------

                                                                 Three months ended           Six months ended
                                                                      June 30,                    June 30,
                                                              ------------------------    ------------------------
                                                                 2000          1999          2000          1999
                                                              ----------    ----------    ----------    ----------
Revenue                                                       $   28,548    $    7,436    $   52,022    $   31,236

Cost and expenses
 Cost of sales                                                    23,628         7,944        42,585        27,568
 Selling and administrative                                        2,266         2,688         4,603         4,803
 Research and development                                            353           443           749           840
                                                              ----------    ----------    ----------    ----------
                                                                  26,247        11,075        47,937        33,211
                                                              ----------    ----------    ----------    ----------

    Operating income (loss)                                        2,301        (3,639)        4,085        (1,975)

Other (income) deductions
 Interest income                                                    (201)         (188)         (315)         (407)
 Interest expense                                                    370           259           524           461
 Other                                                              (286)          (69)         (153)         (445)
                                                              ----------    ----------    ----------    ----------
                                                                    (117)            2            56          (391)
                                                              ----------    ----------    ----------    ----------

    Earnings (loss) before discontinued operation and
     income taxes                                                  2,418        (3,641)        4,029        (1,584)


Income tax expense                                                   969           455         1,613         1,249
                                                              ----------    ----------    ----------    ----------

    Earnings (loss) from continuing operations                     1,449        (4,096)        2,416        (2,833)

Discontinued operation -
 Engineering and technical segment
   (Loss) income from operations, net of income taxes                  -          (329)           54          (326)
   Gain on sale, net of income taxes                                  31             -           462             -
                                                              ----------    ----------    ----------    ----------
                                                                      31          (329)          516          (326)
                                                              ----------    ----------    ----------    ----------

      NET EARNINGS (LOSS)                                     $    1,480    $   (4,425)   $    2,932    $   (3,159)
                                                              ==========    ==========    ==========    ==========

Earnings per share
 Basic
   Continuing operations                                      $      .30    $     (.86)   $      .50    $     (.59)
   Discontinued operation                                            .01          (.07)          .11          (.07)
                                                              ----------    ----------    ----------    ----------
    Net income (loss)                                         $      .31    $     (.93)   $      .61    $     (.66)
                                                              ==========    ==========    ==========    ==========
 Diluted
   Continuing operations                                             .30          (.86)   $      .50    $     (.59)
   Discontinued operation                                            .01          (.07)          .11          (.07)
                                                              ----------    ----------    ----------    ----------
    Net income (loss)                                         $      .31    $     (.93)   $      .61    $     (.66)
                                                              ==========    ==========    ==========    ==========

Weighted average number of common shares:

 Basic                                                         4,753,513     4,757,214     4,849,812     4,805,114

 Diluted                                                       4,754,619     4,757,214     4,815,577     4,805,114

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                          Allied Research Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                                                Six months ended June 30
                                                                                                ------------------------
Increase (decrease) in cash and equivalents                                                        2000           1999
                                                                                                 --------       --------

Cash flows from continuing operating activities
 Net earnings  (loss)                                                                            $  2,932       $ (3,159)
 Adjustments to reconcile net earnings to net cash (used in) provided by continuing operating activities
    Depreciation and amortization                                                                     754          1,300
    Gain on sale of discontinued operation                                                           (462)             -
    Income (loss) from discontinued operation                                                         (54)           326
    Changes in assets and liabilities
      Accounts receivable                                                                          (1,204)         2,811
      Costs and accrued earnings on uncompleted contracts                                         (21,876)        12,615
      Inventories                                                                                    (576)        (2,320)
      Prepaid expenses and other assets                                                            (1,188)         8,018
      Accounts payable, accrued liabilities and customer deposits                                  16,011        (17,249)
      Income taxes                                                                                  1,861            839
                                                                                                 --------       --------

       Net cash (used in) provided by continuing operating activities                              (3,802)         3,181

Cash flows (used in) investing activities
 Capital expenditures                                                                              (2,084)        (1,498)
 Proceeds from sale of stock of subsidiary                                                          2,822              -
 Restricted cash and restricted deposits                                                           (3,140)         5,024
 Payment for acquisition, net of cash acquired                                                       (826)             -
                                                                                                 --------       --------

       Net cash (used in) provided by investing activities                                         (3,228)         3,526

Cash flows from financing activities
 Proceeds from long-term debt                                                                         429              -
 Principal payments on long-term debt                                                                (123)             -
 Net increase (decrease) in short-term borrowings                                                   7,712         (1,371)
 Stock award/stock plan                                                                               172            551
 Options exercised                                                                                    116             16
 Net (decrease) increase in long-term deposits                                                          -            350
 Retirement of common stock                                                                          (123)           (73)
                                                                                                 --------       --------

       Net cash provided by (used in) financing activities                                          8,183           (527)
                                                                                                 --------       --------

       Net increase in cash from continuing operations                                              1,153          6,180

 Effects of exchange rate changes on cash                                                           1,537           (947)
                                                                                                 --------       --------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    2,690          5,233

Cash and equivalents at beginning of year                                                           5,968         10,233
                                                                                                 --------       --------

Cash and equivalents at end of period                                                            $  8,658       $ 15,466
                                                                                                 ========       ========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
 Cash paid during the period for
   Interest                                                                                      $    513       $    273
   Taxes                                                                                              618          1,162

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                          Allied Research Corporation

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2000

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The condensed consolidated balance sheets as of June 30, 2000 and December
  31, 1999, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2000 and 1999 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

  The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and its subsidiaries, ARC Europe, S.A. (ARC Europe), a Belgian company, Barnes & Reinecke, Inc. (BRI), a Delaware Corporation (which discontinued operations) and Allied Research Corporation Limited (Limited), a United Kingdom company.

  ARC Europe includes its wholly-owned subsidiaries Mecar S.A. (Mecar) and the VSK Group of companies. Mecar includes a related Belgian subsidiary, Sedachim, S.I. The VSK Group is comprised of Tele Technique Generale, S.A., I.D.C.S., N.V. and VSK Electronics N.V. and its wholly-owned subsidiaries, Belgian Automation Units, N.V. and Vigitec S.A. (Vigitec), which was acquired in a purchase transaction on December 14, 1999.

  Significant intercompany transactions have been eliminated in consolidation.

NOTE 3 - RESTRICTED CASH

  Mecar is generally required under the terms of its contracts to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees place restrictions on cash deposits and other liens on Mecar's assets. The VSK Group has also pledged certain term deposits to secure outstanding bank guarantees.

  Restricted cash of $7,648 and $4,508 included in current assets at June 30, 2000 and December 31, 1999, respectively, was restricted or pledged as collateral for these agreements and other obligations.

NOTE 4 - DISCONTINUED OPERATION

  On December 10, 1999, the Company contracted to sell the engineering and technical segment of its business. Settlement of the sale occurred on March 10, 2000 and resulted in a gain of $462, net of taxes.

                          Allied Research Corporation

                                 June 30, 2000

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 5 - INVENTORIES

  Inventories are composed of raw materials and supplies.

NOTE 6 - NOTES PAYABLE

  Mecar has a line-of-credit of up to $10,000 for working capital. Approximately $7,515 of the line was used at June 30, 2000. There was no amount outstanding at December 31, 1999.

NOTE 7 - CREDIT FACILITY

  The Company is obligated under various credit agreements (the "Agreements") with its foreign banking pool and its domestic bank that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. These fees are charged to interest expense. As of June 30, 2000 and December 31, 1999, guarantees and performance bonds of $20,558 and $6,913, respectively, remain outstanding.

  Advances under the Agreements are secured by restricted cash at June 30, 2000 and December 31, 1999 of $7,648 and $4,508, respectively. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $26 million on Mecar's assets.
  Certain Agreements provide for restrictions on payments or transfers to Allied and its affiliates for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.

NOTE 8 - LONG-TERM FINANCING

  Mecar is obligated on a mortgage with a balance of approximately $2,000 on its manufacturing and administration facilities. The loan is payable in annual principal installments of approximately $550 and matures in 2004. The Company is also obligated on several mortgages on the VSK Group's buildings which have a balance of approximately $800 at June 30, 2000. These mortgages are payable in annual installments of approximately $250 plus interest.

  Scheduled annual maturities of long-term obligations as of June 30, 2000 are approximately as follows:

                       Year                                Amount
                       ----                                ------
                       2001                                $1,348
                       2002                                 1,049
                       2003                                   966
                       2004                                   794
                       2005                                    11

                          Allied Research Corporation

                                 June 30, 2000

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 9 - INCOME TAXES

  As of December 31, 1999, the Company had unused foreign tax credit carryforwards of approximately $1,400 which expire through 2004.

  Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $12,400 at June 30, 2000. Determination of the amount of unrecognized deferred tax liabilities is not practicable.


NOTE 10 - EARNINGS (LOSS) PER SHARE

  Incremental shares from the assumed conversion of stock options outstanding have been included in the diluted per share computation.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 2000

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Report on Form 10-Q for the three month period ended March 31, 2000 and presumes the readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K and Form 10-Q.

  The Company conducts its business through its subsidiary, ARC Europe, S. A. ("ARC Europe"). ARC Europe includes its subsidiaries, Mecar, S.A. ("Mecar"), a Belgian corporation; and a group of Belgian corporations acquired in 1994, 1995 and 1999 led by VSK Electronics, N.V., Teletechnique General, S.A., IDCS, N.V. and Vigitec S.A. (collectively, the "VSK Group"). This discussion refers to the financial condition and results of operations of the Company on a consolidated basis.

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

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

                                 June 30, 2000

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  Revenue
  -------

  Revenue for the first (6) six months of 2000 was $52,022, an increase of 67% over the comparable period in 1999, principally due to increased revenue from Mecar.

                                           Revenues by Segment
                                        Six months ended June 30,
                                     2000                      1999
                            ----------------------    ----------------------
                                       Percentage                Percentage
                             Amount     of total       Amount     of total
                            -------   ------------    -------   ------------
             Mecar          $41,431        80%        $20,626          66%
             VSK Group      $10,591        20%        $10,610          34%

  Revenue for the quarter ended June 30, 2000 was $28,548, a $21,112 increase over the quarter ended June 30, 1999. Mecar had revenue of $22,816 for the second quarter of 2000, a $21,178 increase over the second quarter of 1999; and the revenue of the VSK Group of $5,732 for the quarter ended June 30, 2000 increased by 2% over the comparable period in 1999.

  Mecar's increased revenue is principally due to increased business from its historic customer base as well as increased revenues from previously announced FMS contracts. Mecar's revenue continues to be derived from direct and indirect sales to foreign governments. Sales to Mecar's principal customers continue to represent the vast majority of its sales. Sales to these principal customers have historically been made with the assistance of an independent marketing representative, which also provided significant product and customer support. Mecar has designated an affiliate of the representative as its distributor/value added reseller of products to the principal customers. Accordingly, in the future, it is expected that Mecar's revenue will be primarily in the form of indirect sales to these principal customers. While this may result in lower Mecar revenue in future periods, the Company does not anticipate that this change will adversely affect Mecar, its operations, or its profitability.

  The revenue of the VSK Group reflects the December 2000 acquisition of Vigitec, S.A. Revenue from the other VSK Group entities decreased during the first half of 2000 as compared to the first half of 1999. The Company believes that such decrease reflects a temporary lull in the business of the VSK Group.

  The revenue of the Company was also adversely affected by currency fluctuations in the first half of 2000. For example, the revenue of the VSK Group for the first half of 2000 increased by approximately 13.4% over the comparable 1999 period in Belgian francs, the functional currency of the VSK Group.

  Backlog
  -------

  As of June 30, 2000, the Company's backlog was $94,000 compared with $105,000 at December 31, 1999 and $117,000 at March 31, 2000.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

                                 June 30, 2000

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  At June 30, 2000 and 1999, respectively the backlog of each of the Company's operating units was as follows:

                                              June 30,
                                        --------------------
                                         2000          1999
                                        ------       -------
            Mecar                      $82,000       $52,000
            VSK Group                   12,000        13,000

  Operating Costs and Expenses
  ----------------------------

  Cost of sales for the first six (6) months of 2000 was approximately $42,585, or 82% of revenue, as compared to $27,568, or 88% of revenue, for the first six (6) months of 1999.

  Cost of sales for the second quarter of 2000 was approximately $23,628, or 83% of revenue compared to $7,944, or 107% of revenue for the second quarter of 1999.

  Selling and administrative expenses were approximately $4,603, or 9% of revenue, for the six (6) months ended June 30, 2000, as compared to $4,803, or 15% of revenue, for the six (6) months ended June 30, 1999.

  Selling and administrative expenses were approximately $2,266, or 8% of revenue for the three months ended June 30, 2000 as compared to $2,688, or 36% for the three months ended June 30, 1999.

  Selling and administrative expenses in the first half of 1999 were adversely affected by a proxy contest.

  Research and Development
  ------------------------

  Research and development expenses were 1.4% and 1.2% as a percentage of sales for the six (6) months and three (3) months periods ended June 30, 2000, respectively, as compared to 2.7% and 6%, respectively, for the comparable periods in 1999.

  Interest Income
  ---------------

  Interest income for the first six (6) months and three (3) months periods of 2000 was comparable to the corresponding periods of 1999.

  Interest Expense
  ----------------

  Interest expense (including bank fees) for the six (6) months ended June 30, 2000 was $524, compared to $461 for the comparable period in 1999. Similarly, interest expense increased during the second quarter of 2000 compared to the second quarter of 1999. All such increases are principally due to increased levels of borrowing at Mecar.

  Other - Net
  -----------

  Other - Net represents primarily currency gains, net of currency losses, resulting from foreign currency transactions for the periods ended June 30, 1999 and 2000.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

                                 June 30, 2000

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  Pre-Tax Profit from Continuing Operations
  -----------------------------------------

                                           Six months ended June 30,
                                           2000                 1999
                                          ------               ------
          Mecar                           $2,526              $(3,784)
          VSK Group                        1,503              $ 2,200

  The Company's return to profitability is attributable to the increased revenue at Mecar.

  Income Taxes
  ------------

  The effective tax rate in the first six (6) months of 2000 was 40%. In the first six (6) months of 1999, the effective tax rate differs from the anticipated rate due to net operating losses.

  Net Earnings
  ------------

  The Company earned a $2,416 net profit from continuing operations ($.50 per share basic and diluted) for the first six (6) months of 2000 compared with a $2,833 net loss from continuing operations ($0.59 per share basic and diluted) for the comparable period in 1999. The Company earned a $1,449 profit from continuing operations ($0.30 per share basic and diluted) in the second quarter of 2000 compared with a $4,096 loss from continuing operations ($0.86 per share basic and diluted) in the second quarter of 1999.

  In addition, in the first half of 2000, the Company reported (i) a $462 gain, net of income taxes, on the sale of Barnes and Reinecke, Inc. ("BRI") and (ii) a $54 profit from discontinued operations (i.e., the operations of BRI prior to the sale) compared to a $326 loss from discontinued operations during the first six (6) months of 1999.

  Given the substantial amount of Mecar backlog scheduled for completion during the balance of calendar year 2000, the Company anticipates that profits for the third and fourth quarters of 2000 will be in excess of the profits reported in the first half of 2000.

  Liquidity and Capital Resources
  -------------------------------

  During the first six (6) months of 2000 and throughout 1999, the Company funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts.

  Mecar continues to finance its activities via credit facilities supplied by a foreign bank pool. Mecar is limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates.

  The VSK Group continues to reduce its bank and other long-term indebtedness.

  In the second quarter of 2000, the Company made an advance to fund Mecar's working capital requirement. The advance has been repaid to the Company.

  In the first half of 2000, the Company repurchased 15,000 shares of its common stock in market transactions.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

                                 June 30, 2000

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  At June 30, 2000, the Company had unrestricted cash (i.e., cash not required by the terms of the bank pool agreement to collateralize contracts) of approximately $8,658 compared with approximately $5,968 at December 31, 1999.

  Accounts receivable at June 30, 2000 increased from December 31, 1999 levels by $912 due to increased shipments in the first half of 2000. Costs and accrued earnings on uncompleted contracts increased by $19,246 over December 31, 1999 levels due to increased levels of work-in-progress. Inventories increased from year-end levels by $341 due to increased purchases during the first half of 2000. Current liabilities increased by $22,055 from December 31, 1999 levels principally as a result of increases in accounts and notes payable and accrued expenses to meet increased production levels.

  In summary, working capital was approximately $26,577 at June 30, 2000, which is an increase of $754 over working capital at December 31, 1999.

  Quantitative and Qualitative Market Risk Disclosure
  ---------------------------------------------------

  No material changes have occurred in the quantitative and qualitative market risk disclosures of the Company as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                          Allied Research Corporation

                                 June 30, 2000

-------------------------------------------------------------------------------

PART II.  OTHER INFORMATION

  Submission of Matters to a Vote of Security Holders
  ---------------------------------------------------

  On June 7, 2000, the Company held its annual meeting of shareholders.

  The Company's shareholders re-elected W. Glenn Yarborough, Jr., J. R. Sculley, Clifford C. Christ, Harry H. Warner, J. H. Binford Peay, III, Bruce W. Waddell and Ronald H. Griffith as members of the Board of Directors of the Company.

  The following votes were cast in connection with the election of directors:

          Nominees                          In Favor              Withheld
          --------                          --------              --------
          Clifford C. Christ                3,396,699              211,984
          Ronald H. Griffith                3,402,121              206,562
          J. H. Binford Peay, III           3,399,121              209,562
          J. R. Sculley                     3,392,637              216,046
          Bruce W. Waddell                  3,394,121              214,562
          Harry H. Warner                   3,402,979              205,704
          W. Glenn Yarborough, Jr.          3,570,908               37,775

  The Company's shareholders ratified the appointment of Grant Thornton LLP as the Company's independent auditors for 2000. The following votes were cast in connection with such ratification:

                         For           Against            Abstain
                         ---           -------            -------
                      3,586,712         16,187             5,784

  No reports on Form 8-K were filed by the Company in the second quarter of 2000.

                          Allied Research Corporation

                                 June 30, 2000

--------------------------------------------------------------------------------



SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         ALLIED RESEARCH CORPORATION



                                         /s/ W. Glenn Yarborough, Jr.
                                         ----------------------------
Date: August 1, 2000                     W. Glenn Yarborough, Jr.
                                         President,
                                         Chief Executive Officer and
                                         Chief Financial Officer