Form 10-Q
period 2000-09-30
ALLIED RESEARCH CORP
filed 2000-10-24
CIK 3952

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q


Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                         September 30, 2000
                                                             ------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________________ to____________________

  Commission File Number 0-2545
                         ------

                          Allied Research Corporation
          -----------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        Delaware                                              04-2281015
-------------------------------                        -------------------------
(State or other jurisdiction of                        (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 260
Vienna, Virginia                                                22182
----------------------------------------                        -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    X     No _________
       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2000: 4,832,153

                          Allied Research Corporation

                                     INDEX

--------------------------------------------------------------------------------

                                                                                    PAGE
PART I.   FINANCIAL INFORMATION - UNAUDITED                                        NUMBER
     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets

                 December 31, 1999 and September 30, 2000..........................     3


             Condensed Consolidated Statements of Operations

                 Three months and nine months ended September 30, 2000 and 1999....     4


             Condensed Consolidated Statements of Cash Flows

                 Nine months ended September 30, 2000 and 1999.....................     5


             Notes to Condensed Consolidated Financial Statements..................     6


     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations.............................................     9


     Item 3. Quantitative and Qualitative Market Risk Disclosure...................    14


PART II.     OTHER INFORMATION.....................................................    15

                          Allied Research Corporation

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                     ASSETS

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                                 September 30, 2000     December 31, 1999
                                                                                 ------------------     -----------------
CURRENT ASSETS
 Cash and equivalents                                                                 $  4,419               $ 5,968
 Restricted cash                                                                         3,444                 4,508
 Accounts receivable                                                                    12,096                 9,278
 Costs and accrued earnings on uncompleted contracts                                    39,840                14,109
 Inventories                                                                             4,408                 3,519
 Prepaid expenses                                                                        7,385                   972
 Net assets of discontinued operation                                                        -                 4,199
                                                                                      --------               -------

      Total current assets                                                              71,592                42,553

PROPERTY, PLANT AND EQUIPMENT, net of
 accumulated depreciation                                                               10,646                10,262

OTHER ASSETS
 Intangibles, net of accumulated amortization                                            3,706                 4,255
 Deferred taxes                                                                            250                 2,924
 Other                                                                                     120                   137
                                                                                      --------               -------
                                                                                         4,076                 7,316
                                                                                      --------               -------

                                                                                      $ 86,314               $60,131
                                                                                      ========               =======

CURRENT LIABILITIES
 Notes payable                                                                        $  4,717               $   609
 Current maturities of long-term debt                                                    1,139                 1,225
 Accounts payable                                                                       19,597                10,757
 Accrued liabilities                                                                     4,640                 2,983
 Customer deposits                                                                      10,062                   492
 Income taxes                                                                            1,686                   664
                                                                                      --------               -------

      Total current liabilities                                                         41,841                16,730

LONG-TERM DEBT, less current maturities                                                  3,269                 3,080

CONTINGENCIES AND COMMITMENTS                                                                -                     -

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; authorized, 10,000 shares; none issued                       -                     -
 Common stock, par value, $.10 per share; authorized 10,000,000 shares;
  issued and outstanding, 4,832,153 in 2000 and 4,836,722 in 1999                          483                   484
 Capital in excess of par value                                                         13,874                13,907
 Retained earnings                                                                      37,136                31,084
 Accumulated other comprehensive loss                                                  (10,289)               (5,154)
                                                                                      --------               -------
                                                                                        41,204                40,321
                                                                                      --------               -------

                                                                                      $ 86,314               $60,131
                                                                                      ========               =======

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                     Three months ended        Nine months ended
                                                                       September 30,             September 30,
                                                                  ------------------------  -----------------------
                                                                     2000         1999         2000         1999
                                                                  ----------   ----------   ----------   ----------
Revenue                                                           $   25,308   $    7,216   $   77,332   $   38,452

Costs and expenses
 Cost of sales                                                        17,180        6,938       59,766       33,416
 Selling and administrative                                            3,200        3,431        7,804        9,324
 Research and development                                                337          414        1,086        1,254
                                                                  ----------   ----------   ----------   ----------
                                                                      20,717       10,783       68,656       43,994
                                                                  ----------   ----------   ----------   ----------

      Operating income (loss)                                          4,591       (3,567)       8,676       (5,542)

Other (income) deductions
 Interest income                                                        (199)        (225)        (514)        (632)
 Interest expense                                                        401          343          925          804
 Other - net                                                            (877)        (122)      (1,030)        (567)
                                                                  ----------   ----------   ----------   ----------
                                                                        (675)          (4)        (619)        (395)
                                                                  ----------   ----------   ----------   ----------

      Earnings (loss) before discontinued operation and income
       taxes                                                           5,266       (3,563)       9,295       (5,147)


Income tax expense                                                     2,146          147        3,759        1,396
                                                                  ----------   ----------   ----------   ----------

      Earnings (loss) from continuing operation                        3,120       (3,710)       5,536       (6,543)

Discontinued operation -
 Engineering and technical segment
   Income (loss) from operations, net of income taxes                      -         (169)          54         (495)
   Gain on sale, net of income taxes                                       -            -          462            -
                                                                  ----------   ----------   ----------   ----------
                                                                           -         (169)         516         (495)
                                                                  ----------   ----------   ----------   ----------

      NET EARNINGS (LOSS)                                         $    3,120   $   (3,879)  $    6,052   $   (7,038)
                                                                  ==========   ==========   ==========   ==========

Earnings (loss) per share
 Basic
   Continuing operations                                          $      .64   $     (.77)  $     1.14   $    (1.36)
   Discontinued operation                                                  -         (.03)         .11         (.10)
                                                                  ----------   ----------   ----------   ----------
    Net income (loss)                                             $      .64   $     (.80)  $     1.25   $    (1.46)
                                                                  ==========   ==========   ==========   ==========
 Diluted
   Continuing operations                                          $      .64   $     (.77)  $     1.14   $    (1.36)
   Discontinued operation                                                  -         (.03)         .11         (.10)
                                                                  ----------   ----------   ----------   ----------
    Net income (loss)                                             $      .64   $     (.80)  $     1.25   $    (1.46)
                                                                  ==========   ==========   ==========   ==========

Weighted average number of shares

 Basic                                                             4,845,079    4,835,821    4,848,235    4,815,464

 Diluted                                                           4,847,445    4,838,078    4,854,685    4,820,025

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                                         Nine months ended
                                                                                           September 30,
                                                                                        -------------------
Increase (decrease) in cash and equivalents                                               2000       1999
                                                                                        --------   --------
Cash flows from operating activities
 Net earnings (loss)                                                                    $  6,052   $ (6,543)
 Adjustments to reconcile net earnings to net cash (used in)
   operating activities
    Depreciation and amortization                                                          2,515      1,658
    Gain on sale of discontinued operations                                                 (462)         -
    (Income) loss from discontinued operations                                               (54)       495
    Changes in assets and liabilities
      Accounts receivable                                                                 (2,932)    10,369
      Costs and accrued earnings on uncompleted contracts                                (29,441)    11,048
      Inventories                                                                         (1,421)    (1,248)
      Prepaid expenses and other assets                                                   (5,615)    (5,959)
      Accounts payable, accrued liabilities and customer deposits                         22,195    (12,274)
      Income taxes                                                                         1,319        816
                                                                                        --------   --------

       Net cash used in continuing operating activities                                   (7,844)    (2,133)

Cash flows from (used in) investing activities
 Capital expenditures                                                                     (3,028)    (2,037)
 Restricted cash and deposits                                                             (1,064)     6,670
                                                                                        --------   --------

       Net cash (used in) provided by investing activities                                (4,092)     4,633

Cash flows from financing activities
 Principal payments of long-term debt                                                       (799)      (976)
 Proceeds from long-term borrowings                                                          862          -
 Net increase in short-term borrowings                                                     6,370        834
 Stock grant/stock plan                                                                      255        628
 Options exercised                                                                           115         16
 Retirement - common stock                                                                  (387)       (73)
                                                                                        --------   --------

       Net cash provided by financing activities                                           6,416        429

Net cash provided by (used in) discontinued operations                                       516       (495)

Effects of exchange rate changes on cash                                                   3,455        880
                                                                                        --------   --------

       NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS
                                                                                          (1,549)     3,809

Cash and equivalents at beginning of period                                                5,968     10,235
                                                                                        --------   --------

Cash and equivalents at end of period                                                   $  4,419   $ 14,042
                                                                                        ========   ========

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
 Cash paid during the period for
     Interest                                                                           $    791   $    379
     Taxes                                                                                 5,991      1,147

The accompanying notes are an integral part of these statements.

                          ALLIED RESEARCH CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

                             (THOUSANDS OF DOLLARS)

                                  (Unaudited)

-------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The condensed consolidated balance sheets as of September 30, 2000, the condensed consolidated statements of operations for the three and six month periods ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2000, results of operations for the three and nine month periods ended September 30, 2000 and 1999 and changes in cash flows for the nine month periods ended September 30, 2000 and 1999 have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 Form 10-K and the Company's March 31, 2000 and June 30, 2000 Forms 10-Q filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the three and nine month periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and its subsidiaries, ARC Europe, S.A. (ARC Europe), a Belgian company, Barnes & Reinecke, Inc.
     (BRI), a Delaware Corporation (which discontinued operations) and Allied Research Corporation Limited (Limited), an inactive United Kingdom company.

     ARC Europe includes its wholly-owned subsidiaries Mecar S.A. (Mecar) and the VSK Group of companies. Mecar includes a related Belgian subsidiary, Sedachim, S.I. The VSK Group is comprised of Tele Technique Generale, S.A., I.D.C.S., S.A. and VSK Electronics N.V. and its wholly-owned subsidiaries, Belgian Automation Units, N.V. and Vigitec S.A. (Vigitec), which was acquired in a purchase transaction on December 14, 1999.

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

     Restricted cash of $3,444 and $4,508 included in current assets at September 30, 2000 and December 31, 1999, respectively, was pledged as collateral for these agreements and other obligations.

                          ALLIED RESEARCH CORPORATION

                               September 30, 2000

                             (THOUSANDS OF DOLLARS)

                                  (Unaudited)

-------------------------------------------------------------------------------

NOTE 4 - DISCONTINUED OPERATION

     On December 10, 1999, the Company contracted to sell BRI, the engineering and technical segment of its business. Settlement of the sale occurred on March 10, 2000 and resulted in a gain of $462, net of taxes.

NOTE 5 - INVENTORIES

  Inventories are composed of raw materials and supplies.

NOTE 6 - NOTES PAYABLE

     Mecar has a $10,000 line-of-credit for working capital. Approximately $4,226 of the line was used at September 30, 2000. There was no amount outstanding at December 31, 1999.

NOTE 7 - CREDIT FACILITY

     The Company is obligated under various credit agreements (the "Agreements") with its foreign banking pool that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the credit facility is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. These fees are charged to interest expense. As of September 30, 2000 and December 31, 1999, guarantees and performance bonds of $19,581 and $20,558, respectively, remain outstanding.

     The Company's obligations under the Agreements are secured by restricted cash at September 30, 2000 and December 31, 1999 of $3,444 and $4,508, respectively. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $26 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and its affiliates for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.

NOTE 8 - LONG-TERM FINANCING

     Mecar is obligated on a mortgage with a balance of approximately $1,700 on its manufacturing and administration facilities. The loan is payable in annual principal installments of approximately $500 and matures in 2004. The Company is also obligated on several mortgages on the VSK Group's buildings which have a balance of approximately $335 at September 30, 2000. These mortgages are payable in annual installments of approximately $250 plus interest.

                          ALLIED RESEARCH CORPORATION

                               September 30, 2000

                             (THOUSANDS OF DOLLARS)

                                  (Unaudited)


--------------------------------------------------------------------------------

NOTE 8 - LONG-TERM FINANCING - Continued

   Scheduled annual maturities of long-term obligations as of September 30, 2000 are approximately as follows:

                      Year          Amount
                      ----          ------

                      2001          $1,139
                      2002           1,130
                      2003             957
                      2004             942
                      2005             240


NOTE 9 - INCOME TAXES

     As of December 31, 1999, the Company had unused foreign tax credit carryforwards of approximately $1,400 which expire through 2004.

     Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $18,400 at September 30, 2000. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

NOTE 10 - EARNINGS (LOSS) PER SHARE

     Incremental shares from the assumed conversion of stock options outstanding have been included in the diluted per share computation.

                          ALLIED RESEARCH CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 2000

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

     The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the Company's Quarterly Reports on Forms 10-Q for the periods ended March 31, 2000 and June 30, 2000 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K and Forms 10-Q.

     The Company conducts its business through its subsidiary, ARC Europe S.A. ("ARC Europe"). ARC Europe operates through its subsidiaries, Mecar, S.A. ("Mecar"), a Belgian corporation; and a group of Belgian corporations led by VSK Electronics, N.V., Tele Technique Generale, S.A., IDCS, N.V. and VIGITEC, S.A. (collectively the "VSK Group"). This discussion refers to the financial condition and results of operations of the Company on a consolidated basis.

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

                          ALLIED RESEARCH CORPORATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 2000

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

     Revenue
     -------

                                                Revenues by Segment
                    Nine months ended September 30,            Three months ended September 30,
                      2000                   1999                  2000                1999
               -------------------   -------------------   -------------------   ------------------
                        Percentage            Percentage            Percentage           Percentage
                Amount   of total     Amount   of total     Amount   of total    Amount   of total
               -------  ----------   -------  ----------   -------  ----------   ------  ----------
Mecar          $63,171      82%      $23,780      50%      $21,738      86%      $3,153      44%
VSK Group       14,161      18%       14,673      31%        3,570      14%       4,063      56%

     The Company's revenue was adversely affected by currency fluctuations in the first nine months of 2000. Mecar operates principally in Euros and the VSK Group operates principally in Belgian francs. For the nine month period ended September 30, 2000, the values of the Euro and the Belgian franc have declined by 14% versus the U.S. dollar.

     Revenue for the first nine months of 2000 was $77,332, an increase of $38,879 over the comparable period in 1999, principally due to increased revenue from Mecar. A substantial portion of Mecar's third quarter 2000 revenue is from sales to its recently designated distributor/value added reseller.

     Revenue from the VSK Group decreased during the first nine months of 2000 as compared to the same period in 1999. The Company believes that such decrease reflects a return to normal growth after the surge of business in 1999 from Y2K system updates. Revenue increased 16% over the comparable period in 1999 when calculated in its functional currency (Belgian francs).

  Backlog
  -------

     As of September 30, 2000, the Company's backlog was $87,300 compared with $105,000 at December 31, 1999 and $77,000 at September 30, 1999.

     The backlog of each of the Company's operating units was as follows:

                                        September 30,
                                     ------------------
                                      2000        1999
                                     -------    -------

                    Mecar            $76,800    $64,300
                    VSK Group         10,500     12,700


     Operating Costs and Expenses
     ----------------------------

     Cost of sales for the first nine months of 2000 was approximately $59,766, or 77% of sales as compared to $33,416, or 87% of sales for the first nine months of 1999.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                              September 30, 2000

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  Cost of sales for the third quarter of 2000 was approximately $17,180, or 68% of sales as compared to $6,938, or 96% of sales for the third quarter of 1999.

  The percentage decrease experienced in 2000 results from the increased revenue at Mecar and Mecar's rework of product in 1999.

  Selling and administrative expenses were approximately $7,804, or 10% of sales for the nine months ended September 30, 2000, as compared to $9,324 or 24% of sales for the nine months ended September 30, 1999.

  Selling and administrative expenses were approximately $3,200, or 13% of revenue for the three months ended September 30, 2000 as compared to $3,431, or 48% for the three months ended September 30, 1999.

  Selling and administrative expenses in 1999 were adversely affected by a proxy contest. In addition, the Company continues to implement its cost control program.

  Research and Development
  ------------------------

  Research and development expenses were 1% as a ratio of sales for each of the nine months and three months periods ended September 30, 2000. For the nine month period ended September 30, 1999, the ratio to sales was 3%. For the three month period ended September 30, 1999 it was 6%.

  Interest Income
  ---------------

  Interest income for each of the nine months and three months periods of 2000 decreased from the comparable periods of 1999, principally as a result of decreased amounts of cash invested.

  Interest Expense
  ----------------

  Interest expense (including bank fees) for the nine months ended September 30, 2000 was $925 compared to $804 for the comparable period in 1999. Interest expense increased during the third quarter of 2000 compared to the third quarter of 1999 by approximately $58. All such increases are principally due to increased levels of borrowing at Mecar.

  Other - Net
  -----------

  The increase in Other - Net represents net currency gains, resulting from foreign currency transactions for the nine months ended September 30, 2000.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                              September 30, 2000

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  Pre-Tax Profit from Continuing Operations
  -----------------------------------------

                                 Nine months ended
                                    September 30,
                                2000          1999
                                ----          ----

                    Mecar      $7,156       $(7,820)
                    VSK Group   2,139         2,673

  The Company's return to profitability is attributable to the increased revenue at Mecar. The Company has begun to realize increased pre-tax profit margins as a percentage of its gross revenue resulting from sales to its distributor/value added reseller.

  The VSK Group's 1999 profits were favorably impacted by a surge in Y2K system updates.

  Income Taxes
  ------------

  The effective tax rate in the first nine months of 2000 and the quarter ended September 30, 2000 was 40%. In the first nine months of 1999, the effective rate differs from the anticipated rate due to net operating losses not recognized for financial reporting purposes.

  Net Earnings
  ------------

  The Company earned a $5,536 net profit from continuing operations ($1.14 per share basic and diluted) for the first nine months of 2000 compared with a $6,543 net loss from continuing operations ($1.36 per share basic and diluted) for the comparable period in 1999. The Company earned a $3,120 profit from continuing operations ($0.64 per share basic and diluted) in the third quarter of 2000 compared with a $3,710 loss from continuing operations ($.77 per share basic and diluted) in the comparable 1999 period.

  As indicated above, the Company's increase in profit results from a significant increase in sales over previous periods and increased profit margins. The Company's ability to sustain these margins and results is dependent upon future contract awards and product mix.

  In addition, in the first nine months of 2000, the Company reported (i) a $462 gain, net of income taxes, on the sale of Barnes and Reinecke, Inc. ("BRI") and (ii) a $54 profit from discontinued operations (i.e., the operations of BRI prior to the sale) compared to a $495 loss from discontinued operations during the first nine months of 1999.

  Liquidity and Capital Resources
  -------------------------------

  Mecar continues to finance its activities via credit facilities supplied by a foreign bank pool. Mecar is limited by its bank pool agreement in the amounts it may transfer to Allied or other affiliates.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                              September 30, 2000

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  During the first nine months of 2000, Mecar utilized a $10,000 line of credit provided by certain members of the bank pool. At September 30, 2000, Mecar was indebted under the line of credit for $4,226. During the second quarter of 2000, Allied made an advance to Mecar to assist it with its working capital requirements, which loan has been repaid. In the third quarter of 2000, Allied made an additional advance to fund Mecar's working capital requirements. The advance is scheduled to be repaid to Allied in the fourth quarter of 2000.

  The VSK Group funds its operations principally with internally generated cash and continues to reduce its bank and other long-term indebtedness.

  In the first nine months of 2000, Allied repurchased 48,688 shares of its common stock in market transactions.

  At September 30, 2000, the Company had unrestricted cash (i.e., cash not required by the terms of the bank pool agreement to collateralize contracts) of approximately $4,419 compared with approximately $8,658 and $5,968 at September 30, 1999 and at December 31, 1999, respectively.

  Accounts receivable at September 30, 2000 increased from December 31, 1999 levels by $2,818 due to increased shipments in the first nine months of 1999. Costs and accrued earnings on uncompleted contracts increased by $25,731 over December 31, 1999 levels due to increased levels of work-in-progress. Inventories increased from year-end levels by $889 due to receipt of increased shipments of raw material during the first nine months of 2000. Prepaid expenses and deposits increased by $6,413 primarily due to increases in prepayments of taxes and insurance costs relating to new contracts. Current liabilities increased by $25,111 from December 31, 1999 levels principally as a result of increases in accounts, notes payable, and customer deposits.

  In summary, working capital was approximately $29,751 at September 30, 2000, which is an increase of $3,928 over working capital at December 31, 1999.

  Year 2000 Issues
  ----------------

  To date, the Company has not encountered any significant effects of the Year 2000 issue either internally or with third parties. The Company cannot guarantee that problems will not occur in the future or have not yet been detected.

                          Allied Research Corporation

              QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

                               September 30, 2000

                                  (Unaudited)

--------------------------------------------------------------------------------

  No material changes have occurred in the quantitative and qualitative market risk disclosures of the Company as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                          ALLIED RESEARCH CORPORATION

                              September 30, 2000

--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

  No reports on Form 8-K were filed by the Company in the third quarter of 2000.

                          ALLIED RESEARCH CORPORATION

                               September 30, 2000

--------------------------------------------------------------------------------


SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ALLIED RESEARCH CORPORATION


                                /s/ W. Glenn Yarborough, Jr.
                                ----------------------------------------
Date:  October 24, 2000         W. Glenn Yarborough, Jr.
                                President,
                                Chief Executive Officer and
                                Chief Financial Officer