Form 10-K
period 2000-12-31
ALLIED RESEARCH CORP
filed 2001-03-29
CIK 3952

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934



For the fiscal year ended                               Commission file number
December 31, 2000                                                       0-2545
-----------------                                                       ------

                          ALLIED RESEARCH CORPORATION
                          ---------------------------
            (Exact name of registrant as specified in its charter)

Delaware                                                            04-2281015
--------                                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

8000 Towers Crescent Drive
Suite 260
Vienna, Virginia                                                 22182
------------------                                               -----
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

                                 Yes  X     No
                                    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this
Form 10-K or any amendment to this Form 10-K.     X
                                                -----

     State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001:

     Common Stock - Par Value $.10      $32,300,969

     The number of shares of registrant's Common Stock outstanding as of March 1, 2001, was 4,878,064.

Item 1.  Business.

General.
-------

     Allied Research Corporation ("Allied" or the "Company") was incorporated in 1962 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988. Allied's strategic security services businesses are primarily conducted through MECAR S.A. ("MECAR") and a group of Belgian corporations acquired in 1994, 1995 and 1999 consisting of VSK Electronics, S.A., Tele Technique Generale, S.A., IDCS, S.A. and VIGITEC, S.A. (collectively, the "VSK Group"). MECAR is located in Petit-Roeulx-lez-Nivelles, Belgium; and the VSK Group operates from several different locations in Belgium.

Description of Business.
-----------------------

Allied.
------

     Allied provides management, marketing services and government relations for its subsidiaries. In addition, Allied also provides export licensing, procurement and logistic support services for its subsidiaries.

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

     The 90mm KENERGA Weapon System has been jointly developed by Cockerill
     ------------------------------
Mechanical Systems ("CMI") and MECAR to provide the modern APC with anti-tank punch similar to that of tanks equipped with 105mm guns, without sacrifice to the range, mobility and maintainability of the light APC. In this partnership, CMI is responsible for the weapon and MECAR for the ammunition. The ammunition family includes the APFSDS, HESH and SMK versions with their corresponding training rounds. This system is currently undergoing qualification by the U.S. Army.

     Tank Ammunition. MECAR produces the entire range of 105mm rounds of its own
     ---------------
design and which perform to NATO requirements, for use in the US M68, UK L7 and French CN105F1 guns. These include the APFSDS, HEAT, HESH and SMK, with their corresponding training rounds. Additionally, it has produced under license the US Army M393A2 HEP-T and M724A1 TPDS-T rounds for the Belgian Army. MECAR has produced 100mm APFSDS rounds for friendly pro western clients in the Far East.

     Artillery Ammunition.  MECAR has produced 155mm HE, SMK(WP) and
     --------------------
ILLUMINATING rounds for various clients.

     Medium Caliber Round. The  25mm APFSDS-T ammunition round is MECAR's entry
     --------------------
into the medium caliber arena. To date, over 500,000 rounds have been sold.

     76mm L23 Ammunition. MECAR manufactures HE, HESH and HESH-
     -------------------

PRAC ammunition for the L23 guns, which are in service with armored vehicles in several countries in Europe, South America, Africa and the Far East. Even though this is an established weapon, requirements for this ammunition are expected to continue for the next several years.

     Universal Bullet Trap Rifle Grenades. The universal bullet trap rifle
     ------------------------------------
grenade is designed to be light, effective, accurate and simple to use. It is fitted over the muzzle of any standard military rifle with a muzzle outer diameter of 22mm and fired from the shoulder in the normal manner. This method of firing a grenade is made possible by MECAR's development of the universal bullet trap ("BTU"). The BTU is a device which can be used with all existing makes of steel core or soft core bullets in calibers 7.62mm and 5.56mm, including the latest round (SS109) used in the M-16 rifle. The BTU is fitted within the tail of the grenade. When the bullet is fired, it lodges in the BTU and the expanding gases released by the discharged round propel the grenade to its target. MECAR manufactures several different bullet trap grenades including high explosive fragmentation, anti-personnel, armor piercing, smoke generating, white phosphorus, and parachute flare (night illuminating).

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

Geographic Areas and Industry Segments.
--------------------------------------

     See Note R to Allied's consolidated financial statements for information concerning the geographic areas and industry segments of Allied which information is incorporated herein by reference.

Market and Customers.
--------------------

     Allied derives the principal portion of its revenues from direct and indirect sales to foreign governments and prime contractors, primarily on fixed price contracts. The addition of the VSK Group adds a non-military component to company-wide operations. Two agencies of a foreign government and another foreign government accounted for approximately 19%, 23% and 18% in 2000, 3%, 27% and 31% in 1999, and 52%, 22% and 11% in 1998 of Allied's revenues. In addition, during 2000, direct and indirect foreign military sales contracts for the benefit of one of such foreign government agencies were approximately 24% of Company revenue. The VSK Group accounted for approximately 23%, 35% and 16% of Allied's 2000, 1999 and 1998 revenues, respectively.

     MECAR's products are sold directly or indirectly to the defense departments of governments. MECAR is regulated by Belgian law regarding the foreign governments with which it may do business.

     The sales by MECAR in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. This is due to the nature of its business. An order for MECAR's products is typically for a large quantity and/or a substantial aggregate price, primarily because materials required for the manufacture of the products cannot be economically purchased in small quantities and because of the favorable economies of large volume production. The production period required to fill most such orders may range from several months to a year. Most of the contracts received by MECAR require delivery in approximately one year. Accordingly, MECAR's business is dependent upon its ability to obtain such large orders. MECAR frequently accepts smaller orders in an attempt to increase its customer base. MECAR's products are designed for general military use by a variety of government customers.

     When MECAR obtains a contract for the sale of its products, it generally receives down payment(s) and/or letter(s) of credit to be applied to the purchase price upon shipment of the products. In such cases, MECAR is generally required to provide to its customers advance payment guarantees and performance bonds issued by its bank pool.

     MECAR has from time-to-time received foreign military sale ("FMS") contracts from the U.S. Government for the manufacture of ammunition for the benefit of a foreign government. Such contracts are subject to termination for convenience or upon default. The contracts received by MECAR through the FMS system do not include down payments, are not secured by letters of credit and do not require MECAR to submit advance payment guarantees/performance bonds.

     The VSK Group derives substantially all of its revenue from sales and services to private industry such as banks, hospitals, commercial businesses, office buildings, etc. and also to local governments. The VSK Group also sells its systems to other independent distributors and resellers. The customers of the VSK Group are located in Belgium and in neighboring countries. While most of the orders received by the VSK Group are for work which can be completed within one year, it has received multi-year orders for its products and services. VSK Electronics and IDCS sell their products principally in European markets. VIGITEC and Tele Technique Generale sell their products principally in Belgium.

Marketing.
---------

     Most of the marketing activities of MECAR are handled by MECAR's staff of sales engineers and executive staff. In addition, MECAR advertises in trade journals and participates in trade shows. MECAR is also represented by marketing representatives in different markets. MECAR obtains orders from the agencies of a foreign government which constitute its principal customers through an independent distributor/value added reseller.

     The marketing activities of the VSK Group are handled principally by its staff of sales personnel. Marketing activities outside of Belgium are conducted by independent distributors. In addition, the VSK Group advertises in trade journals and participates in trade shows.

Research and Development.
------------------------

     The development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 2000, 1999 and 1998, MECAR expended $736,764, $793,916 and $811,240, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems.

     The business of the VSK Group requires continuous investment in research and development to update and enhance its security systems. The VSK Group employs a staff of design engineers specialized in the field of both electronic hardware and software. During 2000, 1999 and 1998 the VSK Group expended $846,307, $892,092 and $802,810 , respectively, on research and development.

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

Backlog.
-------

     As of December 31, 2000 and December 31, 1999, Allied had backlog orders believed to be firm, after giving effect to the percentage of completion method of accounting, of approximately $63.4 million and $105.0 million, respectively. A substantial portion of the backlog of orders as of December 31, 2000 is expected to be filled in 2001.

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

Personnel.
---------

     As of December 31, 2000, Allied, MECAR and the VSK Group had 417 full and part-time employees as follows:

     ALLIED
     ------

     Salaried employees                       4

     MECAR
     -----

     Technical and salaried employees        47
     Hourly workers                         228
     Technical consultants                    1

     VSK Group
     ---------

     Technical salaried employees           112
     Hourly workers                          23
     Part-time employees                      2

     The classification of employees noted above for MECAR and the VSK Group is in accordance with Belgian law.

Patents.
-------

     Neither Allied nor any of its subsidiaries holds any significant patents.

Environmental Regulations.
-------------------------

     Allied does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position.

Principal Customers.
-------------------

     MECAR has historically received a large percentage of its revenue from two
(2) agencies of a foreign government. MECAR now receives contracts for the benefit of these customers via its independent distributor/value added reseller or via the FMS program.

Item 2.  Properties.

     Allied's principal executive offices are located in Vienna, Virginia, where it leases approximately 3,700 square feet of office space. The lease expires in September, 2007.

     MECAR's principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which was occupied by MECAR in 1989. The manufacturing area is approximately 112,000 square feet and the administration facilities is approximately 28,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. MECAR also owns a 600 acre test range in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was acquired in 1985. It is currently anticipated that MECAR will cease its use of the Ardennes firing range in July, 2001. Thereafter, to the extent it needs access to a firing range larger than the one at its principal facility, it plans to utilize a range maintained by the Belgian Army.

     Throughout 2000, MECAR operated at an average of 90% of productive capacity of its facility, assuming the operation of 3 shifts. MECAR is currently operating at 100% of productive capacity.

     The VSK Group operates from owned facilities containing approximately 49,400 square feet. Such facilities are currently operating at approximately 85% of productive capacity.

     Capital expenditure programs for facilities and equipment planned in 2001 will require funding of approximately $2.8 million.

Item 3.  Legal Proceedings.

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to Allied's business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders of Allied during the fourth quarter of 2000.

                                    PART II

Item 5.  Market for Stock and Related Security Holder Matters.

Market Information.
-------------------

     Allied's Common Stock has been listed for trading on the American Stock Exchange ("AMEX") since September 15, 1992. Its AMEX trading symbol is ALR. Its media listing is under the symbol Allied Research. The table below shows the high and low sales prices of Allied's Common Stock during 2000 and 1999 (as reported by AMEX):

     2000                     High      Low
     ----                     ----      ---
     1st Quarter              $9.38     $7.00
     2nd Quarter              $8.56     $6.75
     3rd Quarter              $9.31     $7.13
     4th Quarter              $9.19     $7.75

     1999                     High      Low
     ----                     ----      ---
     1st Quarter              $8.25     $6.06
     2nd Quarter              $8.00     $5.25
     3rd Quarter              $6.50     $4.38
     4th Quarter              $6.94     $5.25

Stockholders.
------------

     There were approximately 1,156 holders of record of the Common Stock of Allied as of March 1, 2001.

Dividends.
---------

     Allied paid a 5% stock dividend in November, 1992 to holders of record of its Common Stock on October 15, 1992. Cash was paid in lieu of the issuance of fractional shares. There have been no dividends declared or paid by Allied in 1993-2000. The banking agreements of MECAR restrict the ability of such subsidiary to transfer funds to Allied as described in Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6.  Selected Financial Data.

     The following selected financial data relates to Allied's consolidated financial position and results of operations for 2000, 1999, 1998, 1997 and 1996:

                               2000       1999      1998      1997      1996
                               ----       ----      ----      ----      ----
                                   (000's omitted except per share amounts)

Revenues                    $107,743    $59,033   $133,078  $123,935  $92,026

Earnings (loss) from
 - continuing operations       8,705     (3,282)     8,629     8,147    4,520
 - discontinued operation        517       (746)       437       418      285
                             -------     -------   --------  --------  -------
     Net earnings (loss)       9,222     (4,028)     9,066     8,565    4,805
                             =======     =======   ========  ========  =======

Earnings (loss) per share
Basic:
     continuing operations      1.79      (0.68)      1.83      1.79     1.02
     discontinued operation     0.11      (0.16)      0.09      0.09     0.06
                             -------    -------   --------  --------  -------
       Net income (loss)        1.90      (0.84)      1.92      1.88     1.08
                             =======    =======   ========  ========  =======

Diluted:
     continuing operations      1.79      (0.68)      1.81      1.76     1.02
     discontinued operation     0.11      (0.16)      0.09      0.09     0.06
                             -------    -------   --------  --------  -------
       Net income (loss)        1.90      (0.84)      1.90      1.85     1.08
                             =======    =======   ========  ========  =======

Total assets                  87,757     60,131    101,635    89,310   89,305

Long-term debt
obligations and
redeemable preferred stock     3,650      3,081      4,154     5,104    6,662

Cash dividends declared
Per common share                   -          -          -         -        -

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

     In 2000, Allied operated in three (3) principal segments: the development and production of ammunitions and weapon systems ("product sales"); the manufacture, distribution and service of an integrated line of industrial security products ("security systems and services"); and engineering and technical support services prior to its sale in March, 2000 ("engineering and technical"). Product sales, security systems and services and engineering and technical were provided solely by MECAR and a related company, Sedachim; the VSK Group; and BRI, respectively. Accordingly, all references in this Item 7 to (i) MECAR shall refer to the product sales segment, (ii) the VSK Group shall refer to the security systems and services segment and (iii) BRI shall refer to the engineering and technical segment. All references herein to Allied or the Company shall refer to Allied Research Corporation as a whole. An agreement to sell the stock of BRI was executed in early December, 1999 and the stock of BRI was sold in March, 2000. Accordingly, BRI's operations have been excluded from Allied's results from continuing operations and the net results of such operations are reported separately as results from discontinued operation.

     In 1999, Allied reorganized its European holdings. A Belgium holding company, ARC Europe, S.A., now owns all of the capital stock of each of MECAR, Sedachim and the VSK Group.

     Allied earned net profits of $8.7 ($1.79 per share - diluted) from continuing operations in 2000 compared to a net loss of $3.3 ($0.68 per share - diluted) for 1999 and net profits of $8.6 ($1.81 per share - diluted) for 1998.

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

Trends In Operations
--------------------

     Allied reported excellent results for 2000. While VSK continues to contribute solid revenue and earnings, Allied's 2000 results were largely driven by MECAR's return to profitable operations.

     MECAR began to receive substantial orders from its traditional customer base in the latter portion of 1999. Such orders continued in 2000. As a result, MECAR operated at or near capacity of its facilities throughout much of 2000.

The increase in orders from MECAR's traditional customer base coincided with a substantial increase in worldwide oil prices. Allied believes that this price increase positively impacted its customers' purchasing power which in turn lead to increased orders. The vast majority of MECAR's 2000 revenues resulted from orders from its traditional customer base.

     MECAR's 2000 revenues included contracts for the benefit of its customers via the Foreign Military Sales Program ("FMS") as well as from direct and indirect contracts with foreign governments.

     MECAR has supplied both 90 mm ammunition and 120 mm mortar ammunition for use in two (2) new weapon systems acquired by one of MECAR's traditional customers via FMS contracts. The customer has indicated a need and desire for additional rounds of each of the 90 mm ammunition and 120 mm mortar ammunition. Allied believes that an additional order or orders for such rounds could be received in 2001.

     MECAR continues to supply a wide variety of medium and large caliber ammunition to its customers via direct and indirect contracts with its customer countries. Non-FMS sales to MECAR's traditional customers have historically been made with the assistance of an independent marketing representative, which also provided significant product and customer support. In 2000, MECAR designated an affiliate of the representative as its distributor/value added reseller to the principal customers. Thus, these sales are now being made on an indirect basis to its traditional customers. Allied does not anticipate that this change will adversely affect MECAR, its operations or its profitability.

     During 2000, MECAR received a relatively small order from a new South American customer. MECAR continues to actively pursue the South American market. MECAR is in active negotiations with another South American country which is hoped will lead to another order in 2001.

     In March 2001, MECAR received two (2) new contracts aggregating $24.5. One of the contracts is from its traditional customer base and one of the contracts is from a new country customer.

     The VSK Group recorded another excellent year in 2000. It contributed approximately $20.1 in revenues and $1.7 in profits. During 2000, the VSK Group's work for Belgian banks increased from prior levels and the VSK Group successfully integrated VIGITEC (a subsidiary acquired in December, 1999). The results of the VSK Group were off slightly from 1999 results due, in part, to reduced operating margins.

     Both MECAR's and the VSK Group's reported earnings for the year were adversely impacted by the fluctuations of the Euro during 2000. During 2000, MECAR utilized the Euro as its principal currency and the VSK Group utilized the Belgian Franc, which is linked to the Euro. Commencing January 1, 2001, the VSK Group joined MECAR in conducting its operations via the Euro.

     Allied commenced 2001 with a consolidated backlog of approximately $63.5 compared with a consolidated backlog at the beginning of 2000 of $105.0. MECAR began 2001 with a backlog of approximately $54.3 compared with a 2000 beginning backlog of $93.5. VSK began 2001 with a backlog of approximately $9.2 compared with a 2000 beginning backlog of approximately $11.5.

     In future periods, Allied's operations will continue to be impacted by MECAR's ability to obtain large orders on a periodic basis and Allied's ability to successfully continue its expansion of other business.

Trends In Liquidity And Capital Resources
-----------------------------------------

     The Company's liquidity did not materially improve in 2000 despite the excellent operating results and an increase in working capital.

     As a result of losses incurred in 1999 and substantial purchases required by its increased workload, MECAR obtained a $9.2 line of credit in early 2000 to fund working capital requirements. At December 31, 2000, the outstanding balance under the line of credit was $2.8. It is anticipated that the line of credit will be fully repaid by the end of April, 2001.

     In addition, Allied made advances of $4.0 to MECAR throughout 2000 to supplement MECAR's working capital which are scheduled to be repaid in the spring of 2001.

     In an effort to minimize the liquidity shortage at MECAR, during 2000 the bank pool provided a partial waiver of the requirement to pledge cash to collateralize performance bonds and advance payment guarantees issued by the bank pool for the benefit of MECAR. It is anticipated that the waiver will expire in mid-year 2001 at which point MECAR will be required to provide the full amount of restricted cash as collateral as required by the bank pool agreement.

     No liquidity problems are forecast for 2001. In the longer term, Allied's liquidity will continue to depend upon its ability to obtain substantial orders from its traditional customer base and the success of its efforts to broaden its revenue base.

Liquidity.
---------

     Working capital, which includes restricted cash, was approximately $34.9 at December 31, 2000, which is an increase of $9.1 from the December 31, 1999 level. Allied's current working capital is required for operations and to support credit facility agreements.

     Cash and equivalents at December 31, 2000 increased over year-end 1999 levels largely as a result of the partial cash collateral requirement waiver by the bank pool. This increase was offset by lower levels of restricted cash. Accounts receivable at December 31, 2000 increased over December 31, 1999 levels by $9.4 due to substantial 2000 year-end shipments by MECAR. Costs and accrued earnings on uncompleted contracts increased by $20.0 from year-end 1999 levels as a result of increased amounts of work-in-progress at the end of 2000. Inventories at year-end 2000 were 68% higher than at the end of 1999 due to the increased workload at MECAR. Prepaid expenses increased $2.0 over 1999 levels as a result of advance payments on contracts in process at 2000 year-end. Intangibles at 2000 year-end decreased from 1999 levels due to annual amortization. Deferred taxes decreased in 2000 by $2.5 as a result of the utilization of tax loss carryforwards generated in 1999 at MECAR that were used in the current year.

     Current liabilities increased by $20.7 over December 31, 1999 levels due to a substantial increase in bank debt, accounts payable, accrued liabilities and customer deposits at the end of 2000 associated with the increased work at MECAR. Long-term debt increased during 2000 by $0.4 as a result of equipment purchases during the year.

     During 2000, 1999 and 1998, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. In addition, MECAR utilized a $9.2 line of credit throughout 2000.

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

     The bank pool agreement and other loan agreements continue to impose certain restrictions on MECAR. MECAR's obligations were collateralized at December 31, 2000 by a pledge on MECAR's assets of $25. The bank pool agreement further precludes MECAR from making payments to any company in the Allied group in excess of $2.4 per year, unless MECAR has unrestricted cash in excess of $5.7. MECAR's obligations under the bank agreement, after giving effect to the 1999 European reorganization of ARC Europe, are also supported by a guarantee provided by Allied and a pledge of the stock of the VSK Group.

     MECAR has a mortgage loan with a foreign government agency which had an outstanding balance of approximately $1.8 at December 31, 2000. Principal and interest payments on the mortgage loan extend through January, 2004, and the loan includes a prepayment penalty clause.

     The VSK Group operated throughout 2000 primarily from cash generated from operations. The VSK Group is obligated on several mortgages and other long-term obligations with December 31, 2000 balances aggregating $0.3. It is also obligated on letters of credit required by a contract with a customer.

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

     MECAR has adopted the Euro as its functional currency. The VSK Group used the Belgian Franc as its primary currency in 2000; effective January 1, 2001, the VSK Group adopted the Euro as its functional currency. Allied will continue to evaluate all issues involving the introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance becomes available. Based on current information and Allied's current assessment, Allied does not expect that the Euro conversion will have a material adverse effect on its business or financial condition. However, its operations in 2000 were adversely impacted by the fluctuations in the value of the Euro versus the U.S. Dollar.

     In September 1998, Allied's Board of Directors authorized the purchase of up to 200,000 shares of Allied's common stock. During 2000, 1999 and 1998, Allied repurchased 75,688, 22,600 and 3,000 shares of its common stock in market transactions. The Company does not anticipate repurchasing shares of Company stock at the same rate in calendar year 2001.

     Allied's ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of MECAR.

Capital Resources.
-----------------

     Allied spent $3.9 in 2000 on capital equipment as compared with $2.3 in 1999 and $2.2 in 1998, respectively. The expenditures in 2000 were primarily for new equipment for MECAR. Management currently anticipates that it will spend approximately $2.8 on capital expenditures in 2001 for additional upgrades to the MECAR and VSK Group facilities and equipment.

Results of Operations.
---------------------

     Allied had revenues from continuing operations of $107.7 in 2000 compared to $59.0 in 1999 and $133.1 in 1998, respectively. Allied earned profits from continuing operations of $8.7 in 2000 compared to a loss of $3.3 in 1999 and profits of $8.6 in 1998.

     The following table sets forth, for the years ended December 31, 2000, 1999 and 1998, certain items from Allied's consolidated statements of operations expressed as a percentage of revenue:

                                 2000   1999     1998
                                 ----   ----     ----
Revenue                           100%   100%   100.0%

Costs and Expenses
 Cost of sales                   74.2   86.2     82.1
 Selling and administrative      10.0   18.1      7.8
 Research and development         1.5    2.9      1.2
                                 ----   ----    -----
   Operating income (loss)       14.3   (7.2)     8.9

Other income (deductions)

  Interest income                 0.6    1.4      0.9
  Interest expense               (1.4)  (1.9)    (1.0)
  Other - net                     0.4    1.3     (0.6)
                                 ----   ----    -----

   Earnings (loss) before
   discontinued operation and
   income taxes                  13.9   (6.4)     8.2

Income tax expense (benefit)      5.8   (0.8)     1.7
                                 ----   ----    -----

   Earnings (loss) from
   continuing operations          8.1   (5.6)     6.5

Discontinued operation            0.5   (1.3)     0.3
                                 ----   ----    -----

   Net earnings (loss)            8.6   (6.9)     6.8
                                 ====   ====    =====

   The following discussion of the components of the results of operations applies to Allied as a whole unless reference is made to a particular segment.

Revenues
--------

   Allied's consolidated revenues from continuing operations for 2000 increased $48.7, or 83%, over 1999 revenues. Revenues from continuing operations for 1999 decreased $74.0, or 56%, as compared to 1998.

                                  Revenues By Segment
                                  -------------------
                                      ($ Millions)
                         2000               1999              1998
                                                              ----
                 Amount       %      Amount      %     Amount       %
                 ------      --      ------     --     ------      --
MECAR             $87.6      81%     $38.5      65%    $111.8      84%
VSK                20.1      19%      20.5      35%      21.3      16%

     MECAR's revenues for 2000 increased by 128% over its 1999 revenues. MECAR's 1999 revenues were only 34% of its 1998 revenues. The increase in 2000 revenues is attributable to increased order levels for its products. The decline in 1999 revenues compared to 1998 was due to delays in receipt of orders from MECAR's primary customers.

     In 2000, revenues at the VSK Group decreased approximately 2% from 1999 levels (if currency fluctuations are eliminated, 2000 VSK Group revenues were 14% greater than 1999 revenues). In 1999, revenues at the VSK Group decreased approximately 4% from 1998 revenues.

Cost of Sales
-------------

     Cost of sales as a percentage of sales for 2000 was approximately 74% compared with 86% for 1999 and 82% for 1998. The decreased cost of sales percentage was primarily attributable to increased revenue at MECAR, changes in the mix of products being produced and the price structure on orders received from MECAR's distributor/value added reseller. Costs in 1999 were higher than normal as a result of rework costs on orders for certain customers.

Selling and Administrative Expenses
-----------------------------------

     Selling and general administrative expenses in 2000 increased less than 1% over those incurred in 1999, primarily as a result of continued cost containment efforts over the past three (3) years.

     Selling and general administrative expenses in 1999 were 4% greater than those incurred in 1998 principally as a result of costs incurred in the 1999 proxy solicitation contest.

Research and Development
------------------------

     Research and development costs incurred in 2000 decreased by $0.1 (or 6%) from 1999 levels. The reduction is attributable to the work load associated with contracts in process during the year.

     Research and development costs incurred in 1999 increased by $0.07 (or 4%) over 1998 levels. The percentage increased as a factor of revenue, rather than a change in effort.

Interest Income
---------------

     Interest income decreased in 2000 by $0.2 (or 22%), from 1999 levels, principally due to decreased amounts of cash invested.

     Interest income decreased in 1999 by $0.3 (or 28%) from 1998 levels, principally due to decreased amounts of cash invested.

Interest Expense
----------------

     Interest expense increased in 2000 by $0.4 (or 38%) compared to the amount incurred in 1999, principally as a result of an increase in borrowings at MECAR via its line of credit.

     Interest expense decreased in 1999 by $0.3 (or 19%) compared to the amount incurred in 1998, as a result of a decrease in the amount of bank fees paid by MECAR, in part since the FMS contracts received by MECAR in 1999 did not require performance bonds or advance payment letters of credit.

Other - Net
-----------

     Other-net results were a $0.5 gain in 2000 and a $0.8 gain in 1999, largely due to net currency gains at MECAR and the VSK Group.

Pre-Tax Profit From Continuing Operations
-----------------------------------------

                       Pre-Tax Profit (Loss) By Segment
                       --------------------------------
                                 ($ Millions)


                                    2000      1999       1998
                                  Amount    Amount     Amount
                                  ------    ------     ------

          MECAR                    $12.7     $(7.7)     $ 6.9
          VSK                        2.9       4.2        4.5
          Corporate and Other       (0.6)     (0.2)      (0.5)


     MECAR's 2000 pre-tax profit was largely attributable to its increased revenue. MECAR's 1999 loss resulted from insufficient revenue and unanticipated costs to rework products for certain customers.

     The VSK Group's 2000 pre-tax profit decreased by $1.3 from its 1999 level due to reduced operating margins and exchange rate changes. The VSK Group's 1999 pre-tax profit decreased slightly ($0.3) from 1998 levels as a result of exchange rate fluctuations.

Income Taxes
------------

     The effective income tax expense attributable to continuing operations in 2000 was 42%, primarily due to foreign rate differentials and permanent tax differences.

     The Company reported a $0.5 tax benefit relating to continuing operations in 1999 principally as a result of the deferred tax benefits of tax loss carryforwards attributable to MECAR's 1999 operating losses, less Belgium taxes attributable to the VSK Group's 1999 operations and domestic tax expenses.

     The 1998 effective tax rate was 20.3%, primarily due to the utilization of tax loss carryforwards at MECAR and the reduction of $0.9 in deferred and accrued tax obligations in the United Kingdom that were favorably resolved in 1998.

Net Earnings From Continuing Operations
---------------------------------------

     The Company earned $8.7 profits in 2000 from continuing operations compared with $3.3 loss in 1999.

     The Company had a $3.3 loss in 1999 from continuing operations compared with $8.6 profits in 1998.

Discontinued Operations
-----------------------

     All results from discontinued operations reported by Allied relate to the operations of BRI and have been reported net of income tax expense or benefits.

     The Company's 2000 profit of $0.5 from discontinued operations is principally comprised of gain on the sale of BRI.

     The Company's loss from discontinued operations of $0.7 in 1999 and its net income of $0.4 in 1998 is from BRI operations.

Impact of Year 2000
-------------------

     Through February 28, 2001, the Company has not experienced any significant problems related to the Y2K issue.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity.
-------------------------

     Allied manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

     At year-end 2000, Allied had approximately $4.6 million of fixed-rate indebtedness and approximately $3.7 million of variable-rate indebtedness. Allied has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

     Cash available for investment is typically invested in short term funds, which generally mature in 30 days or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company's practice to hold these investments to maturity.

     Assuming year-end 2000 variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $0.1.

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

     Additionally, Allied's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Allied subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the consolidated financial results. Allied does not hedge these matters because cash-flows from international operations are generally re-invested locally. It is estimated that a 10% change in foreign exchange rates would impact reported operating profit by less than $0.92.

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

     See Note S to Allied's consolidated financial statements for supplementary quarterly financial data required by this item.

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

                                   PART III

Item 10.  Directors and Executive Officers of Allied.

Directors.
---------

     The following are the directors of Allied:

     J. H. Binford Peay, III, age 60, became a director in April, 2000 and was elected Chairman of the Board, President and Chief Executive Officer in January, 2001. Since 1997, General Peay has been a consultant. General Peay retired in 1997 as Commander in Chief, United States Central Command, with responsibility for operations in some 20 countries throughout Africa, the Middle East, Persian Gulf and South Asia. Previously, he was Vice Chief of Staff, U.S. Army. General Peay is currently a director of United Defense L.P., and a Trustee of the George
C. Marshall Foundation, the V.M.I. Foundation and the National Defense
University.

     J. R. Sculley, age 60, became a director of Allied in 1991 and currently serves as Chairman Emeritus. He served as Chairman of the Board and Chief Executive Officer from December, 1992 until September, 1999; from April 1992 until December 1992 he served as President and Chief Operating Officer of Allied. Between 1989 and April, 1992, Mr. Sculley was Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, and, prior thereto, was Assistant Secretary of the Army (Research, Development and Acquisition).

     Clifford C. Christ, age 53, became a director of Allied in 1993. He has been the President and Chief Executive Officer of NavCom Defense Electronics, Inc., a defense electronics company, since 1988.

     Harry H. Warner, age 65, became a director of Allied in early 1996. Throughout the last five years, Mr. Warner has been a self-employed financial consultant, investor and real estate developer. He is also a director of Chesapeake Corporation, Pulaski Furniture Corporation and Virginia Management Investment Corporation.

     Ronald H. Griffith, age 62, became a director of Allied in April, 2000. Mr. Griffith is Executive Vice President and Chief Operating Officer of MPRI, Inc., a professional services company, since 1998. Formerly, he served as Vice Chief of Staff of the U.S. Army.

Executive Officers.
------------------

     The following are the sole executive officers of Allied:

     J. H. Binford Peay, III was elected Chairman of the Board, President and Chief Executive Officer of Allied in January, 2001.

     John G. Meyer, Jr., age 56, was elected Executive Vice President, Chief Operating Officer and acting Chief Financial Officer in January, 2001. Mr. Meyer recently retired from the U.S. Army having served as its most senior Public Affairs Officer for the last four (4) years.

     Bruce W. Waddell, age 54, was elected Vice President for Strategic Planning and Corporate Development in January, 2001. He served as a director of Allied from April, 2000 through January, 2001. Mr. Waddell was most recently President of The Stonebridge Group, Inc., a management consulting firm specializing in strategy and business development. He previously held management positions with Avery Dennison and in General Electric's defense and lighting businesses.

Item 11.  Executive Compensation

Compensation of Directors and Executive Officers.
------------------------------------------------

     The following table sets forth information concerning all compensation paid for services rendered in all capacities to Allied and its subsidiaries during the years ended December 31, 2000, 1999 and 1998, to the chief executive officer of Allied and to other executive officers of Allied whose total annual salary and bonus exceeds $100,000:

                          SUMMARY COMPENSATION TABLE

                                                                                Long Term Compensation
                                                                                ----------------------
                              Annual Compensation                           Awards               Payouts
                              -------------------                           ------               -------
------------------------------------------------------------------------------------------------------------------------------------
  Name and Principal       Year    Salary      Bonus         Other Annual   Restricted    Securities     LTIP Payouts   All Other
      Position                      ($)         ($)/1/       Compensation    Stock        Underlying     Payouts ($)   Compensation
                                                                 ($)       Award(s) ($)   Options/SARs                     ($)
                                                                                             (#)
------------------------------------------------------------------------------------------------------------------------------------
W. Glenn Yarborough,       2000   $200,000     $50,000                                                                  $475,000/2/
Jr., President and Chief
Executive Officer until
January, 2001
------------------------------------------------------------------------------------------------------------------------------------
                           1999   $200,000           0
------------------------------------------------------------------------------------------------------------------------------------
                           1998   $197,000     $61,312
------------------------------------------------------------------------------------------------------------------------------------

______________

     /1/ Mr. Yarborough was awarded bonuses of $50,000 and $61,312 for 2000 and 1998 performance, respectively. The bonus for 1998 performance was paid via the grant of 9,000 shares of Company stock in February, 1999. The shares issued in February, 1999 had a market value of $6.8125 per share on the date of grant.
     /2/ Mr. Yarborough's employment agreement provides for monthly severance payments for one (1) year following his January, 2001 retirement equal to his monthly salary payments prior to his retirement. In addition, Mr. Yarborough will provide five (5) years of consulting services for $55,000 per year to commence immediately following payment of his severance.

              Aggregated Option/SAR Exercises in Last Fiscal Year
                          and FY-End Option/SAR Value

                                                          -------------------------------------------------------------------
                                                            Number of Securities Underlying    Value of Unexercised In-the-
                                                            Unexercised Options/SARs at FY-    Money Options/SARs at FY-End
                                                                       End (#)                             ($)
                                                          -------------------------------------------------------------------
                                                          -------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
      Name           Shares         Value Realized ($)      Exercisable/Unexercisable       Exercisable/Unexercisable
                   Acquired on
                   Exercise (#)
-----------------------------------------------------------------------------------------------------------------------------
   W. Glenn          14,000             $7,000                                  0/0                                0/0
Yarborough, Jr.
-----------------------------------------------------------------------------------------------------------------------------

Director Compensation
---------------------

     Directors who are employees of Allied receive no additional compensation for serving as a director.

     Each non-employee director (an "Outside Director") is compensated for service as a director, including as a member of committees of the Board, at the rate of $1,000 per month; an award of 1,000 shares of Common Stock on each July 1; an award as of each July 1 of an option to acquire 6,500 shares of common stock (commencing in 2000); $1,000 for each Board meeting in excess of four (4) personally attended during each calendar year; $500 for each committee meeting attended which is not held in conjunction with a Board meeting; and $250 for each teleconference Board meeting in excess of two (2) in which a director participates during each calendar year. As Chairman Emeritus, Mr. Sculley is entitled to an additional $500 per month.

     In 1992, the Board of Directors of Allied adopted the Allied Research Corporation Outside Directors Retirement Plan (the "Directors Retirement Plan") to provide retirement benefits for long-standing Outside Directors. Under the Directors Retirement Plan, Outside Directors are eligible for a retirement benefit if they retire from the Board and have served as a member of the Board for a minimum of five (5) years. An eligible Outside Director who retires from the Board is entitled to receive, commencing on the last day of the first month following the month in which the director attains age seventy (70), monthly payments equal to the monthly cash compensation received from Allied at the time the director terminated service in such capacity. Such payments will cease upon the earlier of the expiration of a period of time equivalent to the period of time the director served as a member of the Board or the death of the director. In the event that a director has breached any fiduciary or legal duty to Allied, the director will forfeit any right to payment of benefits under the Directors Retirement Plan. The Directors Retirement Plan is administered by the Board of Directors. The Board of Directors has determined that no further benefits will accrue under the plan to current or future Outside Directors. During 2000, payments of $82,597 were made to former directors of Allied in consideration of their accrued benefits under the Directors Retirement Plan. The other individuals with accrued benefits under the Directors Retirement Plan agreed to accept the following consideration in lieu thereof:

     Mr. Warner - Shares of Allied's stock upon his retirement from the Board.

     Mr. Christ  - Cash benefits as described above following his retirement from the Board.

     Mr. Sculley - A cash payment when Mr. Sculley reaches age 70.

     In 1991, the Board of Directors of Allied adopted the Allied Research Corporation Outside Directors Stock Option Plan (the "Directors Option Plan") by which Allied may grant options for up to 208,000 shares of Allied's Common Stock to its Outside Directors. None of the options granted pursuant to the Directors Option Plan are intended to qualify as incentive stock options under Sections 422 through 424 of the Internal Revenue Code. The purpose of the Directors Option Plan is to advance the interest of Allied by providing its Outside Directors with financial incentives in the form of non-statutory stock options in order to attract, retain and motivate such Outside Directors. Options for an aggregate of 39,000 shares were granted under the Directors Option Plan in 2000 to Allied's Outside Directors.

     In 2000, Mr. Sculley was paid approximately $194,000 in satisfaction of his post-employment severance entitlement. In addition, in consideration for consulting services to be provided by Mr. Sculley, in early 2001 the Company agreed to accelerate certain post-employment entitlements due to Mr. Sculley arising from his prior employment as Chief Executive Officer of the Company. As a result, Mr. Sculley is entitled to annual payments of $80,000 for a five (5) year period.

Employment Contract and Change-In-Control Arrangements
------------------------------------------------------

     In 2001, General Peay and Allied entered into an employment agreement which provides for an annual salary of $300,000 and the potential to earn an annual bonus up to 50% of the annual salary upon satisfaction of certain performance standards. Allied granted General Peay a stock award of 10,000 shares of Allied stock as well as options for 100,000 shares of Allied stock which vest over a four (4) year period (the "Option"). In the event Allied terminates General Peay's employment without cause within six (6) months following a change of control which occurs during the first year of employment, Allied will pay to General Peay an amount equal to $500,000 less any profit realizable on the Option as a result of the change of control.

     In 2001, Mr. Meyer and Allied entered into an employment agreement which provides for an annual salary of $160,000 and the potential to earn an annual bonus up to 35% of the annual salary upon satisfaction of certain performance standards. Allied granted Mr. Meyer a stock award of 2,500 shares of Allied stock as well as options for 40,000 shares of Allied stock which vest over a four (4) year period. Upon certain terminations of Mr. Meyer's employment, he will be entitled to receive his annual salary for one year following such termination.

     In 2001, Mr. Waddell and Allied entered into an employment agreement which provides for an annual salary of $145,000 and the potential to earn an annual bonus up to 35% of the annual salary upon satisfaction of certain performance standards. Allied granted Mr. Waddell a stock award of 2,500 shares of Allied stock as well as option for 40,000 shares of Allied stock which vest over a four
(4) year period. Upon certain terminations of Mr. Waddell's employment, he will be entitled to receive his annual salary for one year following such termination.

     Mr. Yarborough's employment with Allied terminated in January, 2001. His employment agreement provides for payment at the rate of his former salary ($200,000 per year) through December, 2001. Thereafter, he has a five (5) year consulting agreement which calls for fees of $55,000 per year.

     Mr. Sculley's employment with Allied terminated in September, 1999. He is entitled to post-employment payments of $80,000 per year for a five (5) year period. Such amounts are subject to acceleration upon a change of control of Allied.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The Compensation Committee of Allied during the fiscal year ended December 31, 2000 consisted from time to time of Messrs. Robert W. Hebel, Harry H. Warner, Clifford C. Christ, Ronald G. Griffith and J. H. Binford Peay, III. The current members of the Compensation Committee are Messrs. Warner, Christ and Griffith. Mr. Griffith is Executive Vice President of MPRI, Inc. and General Peay previously served on the Board of Directors of MPRI, Inc.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following information is furnished with respect to any person who is known to Allied to be the beneficial owner of more than five percent (5%) of its Common Stock and is based upon the most recent filings made by the undersigned with the Securities and Exchange Commission:

Title of            Name and Address of                Amount and nature of
Class               Beneficial Owner                   Beneficial Ownership     Percent of Class/1/
-----               -------------------                --------------------     ------------------
Common              FMR Corp./2/                       465,000                       9.4%
                    82 Devonshire Street               Owned directly
                    Boston, MA 02109

Common              Dimensional Fund                   355,200                       7.2%
                    Advisors, Inc./3/                  Owned directly
                    1299 Ocean Ave., 11/th/ Floor
                    Santa Monica, CA 90401

Common              Kahn Capital                       318,500                       6.4%
                    Management, LLC/4/                 Owned directly
                    5506 Worsham Court
                    Windemere, FL 34786

Common              Bricoleur Capital                  576,900                      11.7%
                    Management, LLC/5/                 Owned directly
                    12230 El Camino Rd, Ste. 100
                    San Diego, CA 92130

___________________________
/1/ Based upon 4,878,064 shares of common stock outstanding plus 62,000 shares which may be acquired within 60 days pursuant to outstanding stock options.
/2/ FMR Corp. and its wholly-owned subsidiary, Fidelity Management & Research Company ("Fidelity"), Edward C. Johnson, 3rd and Abigail P. Johnson, jointly filed an amended Schedule 13G with the SEC on February 13, 2001. This Schedule 13G states that Fidelity Low-Priced Stock Fund owned 465,000 shares of Common Stock as of December 31, 2000.
/3/ Dimensional Fund Advisors, Inc. ("Dimensional"), a registered investment advisor, filed an amended Schedule 13G with the SEC on February 2, 2001. This
Schedule 13G states that Dimensional is deemed to have beneficial ownership of 355,200 shares, all of which shares are owned by advisory clients of Dimensional. Dimensional disclaims beneficial ownership of all such shares.
/4/ Kahn Capital Management, LLC ("Kahn") filed a Schedule 13F with the SEC on February 12, 2001. This Schedule 13F states that Kahn Capital Partners, L.P., a limited partnership of which Kahn is the general partner, owned 318,500 shares of Common Stock as of December 31, 2000.
/5/ Bricoleur Capital Management, LLC ("Bricoleur") filed a Schedule 13F with the SEC on February 7, 2001. This Schedule 13F states that Bricoleur owned 576,900 shares of Common Stock as of December 31, 2000.

     The following information is furnished as of March 21, 2001, with respect to the beneficial ownership by management of Allied's Common Stock:

Title of                 Name and Address of           Amount and nature of
Class                    Beneficial Owner              Beneficial Ownership     Percent of Class/6/
-----                    --------------------          --------------------     ------------------
Common                   J. H. Binford Peay, III       19,500/7/                         *
                                                       Owned directly

Common                   Harry H. Warner               23,500/7/                         *
                                                       Owned directly

Common                   Clifford C. Christ            34,500/7/                         *
                                                       Owned directly

Common                   J. R. Sculley                 99,900/7/                         2.0%
                                                       Owned directly

Common                   Ronald H. Griffith            7,500/7/                          *
                                                       Owned directly

Common                   All executive officers        204,580                           4.1%
                         and directors as a            Owned directly
                         group (7)

     Allied is aware of no arrangement the operation of which may at a subsequent date result in a change in control of Allied.

Item 13.  Certain Relationships and Related Transactions.

     Mr. Sculley's employment with the Company terminated in September, 1999. During 2000, the Company paid Mr. Sculley approximately $194,000 in satisfaction of his post-employment severance entitlement. In addition, he is entitled to post-employment payments of $80,000 per year for a five (5) year period. Such amounts are subject to acceleration upon a change of control of the Company.

__________________
/6/ Based upon 4,878,064 shares of common stock outstanding plus 62,000 shares which may be acquired within sixty (60) days pursuant to outstanding stock options.
/7/ Includes stock options for 6,500 shares which may be exercised within sixty
(60) days.

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

(a)(1)    Financial Statements:
          ---------------------
          Report of Independent Certified Public         F-3
          Accountants

          Consolidated Balance Sheets at December 31,    F-4
          2000 and 1999

          Consolidated Statements of Operations for      F-6
          the three years ended December 31, 2000

          Consolidated Statements of Stockholders'       F-7
          Equity for the three years ended
          December 31, 2000

          Consolidated Statements of Cash Flows          F-8
          for the three years ended December 31, 2000

          Notes to Consolidated Financial Statements     F-10

(a)(2)     Financial Statement Schedules:
           -----------------------------
     The following financial statement schedules are included in Part IV of this report:

     (a)(2)(a) As of December 31, 2000 and 1999
               and for the three years ended December 31, 2000.

               Schedule I - Condensed
               Financial Information of Allied                          F-32

               Schedule II - Valuation
               and Qualifying Accounts                                  F-35

     (a)(3)    Exhibits:
               --------

           Exhibit 3 - Certificate of Incorporation, as amended
           (Incorporated by reference from Form 10-K filed in March, 1992); Restated By-Laws (Incorporated by reference from Form 10-Q filed in July, 1999).

           Exhibit 10A - Employment agreement between Allied Research Corporation and J. H. Binford Peay, III (Incorporated by reference from Form 8-K filed in March, 2001.)

           Exhibit 10B - Employment agreement between Allied Research Corporation and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March, 2001.)

           Exhibit 10C - Employment agreement between Allied Research Corporation and Bruce W. Waddell (Incorporated by reference from Form 8-K filed in March, 2001.)

           Exhibit 21 - List of Subsidiaries                            E-3

           Exhibit 23 - Consent of Independent Certified                E-4
                        Public Accountants

     (b)  Reports on Form 8-K:
          -------------------

          No reports on Form 8-K were filed during the fourth quarter of 2000.

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

                                Allied Research Corporation


                                By: /s/  J. H. Binford Peay, III
                                    -----------------------------
                                    J. H. Binford Peay, III,
                                    Chairman of the Board, President
                                    and Chief Executive Officer

Date: March 21, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.


                                By: /s/  John G. Meyer, Jr.
                                    --------------------------
                                    John G. Meyer, Jr.,
                                    Executive Vice President, Chief Operating
                                    Officer and Acting Chief Financial Officer
Date: March 21, 2001


                                  **********


                                    /s/  J. R. Sculley
                                ----------------------------------------
                                J. R. Sculley, Director
Date: March 21, 2001

                          /s/ Clifford C. Christ
                         --------------------------------------
                         Clifford C. Christ, Director
Date: March 21, 2001



                          /s/ Harry H. Warner
                         --------------------------------------
                         Harry H. Warner, Director
Date: March 21, 2001



                          /s/ Ronald H. Griffith
                         --------------------------------------
                         Ronald H. Griffith, Director
Date: March 21, 2001

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549








                      FINANCIAL STATEMENTS AND SCHEDULES

                               December 31, 2000








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

                          Allied Research Corporation

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


--------------------------------------------------------------------------------



                                                                          Page
Report of Independent Certified Public Accountants                       F - 3

Consolidated Balance Sheets at December 31, 2000 and 1999                F - 4

Consolidated Statements of Operations for the three years ended
  December 31, 2000                                                      F - 6

Consolidated Statements of Stockholders' Equity for the three years
  ended December 31, 2000                                                F - 7

Consolidated Statements of Cash Flows for the three years ended
  December 31, 2000                                                      F - 8

Notes to Consolidated Financial Statements                               F - 10

Schedules as of and for the three years ended December 31, 2000

      Schedule I - Condensed Financial Information of Registrant         F - 32

      Schedule II -Valuation and Qualifying Accounts                     F - 35

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Allied Research Corporation

We have audited the accompanying consolidated balance sheets of Allied Research Corporation and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Research Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedules I and II for each of the three years in the period ended December 31, 2000. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.


/s/ Grant Thornton LLP


Baltimore, Maryland
February 2, 2001

                          Allied Research Corporation

                          CONSOLIDATED BALANCE SHEETS

                                  December 31,

--------------------------------------------------------------------------------

                                     ASSETS

                                                                                      2000                  1999
                                                                                  -----------           -----------
CURRENT ASSETS
 Cash and equivalents                                                             $ 7,570,358           $ 5,967,854
 Restricted cash                                                                    3,010,253             4,508,082
 Accounts and note receivable                                                      18,661,105             9,278,078
 Costs and accrued earnings on
   uncompleted contracts                                                           34,136,421            14,109,419
 Inventories                                                                        5,910,906             3,518,870
 Prepaid expenses                                                                   2,996,142               972,528
 Net assets of discontinued operation                                                       -             4,198,644
                                                                                  -----------           -----------

      Total current assets                                                         72,285,185            42,553,475

PROPERTY, PLANT AND EQUIPMENT - AT COST
 Buildings and improvements                                                        11,905,686            11,189,215
 Machinery and equipment                                                           28,460,783            27,197,414
                                                                                  -----------           -----------
                                                                                   40,366,469            38,386,629
 Less accumulated depreciation                                                     29,803,505            29,241,906
                                                                                  -----------           -----------
                                                                                   10,562,964             9,144,723
 Land                                                                               1,112,356             1,116,993
                                                                                  -----------           -----------
                                                                                   11,675,320            10,261,716

OTHER ASSETS
 Intangibles, less accumulated amortization of
   $2,538,365 and $2,326,247 in 2000 and 1999,
   respectively                                                                     3,251,404             4,255,332
 Deferred taxes                                                                       406,085             2,923,464
 Other                                                                                139,258               136,944
                                                                                  -----------           -----------
                                                                                    3,796,747             7,315,740
                                                                                  -----------           -----------

                                                                                  $87,757,252           $60,130,931
                                                                                  ===========           ===========

The accompanying notes are as integral part of these consolidated financial statements.

                          Allied Research Corporation

                                  December 31,

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                       2000                  1999
                                                                                   -----------           -----------
CURRENT LIABILITIES
 Notes payable                                                                     $ 3,699,100           $   608,624
 Current maturities of long-term debt                                                1,079,053             1,224,552
 Accounts payable                                                                   22,008,658            10,757,295
 Accrued liabilities                                                                 3,608,536             2,810,355
 Accrued losses on contracts                                                           712,076               172,572
 Customer deposits                                                                   5,777,112               492,842
 Income taxes                                                                          502,332               664,521
                                                                                   -----------           -----------

      Total current liabilities                                                     37,386,867            16,730,761


LONG-TERM DEBT, less current maturities                                              3,529,539             3,080,605

DEFERRED INCOME TAXES                                                                  120,772                     -

CONTINGENCIES AND COMMITMENTS                                                                -                     -

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; authorized, 10,000
   shares; none issued                                                                       -                     -
 Common stock, par value, $.10 per share; authorized
   10,000,000 shares; issued and outstanding, 4,812,464
   in 2000 and 4,836,722 in 1999                                                       481,246               483,672
 Capital in excess of par value                                                     13,689,053            13,906,739
 Retained earnings                                                                  40,305,945            31,083,628
 Accumulated other comprehensive loss                                               (7,756,170)           (5,154,474)
                                                                                   -----------           -----------
                                                                                    46,720,074            40,319,565
                                                                                   -----------           -----------

                                                                                   $87,757,252           $60,130,931
                                                                                   ===========           ===========

The accompanying notes are as integral part of these consolidated financial statements.

                          Allied Research Corporation

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,

--------------------------------------------------------------------------------

                                                                     2000           1999           1998
                                                                 ------------    -----------   ------------
Revenue                                                          $107,742,815    $59,032,607   $133,078,127

Cost and expenses
 Cost of sales                                                     79,974,464     50,863,772    109,283,912
 Selling and administrative                                        10,818,384     10,756,462     10,340,218
 Research and development                                           1,583,071      1,686,008      1,614,050
                                                                 ------------    -----------   ------------
                                                                   92,375,919     63,306,242    121,238,180
                                                                 ------------    -----------   ------------

     Operating income (loss)                                       15,366,896     (4,273,635)    11,839,947

Other income (deductions)
 Interest income                                                      654,504        835,496      1,159,011
 Interest expense                                                  (1,524,098)    (1,102,312)    (1,352,862)
 Other - net                                                          489,392        782,781       (815,028)
                                                                 ------------    -----------   ------------
                                                                     (380,202)       515,965     (1,008,879)
                                                                 ------------    -----------   ------------

 Earnings (loss) before discontinued
operation and income taxes                                         14,986,694     (3,757,670)    10,831,068

Income tax expense (benefit)                                        6,281,370       (475,803)     2,202,038
                                                                 ------------    -----------   ------------

     Earnings (loss) from continuing operations                     8,705,324     (3,281,867)     8,629,030

Discontinued operation
 Income (loss) from operation of engineering and technical
  segment, less income tax of $18,394 in 2000 and income tax benefit of $409,330 in 1999, and income tax expense of
  $308,130 in 1998                                                     54,100       (746,414)       436,608



 Gain on sale, net of income taxes                                    462,893              -              -
                                                                 ------------    -----------   ------------
                                                                      516,993       (746,414)       436,608
                                                                 ------------    -----------   ------------

     NET EARNINGS (LOSS)                                         $  9,222,317    $(4,028,281)  $  9,065,638
                                                                 ============    ===========   ============

Earnings (loss) per share
 Basic
   Continuing operations                                         $       1.79    $      (.68)  $       1.83
   Discontinued operation                                                 .11           (.16)           .09
                                                                 ------------    -----------   ------------
     Net income (loss)                                           $       1.90    $      (.84)  $       1.92
                                                                 ============    ===========   ============
 Diluted
   Continuing operations                                         $       1.79    $      (.68)  $       1.81
   Discontinued operation                                                 .11           (.16)           .09
                                                                 ------------    -----------   ------------
     Net income (loss)                                           $       1.90    $      (.84)  $       1.90
                                                                 ============    ===========   ============

Weighted average number of common shares:

 Basic                                                              4,844,267      4,818,857      4,722,303
                                                                 ============    ===========   ============

 Diluted                                                            4,846,399      4,818,857      4,765,207
                                                                 ============    ===========   ============

The accompanying notes are as integral part of these consolidated financial statements.

                          Allied Research Corporation

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


                                                Preferred         Common Stock           Capital
                                                              ---------------------
                                                Stock, no                   $.10        in excess      Retained
                                                par value       Shares    par value    of par value    earnings
                                                ---------     ---------   ---------    ------------   -----------
Balance at January 1, 1998                      $       -     4,608,221    $460,822    $12,100,521   $26,046,271
 Common stock awards                                    -        57,448       5,745        683,631             -
 Employee stock purchase plan purchases                 -        94,505       9,450        628,172             -
 Retirement of common stock                             -        (3,000)       (300)       (21,225)            -
 Comprehensive income
   Net earnings for the year                            -             -           -              -     9,065,638
   Currency translation adjustment                      -             -           -              -             -
    Total comprehensive income                          -             -           -              -             -
                                                ---------     ---------    --------    -----------   -----------

Balance at December 31, 1998                            -     4,757,174     475,717     13,391,099    35,111,909
 Common stock awards                                    -        66,048       6,605        440,597             -
 Employee stock purchase plan purchases                 -        36,100       3,610        209,319             -
 Retirement of common stock                             -       (22,600)     (2,260)      (134,276)            -
 Comprehensive loss
   Net loss for the year                                -             -           -              -    (4,028,281)
   Currency translation adjustment                      -             -           -              -             -
    Total comprehensive loss                            -             -           -              -             -
                                                ---------     ---------    --------    -----------   -----------

Balance at December 31, 1999                            -     4,836,722     483,672     13,906,739    31,083,628
 Common stock awards                                    -        17,000       1,700        139,550             -
 Employee stock purchase plan purchases                 -        34,430       3,443        253,696             -
 Retirement of common stock                             -       (75,688)     (7,569)      (610,932)            -
 Comprehensive income
   Net earnings for the year                            -             -           -              -     9,222,317
   Currency translation adjustment                      -             -           -              -             -
    Total comprehensive income                          -             -           -              -             -
                                                ---------     ---------    --------    -----------   -----------

Balance at December 31, 2000                    $       -     4,812,464    $481,246    $13,689,053   $40,305,945
                                                =========     =========    ========    ===========   ===========


                                                         Accumulated             Total
                                                     other comprehensive      stockholders'
                                                        (loss) income            equity
                                                         ------------         ------------
Balance at January 1, 1998                                $(1,713,159)        $ 36,894,455
 Common stock awards                                                -              689,376
 Employee stock purchase plan purchases                             -              637,622
 Retirement of common stock                                         -              (21,525)
 Comprehensive income
   Net earnings for the year                                        -                    -
   Currency translation adjustment                          2,698,284                    -
    Total comprehensive income                                      -           11,763,922
                                                          -----------         ------------

Balance at December 31, 1998                                  985,125           49,963,850
 Common stock awards                                                -              447,202
 Employee stock purchase plan purchases                             -              212,929
 Retirement of common stock                                         -             (136,536)
 Comprehensive loss
   Net loss for the year                                            -                    -
   Currency translation adjustment                         (6,139,599)                   -
    Total comprehensive loss                                        -          (10,167,880)
                                                          -----------         ------------

Balance at December 31, 1999                               (5,154,474)          40,319,565
 Common stock awards                                                -              141,250
 Employee stock purchase plan purchases                             -              257,139
 Retirement of common stock                                         -             (618,501)
 Comprehensive income
   Net earnings for the year                                        -                    -
   Currency translation adjustment                         (2,601,696)                   -
    Total comprehensive income                                      -            6,620,621
                                                          -----------         ------------

Balance at December 31, 2000                              $(7,756,170)        $ 46,720,074
                                                          ===========         ============

The accompanying notes are as integral part of these consolidated financial statements.

                          Allied Research Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Years ended December 31,

--------------------------------------------------------------------------------

Increase (decrease) in cash and equivalents                          2000                  1999                   1998
                                                                 ------------          ------------           ------------
Cash flows from (used in) operating activities
 Net earnings (loss) for the year                                $  9,222,317          $ (4,028,281)          $  9,065,638
 Adjustments to reconcile net earnings (loss) to net
   cash from continuing operating activities
    Depreciation and amortization                                   1,694,810             2,136,214              2,104,370
    Gain on sale of subsidiary                                       (462,318)                    -                      -
    (Income) loss from discontinued operation                         (54,100)              746,414               (436,608)
    Gain on sale of fixed assets                                            -               (45,808)                     -
    Deferred income taxes                                           2,415,598            (2,578,217)            (1,263,193)
    Provision for estimated losses on contracts                       539,504              (159,795)               200,938
    Common stock awards                                               141,250               447,202                689,376
    Changes in assets and liabilities
     Accounts receivable                                           (4,549,178)            9,190,965             16,609,921
     Cost and accrued earnings on
       uncompleted contracts                                      (20,925,251)            4,098,209            (12,070,920)
     Inventories                                                   (2,633,890)             (609,352)             3,800,770
     Prepaid expenses and other assets                             (1,485,542)            7,830,017             (5,865,649)
     Accounts payable and accrued liabilities                      10,730,295           (11,630,667)           (10,122,052)
     Customer deposits                                              5,283,474           (14,145,053)             8,243,361
     Income taxes                                                     (81,649)             (634,944)              (402,161)
                                                                 ------------          ------------           ------------
                                                                   (9,386,997)           (5,354,815)             1,488,153
                                                                 ------------          ------------           ------------

 Net cash (used in) provided by continuing operating
  activities                                                         (164,680)           (9,383,096)            10,553,791


Cash flows from (used in) investing activities
 Capital expenditures                                              (3,850,115)           (2,256,305)            (2,211,019)
 Proceeds from sale of subsidiary                                   2,822,495                     -                      -
 Proceeds from sale of fixed assets                                         -               519,866                      -
 Acquisition of subsidiary                                                  -              (924,680)                     -
                                                                 ------------          ------------           ------------

 Net cash used in investing activities                             (1,027,620)           (2,661,119)            (2,211,019)

The accompanying notes are as integral part of these consolidated financial statements.

                          Allied Research Corporation

                           Years ended December 31,

--------------------------------------------------------------------------------


                                                                     2000                  1999                  1998
                                                                 -----------           -----------           -----------
Cash flows from (used in) financing activities
 Net increase in short-term borrowings                             2,864,172             1,286,882                74,050
 Principal payments on long-term debt                             (1,082,419)             (982,207)           (1,156,694)
 Proceeds from issuance of long-term debt                          1,346,594               153,403                     -
 Retirement of common stock                                         (618,501)             (136,536)              (21,525)
 Proceeds from employee stock purchases                              257,139               212,929               637,622
 Restricted cash and restricted deposits                           1,497,829             9,505,823            (5,286,719)
                                                                 -----------           -----------           -----------

        Net cash provided by (used in)
           financing activities                                    4,264,814            10,040,294            (5,753,266)

Cash flows provided by (used in) discontinued operation
                                                                           -               493,258            (1,687,675)

Effects of exchange rates on cash                                 (1,470,010)           (2,754,139)            1,638,721
                                                                 -----------           -----------           -----------

        Net increase (decrease) in cash
           and equivalents                                         1,602,504            (4,264,802)            2,540,552

Cash and equivalents at beginning of year                          5,967,854            10,232,656             7,692,104
                                                                 -----------           -----------           -----------

Cash and equivalents at end of year                              $ 7,570,358           $ 5,967,854           $10,232,656
                                                                 ===========           ===========           ===========

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
 Cash paid during the year for
   Interest                                                      $ 1,425,688           $ 1,255,594           $ 1,352,548
   Income taxes                                                    6,072,626             1,719,500             4,429,842



The accompanying notes are an integral part of these consolidated financial statements.

                         Allied Research Corporation

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

 Basis of Presentation
 ---------------------

 The consolidated financial statements of the Company include the accounts of Allied Research Corporation (Allied), a Delaware corporation, and its wholly-owned subsidiaries, ARC Europe, S. A. (ARC Europe), a Belgian company, Barnes & Reinecke, Inc. (BRI), a Delaware corporation (which discontinued operations), Allied Research Corporation Limited (Limited), a United Kingdom company and ARC International Sales Corporation, a Barbados corporation (both of which are inactive).

 ARC Europe includes its wholly-owned subsidiaries Mecar S.A. (Mecar), Sedachim, S.I. and VSK Electronics N.V. (the VSK Group). The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Tele Technique Generale, I.D.C.S., N.V., Belgian Automation Units, N.V. and Vigitec S.A. (Vigitec), which was acquired in a purchase transaction on December 14, 1999. Vigitec's operations were nominal for the period since its acquisition. Its results of operations for the period from December 14, 1999 to December 31, 1999 were not significant and Vigitec's operations were consolidated effective January 1, 2000.

 Significant intercompany transactions have been eliminated in consolidation.

 Business Operations and Segments
 --------------------------------

 Allied's operating subsidiaries are located in Belgium. Allied sold its domestic operations (BRI) in March 2000. During 2000, eighty-one percent of Allied's business activity was in the development and production of ammunitions and weapons systems in Belgium with sales to customers in Asia, the Middle East, the United States and Europe. Nineteen percent of the business activity is developing, manufacturing, distributing and servicing industrial security products in Belgium with industrial customers throughout Europe. A description of the business segments and operations of Allied follows.

  Corporate
  ---------

  Allied provides management services to its wholly-owned subsidiaries. Allied has no direct domestic operating assets or business activity. Limited, which was formerly engaged in the marketing of military hardware, is inactive. ARC Europe has no direct operating assets or business activity and serves as a Belgian holding company.

  Product Sales
  -------------

  Mecar is primarily engaged in the development and production of ammunitions and weapons systems. Mecar derives substantially all of its revenue, primarily on fixed price contracts, from direct and indirect sales to foreign governments, including via U.S. Government sponsored foreign military sales contracts and subcontracts.

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

                         Allied Research Corporation

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

  Engineering and Technical (Discontinued Operation)
  --------------------------------------------------

  BRI provided engineering and technical support services and sold directly and indirectly to United States Military Agencies, other defense contractors, foreign governments and industry. Allied sold BRI on March 6, 2000 and its operation has been reflected as a discontinued operation.

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

 Costs and accrued profits on uncompleted direct and indirect fixed price contracts with foreign governments and direct and indirect U.S. Government foreign military sales contracts, which are billable upon completion, are carried as costs and accrued earnings on uncompleted contracts.

 Revenues from the sale of fire and security systems are recognized when the installation is completed, less a provision for anticipated service costs. Security system maintenance contract revenues are recognized over the term of the contract on a straight-line basis.

 In the normal course of the Company's business, it does not bill shipping and handling costs to customers.

 Use of Estimates
 ----------------

 In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

 Inventories
 -----------

 Inventories, which consist primarily of raw materials, are stated principally at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

                         Allied Research Corporation

--------------------------------------------------------------------------------

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

 Reclassifications
 -----------------

 Certain items in the 1999 and 1998 financial statements have been reclassified to conform to the current presentation.

 Newly Issued Accounting Standards
 ---------------------------------

 In June 1999, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and as amended by SFAS No's. 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 effective with the first quarter of 2001. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 will require the Company to measure all derivatives at fair value and to recognize them in its balance sheet as an asset or liability, depending on the Company's rights or obligations under the derivative contract. Implementation of this standard is not anticipated to have a material effect on the Company's results of operations, financial position or cash flows.

 The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB 101), Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The Company reviewed its revenue recognition policies and determined that they are in compliance with SAB 101.


NOTE B - DISCONTINUED OPERATION

 On March 6, 2000, the Company sold the stock of BRI, the engineering and technical segment of its business. In 2000, the Company realized income from operations, net of taxes, from the engineering and technical segment of $54,100 and a gain on sale of the segment, net of taxes of $462,893. In 1999 and 1998, the (loss) income from operations, net of income taxes was ($746,414) and $436,608, respectively.

                         Allied Research Corporation

--------------------------------------------------------------------------------

NOTE B - DISCONTINUED OPERATION - Continued

 Summarized data relating to the discontinued operation of the engineering and technical segment for the years ended December 31, 2000, 1999 and 1998 and net asset data for 1999 are as follows:

                                                           2000               1999                1998
                                                        ----------        -----------         -----------
          Results of operations
            Operating revenue                           $1,492,501        $11,237,247         $10,457,075
            Operating income (loss)                         72,494           (907,177)            817,257
            Net income (loss)                               54,100           (746,414)            436,608

          Net assets of discontinued operation
            Current assets                                                $ 8,790,728
            Property and equipment, net                                       283,238
            Other assets                                                    7,738,314
            Current liabilities                                             6,587,803
            Long-term liabilities                                           6,025,833
                                                                          -----------

                                                                          $ 4,198,644
                                                                          ===========


NOTE C - RESTRICTED CASH

 Mecar is generally required under the terms of its contracts for direct and indirect sales to foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees place restrictions on certain cash deposits and other liens on Mecar's assets. VSK has also pledged certain term deposits to secure outstanding bank guarantees.

 Restricted cash of $3,010,253 and $4,508,082 included in current assets at December 31, 2000 and 1999, respectively, was restricted or pledged as collateral for these agreements and other obligations.

 Net assets of discontinued operations include amounts restricted under BRI's credit facility.


NOTE D - ACCOUNTS AND NOTE RECEIVABLE

 Accounts and note receivable at December 31 are comprised as follows:

                                                                                  2000               1999
                                                                               -----------         ----------
       Receivables from foreign governments                                    $ 9,409,943         $3,284,120
       Commercial and other receivables, less allowance for doubtful
        receivables of $153,840 in 2000 and $168,682 in 1999                     9,251,162          5,993,958
                                                                               -----------         ----------

                                                                               $18,661,105         $9,278,078
                                                                               ===========         ==========

 Included in commercial and other receivables is a note receivable arising from the sale of BRI which has a balance of $900,000 at December 31, 2000. The note bears interest at 6.5% and matures on September 6, 2001.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE E - PREPAID EXPENSES

 Advance payments on contracts in process in 2000 and 1999 of approximately $1,061,185 and $253,865, respectively, were included in prepaid expenses.


NOTE F - CREDIT FACILITY

 The Company is obligated under various credit agreements (the Agreements) with its foreign banks and its foreign banking pool that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. These fees are charged to interest expense. As of December 31, 2000, guarantees and performance bonds of approximately $9.7 million remain outstanding.

 Advances under the Agreements are secured by restricted cash of approximately $3 million. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $25 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and Limited for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.

 Mecar also has a line-of-credit for working capital of approximately $9.2 million at December 31, 2000, that matures on February 28, 2001. Advances on the line bear interest at two points over the Euro overnight index average (7.16% at December 31, 2000). At December 31, 2000 the balance outstanding was approximately $2.8 million.


NOTE G - ACCRUED LOSSES ON CONTRACTS

 The Company provided for accrued losses of $712,076 at December 31, 2000 in connection with the completion of certain contracts in progress. These contracts are scheduled to be completed in 2001.


NOTE H - LONG-TERM DEBT

 Long-term obligations as of December 31 consist of the following:


                                                  2000              1999
                                               ----------        ----------

                  Mortgage loan agreements     $2,098,458        $3,133,769
                  Other                         2,510,134         1,171,388
                                               ----------        ----------
                                                4,608,592         4,305,157
                  Less current maturities       1,079,053         1,224,552
                                               ----------        ----------

                                               $3,529,539        $3,080,605
                                               ==========        ==========

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE H - LONG-TERM DEBT - Continued

 Mortgage Loan Agreements
 ------------------------

 The Company entered into a mortgage loan agreement in 1986, which was amended in 1994, to partially finance the construction of Mecar's manufacturing and administration facilities in Belgium, that had a balance due of $1,751,543 at December 31, 2000. The loan matures in January, 2004. As amended, the loan is payable in annual principal installments of $550,000. The loan bears interest at approximately 8.75% annually, is collateralized by a mortgage on the Company's real estate and includes a prepayment penalty. The Company is also obligated on several mortgages on the VSK Group's buildings which have a total balance due of $346,915 at December 31, 2000. The mortgages mature at various dates through 2005 in annual installments of approximately $39,000, plus interest at rates ranging from 3.9% to 4.5% per year.

 Other
 -----

 The Company is also obligated on various vehicle, equipment and other loans. The notes are generally secured by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2005.

 Scheduled annual maturities of long-term obligations as of December 31, 2000 are as follows:

                                    Year                 Amount
                                    ----                 ------

                                    2001               $1,079,053
                                    2002                2,129,135
                                    2003                  527,666
                                    2004                  762,116
                                    2005                  110,622


NOTE I - BENEFIT PLANS

 In June, 1992, the Board of Directors adopted the Allied Research Corporation Outside Directors Retirement Plan. Future benefits under this plan were terminated during 2000. The net present value of benefits payable to currently eligible directors has been accrued and reflected as a charge to earnings.

 The Company instituted a simplified employee pension plan in 2000 for its domestic staff. Contributions to the plan in 2000 were approximately $78,000.

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

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE J - CONTINGENCIES AND COMMITMENTS - Continued

 U.S. Government sponsored foreign military sales contracts are subject to U.S. Government review. It is not anticipated that adjustments, if any, with respect to determination of costs under these direct contracts or subcontracts will have a material effect on the Company's consolidated results of operations or financial position.

 The Company enters into foreign exchange contracts in the normal course of business primarily to hedge certain sales and purchase contracts. These contracts typically mature within twelve months, and forward exchange gains and losses are recognized upon final maturity or at the time the related foreign currency transaction is recognized. Contracts with a notional amount of $37.8 million were outstanding as of December 31, 2000 ($15 million at December 31, 1999).

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

 The Company leases office space and equipment under operating leases which expire at various dates through 2007. Certain leases also include escalation provisions for taxes and operating costs. The following is a schedule by year of base rentals due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2000:


                         Year                    Amount
                        ------                 ---------

                       2001                      $135,141
                       2002                       123,749
                       2003                       120,000
                       2004                       120,000
                       2005                       120,000
                       Thereafter                 240,000

 Total rental expense charged to operations approximated $137,000, $122,000 and $124,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

 The Company's domestic operations do not provide post employment benefits to its employees. Under Belgian labor provisions, the Company may be obligated for future severance costs for its employees. The Company has provided for known severance costs related to its workforce reductions. After giving effect to prior workforce reductions, current work loads, expected levels of future operations, severance policies and future severance costs, post employment benefits are not expected to be material to the Company's financial position at this time.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE K - FAIR VALUE OF FINANCIAL INSTRUMENTS

 The estimated fair value of the Company's financial instruments and off-balance-sheet credit obligations are as follows:

                                                                       2000                                1999
                                                            ------------------------------     -------------------------------
                                                            Carrying           Estimated         Carrying          Estimated
                                                              Amount          Fair Value           Amount         Fair Value
                                                            ----------        ------------     -----------       -------------
     Notes payable and long-term debt, including
      current maturities                                     $8,307,692        $8,307,692        $4,913,781      $ 4,913,781
     Off-balance-sheet instruments
      Guarantees and letters of credit                                -          9,739,00                 -        6,913,000
      Foreign exchange contracts                                      -         37,800,00                 -       15,000,000

 The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

 . The fair value of long-term debt is estimated based on approximate market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The Company believes the aggregate carrying value approximates fair value.

 . Estimated fair values for off-balance-sheet instruments (performance bonds, advance payment guarantees, letters-of-credit and foreign exchange contracts) are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience. The fair value of foreign exchange contracts are based on their notional values, since they have short-term maturities at December 31, 2000.


NOTE L - CAPITAL STOCK

 During 1998, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. During 2000, 1999 and 1998, 75,688, 22,600 and 3,000 shares were reacquired and retired, respectively.

 At December 31, 2000, options to acquire 62,000 shares of the Company's common stock were outstanding and 651,299 shares were reserved for future issuance under the following plans:

 1997 Incentive Stock Plan
 -------------------------

 During 1997, the Board of Directors and shareholders approved and reserved 225,000 shares of common stock for awards to key employees of the Company and its subsidiaries in the form of stock options and stock awards. The Plan is administered by the Compensation Committee of the Board of Directors, and employees of the Company and its subsidiaries who are deemed to be key employees by the Committee are eligible for awards under the Plan. In 2000 and 1999, 10,000 and 62,048 shares, respectively, were awarded under the Plan.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - Continued

 1992 Allied Research Corporation Employee Stock Purchase Plan
 -------------------------------------------------------------

 During 1993, the Board of Directors and shareholders approved and reserved 525,000 shares for the plan. The plan is voluntary and substantially all full-time employees are eligible to participate through payroll deductions. The purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. The plan is subject to certain restrictions and the Board may amend or terminate it at any time. During 2000, 1999 and 1998 - 16,930, 31,548 and 7,085 shares, respectively were issued under the plan and $21,822, $29,570 and $9,314 was charged to operations.

 1988 Incentive Compensation Plan
 --------------------------------

 The Company reserved 410,900 shares of common stock for key employees of the Company and its subsidiaries. The plan permitted grants through 1998, authorized the Board to grant incentive stock options, non-statutory stock options, stock appreciation rights, stock awards, restricted stock, performance stock rights and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. As of December 31, 2000, options for 2,500 shares with an exercise price of $3.75 remain outstanding.

 1984 Incentive Stock Option Plan
 --------------------------------

 The Company reserved 315,000 shares of common stock for key employees of the Company and its subsidiaries. The plan permitted option grants through March 31, 1994. In March 1994, the Company granted options to two officers and sixteen employees to purchase 217,500 shares at $8.25 per share. These options expire in 2004. At December 31, 2000, 20,500 of these options remained outstanding.

 1993 Allied Research Corporation Outside Directors Compensation Plan
 --------------------------------------------------------------------

 During 1993, the Board of Directors and shareholders approved a plan whereby each director is entitled to receive a cash payment of $1,000 per month, and an annual grant of 1,000 shares of the Company's common stock while serving as a board member. The Company has reserved 52,400 shares of common stock for the plan which is subject to certain restrictions. The plan will terminate upon the earlier of issuance of all reserved common shares or December 31, 2003. In 2000, 1999 and 1998, the Company granted 7,000, 4,000 and 4,000 shares of common stock subject to the plan and charged $52,500, $24,500 and $48,000, respectively, to operations.

 1991 Outside Directors Stock Option Plan
 ----------------------------------------

 During 1991, the Board of Directors and shareholders approved and reserved 208,000 shares of common stock for the plan. Through 1996, the Company granted options to purchase a total of 115,000 shares all of which have been exercised. During 2000, the Company granted options to purchase a total of 39,000 shares at $7.88 per share. At December 31, 2000, options for 39,000 shares remained outstanding.

 Other
 -----

 Stock grants for 48,746 shares of the Company's common stock were made to various employees during 1998. These shares were issued outside of any existing plan and their value ($487,460) was charged to operations.

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

                          Allied Research Corporation

--------------------------------------------------------------------------------


NOTE L - CAPITAL STOCK - Continued

 The following table summarizes option activity:

                                                                      2000
                                                             ---------------------------
                                                                        Weighted Average      1999       1998
                                                              Shares     Exercise Price      Shares     Shares
                                                             --------   ----------------    --------   --------
     Options outstanding at beginning of year                  50,750         $7.72          127,350    214,770
     Options granted                                           39,000          7.88                -          -
     Options exercised                                        (17,500)         7.35           (4,200)   (87,420)
     Options forfeited                                              -             -          (56,000)         -
     Options expired                                          (10,250)         8.25          (16,400)         -
                                                             --------         -----         --------   --------

     Options outstanding at end of year                        62,000          7.83           50,750    127,350
                                                             ========         =====         ========   ========

     Option price range at end of year                       $   3.75                       $   3.75   $   3.75
                                                                   to                            to         to
                                                             $   8.25                       $   8.25   $   8.25

     Option price range for exercised shares                 $   3.75                       $   3.75   $   3.75
                                                                   to                                       to
                                                             $   8.25                                  $   8.25

     Options exercisable at end of year                        62,000                         50,750     94,750

     Weighted-average fair value of options,
       granted during the year                               $   3.57                              -          -

 The following table summarizes options outstanding at December 31, 2000:

                                                                                            Weighted Average
                Number                                            Weighted Average               Remaining
              Outstanding              Exercise Prices            Exercise Prices           Contractual Life
              -----------              ---------------            ---------------           ----------------
                2,500                       $3.75                      $3.75                      5.22
               39,000                       $7.88                      $7.88                      4.43
               20,500                       $8.25                      $8.25                      3.17

 The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants in 2000: risk free interest rate of 6.46%; expected volatility rate of 60%; and expected lives of 3 years. There were no options granted in 1999 and 1998.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE L - CAPITAL STOCK - Continued

 The following table presents the pro forma decrease in income or increase in loss that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

                                                 2000     1999       1998
                                               -------   -------    -------

                Pro forma
                 Net earnings decrease         $85,459   $46,503    $59,568
                 Earnings per share decrease
                  Basic                            .02       .01        .01
                  Diluted                          .02       .01        .01


NOTE M - MAJOR CUSTOMERS

 The Company derives the majority of its revenues directly or indirectly from foreign governments (some of which are through the U.S. government via the Foreign Military Sales program), primarily on fixed price contracts. Direct and indirect sales to two agencies of a foreign government and another foreign government accounted for approximately 19%, 23% and 18% of revenue in 2000, 3%, 27% and 31% of revenue in 1999 and 22%, 52% and 11% of revenue in 1998. In addition, during 2000, direct and indirect foreign military sales contracts for the benefit of one of such foreign government agencies were approximately 24% of revenue.


NOTE N - CONCENTRATIONS OF CREDIT RISK

 Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company's customer base. The Company generally receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers' financial condition. The Company's provision for doubtful accounts for 2000 and 1999 was not significant.

 The majority of ammunition sales are to or for the benefit of two agencies of a foreign government and other foreign governments. Mecar's ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, Mecar's business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 2000 and 1999, backlog orders, believed to be firm, from continuing operations, approximated $63.5 and $105.0 million, respectively.

 Amounts in foreign banks at December 31, 2000 and 1999 were approximately $9.1 million and $8.7 million, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company's financial position and results of operations since the Company has assets and operations in Belgium and sells its products on a worldwide basis.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE O - OTHER - NET

 Other income and (expense) included in the Company's consolidated statements of operations is comprised as follows:

                                                                2000              1999           1998
                                                              --------          --------      -----------
            Net currency transaction (losses) gains           $(42,183)         $664,042      $(1,093,160)
            Miscellaneous - net                                531,575           118,739          278,132
                                                              --------          --------      -----------

                                                              $489,392          $782,781      $  (815,028)
                                                              ========          ========      ===========


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

 Earnings (loss) from continuing operations before income taxes is comprised as follows:

                                                   2000              1999              1998
                                               -----------       -----------       -----------
            Domestic                           $  (572,025)      $  (334,165)      $  (531,456)
            Foreign                             15,558,719        (3,423,505)       11,362,524
                                               -----------       -----------       -----------

                                               $14,986,694       $(3,757,670)      $10,831,068
                                               ===========       ===========       ===========

 The Company's provision for income taxes is comprised as follows:

                                                                2000                1999              1998
                                                             ----------         -----------        ----------
            Currently (refundable) payable
             Domestic                                        $  (36,379)        $   448,206        $  110,372
             Foreign                                          3,677,622           1,436,918         2,945,711
                                                             ----------         -----------        ----------
                                                              3,641,243           1,885,124         3,056,083
            Deferred - net                                    2,640,127          (2,360,927)         (854,045)
                                                             ----------         -----------        ----------

                 Total attributable to continuing
                  operations                                  6,281,370            (475,803)       $2,202,038


            Taxes related to discontinued operation              18,394            (409,330)          308,130
                                                             ----------         -----------        ----------

                 Total tax provision                         $6,299,764         $  (885,133)       $2,510,168
                                                             ==========         ===========        ==========

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE P - INCOME TAXES - Continued

 The Company's provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company's provision are as follows:

                                                                2000          1999          1998
                                                               ------       -------        ------
          Taxes at statutory rate                               34.0 %       (34.0)%        34.0 %
          Foreign tax rate differential                          6.3          (5.8)          5.9
          Benefit of foreign net operating losses                  -             -         (13.3)
          Amortization of intangibles                            1.1          13.8          (5.4)
          Deemed dividend                                          -          11.2           1.3
          Other                                                 (0.9)         (3.2)         (0.8)
                                                               -----        ------         -----

          Income taxes                                          40.5 %       (18.0)%        21.7 %
                                                               =====        ======         =====

 In 1999, the Company recognized in the fourth quarter the tax benefits of Mecar's net operating loss, when it became likely that it would realize the benefits of such losses in future periods, as a result of new contract awards in the latter part of 1999. These benefits were partially offset by taxes related to an intercompany dividend.

 Foreign loss carryforwards of $6.6 million and $3.8 million were utilized in 2000 and 1998, respectively for tax reporting purposes. Income tax expense in 1998 was reduced by approximately $939,000 as a result of the favorable resolution of deferred and accrued tax obligations in the United Kingdom.

 The Company utilized approximately $631,500 and $143,600 of its foreign tax credits in 1999 and 1998, respectively. At December 31, 2000, foreign tax credit carryforwards of approximately $288,399 were available. These credits expire through 2004.

 Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $10.7 million at December 31, 2000. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

                          Allied Research Corporation

--------------------------------------------------------------------------------


NOTE P - INCOME TAXES - Continued

 Deferred taxes at December 31, 2000 and 1999 are comprised as follows:

                                                                                     2000        1999
                                                                                  ---------   -----------
   Current deferred tax asset
    Unrealized exchange gain                                                      $       -   $     1,976

   Noncurrent
    Foreign tax credit carryforwards                                                288,399     1,379,239
    Foreign and domestic net operating loss carryforwards                                 -     2,742,229
    Depreciation and amortization                                                   207,871        37,479
    Deferred compensation                                                           199,588       138,925
    Deferred income                                                                (120,772)      (20,721)
    Other                                                                            (1,374)       25,552
                                                                                  ---------   -----------

      Noncurrent deferred tax asset                                                 573,712     4,302,703
                                                                                  ---------   -----------

      Total deferred tax asset before valuation allowance                           573,712     4,304,679

   Valuation allowance                                                             (288,399)   (1,379,239)
                                                                                  ---------   -----------

      Net deferred tax asset                                                      $ 285,313   $ 2,925,440
                                                                                  =========   ===========

 Deferred tax components are included in the following balance sheet accounts:

                                                                                     2000        1999
                                                                                  ---------   -----------
   Current asset (included in "prepaid expenses and deposits")                    $       -   $     1,976
   Noncurrent deferred tax liabilities                                             (120,772)            -
   Noncurrent deferred taxes                                                        406,085     2,923,464
                                                                                  ---------   -----------

                                                                                  $ 285,313   $ 2,925,440
                                                                                  =========   ===========

                          Allied Research Corporation

--------------------------------------------------------------------------------


NOTE Q - EARNINGS PER COMMON SHARE

 The following table reconciles the numerators and denominators of the basic and diluted earnings per share (EPS) computations.

                                                              2000                                        1999
                                               ------------------------------------    ------------------------------------------
                                                   Income
                                                     from                                Loss from
                                               continuing   Discontinued                continuing    Discontinued
                                               operations    operation   Net income     operations     operation        Net loss
                                               ----------    ----------  ----------    -----------     ----------     -----------
Basic EPS
  Income (loss) available
    to common stockholders                     $8,705,324    $  516,993  $9,222,317    $(3,281,867)    $ (746,414)    $(4,028,281)
                                               ==========    ==========  ==========    ===========     ==========     ===========

Weighted average number of
    common shares outstanding                   4,844,267     4,844,267   4,844,267      4,818,857      4,818,857       4,818,857
                                               ==========    ==========  ==========    ===========     ==========     ===========

 Basic EPS                                     $     1,79    $      .11  $     1.90    $      (.68)    $     (.16)    $      (.84)
                                               ==========    ==========  ==========    ===========     ==========     ===========

Diluted EPS
  Income (loss) available to
    common stockholders                        $8,705,324    $  516,993  $9,222,317    $(3,281,867)    $ (746,414)    $(4,028,281)

Income impact of assumed
    conversions                                         -             -           -              -              -               -
                                               ----------    ----------  ----------    -----------     ----------     -----------

Income (loss) available to
    common stockholders on a
    diluted basis                              $8,705,324    $  516,993  $9,222,317    $(3,281,867)    $ (746,414)    $(4,028,281)
                                               ==========    ==========  ==========    ===========     ==========     ===========

Weighted average number of
   common shares outstanding                    4,844,267     4,844,267   4,844,267      4,818,857      4,818,857       4,818,857

 Effect of dilutive securities
   - stock options                                  2,132         2,132       2,132              -              -               -
                                               ----------    ----------  ----------    -----------     ----------     -----------

 Adjusted weighted average
    number of common shares
    outstanding                                 4,846,399     4,846,399   4,846,399      4,818,857      4,818,857       4,818,857
                                               ==========    ==========  ==========    ===========     ==========     ===========

       Diluted EPS                                  $1.79    $      .11  $     1.90    $      (.68)    $     (.16)    $      (.84)
                                               ==========    ==========  ==========    ===========     ==========     ===========

                                                 Income
                                                  from
                                               continuing   Discontinued     Net
                                               operations    operation     income
                                               ----------   ----------   ----------
Basic EPS
  Income (loss) available
    to common stockholders                     $8,629,030    $  436,608  $9,065,638
                                               ==========

Weighted average number of
  common shares outstanding                     4,722,303     4,722,303   4,722,303
                                               ==========    ==========  ==========

 Basic EPS                                     $     1.83    $      .09  $     1.92
                                               ==========    ==========  ==========

Diluted EPS
  Income (loss) available to
    common stockholders                        $8,629,030    $  436,608  $9,065,638

Income impact of assumed
  conversions                                           -             -           -
                                               ----------    ----------  ----------

Income (loss) available to
  common stockholders on a
    diluted basis                              $8,629,030    $  436,608  $9,065,638
                                               ==========    ==========  ==========

Weighted average number of
  common shares outstanding                     4,722,303     4,722,303   4,722,303

Effect of dilutive securities
  - stock options                                  42,904        42,904      42,904
                                               ----------    ----------  ----------

Adjusted weighted average
  number of common shares
    outstanding                                 4,765,207     4,765,207   4,765,207
                                               ==========    ==========  ==========

      Diluted EPS                              $     1.81    $      .09  $     1.90
                                               ==========    ==========  ==========

 The incremental shares from assumed conversions of options, totaling 20,500 and 44,750 in 2000 and 1999, respectively, are not included in computing the diluted per share amounts, since inclusion of such shares would be anti-dilutive.


NOTE R - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

 The Company currently operates in two principal segments: Product sales (Mecar), and Security Systems and Services (The VSK Group). Product sales includes the production of ammunitions, weapons systems and ordnance products systems integration. Security Systems and Services includes sales and services to industrial and institutional customers of protection, fire and access control systems and services. Corporate costs are allocated to each segment's operations monthly and are included in the measure of each segments profit or loss. Corporate and Other includes unallocated corporate costs and Limited's costs.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE R - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - Continued

 The Company's foreign operations are conducted by Mecar and the VSK Group.

                                                           2000                1999                1998
                                                       ------------         -----------        ------------
     Revenues from external customers, from
      continuing operations
       Product Sales                                   $ 87,610,826         $38,575,416        $111,804,077
       Security Systems and Service                      20,131,989          20,457,191          21,274,050
                                                       ------------         -----------        ------------

                                                       $107,742,815         $59,032,607        $133,078,127
                                                       ============         ===========        ============

     Interest expense
      Product Sales                                    $  1,411,723         $   795,630        $  1,203,361
      Security Systems and Service                          112,184             130,535             159,284
      Corporate and Other                                       191             176,147              (9,783)
                                                       ------------         -----------        ------------

                                                       $  1,524,098         $ 1,102,312        $  1,352,862
                                                       ============         ===========        ============

     Interest income
      Product Sales                                    $    283,745         $   471,925        $    853,581
      Security Systems and Service                          130,196             104,787              83,444
      Corporate and Other                                   240,563             258,784             221,986
                                                       ------------         -----------        ------------

                                                       $    654,504         $   835,496        $  1,159,011
                                                       ============         ===========        ============

     Income tax expense (benefit)
      Product Sales                                    $  5,180,113         $(2,447,046)       $  1,162,865
      Security Systems and Service                        1,270,993           1,645,356           1,909,945
      Corporate and Other                                  (169,736)            325,887            (870,772)
                                                       ------------         -----------        ------------

                                                       $  6,281,370         $  (475,803)       $  2,202,038
                                                       ============         ===========        ============

     Depreciation and amortization
      Product Sales                                    $  1,449,062         $ 1,520,183        $  1,474,159
      Security Systems and Service                          732,928             611,482             623,074
      Corporate and Other                                    12,664               4,549               7,137
                                                       ------------         -----------        ------------

                                                       $  2,194,654         $ 2,136,214        $  2,104,370
                                                       ============         ===========        ============

     Segment profit (loss), from continuing
      operations before taxes
       Product Sales /(1)/                             $ 12,703,260         $(7,743,149)       $  6,854,793
       Security Systems and Service                       2,855,459           4,172,136           4,452,232
       Corporate and Other/(1)/                            (572,025)           (186,657)           (475,957)
                                                       ------------         -----------        ------------

                                                       $ 14,986,694         $(3,757,670)       $ 10,831,068
                                                       ============         ===========        ============

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE R - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - Continued

                                                           2000               1999               1998
                                                        -----------        -----------       ------------
     Segment assets
      Product Sales                                     $68,125,248        $40,499,173       $ 80,262,860
      Security Systems and Service                       16,458,039         13,116,269         13,567,284
      Corporate and Other /(2)/                           3,173,965          2,316,845          2,366,287
                                                        -----------        -----------       ------------

         Total reportable segments                       87,757,252         55,932,287         96,196,431

      Discontinued operations                                     -          4,198,644          5,438,316
                                                        -----------        -----------       ------------

                                                        $87,757,252        $60,130,931       $101,634,747
                                                        ===========        ===========       ============

     Expenditure for segment assets
      Product Sales                                     $ 2,840,971        $ 1,685,305       $  1,634,411
      Security Systems and Service                        1,013,477            571,000            576,608
      Corporate and Other                                    38,578                  -                  -
                                                        -----------        -----------       ------------

                                                        $ 3,893,026        $ 2,256,305       $  2,211,019
                                                        ===========        ===========       ============

        /(1)/ Unusual items - direct corporate cost allocations to operating segments increased by approximately $166,000 in 1998, which affect year-to-year comparability.

        /(2)/  Net of intersegment receivables.

The following geographic area data includes trade revenues based on customer location and assets based on physical location.

                                                                 Geographic Segment Data
                                                      2000               1999               1998
                                                  ------------        -----------       ------------
     Revenues from external customers
      Middle East                                 $ 45,688,844        $19,864,608       $105,439,877
      United States /(1)/                           25,726,688         13,632,279            549,492
      Belgium                                       19,771,275         18,272,388         14,481,788
      Canada                                        11,320,304                  -                  -
      France                                         3,069,015          4,116,046          4,096,218
      Other foreign countries                        2,166,689          3,147,286          8,510,752
                                                  ------------        -----------       ------------

                                                  $107,742,815        $59,032,607       $133,078,127
                                                  ============        ===========       ============

            /(1)/   Includes foreign military sales.

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE R - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS - Continued

                                                                           Geographic Segment Data

                                                            2000               1999              1998
                                                        -----------        -----------       ------------
     Segment assets
      Belgium                                           $84,583,288        $53,615,442       $ 93,830,144
      United Kingdom                                        185,326            256,652            260,149
      United States /(2)/                                 2,988,638          2,060,193          2,106,138
                                                        -----------        -----------       ------------

         Total reportable segments                       87,757,252         55,932,287         96,196,431

      Discontinued operation                                      -          4,198,644          5,438,316
                                                        -----------        -----------       ------------

                                                        $87,757,252        $60,130,931       $101,634,747
                                                        ===========        ===========       ============

        /(2)/ Net of intersegment receivables and investments.


NOTE S - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                   (Amounts in thousands, except per share data) *
                                                          First       Second        Third        Fourth          Total
                      2000                               Quarter      Quarter       Quarter      Quarter        For Year
--------------------------------------------------       -------      -------       -------      -------        --------
Revenue                                                  $23,474      $28,548       $25,308      $30,413        $107,743
Gross profit                                               4,517        4,920         8,128       10,203          27,768
Earnings from continuing operations                          967        1,448         3,120        3,170           8,705
Discontinued operation                                       485           32             -            -             517
Net earnings                                               1,452        1,480         3,120        3,170           9,222

Per share data:
 Basic
  Continuing operations                                  $   .20      $   .30       $   .64      $   .66        $   1.79
  Discontinued operation                                     .10          .01             -            -             .11
                                                         -------      -------       -------      -------        --------

     Net income                                          $   .30      $   .31       $   .64      $   .66        $   1.90
                                                         =======      =======       =======      =======        ========

 Diluted
  Continuing operations                                  $    20      $    30       $   .64      $   .66        $   1.79
  Discontinued operation                                     .10          .01             -            -             .11
                                                         -------      -------       -------      -------        --------

     Net income                                          $   .30      $   .31       $   .64      $   .66        $   1.90
                                                         =======      =======       =======      =======        ========

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE S - QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued
---------------------------------------------------------

                                                                   (Amounts in thousands, except per share data) *
                                                        -----------------------------------------------------------
                                                         First     Second        Third       Fourth        Total
                      1999                              Quarter    Quarter      Quarter      Quarter      For Year
------------------------------------------              -------   ---------    ---------    ---------    ----------
Revenue                                                 $23,800     $ 7,436      $ 7,216      $20,581       $59,033
Gross profit                                              4,176        (508)         278        4,223         8,169
Earnings (loss) from continuing operations                1,263      (4,096)      (3,710)       3,261        (3,282)
Discontinued operation                                        3        (329)        (169)        (251)         (746)
Net earnings (loss)                                       1,266      (4,425)      (3,879)       3,010        (4,028)

Per share data:
 Basic
  Continuing operations                                 $   .27     $  (.86)     $  (.77)     $   .69       $  (.68)
  Discontinued operation                                      -        (.07)        (.03)        (.06)         (.16)
                                                        -------     -------      -------      -------       -------

    Net income                                          $   .27     $  (.93)     $  (.80)     $   .63       $  (.84)
                                                        =======     =======      =======      =======       =======

 Diluted
  Continuing operations                                 $   .27     $  (.86)     $  (.77)     $   .69       $  (.68)
  Discontinued operation                                      -        (.07)        (.03)        (.06)         (.16)
                                                        -------     -------      -------      -------       -------

    Net income                                          $   .27     $  (.93)     $  (.80)     $   .63       $  (.84)
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

                                   SCHEDULES

                          Allied Research Corporation

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               (Parent Company)

                                BALANCE SHEETS

                                 December 31,

--------------------------------------------------------------------------------


The condensed balance sheets, statements of operations and cash flows of the registrant follow.

                                                                2000             1999
                                                            -----------      -----------
                       ASSETS

Cash and equivalents                                        $ 1,527,064      $ 1,780,929
Investment in subsidiaries                                   41,118,859       37,309,624
Due from subsidiaries                                         3,868,732        1,345,256
Deferred tax asset                                              274,258          140,901
Deposits and other                                            1,185,811          248,533
                                                            -----------      -----------

    Total assets                                            $47,974,724      $40,825,243
                                                            ===========      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued liabilities                  $ 1,254,650      $   505,678
                                                            -----------      -----------

    Total liabilities                                         1,254,650          505,678

STOCKHOLDERS' EQUITY
  Common stock                                                  481,246          483,672
  Capital in excess of par value                             13,689,053       13,906,739
  Retained earnings                                          40,305,945       31,083,628
  Accumulated other comprehensive loss                       (7,756,170)      (5,154,474)
                                                            -----------      -----------
                                                             46,720,074       40,319,565
                                                            -----------      -----------

                                                            $47,974,724      $40,825,243
                                                            ===========      ===========

                          Allied Research Corporation

                               (Parent Company)

                           STATEMENTS OF OPERATIONS

                            Year ended December 31,

--------------------------------------------------------------------------------


                                                                        2000             1999               1998
                                                                     ----------       ------------       ----------
Income
  Intercompany management fees                                       $2,867,912       $  2,967,432       $2,850,448
  Dividend from subsidiary                                                    -         10,456,160                -
  Other - net                                                           876,091            645,250          463,881
                                                                     ----------       ------------       ----------
                                                                      3,744,003         14,068,842        3,314,329

Costs and expenses
  Administrative and other                                            3,853,136          3,946,847        3,845,785
                                                                     ----------       ------------       ----------

      (Loss) earnings before equity in operations of
       subsidiaries                                                    (109,133)        10,121,995         (531,456)

Equity in operations of subsidiaries, less
  dividends received of $10,456,160 in 1999                           9,161,714        (13,824,389)       9,665,490
                                                                     ----------       ------------       ----------

      Earnings (loss) before income taxes                             9,052,581         (3,702,394)       9,134,034

Income taxes (benefit)                                                 (169,736)           325,887           68,396
                                                                     ----------       ------------       ----------

      NET EARNINGS (LOSS)                                            $9,222,317       $ (4,028,281)      $9,065,638
                                                                     ==========       ============       ==========

      Earnings per common share
       Basic                                                         $     1.90       $       (.84)      $     1.92
                                                                     ==========       ============       ==========

       Diluted                                                       $     1.90       $       (.84)      $     1.90
                                                                     ==========       ============       ==========

                          Allied Research Corporation

                               (Parent Company)

                           STATEMENTS OF CASH FLOWS

                            Year ended December 31,

--------------------------------------------------------------------------------

 Increase (decrease) in cash and equivalents                           2000            1999             1998
                                                                   ------------     -----------     ------------
Cash flows from (used in) operating activities
 Net (loss) earnings for the year                                  $  9,222,317     $(4,028,281)    $  9,065,638
 Adjustments to reconcile net (loss) earnings to net cash
  from (used in) operating activities
   Equity in operations of subsidiaries                              (9,615,823)      3,368,229       (9,665,490)
   Gain on sale of subsidiary                                          (516,993)              -                -
   Dividend from subsidiary                                                   -      10,456,160                -
   Depreciation and amortization                                         13,663           4,549            5,307
   Deferred income taxes                                               (133,357)       (122,700)         (41,978)
   Common stock awards and grants                                       141,250         447,202          689,376
   Changes in assets and liabilities
    Other assets                                                         16,185          31,923          141,823
    Due to subsidiaries                                              (2,523,476)     (9,548,529)      (1,333,421)
    Accounts payable and accrued liabilities                            801,463        (515,170)          36,512
    Income taxes                                                        (81,649)       (244,748)               -
                                                                   ------------     -----------     ------------
                                                                    (11,898,737)      3,876,916      (10,167,871)
                                                                   ------------     -----------     ------------

      Net cash used in operating activities                          (2,676,420)       (151,365)      (1,102,233)

Cash flows from investing activities
 Capital expenditures                                                   (38,578)              -                -
 Proceeds from sale of subsidiary                                     2,822,495               -                -
                                                                   ------------     -----------     ------------

      Net cash provided by investing activities                       2,783,919               -                -

Cash flows from financing activities
 Proceeds from employee stock purchase plan shares                      257,139         212,929          637,622
 Retirement of common stock                                            (618,501)       (136,536)         (21,525)
                                                                   ------------     -----------     ------------

      Net cash (used in) provided by financing activities              (361,362)         76,393          616,097
                                                                   ------------     -----------     ------------

      Net decrease in cash and equivalents                             (253,865)        (74,972)        (486,136)

Cash and equivalents at beginning of year                             1,780,929       1,855,901        2,342,037
                                                                   ------------     -----------     ------------

Cash and equivalents at end of year                                $  1,527,064     $ 1,780,929     $  1,855,901
                                                                   ============     ===========     ============

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
 Cash paid during the year for:
  Income taxes                                                     $     70,123     $    68,154     $    178,000
  Interest                                                                  191         221,973                -

Supplemental of Non-Cash Investing and Financing Activities:
-----------------------------------------------------------
  Non-cash dividend from subsidiary                                $          -     $10,456,160     $          -

                          Allied Research Corporation

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

--------------------------------------------------------------------------------

                                                                Additions
                                                      ----------------------------
                                        Balance at    Charged to     Charged                       Balance
                                         beginning     costs and     to other                      at end of
Description                              of period     expenses      accounts     Deductions        period
-----------                             ----------    ----------     --------    ------------      ----------
Year ended December 31, 2000
----------------------------

 Estimated losses on
  contracts                             $  172,572    $712,076       $      -    $  172,572 /(1)/  $  712,076
                                        ==========    ========       ========    ==========        ==========

 Allowance for doubtful
  receivables                           $  168,682    $      -       $      -    $   14,842 /(2)/  $  153,840
                                        ==========    ========       ========    ==========        ==========

 Valuation allowances on
  deferred tax assets                   $1,379,239    $      -       $      -    $1,090,840 /(3)/  $  288,399
                                        ==========    ========       ========    ==========        ==========

Year ended December 31, 1999
----------------------------

 Estimated losses on
  contracts                             $  175,470    $172,572       $      -    $  475,470 /(1)/  $  172,572
                                        ==========    ========       ========    ==========        ==========

 Allowance for doubtful
  receivables                           $  213,362    $      -       $      -    $   44,680 /(2)/  $  168,682
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
                                        ==========    ========       ========    ==========        ==========


Year ended December 31, 1998
----------------------------

 Estimated losses on
  contracts                             $  256,549    $175,470       $      -    $  256,549 /(1)/  $  175,470
                                        ==========    ========       ========    ==========        ==========

 Allowance for doubtful
  receivables                           $  184,351    $ 29,011       $      -    $        -        $  213,362
                                        ==========    ========       ========    ==========        ==========

 Valuation allowances on
  deferred tax assets                   $2,236,594    $      -       $      -    $1,738,229 /(3)/  $  498,365
                                        ==========    ========       ========    ==========        ==========

       /(1)/ Represents amount of reserve relieved through completion of contracts.

       /(2)/  Represents write-off of receivables.

       /(3)/ In 2000 and 1998, reductions in deferred tax valuation allowance and reduction in valuation allowance due to utilization of net operating loss in 2000 and 1998.

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