Form 10-Q
period 2001-03-31
ALLIED RESEARCH CORP
filed 2001-04-30
CIK 3952

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q



Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                              March 31, 2001
                                                                  --------------

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to _____________________

                                                          Commission File Number
                                                                  0-2545
                                                          ----------------------

                          Allied Research Corporation
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

        Delaware                                           04-2281015
-----------------------------------              -----------------------------
(State or other jurisdiction of                     (I.R.S. Employer Number)
incorporation or organization)

8000 Towers Crescent Drive, Suite 260
Vienna, Virginia                                             22182
-----------------------------------------                  ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:    (703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes    X     No _________
       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 4,906,678.

                          ALLIED RESEARCH CORPORATION

                                     INDEX

                                                                                  PAGE
PART I.       FINANCIAL INFORMATION - UNAUDITED                                  NUMBER
     Item 1.  Financial Statements


              Condensed Consolidated Balance Sheets
                    March 31, 2001 and December 31, 2000.........................   2


              Condensed Consolidated Statements of Earnings
                    Three months ended March 31, 2001 and 2000...................   3


              Condensed Consolidated Statements of Cash Flows
                    Three months ended March 31, 2001 and 2000....................   4


              Notes to Condensed Consolidated Financial Statements................   5


     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...........................................   9


PART II.      OTHER INFORMATION...................................................  13

                          Allied Research Corporation

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

                                         ASSETS                                           March 31, 2001   December 31, 2000
                                                                                          ---------------  ------------------

CURRENT ASSETS
 Cash and equivalents                                                                            $ 5,031             $ 7,570
 Restricted cash                                                                                   3,700               3,010
 Accounts and note receivable                                                                     17,313              18,662
 Costs and accrued earnings on uncompleted contracts                                              32,128              34,136
 Inventories                                                                                       7,598               5,911
 Fair value of forward exchange contracts                                                          2,099                   -
 Prepaid expenses                                                                                  3,487               2,996
                                                                                                 -------             -------

      Total current assets                                                                        71,356              72,285

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation                                    11,470              11,675

OTHER ASSETS
 Intangibles, net of accumulated amortization                                                      3,046               3,252
 Deferred taxes                                                                                      295                 406
 Other                                                                                               267                 139
                                                                                                 -------             -------
                                                                                                   3,608               3,797
                                                                                                 -------             -------

                                                                                                 $86,434             $87,757
                                                                                                 =======             =======

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                                                                   $ 4,545             $ 3,699
 Current maturities of long-term debt                                                              1,044               1,079
 Accounts payable                                                                                 14,546              22,009
 Accrued liabilities                                                                               7,017               4,823
 Customer deposits                                                                                 7,614               5,777
 Forward exchange contract commitments                                                             2,099                   -
                                                                                                 -------             -------

      Total current liabilities                                                                   36,865              37,387

LONG-TERM DEBT, less current maturities                                                            3,198               3,529

DEFERRED INCOME TAXES                                                                                  -                 121

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; authorized, 10,000 shares; none issued                                 -                   -
 Common stock, par value, $.10 per share; authorized 10,000,000 shares; issued and
  outstanding, 4,906,678 in 2001 and 4,812,464 in 2000                                               491                 481

 Capital in excess of par value                                                                   14,398              13,689
 Retained earnings                                                                                41,449              40,306
 Accumulated other comprehensive loss                                                             (9,967)             (7,756)
                                                                                                 -------             -------
                                                                                                  46,371              46,720
                                                                                                 -------             -------

                                                                                                 $86,434             $87,757
                                                                                                 =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                                    Three months ended March 31
                                                                                   -----------------------------
                                                                                         2001           2000
                                                                                      ----------     ----------
Revenue                                                                               $   17,010     $   23,474

Cost and expenses
 Cost of sales                                                                            12,022         18,957
 Selling and administrative                                                                2,702          2,337
 Research and development                                                                    453            396
                                                                                      ----------     ----------

      Operating income                                                                     1,833          1,784

Other income (deductions)
 Interest income                                                                             135            114
 Interest expense                                                                           (395)          (154)
 Other                                                                                       441           (133)
                                                                                      ----------     ----------
                                                                                             181           (173)
                                                                                      ----------     ----------

      Earnings before discontinued operation and income taxes                              2,014          1,611

Income tax expense                                                                           871            644
                                                                                      ----------     ----------

      Earnings from continuing operations                                                  1,143            967

Discontinued operation
 Engineering and technical segment
   Income from operations, net of income taxes                                                 -             54
   Gain on sale, net of income taxes                                                           -            431
                                                                                      ----------     ----------
                                                                                               -            485
                                                                                      ----------     ----------

      NET EARNINGS                                                                    $    1,143     $    1,452
                                                                                      ==========     ==========

Earnings per share
 Basic
   Continuing operations                                                              $      .23     $      .20
   Discontinued operation                                                                      -            .10
                                                                                      ----------     ----------
      Net income                                                                      $      .23     $      .30
                                                                                      ==========     ==========
 Diluted
   Continuing operations                                                              $      .23     $      .20
   Discontinued operation                                                                      -            .10
                                                                                      ----------     ----------
      Net income                                                                      $      .23     $      .30
                                                                                      ==========     ==========

Weighted average number of common shares:

 Basic                                                                                 4,870,515      4,840,337

 Diluted                                                                               4,871,773      4,842,059

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                                                     Three months ended March 31
                                                                                                    -----------------------------
Increase (decrease) in cash and equivalents                                                                 2001          2000
                                                                                                          -------       --------
Cash flows from continuing operating activities
 Net earnings                                                                                             $ 1,143       $  1,452
 Adjustments to reconcile net earnings to net cash provided by (used in) continuing operating activities
    Depreciation and amortization                                                                             417            387
    Gain on sale of discontinued operation                                                                      -           (415)
    Income from discontinued operation                                                                          -            (70)
    Common stock award                                                                                        533              -
    Changes in assets and liabilities
      Accounts receivable                                                                                     776            851
      Costs and accrued earnings on uncompleted contracts                                                     116        (20,685)
      Inventories                                                                                          (2,117)        (1,143)
      Prepaid expenses and other assets                                                                      (127)          (105)
      Accounts payable, accrued liabilities and customer deposits                                          (2,275)        13,006
      Income taxes                                                                                              -            857
                                                                                                          -------       --------

       Net cash (used in) provided by continuing operating activities                                      (1,534)        (5,865)

Cash flows (used in) investing activities
 Capital expenditures                                                                                      (1,036)        (1,294)
 Proceeds from sale of stock of subsidiary                                                                      -          2,791
 Proceeds from sale of fixed assets                                                                           156              -
                                                                                                          -------       --------

       Net cash (used in) provided by investing activities                                                   (880)         1,497

Cash flows from financing activities
 Proceeds from long-term debt                                                                                 372            826
 Principal payments on long-term debt                                                                        (738)           (84)
 Net increase in short-term borrowings                                                                        846          6,599
 Proceeds from employee stock purchases                                                                       185             89
 Options exercised                                                                                              -            121
 Retirement of common stock                                                                                     -            (70)
 Restricted cash and restricted deposits                                                                     (690)        (3,105)
                                                                                                          -------       --------

       Net cash (used in) provided by financing activities                                                    (25)         4,376
                                                                                                          -------       --------

       Net (decrease) increase in cash from continuing operations                                          (2,439)             8

 Effects of exchange rate changes on cash                                                                    (100)           735
                                                                                                          -------       --------

       NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (2,539)           743

Cash and equivalents at beginning of period                                                                 7,570          5,968
                                                                                                          -------       --------

Cash and equivalents at end of period                                                                     $ 5,031       $  6,711
                                                                                                          =======       ========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
 Cash paid during the period for
   Interest                                                                                               $   287       $    205
   Taxes                                                                                                      359            309

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The condensed consolidated balance sheets as of March 31, 2001 and December 31, 2000, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at March 31, 2001 and 2000 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

  The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware corporation) and its wholly-owned subsidiaries, ARC Europe, S.A. (ARC Europe), a Belgian company, Barnes & Reinecke, Inc. (BRI), a Delaware corporation (which discontinued operations effective March 2000), Allied Research Corporation Limited (Limited), a United Kingdom company and ARC International Sales Corporation, a Barbados corporation (both of which are inactive).

  ARC Europe includes its wholly-owned subsidiaries Mecar S.A. (Mecar) and the VSK Group of companies. Mecar includes a related Belgian subsidiary, Sedachim, S.I. The VSK Group is comprised of Tele Technique Generale, S.A., I.D.C.S., N.V. and VSK Electronics N.V. and its wholly-owned subsidiaries, Belgian Automation Units, N.V. and Vigitec S.A. (Vigitec).

  Significant intercompany transactions have been eliminated in consolidation.


NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

  In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities" was issued.
  SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. It specifies necessary conditions to be met to designate a derivative as a hedge. As amended by SFAS No.'s 137 and 138, SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As a result, the Company implemented SFAS No. 133 effective January 1, 2001. Prior to adoption of SFAS No. 133, gains and losses arising from the use of derivative instruments were deferred until realized.

                          Allied Research Corporation

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   CONTINUED
                                March 31, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS - Continued

  The Company estimates fair value based on quotes obtained from the counterparties to the derivative contracts. The Company recognizes the fair value of derivative contracts that expire in less than one year as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities. If the derivative is designated as a hedge, depending on the nature of the hedge, changes in fair value are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings.

  Gains and losses from settlements of derivative contracts are reported as a component of other income. Changes in the fair value of derivative contracts prior to settlement are also reported as a component of other income.

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

  Restricted cash of $3,700 and $3,010 included in current assets at March 31, 2001 and December 31, 2000, respectively, was restricted or pledged as collateral for these agreements and other obligations.


NOTE 5 - DISCONTINUED OPERATION

  On December 10, 1999, the Company contracted to sell the engineering and technical segment of its business. Settlement of the sale occurred on March 10, 2000 and resulted in a gain of $431, net of taxes, on the sale.


NOTE 6 - INVENTORIES

  Inventories are composed of raw materials and supplies.


NOTE 7 - NOTES PAYABLE

  Mecar has a line-of-credit of up to $8,780 for working capital. Approximately $3,390 of the line was used at March 31, 2001 and $2,800 was outstanding at December 31, 2000.

                          Allied Research Corporation

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   CONTINUED

                                March 31, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 8 - CREDIT FACILITY

  The Company is obligated under various credit agreements (the "Agreements") with its foreign banking pool which provides credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. These fees are charged to interest expense. As of March 31, 2001 and December 31, 2000, guarantees and performance bonds of $20,001 and $9,700, respectively, remain outstanding.

  Advances under the Agreements are secured by restricted cash at March 31, 2001 and December 31, 2000 of $3,700 and $3,010, respectively. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $26 million on Mecar's assets.
  Certain Agreements provide for restrictions on payments or transfers to Allied and its affiliates for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.


NOTE 9 - LONG-TERM FINANCING

  Mecar is obligated on a mortgage of approximately $1,400 on its manufacturing and administration facilities. The balance of the loan is payable in annual principal installments of approximately $471 and matures in 2004. The Company is also obligated on several mortgages on VSK Group's buildings which have a balance of approximately $310 at March 31, 2001. These mortgages are payable in annual installments of approximately $209 plus interest.

   Scheduled annual maturities of long-term obligations as of March 31, 2001 are approximately as follows:

                       Year                      Amount
                       ----                      ------
                       2002                      $1,044
                       2003                       1,016
                       2004                         889
                       2005                       1,124
                       2006                         169


NOTE 10 - INCOME TAXES

  As of March 31, 2001, the Company had unused foreign tax credit carryforwards of approximately $288 which expire through 2004.

  Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $10,700 at December 31, 2000. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

                          Allied Research Corporation

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -
                                   CONTINUED

                                March 31, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 11 - EARNINGS (LOSS) PER SHARE

  Incremental shares from the assumed conversion of stock options outstanding have been included in the diluted per share computation.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

  The Company conducts its business through its wholly-owned subsidiaries:
  Mecar, S.A. ("Mecar"), a Belgian corporation; and a group of Belgian corporations led by VSK Electronics, N.V., Teletechnique General, S.A., Vigitec S.A. and IDCS, S.A. (collectively, the "VSK Group"). This discussion refers to the financial condition and results of operations of the Company on a consolidated basis. All dollars are in thousands except per share amounts.

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

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  Revenue
  -------

  Allied had revenue of $17,010 in the first quarter of 2001, which was 72% of its revenue in the first three months of 2000.

                                                             Revenue by Segment
                                   ----------------------------------------------------------------------
                                       1/st/ Quarter 2001                          1/st/ Quarter 2000
                                   ----------------------------               ---------------------------
                                                Percentage                                 Percentage
                                   Amount        of total                     Amount        of total
                                   ------   -------------------               ------   ------------------
               Mecar               $11,801          69%                       $18,653          79%
               VSK                   5,209          31%                       $ 4,795          21%

  Mecar's first quarter 2001 revenue was 63% of its revenue in the first quarter of 2000. The decline resulted from inclusion of some 2001 revenue from indirect sales via Mecar's independent distributor/value added reseller. In contrast, all Mecar revenue for the first quarter of 2000 was from direct sales to governments and government agencies. While revenues from Mecar's independent distributor/value reseller have a significantly lower unit selling price, the net margins from such sales approximate those realized from direct sales. The VSK Group's revenue in the first three (3) months of 2001 increased by $414, or 9% over its revenue in the first three (3) months of 2000. In each instance, the 2001 results were adversely affected by currency fluctuations to a greater degree than in the first quarter of 2000. For example, first quarter 2001 revenue of VSK Group increased by 16% over first quarter 2000 revenue if currency fluctuations are eliminated.

  Backlog
  -------

  As of March 31, 2001, the Company's backlog was $72,628 compared to $63,500 at December 31, 2000 and $117,000 at March 31, 2000. The March 31, 2001 backlog consists of approximately $63,848 and $8,780 at Mecar and VSK Group, respectively.

  Operating Costs and Expenses
  ----------------------------

  Cost of sales as a percentage of sales for the first three months of 2001 was approximately 71% compared with 81% from the same period in 2000. The reduction in cost is primarily related to cost reductions associated with sales to the Company's independent distributor/value added reseller.

  Selling and administrative expenses in the first quarter of 2001 were 16% as a percentage of revenue for the three months ended March 31, 2001 as compared to 10% as a percentage of revenue for the three months ended March 31, 2000.
  This increase resulted from costs associated with the new management team employed to implement Allied's growth plan.

  Research and Development
  ------------------------

  Research and development costs incurred in the first three months of 2001 increased by 14% from 2000 levels. This increase is related to increased business activity at Mecar and the VSK Group.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  Interest Income
  ---------------

  Interest income increased in the first quarter of 2001 by 18%, from 2000 levels, principally due to increased amounts of cash invested.

  Interest Expense
  ----------------

  Interest expense increased in the first quarter of 2001 by 156% compared to the amount incurred in the first quarter of 2000, principally as a result of increased borrowings at Mecar via its line-of-credit.

  Other - Net
  -----------

  Other - Net results were a $441 gain in the first quarter of 2001 and a $133 loss in the first quarter of 2000, largely due to net currency fluctuations at Mecar and the VSK Group.

  Pre-Tax Profit From Continuing Operations
  -----------------------------------------

                                             Pre-Tax Profit
                                               by Segment
                                          ----------------------
                                           2001            2000
                                          ------          ------
            Mecar                         $1,350          $1,008
            VSK                              831             627
            Corporate and other             (167)            (24)

  Mecar's 2001 first quarter pre-tax profit increased by $259, or 27%, over its 2000 first quarter pre-tax profit. Approximately one-half of Mecar's first quarter 2001 revenue was from indirect sales to its independent distributor/value added reseller. Such contracts produce less revenue than direct sales but do not adversely affect profitability.

  The VSK Group's 2001 pre-tax profit increased by $204 or 33%, over its 2000 first quarter pre-tax profit, notwithstanding substantial currency fluctuations, principally due to increased operating margins.

  Income Taxes
  ------------

  The effective income tax expense in the first three months of 2001 was 43% compared to 40% in the first quarter of 2000.

  Net Earnings
  ------------

  The Company earned $1,143 profits from continuing operations in the first quarter of 2001 and $967 in the first quarter of 2000.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                March 31, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  In addition, in the first quarter of 2000, the Company reported (i) a net gain of $431 on the sale of Barnes & Reinecke, Inc. (BRI) and (ii) a net income of $54 from discontinued operation (i.e., the operations of BRI prior to completion of sale).

  Liquidity
  ---------

  Working capital, which includes restricted cash, was approximately $34,491 at March 31, 2001, which is $407 lower than the December 31, 2000 level. Allied's current working capital is required for operations and to support credit facility agreements.

  During the first three months of 2001, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. In addition, Mecar utilized a $8,780 line-of-credit, of which $3,390 was used at March 31, 2001 and is scheduled to be repaid during May 2001.

  As of March 31, 2001, the Company had unrestricted cash (i.e., cash not required by the terms of the bank pool agreement to collateralize contracts) of approximately $5,031 compared with approximately $7,570 at December 31, 2000. Restricted cash increased by $690 during the first quarter of 2001. Restricted cash at March 31, 2001 would have been greater but for the bank pool's partial waiver of this requirement which was provided to improve Mecar's liquidity.

  Allied's stockholders' equity as of March 31, 2001 was adversely affected by the deterioration of the value of the Euro verses the U.S. dollar during the first quarter of 2001, resulting in a $2,211 adjustment to "Accumulated other comprehensive loss".

  Allied is continuing to explore alternate methods of obtaining financing necessary to implement its growth plans.

  Allied's ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of Mecar.

                          Allied Research Corporation

--------------------------------------------------------------------------------

PART II.        OTHER INFORMATION

                None.

                          Allied Research Corporation



SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ALLIED RESEARCH CORPORATION



                                   /s/ John G. Meyer, Jr.
                                   -------------------------------------
Date: April 30, 2001               John G. Meyer, Jr.
                                   Executive Vice President
                                   Chief Operating Officer and Acting
                                   Chief Financial Officer