Form 10-Q
period 2001-06-30
ALLIED RESEARCH CORP
filed 2001-07-31
CIK 3952

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   Form 10-Q



Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                               June 30, 2001
                                                                   -------------

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

                          Allied Research Corporation
                         ----------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                         04-2281015
-------------------------------------            -------------------------------
(State or other jurisdiction of                     (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 260
Vienna, Virginia                                             22182
-------------------------------------                        -----
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  X     No
               ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001: 4,910,228.

                          ALLIED RESEARCH CORPORATION

                                     INDEX

================================================================================

PART I.        FINANCIAL INFORMATION - UNAUDITED                         PAGE
                                                                        NUMBER


      Item 1.  Financial Statements



               Condensed Consolidated Balance Sheets

                      June 30, 2001 and December 31, 2000................  2



               Condensed Consolidated Statements of Earnings

                      Three months and six months ended June 30, 2001
                      and 2000...........................................  3



               Condensed Consolidated Statements of Cash Flows

                      Six months ended June 30, 2001 and 2000............  4



               Notes to Condensed Consolidated Financial Statements......  5



      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................  9



PART II.       OTHER INFORMATION......................................... 13

                          Allied Research Corporation

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Thousands of Dollars)

                                    ASSETS

                                  (Unaudited)

================================================================================

                                    ASSETS                                       June 30, 2001   December 31, 2000
                                                                                 -------------   -----------------

CURRENT ASSETS
 Cash and equivalents                                                                 $  9,298             $ 7,570
 Restricted cash                                                                        10,998               3,010
 Accounts and note receivable                                                           10,188              18,662
 Costs and accrued earnings on uncompleted contracts                                    31,574              34,136
 Inventories                                                                             5,602               5,911
 Fair value of forward exchange contracts                                                4,949                   -
 Prepaid expenses                                                                        3,419               2,996
                                                                                      --------             -------

      Total current assets                                                              76,028              72,285

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation                          11,140              11,675

OTHER ASSETS
 Intangibles, net of accumulated amortization                                            2,836               3,252
 Deferred taxes                                                                            225                 406
 Other                                                                                     125                 139
                                                                                      --------             -------
                                                                                         3,186               3,797
                                                                                      --------             -------

                                                                                      $ 90,354             $87,757
                                                                                      ========             =======


        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Notes payable                                                                        $  3,442             $ 3,699
 Current maturities of long-term debt                                                      844               1,079
 Accounts payable                                                                       12,886              22,009
 Accrued liabilities                                                                     8,974               4,823
 Customer deposits                                                                       9,177               5,777
 Forward exchange contract commitments                                                   4,949                   -
                                                                                      --------             -------

      Total current liabilities                                                         40,272              37,387

LONG-TERM DEBT, less current maturities                                                  3,058               3,529

DEFERRED INCOME TAXES                                                                        -                 121

STOCKHOLDERS' EQUITY
 Preferred stock, no par value; authorized, 10,000 shares; none issued                       -                   -
 Common stock, par value, $.10 per share; authorized 10,000,000 shares; issued
  and outstanding, 4,910,228 in 2001 and 4,812,464 in 2000                                 491                 481
 Capital in excess of par value                                                         14,422              13,689
 Retained earnings                                                                      43,471              40,306
 Accumulated other comprehensive loss                                                  (11,360)             (7,756)
                                                                                      --------             -------
                                                                                        47,024              46,720
                                                                                      --------             -------

                                                                                      $ 90,354             $87,757
                                                                                      ========             =======

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                            (Thousands of Dollars)

                                  (Unaudited)

================================================================================

                                                                Three months ended         Six months ended
                                                                     June 30,                  June 30,
                                                             -----------------------   -----------------------
                                                                   2001         2000         2001         2000
                                                             ----------   ----------   ----------   ----------
Revenue                                                      $   25,837   $   28,548   $   42,847   $   52,022

Cost and expenses
 Cost of sales                                                   18,427       23,628       30,449       42,585
 Selling and administrative                                       2,899        2,266        5,601        4,603
 Research and development                                           380          353          833          749
                                                             ----------   ----------   ----------   ----------
                                                                 21,706       26,247       36,883       47,937
                                                             ----------   ----------   ----------   ----------

    Operating income                                              4,131        2,301        5,964        4,085

Other (income) deductions
 Interest income                                                   (139)        (201)        (274)        (315)
 Interest expense                                                   405          370          800          524
 Other                                                              211         (286)        (230)        (153)
                                                             ----------   ----------   ----------   ----------
                                                                    477         (117)         296           56
                                                             ----------   ----------   ----------   ----------


    Earnings before discontinued operation and income taxes       3,654        2,418        5,668        4,029

Income tax expense                                                1,632          969        2,503        1,613
                                                             ----------   ----------   ----------   ----------

    Earnings from continuing operations                           2,022        1,449        3,165        2,416

Discontinued operation -
 Engineering and technical segment
   Income from operations, net of income taxes                        -            -            -           54
   Gain on sale, net of income taxes                                  -           31            -          462
                                                             ----------   ----------   ----------   ----------
                                                                      -           31            -          516
                                                             ----------   ----------   ----------   ----------

      NET EARNINGS                                           $    2,022   $    1,480   $    3,165   $    2,932
                                                             ==========   ==========   ==========   ==========

Earnings per share
 Basic
   Continuing operations                                     $      .41   $      .30   $      .65   $      .50
   Discontinued operation                                             -          .01            -          .11
                                                             ----------   ----------   ----------   ----------
    Net income (loss)                                        $      .41   $      .31   $      .65   $      .61
                                                             ==========   ==========   ==========   ==========
 Diluted
   Continuing operations                                     $      .41   $      .30   $      .65   $      .50
   Discontinued operation                                             -          .01            -          .11
                                                             ----------   ----------   ----------   ----------
    Net income (loss)                                        $      .41   $      .31   $      .65   $      .61
                                                             ==========   ==========   ==========   ==========

Weighted average number of common shares:

 Basic                                                        4,906,717    4,753,513    4,888,716    4,849,812

 Diluted                                                      4,911,796    4,754,619    4,890,843    4,815,577

The accompanying notes are an integral part of these consolidated financial statements.

                          Allied Research Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                            (Thousands of Dollars)

                                  (Unaudited)

========================================================================================================================

                                                                                              Six months ended June 30
                                                                                              --------------------------
Increase (decrease) in cash and equivalents                                                       2001          2000
                                                                                              -----------      ---------

Cash flows from continuing operating activities
 Net earnings                                                                                 $     3,165      $  2,932
 Adjustments to reconcile net earnings to net cash provided by (used in) continuing operating activities
    Depreciation and amortization                                                                     729           754
    Gain on sale of discontinued operation                                                              -          (462)
    Loss from discontinued operation                                                                    -           (54)
    Common stock award                                                                                533             -
    Changes in assets and liabilities
      Accounts receivable                                                                           7,354        (1,204)
      Costs and accrued earnings on uncompleted contracts                                            (403)      (21,876)
      Inventories                                                                                    (214)         (576)
      Prepaid expenses and other assets                                                               687        (1,188)
      Accounts payable, accrued liabilities and customer deposits                                     747        16,011
      Income taxes                                                                                    (77)        1,861
                                                                                              -----------      --------

       Net cash provided by (used in) continuing operating activities                              12,521        (3,802)

Cash flows (used in) investing activities
 Capital expenditures                                                                              (1,368)       (2,084)
 Proceeds from sale of stock of subsidiary                                                              -         2,822
 Payment for acquisition, net of cash acquired                                                          -          (826)
 Proceeds from sale of fixed assets                                                                   159             -
                                                                                              -----------      --------

       Net cash (used in) provided by investing activities                                         (1,209)       (3,228)

Cash flows from financing activities
 Proceeds from long-term debt                                                                         359           429
 Principal payments on long-term debt                                                                (714)         (123)
 Net (decrease) increase in short-term borrowings                                                    (506)        7,712
 Proceeds from employee stock purchases                                                               209           172
 Options exercised                                                                                      -           116
 Retirement of common stock                                                                             -          (123)
 Restricted cash and restricted deposits                                                           (7,988)       (3,140)
                                                                                              -----------      --------

       Net cash (used in) provided by financing activities                                         (8,640)        8,183
                                                                                              -----------      --------

       Net increase in cash from continuing operations                                              2,672         1,153

 Effects of exchange rate changes on cash                                                            (944)        1,537
                                                                                              -----------      --------

       NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    1,728         2,690

Cash and equivalents at beginning of year                                                           7,570         5,968
                                                                                              -----------      --------

Cash and equivalents at end of period                                                         $     9,298      $  8,658
                                                                                              ===========      ========

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
 Cash paid during the period for
   Interest                                                                                   $       459      $    513
   Taxes                                                                                              762           618


The accompanying notes are an integral part of these consolidated financial statements.

                          ALLIED RESEARCH CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 June 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

================================================================================

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

  The condensed consolidated balance sheets as of June 30, 2001 and December 31, 2000, the condensed consolidated statements of earnings for the three and six month periods ended June 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at June 30, 2001 and 2000 have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the three and six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

  The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and its subsidiaries, ARC Europe, S.A. (ARC Europe), a Belgian company, Barnes & Reinecke, Inc. (BRI), a Delaware Corporation (which discontinued operations effective March 2000) and Allied Research Corporation Limited (Limited), a United Kingdom company and ARC International Sales Corporation, a Barbados corporation (both of which are inactive).

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

                          Allied Research Corporation

                                 June 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

================================================================================

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

  Restricted cash of $10,998 and $3,010 included in current assets at June 30, 2001 and December 31, 2000, respectively, was restricted or pledged as collateral for these agreements and other obligations.


NOTE 5 - DISCONTINUED OPERATION

  On December 10, 1999, the Company contracted to sell the engineering and technical segment of its business. Settlement of the sale occurred on March 10, 2000 and resulted in a gain of $462, net of taxes.


NOTE 6 - INVENTORIES

  Inventories are composed of raw materials and supplies.


NOTE 7 - NOTES PAYABLE

  Mecar has a line-of-credit of up to $7,221 for working capital. Approximately $3,442 of the line was used at June 30, 2001 and $2,800 was outstanding at December 31, 2000.

                          Allied Research Corporation

                                 June 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

================================================================================

NOTE 8 - CREDIT FACILITY

  The Company is obligated under various credit agreements (the "Agreements") with its foreign banking pool that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% - 1.35% of letters of credit and guarantees outstanding. These fees are charged to interest expense. As of June 30, 2001 and December 31, 2000, guarantees and performance bonds of $20,558 and $22,687, respectively, remain outstanding.

  Advances under the Agreements are secured by restricted cash at June 30, 2001 and December 31, 2000 of $10,998 and $3,010, respectively. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $26 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and its affiliates for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.


NOTE 9 - LONG-TERM FINANCING

  Mecar is obligated on a mortgage with a balance of approximately $1,200 on its manufacturing and administration facilities. The loan is payable in annual principal installments of approximately $422 and matures in 2004. The Company is also obligated on several mortgages on the VSK Group's buildings which have a balance of approximately $282 at June 30, 2001. These mortgages are payable in annual installments of approximately $49 plus interest.

  Scheduled annual maturities of long-term obligations as of June 30, 2001 are approximately as follows:

                   Year                     Amount
                   -----                    ------

                   2002                     $844
                   2003                      974
                   2004                      945
                   2005                      944
                   2006                      195


NOTE 10 - INCOME TAXES

  As of December 31, 2000, the Company had unused foreign tax credit carryforwards of approximately $288 which expire through 2004.

  Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $10,700 at June 30, 2001. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

                          Allied Research Corporation

                                 June 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

================================================================================

NOTE 11 - EARNINGS (LOSS) PER SHARE

  Incremental shares from the assumed conversion of stock options outstanding have been included in the diluted per share computation.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 June 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Report on Form 10-Q for the period ended March 31, 2001 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Forms 10-K and 10-Q.

  The Company conducts its business through its wholly-owned subsidiaries:
  Mecar, S.A. ("Mecar"), a Belgian corporation; and a group of Belgian corporations led by VSK Electronics, N.V., Tele Technique General, S.A., Vigitec S.A. and IDCS, N.V. (collectively, the "VSK Group"). This discussion refers to the financial condition and results of operations of the Company on a consolidated basis. All dollars are in thousands except per share amounts.

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

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                 June 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  Revenue
  -------

  Allied had revenue of $42,847 in the first six months of 2001, which was 82% of its revenue in the first six months of 2000.

                                       Revenues by Segment
                         1/st/ Six Months 2001     1/st/ Six Months 2000
                         ---------------------     ---------------------
                                   Percentage                Percentage
                         Amount     of total       Amount     of total
                         ------   ------------     ------   ------------

         Mecar          $32,885        77%        $41,850        80%
         VSK Group      $ 9,962        23%        $10,172        20%

  Revenue for the quarter ended June 30, 2001 was $25,837, a $2,711 decrease from revenue earned in the second quarter of 2000. Mecar's second quarter 2001 revenue was $21,000, a 9% decrease from revenue earned in the second quarter of 2000. The reduction in sales from 2000 levels is attributable to an increase in revenue from the Company's independent distributor/value added reseller. These contracts generally have lower sales values than Mecar's traditional direct sales, however, they do not adversely impact the Company's gross margins or profitability. The VSK Group's revenue in the second three months of 2001 decreased by $500, or 9% from its revenue in the second three months of 2000. In each instance, the 2001 results were adversely affected by currency fluctuations.

  Backlog
  -------

  As of June 30, 2001, the Company's backlog was $53,400 compared to $63,500 at December 31, 2000. The June 30, 2001 backlog consists of backlog of approximately $44,600 and $8,800 at Mecar and the VSK Group, respectively.

  Operating Costs and Expenses
  ----------------------------

  Cost of sales for the first six months of 2001 was approximately $30,449, or 71% of revenue, as compared to $42,585, or 82% of revenue, for the first six months of 2000.

  Cost of sales as a percentage of sales for the second quarter of 2001 was approximately 71% compared with 83% for the same period in 2000.

  As previously discussed under Revenue, the reduction in cost of sales in 2001 result primarily from cost reductions effected by increases in product sales to the Company's independent distributor.

  Selling and administrative expenses were approximately $5,601, or 13% of revenue, for the six months ended June 30, 2001, as compared to $4,603, or 9% or revenue, for the six months ended June 30, 2000.

  Selling and administrative expenses in the second quarter of 2001 were $633 greater than those incurred in 2000.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                 June 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  Selling and administrative expenses in the first half of 2001 were greater than in the same 2000 period in part due to increased acquisition search and analysis activities and costs incurred with respect to the new management team of the Company.

  Research and Development
  ------------------------

  Research and development costs incurred in the first six months of 2001 increased by $84 over costs incurred in the same period of 2000.

  Research and development costs incurred in the second three months of 2001 increased slightly over comparable 2000 levels.

  Interest Income
  ---------------

  Interest income decreased in each of the first six months of 2001 and in the second quarter of 2001 from 2000 levels principally due to decreased interest rates and lower amounts of cash invested.

  Interest Expense
  ----------------

  Interest expense increased by 53% in the first six months of 2001 compared to the same period in 2000 and in the second quarter of 2001 increased by 9% compared to the amount incurred in 2000.

  Such increases were experienced principally as a result of an increase in borrowings at Mecar under its line-of-credit.

  Other - Net
  -----------

  Other-net represents primarily currency gains/currency losses, resulting from foreign currency transactions for the periods ending June 30, 2001 and 2000.

  Pre-Tax Profit From Continuing Operations
  -----------------------------------------

                                       Pre- Tax Profit by Segment
                                       --------------------------
                                           1/st/ Six Months
                                       --------------------------
                                        2001                2000
                                       ------              ------

                Mecar                  $4,600              $2,300
                VSK Group              $1,600              $1,500
                Corporate and other    $ (500)             $  200

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                 June 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  Mecar's pre-tax profit for the first six months of 2001 increased by $2,300, or 100% over its pre-tax profit for the comparable 2000 period. Slightly more than half of Mecar's 2001 revenue was from indirect sales to its independent distributor/value added reseller. Such contracts produce less revenue than direct sales but do not adversely affect profitability, since there is corresponding cost reduction.

  The VSK Group's 2001 pre-tax profit increased by $100, or 7%, over its 2000 performance, notwithstanding substantial currency fluctuations, principally due to increased efficiency in operations.

  Income Taxes
  ------------

  The effective income tax expense in the first six months of 2001 was 44% compared to 40 % in the first half of 2000.

  Net Earnings
  ------------

  The Company earned a $3,165 net profit from continuing operations ($.65 per share basic and diluted) in the first six months of 2001 compared with $2,416 in the first half of 2000 ($.50 per share basic and diluted).

  In the second quarter of 2001, the Company earned $2,022 from continuing operations (or $.41 per share basic and diluted) compared with $1,449 (or $.30 per share basic and diluted) in the second quarter of 2000.

  In addition, in the first quarter of 2000, the Company reported (i) a $462 gain, net of income taxes, on the sale of its former subsidiary Barnes & Reinecke, Inc. ("BRI") and (ii) a $54 profit from discontinued operations (i.e., the operations of BRI prior to sale).

  Liquidity
  ---------

  Working capital, which includes restricted cash, was approximately $35,756 at June 30, 2001, which is an increase of $858 from the December 31, 2000 level. Allied's current working capital is required for operations and to support credit facility agreements.

  During the first six months of 2001, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. In addition, Mecar utilized a $7,221 line-of-credit, which is scheduled to be repaid on or before October 31, 2001.

  As of June 30, 2001, the Company had unrestricted cash (i.e., cash not required by the terms of the bank pool agreement to collateralize contracts) of approximately $9,298 compared with approximately $7,570 at December 31, 2000. Restricted cash increased to almost $11,000 as of June 30, 2001 due in part to the expiration of the bank pool's partial waiver of the restricted cash requirement.

  Accounts receivable at June 30, 2001 decreased from December 31, 2000 levels by $8,474 due to collections in shipments made at year-end. Costs and accrued earnings on uncompleted contracts decreased by $2,562 from December 31, 2000 levels due to decreased levels of work-in-progress. Inventories decreased from year-end levels by $309 due to decreased purchases during the first half of 2001. Current liabilities increased by $2,885 from December 31, 2000 levels principally as a result of increases in customer deposits and accrued expenses to meet increased production levels and FASB 133 reporting requirements.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                 June 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

  Allied's stockholders' equity as of June 30, 2001 was adversely affected by the deterioration of the value of the Euro verses the U.S. dollar during the first half of 2001, resulting in a $3,604 increase in "Accumulated other comprehensive loss".

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

  Quantitative and Qualitative Market Risk Disclosure
  ---------------------------------------------------

  No material changes have occurred in the quantitative and qualitative market risk disclosures of the Company as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                          Allied Research Corporation

                                 June 30, 2001

--------------------------------------------------------------------------------

PART II.     OTHER INFORMATION

  Submission of Matters to a Vote of Security Holders
  ---------------------------------------------------

  On June 6, 2001, the Company held its annual meeting of shareholders.

  The Company's shareholders re-elected J. H. Binford Peay, III, J. R. Sculley, Clifford C. Christ, Harry H. Warner, and Ronald H. Griffith as members of the Board of Directors of the Company.

  The following votes were cast in connection with the election of directors:

               Nominees                      In Favor     Withheld
               --------                      --------     --------
               J. H. Binford Peay, III      3,872,495      111,138
               Clifford C. Christ           3,889,273       94,360
               Ronald H. Griffith           3,887,631       96,002
               J. R. Sculley                3,868,985      114,648
               Harry H. Warner              3,889,526       84,107

  The Company's shareholders approved the 2001 Equity Incentive Plan of the Company. The following votes were cast in connection with such approval:


                    For          Against           Abstain
                    ---          -------           -------

                 3,294,233       682,198            7,202

  The Company's shareholders ratified the appointment of Grant Thornton LLP as the Company's independent auditors for 2001. The following votes were cast in connection with such ratification:

                    For          Against           Abstain
                    ---          -------           -------

                 3,967,220        10,251            6,162

  Reports on Form 8-K
  -------------------

  On June 25, 2001, the Company filed a Form 8-K reporting the adoption of a new shareholders rights plan.

                          Allied Research Corporation

                                 June 30, 2001

--------------------------------------------------------------------------------





SIGNATURE

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ALLIED RESEARCH CORPORATION



                                  /s/ John G. Meyer, Jr.
                                  --------------------------------
Date:  July 31, 2001              John G. Meyer, Jr.
                                  Executive Vice President,
                                  Chief Operating Officer and
                                  Acting Chief Financial Officer