Form 10-Q
period 2001-09-30
ALLIED RESEARCH CORP
filed 2001-11-07
CIK 3952

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q


Mark one
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                     September 30, 2001
                                                         ------------------

                                      OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities
          Exchange Act of 1934

For the transition period from ________________________ to _____________________

                                                          Commission File Number
                                                                  0-2545

                                                           ---------------------

                          Allied Research Corporation

              --------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Delaware                                             04-2281015
----------------------------------------                 ----------------------
(State or other jurisdiction of                         (I.R.S. Employer Number)
 incorporation or organization)

8000 Towers Crescent Drive, Suite 260
Vienna, Virginia                                                    22182
----------------------------------------                            -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X     No
                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 4,938,950

                           Allied Research Corporation

                                      INDEX

--------------------------------------------------------------------------------

                                                                                                          PAGE
PART I.           FINANCIAL INFORMATION - UNAUDITED                                                      NUMBER

         Item 1.  Financial Statements


                  Condensed Consolidated Balance Sheets

                           December 31, 2000 and September 30, 2001......................................     3


                  Condensed Consolidated Statements of Operations

                           Three months and nine months ended September 30, 2001 and 2000................     4


                  Condensed Consolidated Statements of Cash Flows

                           Nine months ended September 30, 2001 and 2000.................................     5


                  Notes to Condensed Consolidated Financial Statements...................................     6


         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..............................................................    11


         Item 3.  Quantitative and Qualitative Market Risk Disclosure....................................    15


PART II           OTHER INFORMATION......................................................................    16

                          Allied Research Corporation

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                            (Thousands of Dollars)

                                    ASSETS

                                  (Unaudited)

--------------------------------------------------------------------------------

                                                                           September 30, 2001     December 31, 2000
                                                                           ------------------     -----------------
                                ASSETS

CURRENT ASSETS
   Cash and equivalents                                                            $11,815              $ 7,570
   Restricted cash                                                                  10,472                3,010
   Accounts and note receivable                                                     19,856               18,662
   Costs and accrued earnings on uncompleted contracts                              37,739               34,136
   Inventories                                                                       6,435                5,911
   Prepaid expenses                                                                  7,942                2,996
   Fair value of forward exchange contracts                                          2,353                    -
                                                                                  --------              -------

           Total current assets                                                     96,612               72,285

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation                      11,900               11,675

OTHER ASSETS
   Intangibles, net of accumulated amortization                                      3,016                3,252
   Deferred taxes                                                                      340                  406
   Other                                                                               137                  139
                                                                                  --------              -------
                                                                                     3,493                3,797
                                                                                  --------              -------

                                                                                  $112,005              $87,757
                                                                                  ========              =======

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                                    $12,383               $3,699
  Current maturities of long-term debt                                                 938                1,079
  Accounts payable                                                                  17,293               22,009
  Accrued liabilities                                                               13,001                4,823
  Customer deposits                                                                  9,429                5,777
  Forward exchange contract commitments                                              2,353                    -
                                                                                  --------              -------

           Total current liabilities                                                55,397               37,387

LONG-TERM DEBT, less current maturities                                              3,053                3,529

DEFERRED INCOME TAXES                                                                    -                  121

STOCKHOLDERS' EQUITY
  Preferred stock, no par value; authorized, 10,000 shares; none issued                  -                    -
  Common stock, par value, $.10 per share; authorized 10,000,000 shares;
    issued and outstanding, 4,938,950 in 2001 and 4,812,464 in 2000                    493                  481
  Capital in excess of par value                                                    14,781               13,689
  Retained earnings                                                                 46,675               40,306
  Accumulated other comprehensive loss                                              (8,394)              (7,756)
                                                                                  --------              -------
                                                                                    53,555               46,720
                                                                                  --------              -------

                                                                                  $112,005              $87,757
                                                                                  ========              =======

The accompanying notes are an integral part of these statements.

                           Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                              Thousands of Dollars)

                                   (Unaudited)

-------------------------------------------------------------------------------------------------------------------

                                                                    Three months ended          Nine months ended
                                                                       September 30,               September 30,
                                                                     -----------------          -----------------
                                                                   2001           2000           2001          2000
                                                               -----------    -----------    -----------   ------------
Revenue                                                        $    26,847    $    25,308    $    69,694    $    77,332

Costs and expenses
   Cost of sales                                                    16,804         17,180         47,253         59,766
   Selling and administrative                                        3,222          3,200          8,823          7,804
   Research and development                                            386            337          1,219          1,086
                                                               -----------    -----------    -----------    -----------
                                                                    20,412         20,717         57,295         68,656
                                                               -----------    -----------    -----------    -----------

           Operating income                                          6,435          4,591         12,399          8,676

Other (income) deductions
   Interest income                                                    (118)          (199)          (392)          (514)
   Interest expense                                                    342            401          1,142            925
   Other - net                                                         362           (877)           132         (1,030)
                                                               -----------    -----------    -----------    -----------
                                                                       586           (675)           882           (619)
                                                               -----------    -----------    -----------    -----------

           Earnings before discontinued operation and income
              taxes                                                  5,849          5,266         11,517          9,295

Income tax expense                                                   2,646          2,146          5,149          3,759
                                                               -----------    -----------    -----------    -----------

           Earnings from continuing operations                       3,203          3,120          6,368          5,536

Discontinued operation -
   Engineering and technical segment                                    --             --             --             54
      Income from operations, net of income taxes                       --             --             --            462
                                                               -----------    -----------    -----------    -----------
      Gain on sale, net of income taxes                                 --             --             --            516
                                                               -----------    -----------    -----------    -----------

           NET EARNINGS                                        $     3,203    $     3,120    $     6,368    $     6,052
                                                               ===========    ===========    ===========    ===========

Earnings per share
   Basic
      Continuing operations                                    $       .65    $       .64    $      1.30    $      1.14
      Discontinued operation                                            --             --             --            .11
                                                               -----------    -----------    -----------    -----------
        Net income                                             $       .65    $       .64    $      1.30    $      1.25
                                                               ===========    ===========    ===========    ===========
   Diluted
      Continuing operations                                    $       .65    $       .64    $      1.30    $      1.14
      Discontinued operation                                            --             --             --            .11
                                                               -----------    -----------    -----------    -----------
        Net income                                             $       .65    $       .64    $      1.30    $      1.25
                                                               ===========    ===========    ===========    ===========

Weighted average number of shares

   Basic                                                         4,918,991      4,845,079      4,898,919      4,848,235

   Diluted                                                       4,941,459      4,847,445      4,908,871      4,854,685

The accompanying notes are an integral part of these statements.

                           Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                                --------------------
Increase (decrease) in cash and equivalents                                                       2001        2000
                                                                                                --------     -------
Cash flows from (used in) operating activities
   Net earnings                                                                                 $  6,368     $ 6,052
   Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities
        Depreciation and amortization                                                              1,293       2,515
        (Gain) on sale of discontinued operations                                                      -        (462)
        (Income) from discontinued operations                                                          -         (54)
        Changes in assets and liabilities
           Accounts receivable                                                                    (1,542)     (2,932)
           Costs and accrued earnings on uncompleted contracts                                    (4,301)    (29,441)
           Inventories                                                                              (640)     (1,421)
           Prepaid expenses and other assets                                                      (3,716)     (5,615)
           Accounts payable, accrued liabilities and customer deposits                             6,519      22,195
           Income taxes                                                                              973       1,319
                                                                                                --------     -------

              Net cash provided by (used in) continuing operating activities                       4,954      (7,844)

Cash flows (used in) investing activities
   Capital expenditures                                                                           (1,910)     (3,028)
   Restricted cash and deposits                                                                   (7,462)     (1,064)
                                                                                                --------     -------

              Net cash (used in) investing activities                                             (9,372)     (4,092)

Cash flows from financing activities
   Principal payments of long-term debt                                                             (764)       (799)
   Proceeds from long-term borrowings                                                                385         862
   Net increase in short-term borrowings                                                           8,446       6,370
   Stock grant                                                                                       545         133
   Stock plan and option exercises                                                                   559         237
   Retirement - common stock                                                                           -        (387)
                                                                                                --------     -------

              Net cash provided by financing activities                                            9,171       6,416

Net cash provided by discontinued operations                                                           -         516

Effects of exchange rate changes on cash                                                            (508)      3,455
                                                                                                --------     -------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                                                   4,245      (1,549)

Cash and equivalents at beginning of period                                                        7,570       5,968
                                                                                                --------     -------

Cash and equivalents at end of period                                                           $ 11,815     $ 4,419
                                                                                                ========     =======

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
   Cash paid during the period for
      Interest                                                                                  $    644     $   791
      Taxes                                                                                        6,175       5,991

The accompanying notes are an integral part of these statements.

                          Allied Research Corporation

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              September 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

    The condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000, the condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2001 and 2000 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows at September 30, 2001 and 2000 have been made.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the three and nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

    The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware Corporation) and its subsidiaries, ARC Europe, S.A. (ARC Europe), a Belgian company, Barnes & Reinecke, Inc.
    (BRI), a Delaware Corporation (which was sold in March 2000) and Allied Research Corporation Limited (Limited), an inactive United Kingdom company and ARC International Sales Corporation, a Barbados corporation which was dissolved in October 2001.

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


NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

    In the first quarter of the current calendar year, the Company adopted Statement of Financial Accounting Standards) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation.

    The Company designates its derivatives based upon the criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive

                           Allied Research Corporation

                               September 30, 2001

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS - Continued

    income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately.

    The Company uses derivatives to manage exposures to foreign currency exchange rate risks. The objective is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates.

    The Company uses foreign currency future contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers and certain costs associated with these contracts. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is Mecar's functional currency. These futures contracts are designated as fair value hedges since they are designed to lock in the net Euros that will be realized when the amounts due under the sales agreement are received. As a matter of policy, the Company does not enter into speculative hedge contracts or use other derivative financial instruments.

    As of September 30, 2001 futures contracts designated as fair value hedges with a $40 million notional amount were outstanding and the fair value of these contracts was $2,353.

    The Company estimates the fair value of outstanding hedge contracts based on quotes obtained from the counterparties to the derivative contracts. The Company recognizes the fair value of hedge contracts that expire in less than one year as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities.

    The adoption of SFAS 133 did not have a material impact on the Company's operating results. Gains and losses from settlements of derivative contracts are reported as a component of other income. Net changes in the fair value of derivative contracts prior to settlement are also reported as a component of other income. There were no net gains or losses realized during the nine months ended September 30, 2001 from hedge ineffectiveness, from firm commitments that no longer qualifies as fair value hedges, nor were any amounts excluded from the assessment of hedge effectiveness.

    The Company's foreign exchange forward and option contracts expose the Company to credit risks to the extent that the counter parties may be unable to meet the terms of the agreement. The company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.

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

    Restricted cash of $10,472 and $3,010 included in current assets at September 30, 2001 and December 31, 2000, respectively, was restricted or pledged as collateral for these agreements and other obligations.

                          Allied Research Corporation

                              September 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

NOTE 5 - DISCONTINUED OPERATION

    On December 10, 1999, the Company contracted to sell the engineering and technical segment of its business (Barnes and Reinecke, Inc). Settlement of the sale occurred on March 10, 2000 and resulted in a gain of $462, net of taxes, and income from discontinued operation, net of taxes, of $54.


NOTE 6 - INVENTORIES

    Inventories are composed of raw materials and supplies.


NOTE 7 - NOTES PAYABLE

    Mecar has a line-of-credit of up to $9,000 for working capital and its banks have also provided additional short term financing of up to $7,000. This short term financing is expected to be paid back before the end of the year. Approximately $12,077 of these facilities was used at September 30, 2001 and $2,800 was outstanding at December 31, 2000.


NOTE 8 - CREDIT FACILITY

    The Company is obligated under various credit agreements (the "Agreements") with its foreign banking pool that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of letters of credit and guarantees outstanding. These fees are accrued to interest expense. As of September 30, 2001 and December 31, 2000, guarantees and performance bonds of $24,764 and $22,687, respectively, remain outstanding.

    Advances under the Agreements are secured by restricted cash at September 30, 2001 and December 31, 2000 of $10,472 and $3,010, respectively. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $25,000 on Mecar's net assets. The bank covenants contained in the financing agreements place restrictions on payments or transfers to Allied and its affiliates for dividends, management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.

NOTE 9 - LONG-TERM FINANCING

    Mecar is obligated on a mortgage with a balance of approximately $1,200 on its manufacturing and administration facilities. The loan is payable in annual principal installments of approximately $422 and matures in 2004. The Company is also obligated on several mortgages on the VSK Group's buildings, which have a balance of approximately $661 at September 30, 2001. These mortgages are payable in annual installments of approximately $49 plus interest. The balance of the long term debt pertains to capital equipment leases and notes payable on vehicles.

NOTE 9 - LONG-TERM FINANCING-Continued

                          Allied Research Corporation

                              September 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

    Scheduled annual maturities of long-term obligations as of September 30, 2001 are approximately as follows:

                         Year            Amount
                         ----            ------

                         2002               938
                         2003             1,266
                         2004               852
                         2005               477
                         2006               458


NOTE 10 - INCOME TAXES

    As of December 31, 2000, the Company had unused foreign tax credit carryforwards of approximately $288 which expire through 2004 and domestic net operating loss carryforwards of approximately $600 which expire in 2020.

    Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom (an inactive subsidiary) subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested in the subsidiaries, aggregated approximately $18,300 at September 30, 2001. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

NOTE 11 - EARNINGS (LOSS) PER SHARE

    Incremental shares from the assumed conversion of stock options outstanding have been included in the diluted per share computation.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

    On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are:

 .   All business combinations initiated after June 30, 2001 are required to use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
 .   Intangible assets acquired in a business combination are required to be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
 .   Goodwill, as well as intangible assets with indefinite lives, acquired after
    June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS-Continued

                          Allied Research Corporation

                              September 30, 2001

                            (Thousands of Dollars)

                                  (Unaudited)

--------------------------------------------------------------------------------

 .   Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
 .   All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

    In July, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

    The Company's management has not completed it's assessment of the impact of these statements, however, it does not anticipate that they will have a material impact, if any, on its financial position or results of operations.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               September 30, 2001

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

    The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Quarterly Reports on Form 10-Q for the periods ended March 31, 2001 and June 30, 2001 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Forms 10-K and 10-Q.

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

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                              September 30, 2001

                             (Thousand of Dollars)

                                  (Unaudited)

================================================================================

    Revenue
    -------

    Allied had revenue of $69,694 in the first nine months of 2001, which was 90% of its revenue in the first nine months of 2000.

                                                            Revenues by Segment
                           Nine months ended September 30,                       Three months ended September 30,
                           2001                       2000                      2001                      2000
                ---------------------------------------------------   ------------------------------------------------

                           Percentage                 Percentage                     Percentage                Percentage
              Amount        of total      Amount       of total         Amount        of total      Amount      of total
              ------        --------      ------       --------         ------        --------      ------      --------
Mecar       $54,962          79%          $63,171         82%          $22,077           82%        $21,738         86%
VSK Group    14,732          21%           14,161         18%            4,770           18%          3,570         14%

    Total revenue for the quarter ended September 30, 2001 was $26,847, a 6% increase in revenue earned over the third quarter of 2000. Mecar's third quarter 2001 revenue was $22,077, a 2% increase in revenue earned from the third quarter of 2000. Mecar's third quarter revenue was positively impacted by an FMS subcontract that is generating higher profit margins to date. The VSK Group's revenue in the third quarter of 2001 increased by $1,200, or 34% from its revenue in the third quarter of 2000. The VSK Group experienced better than normal sales during the summer months, which are normally affected adversely by the seasonal buying patterns during the months of July and August. Additionally, the 2001 results were negatively affected by currency fluctuations.

    The reduction in sales from 2000 levels is attributable to an increase in revenue from the Company's independent distributor/value added reseller. The Company is receiving contracts from its independent distributor on a subcontract basis instead of direct contracts. These contracts generally have lower sales values than Mecar's traditional direct sales; however, they do not reduce the Company's gross margins or profitability. This is because Mecar's costs are reduced relative to its agreement with their independent distributor.

    Backlog
    -------

    As of September 30, 2001, the Company's backlog was $85,147 compared to $63,500 at December 31, 2000. The September 30, 2001 backlog consists of backlog of approximately $70,417 and $14,730 at Mecar and the VSK Group, respectively.

   Operating Costs and Expenses
   ----------------------------

    Cost of sales for the first nine months of 2001 was approximately $47,253, or 68% of revenue, as compared to $59,766, or 77% of revenue, for the first nine months of 2000.

    Cost of sales as a percentage of sales for the third quarter of 2001 was approximately 63%, compared to 68% for the same period in 2000.

    The improvement in cost of sales in 2001 results primarily from cost reductions, the increase in subcontracts via its independent distributor and the impact of an FMS subcontract during the quarter. Certain fees, selling expenses and other customer related expenses in connection with direct sales to customers are not incurred on distributor subcontracts.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                              September 30, 2001

                             (Thousand of Dollars)

                                  (Unaudited)

================================================================================


    Selling and administrative expenses were approximately $8,823, or 13% of revenue, for the nine months ended September 30, 2001, as compared to $7,804, or 10% or revenue, for the nine months ended September 30, 2000.

    Selling and administrative expenses in the third quarter of 2001 were comparable to those incurred in 2000.

    Selling and administrative expenses in the first nine months of 2001 were greater than in the same 2000 period. This was due to costs incurred with new additions to the Company's management team and nonrecurring costs related to evaluation and due diligence associated the Company's acquisition strategy.

    Research and Development
    ------------------------

    Research and development costs incurred in the first nine months of 2001 increased by $133 over costs incurred in the same period of 2000 and are associated with the engineering and ballistic design, and product development.

    Research and development costs incurred in the third quarter of 2001 were flat when compared to the prior year.

    Interest Income
    ---------------

    Interest income in the first nine months and in the third quarter of 2001 was slightly lower than the comparable third quarter and nine month 2000 period due to lower amounts invested and lower interest rates on deposits.

    Interest Expense
    ----------------

    Interest expense increased by 23% during the first nine months of 2001 compared to the same period in 2000. Such increases were principally as a result of higher borrowings at Mecar under its credit facility and bank charges on new contracts. Interest charges in the third quarter of 2001 decreased by 15% compared to the amount incurred in 2000. This decrease is due to lower amounts borrowed combined with lower rates on borrowings during the period.

    Other - Net
    -----------

    Other-net represents primarily currency gains and currency losses, resulting from foreign currency transactions incurred during the periods ending September 30, 2001 and 2000.

    Pre-Tax Profit From Continuing Operations
    -----------------------------------------

                                      Pre- Tax Profit by Segment
                                          1/st/ Nine Months
                                      --------------------------
                                        2001              2000
                                        ----              ----

              Mecar                   $ 10,361          $ 7,156
              VSK Group                  2,380            2,139
              Corporate and other       (1,224)               -

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                              September 30, 2001

                             (Thousand of Dollars)

                                  (Unaudited)

================================================================================

    Mecar's pre-tax profit for the first nine months of 2001 increased by $3,205, or 45% over its pre-tax profit for the comparable 2000 period. Slightly more than half of Mecar's 2001 revenue was from indirect sales to its independent distributor/value added reseller. Such contracts produce less revenue than direct sales but do not adversely affect profitability, since there is corresponding cost reductions. Further, Mecar's quarterly results were favorably impacted by the higher profit margins on the FMS subcontract.

    The VSK Group's 2001 pre-tax profit increased by $241, or 11%, over its 2000 performance, notwithstanding substantial currency fluctuations, principally due to increased efficiency in operations.

    The Corporate and other expenses increased due to the hiring of three additional management team members and the costs associated with implementing its corporate acquisition strategy. In 2000, corporate and other costs were fully offset by management fees from Mecar and VSK.

    Income Taxes
    ------------

    The effective income tax expense in the first nine months of 2001 was 45% compared to 40% for the similar period 2000. The increase is primary due to the adjustment of prior year tax accruals. Through the third quarter of 2001, Mecar has prepaid approximately $5,000 in taxes to obtain a lower effective tax rate.

    Net Earnings
    ------------

    The Company earned a $6,368 net profit from continuing operations ($1.30 per share basic and diluted) in the first nine months of 2001 compared with $5,536 for the first nine months of 2000 ($1.14 per share basic and diluted).

    In the third quarter of 2001, the Company earned $3,203 from continuing operations (or $0.65 per share basic and diluted) compared with $3,120 (or $0.64 per share basic and diluted) in the third quarter of 2000.

    In addition, in the first quarter of 2000, the Company reported (i) a $462 gain, net of income taxes, on the sale of its former subsidiary Barnes & Reinecke, Inc. ("BRI") and (ii) a $54 profit from discontinued operations (i.e., the operations of BRI prior to sale).

    Liquidity
    ---------

    Working capital, which includes restricted cash, was approximately $41,215 at September 30, 2001, which is an increase of $6,317 over the December 31, 2000 level. Allied's current working capital is required for operations and to support credit facility agreements.

    During the first nine months of 2001, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. Mecar has a line-of-credit of up to $9,000 for working capital and its banks have also provided additional short term financing of up to $7,000. This short term financing is expected to be paid back before the end of the year. Approximately $12,077 of the line was used at September 30, 2001 and $2,800 was outstanding at December 31, 2000.

    As of September 30, 2001, the Company had unrestricted cash (i.e., cash not required by the terms of the bank pool agreement to collateralize contracts) of approximately $11,815 compared with approximately $7,570 at December 31, 2000. Restricted cash increased to $10,472 as of September 30, 2001 due in part to the expiration of the temporary waiver of the restricted cash requirement.

                          Allied Research Corporation

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS-CONTINUED

                              September 30, 2001

                             (Thousand of Dollars)

                                  (Unaudited)

================================================================================

    Accounts receivable at September 30, 2001 increased from December 31, 2000 levels by $1,194 due to shipments made at quarter-end. Costs and accrued earnings on uncompleted contracts increased by $3,603 from December 31, 2000 levels due to higher incurred levels of work-in-progress. Inventories increased from year-end levels by $524 due to increased purchases during the third quarter of 2001. Prepaid expenses increased by $4,946 in the first nine months of 2001 principally due to a tax prepayment of $5,000. Current liabilities increased by $18,010 from December 31, 2000 levels principally as a result of increases in customer deposits, notes payable, and accrued expenses to meet increased production levels and foreign exchange hedging commitments.

    Allied's stockholders' equity as of September 30, 2001 was adversely affected by the deterioration of the value of the Euro verses the U.S. dollar during the nine months of 2001, resulting in a $638 increase in "Accumulated other comprehensive loss."

    Allied is continuing to explore alternate methods of obtaining financing necessary to implement its growth plans, to include restructuring of its current line, and/or obtaining new senior debt and subordinated debt facilities.

    Allied's ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of Mecar.

    Quantitative and Qualitative Market Risk Disclosure
    ---------------------------------------------------

    The events of September 11, 2001 and subsequent related events have not resulted in any material changes to quantitative and qualitative market risk disclosures of the Company as presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. However, it is difficult to assess the impact that these events will have on future operations.

                           Allied Research Corporation

                               September 30, 2001

--------------------------------------------------------------------------------

PART II.        OTHER INFORMATION

                None

                           Allied Research Corporation

                               September 30, 2001

--------------------------------------------------------------------------------

SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ALLIED RESEARCH CORPORATION




                              /s/ Charles A. Hasper
                              ------------------------------------
Date:  November 7, 2001       Charles A. Hasper
                              Treasurer and
                              Chief Financial Officer