Form 10-K
period 2001-12-31
ALLIED RESEARCH CORP
filed 2002-03-28
CIK 3952

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ___________________

                                    FORM 10-K

   (Mark One)
     -----
       X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----  SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

     -----
            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission file number: 0-2545

                           ALLIED RESEARCH CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                    04-2281015
   (State of incorporation)               (I.R.S. Employer Identification No.)

  8000 Towers Crescent Drive                          (703) 847-5268
           Suite 260                         (Registrants' telephone number,
     Vienna, Virginia 22182                         including area code)
(Address of principal executive
  offices, including zip code)

          Securities registered pursuant to Section 12(b) of the Act:

     Title of Class                                     Name of Exchange
     --------------                                     ----------------
      Common Stock,                                 American Stock Exchange
     $0.10 Par Value

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      YES    X     NO _____
                                             -----

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

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002:

                Common Stock - Par Value $.10         $90,090,413

The number of shares of registrant's Common Stock outstanding as of March 1, 2002, was 5,157,438.

                                      INDEX

PART I
      Item 1.     Business.......................................................................         1
      Item 2.     Properties.....................................................................         7
      Item 3.     Legal Proceedings..............................................................         7
      Item 4      Submission of Matters to a Vote of Security Holders............................         7

PART II
      Item 5.     Market for Stock and Related Security Holder Matters...........................         8
      Item 6.     Selected Financial Data........................................................         9
      Item 7.     Management's Discussion and Analysis of Financial Condition and
                      Results of Operations......................................................        10
      Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....................        19
      Items 8.    Financial Statements and Supplementary Data....................................        20
      Item 9.     Changes and Disagreements With Accountants on Accounting and
                      Financial Disclosure.......................................................        20

PART III
      Item 10.    Directors and Executive Officers of Allied.....................................        21
      Item 11.    Executive Compensation.........................................................        22
      Item 12.    Security Ownership of Certain Beneficial Owners and Management.................        26
      Item 13.    Certain Relationships and Related Transactions.................................        27

PART IV
      Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K...............        28

SIGNATURES.......................................................................................        30

ITEM 1. BUSINESS

General
-------

Allied Research Corporation ("Allied" or the "Company") was incorporated in 1962 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988. Allied`s strategic defense and security services businesses are primarily conducted through MECAR S.A. ("MECAR") and a group of Belgian corporations acquired in 1994, 1995 and 1999 consisting of VSK Electronics, S.A., Tele Technique Generale, S.A., IDCS, S.A. and VIGITEC, S.A. (collectively, the "VSK Group"). MECAR is located in Petit-Roeulx-lez-Nivelles, Belgium; and the VSK Group operates from several different locations in Belgium. On December 31, 2001, Allied acquired all of the capital stock of News/Sports Microwave Rental, Inc. ("Microwave"). Microwave is located in Spring Valley, California.

Description of Business
-----------------------

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

         Mortar Ammunition. The 81mm family of mortar ammunition has recently
         -----------------
been modernized to compete with the latest generation of this product line. Production quantities of this latest version have already been manufactured and delivered to MECAR customers. The 120mm family is a state of the art ammunition for standard field mortars and for the increased performance turreted AMS mortar. The current version of this ammunition has successfully completed qualification with the US Army, together with the 120mm AMS LAV-M(S) system. This system is capable of direct as well as indirect fire. The MECAR ammunition is the only one so far developed that has been designed to perform in the AMS weapon high pressure and acceleration environment.

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

     Artillery Ammunition. MECAR has produced 155mm HE, SMK(WP) and ILLUMINATING
     --------------------
rounds for various customers.

     Medium Caliber Round. The 25mm APFSDS-T ammunition round is MECAR's entry
     --------------------
into the medium caliber arena.

     76mm L23 Ammunition. MECAR manufactures HE, HESH and HESH-PRAC ammunition
     -------------------
for the L23 guns, which are in service with armored vehicles in several countries in Europe, South America, Africa and the Far East. Even though this is an established weapon, requirements for this ammunition are expected to continue for the next several years.

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

VSK Group.
---------

     The VSK Group engages in the business of developing, manufacturing, selling, installing and servicing security systems for government and private industry. The systems marketed by the VSK Group include intrusion detection, access control and fire detection systems. The principal products manufactured by the VSK Group are central control panels; the other components are purchased from other vendors. In May, 1995, the VSK Group acquired all of the outstanding stock of IDCS, S.A., which markets an upscale line of security services products principally in European markets. In late 1999, the VSK Group acquired all of the outstanding stock of VIGITEC, S.A., which markets closed circuit television systems and provides other communications services.

Microwave
---------

     Microwave engages in the development of sophisticated microwave surveillance systems used in law enforcement, port security, border security, airport security, high-end commercial security, and citywide surveillance applications. The company's products and services are used for gathering, transmitting, receiving and processing multiple signals from remote locations. The company develops, assembles and sells electronic technology products and systems for users to operate through the company's proprietary hardware, software and communication links. Microwave's systems and products include cameras, command/control systems, video concealments, microwave link solutions, and other sensors. Microwave offers fixed observation/transmit surveillance installations in addition to mobile command centers and airborne camera/tracking/transmit packages.

Geographic Areas and Industry Segments
--------------------------------------

     See Note T to Allied's consolidated financial statements for information concerning the geographic areas and industry segments of Allied which information is incorporated herein by reference.

Market and Customers
--------------------

     Allied derives the principal portion of its revenues from direct and indirect sales to foreign governments and prime contractors, primarily on fixed price contracts. Two agencies of a foreign government and another foreign government accounted for approximately 47%, 30% and 1% in 2001, 54%, 23% and 4% in 2000, and 26%, 27%, and 6% in 1999, of Allied's revenues as detailed in Note O to Allied's consolidated financial statements, the provisions of which are incorporated herein. The addition of the VSK Group adds a non-military component to company-wide operations. The VSK Group accounted for approximately 21%, 23% and 35% of Allied's 2001, 2000 and 1999 revenues respectively.

     MECAR's sales to its principal foreign government customers have historically been made with the assistance of an independent marketing representative. Commencing in early 2000, MECAR designated an affiliate of this representative as its independent distributor/value added reseller (the "Distributor"). The Distributor obtains a contract from the end user customer and subcontracts a portion of the work to MECAR. The products that MECAR produces are sold to the Distributor for resale to the foreign government agencies end users.

     MECAR's products are sold either directly or indirectly to the defense departments of governments. MECAR is regulated by Belgian law regarding the foreign governments with which it may do business.

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

     When MECAR obtains a contract for the sale of its products, it generally receives down payment(s) and/or letter(s) of credit to be applied to the purchase price upon shipment of the products. In such cases, MECAR is generally required to provide advance payment guarantees and performance bonds issued by its bank syndicate.

     MECAR has from time-to-time received foreign military sale ("FMS") contracts from the U.S. Government for the manufacture of ammunition for the benefit of a foreign government. Such contracts may be terminated for convenience by the government or upon default by the manufacturer. The contracts received by MECAR through the FMS system do not provide for down payments, letters of credit, advance payment guarantees or performance bonds.

     The VSK Group derives substantially all of its revenue from sales and services to private industry such as banks, hospitals, commercial businesses, office buildings and to local governments. The VSK Group sells some of its products/services directly to the end users; in other instances it sells its systems to independent distributors and resellers for resale to the end users. The customers of the VSK Group are located in Belgium and in neighboring countries. While most of the orders received by the VSK Group are for work which can be completed within one year, it has received multi-year orders for its products and services. VSK Electronics and IDCS sell their products principally in European markets. VIGITEC and Tele Technique Generale sell their products principally in Belgium.

     Microwave customers include U.S. Government agencies as well as state and local law enforcement agencies. The U.S. Government agencies have historically accounted for a majority of Microwave's revenues.

Marketing
---------

     Most of the marketing activities of MECAR are handled by MECAR's staff of sales engineers and executive personnel. In addition, MECAR advertises in trade journals and participates in trade shows. MECAR is also represented by marketing representatives in different markets and has designated the Distributor for indirect sales to its principal end user customers.

     The marketing activities of the VSK Group are handled principally by its staff of sales personnel. Marketing activities outside of Belgium are conducted by independent distributors. In addition, the VSK Group advertises in trade journals and participates in trade shows.

     Microwave's marketing activities are handled by both its sales personnel and executive management.

Research and Development
------------------------

     The development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 2001, 2000 and 1999, MECAR expended $500,904, $736,764 and $793,916, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems.

     The business of the VSK Group requires continuous investment in research and development to update and enhance its security systems. The VSK Group employs a staff of design engineers specialized in the field of both electronic hardware and software. During 2001, 2000 and 1999, the VSK Group expended $1,003,358, $846,307 and $892,092, respectively, on research and development.

     Management anticipates that the business of Microwave will require continuous investment in research and development.

Suppliers and Materials
-----------------------

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

         Production of weapons requires a continuous supply of a variety of components and materials. MECAR depends upon major suppliers to provide such components and materials where in-house capability does not exist, and has generally found such materials and supplies to be readily available.

         The VSK Group relies upon a number of selected subcontractors to supply the requisite electronic hardware for its security systems. To date, the VSK Group has found such subcontract materials to be readily available. Assembly of the central control panels (including all computer software) is performed internally by employees of the VSK Group.

         Microwave contracts with a number of vendors for components used in its systems. Historically, such components have been found to be readily available.

Backlog
-------

         As of December 31, 2001 and December 31, 2000, Allied had backlog orders believed to be firm, after giving effect to the percentage of completion method of accounting, of approximately $56.0 million and $63.5 million, respectively. A substantial portion of the backlog of orders as of December 31, 2001 is expected to be filled in 2002.

Competition
-----------

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

         Microwave competes with niche suppliers of specialized security products as well as much larger companies with substantially greater financial and other resources.

Personnel
---------

     As of December 31, 2001, Allied, MECAR, VSK Group and Microwave had 501 full and part-time employees as follows:

                  ALLIED
                  ------

                  Salaried employees                       7

                  MECAR
                  -----

                  Technical and salaried employees        50
                  Hourly workers                         265
                  Technical consultants                    1

                  VSK GROUP
                  ---------

                  Technical salaried employees           120
                  Hourly workers                          23
                  Part-time employees                      5

                  MICROWAVE
                  ---------

                  Salaried employees                      18
                  Hourly workers                          12

     The classification of employees noted above for MECAR and the VSK Group is in accordance with Belgian law.

Patents
-------

     Microwave holds a patent on a mechanical mast that is a key component of certain security systems it supplies to law enforcement agencies. The patent was filed in 1997. Neither Allied nor any of its other subsidiaries holds any other significant patents.

Environmental Regulations
-------------------------

     Allied does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position.

Principal Customers
-------------------

     MECAR has historically received a large percentage of its revenue from two
(2) agencies of a foreign government. See Note O to Allied's consolidated financial statements. MECAR now receives contracts for the benefit of these customers via the Distributor and via the FMS program.

ITEM 2.   PROPERTIES

         Allied's principal executive offices are located in Vienna, Virginia, where it leases approximately 3,700 square feet of office space. The lease expires in September, 2007.

         MECAR's principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which was occupied by MECAR in 1989. The manufacturing area is approximately 112,000 square feet and the administration facility is approximately 28,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. MECAR also owns 600 acres in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was previously used as a test range. MECAR ceased its use of the Ardennes firing range in 2001. MECAR is now utilizing other test ranges, including a test range owned by the Belgian Army, although it is also exploring the prospects of securing the use of a new test range.

         Throughout 2001, MECAR operated using one full and two partial shifts. MECAR is currently operating near its productive capacity.

         The VSK Group operates from owned facilities containing approximately 49,400 square feet. Such facilities are currently operating at approximately 75% of productive capacity.

         Microwave operates from a leased office, production and warehouse facility consisting of approximately 8,400 square feet in Spring Valley, California. The facility is leased on a month to month basis. Microwave operated at 50% capacity of the facility in 2001. Microwave has adequate capacity at the facility to operate at projected levels in 2002.

         Capital expenditure programs for facilities and equipment planned in 2002 will require funding of approximately $3.0 million.

ITEM 3.   LEGAL PROCEEDINGS

         There are no material pending legal proceedings, other than ordinary routine litigation incidental to Allied's business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of Allied during the fourth quarter of 2001.

                                     PART II

ITEM 5.   MARKET FOR STOCK AND RELATED SECURITY HOLDER MATTERS

Market Information
------------------

     Allied's Common Stock has been listed for trading on the American Stock Exchange ("AMEX") since September 15, 1992.

     Its AMEX trading symbol is ALR. Its media listing is under the symbol Allied Research. The table below shows the high and low sales prices of Allied's Common Stock during 2001 and 2000 (as reported by AMEX):

              2001                     High                    Low
              ----                     ----                    ---

           1st Quarter                $ 8.94                 $ 6.15
           2nd Quarter                $ 9.31                 $ 7.30
           3rd Quarter                $16.59                 $ 7.80
           4th Quarter                $19.70                 $11.20

              2000                     High                    Low
              ----                     ----                    ---

           1st Quarter                $ 9.38                 $ 7.00
           2nd Quarter                $ 8.56                 $ 6.75
           3rd Quarter                $ 9.31                 $ 7.13
           4th Quarter                $ 9.19                 $ 7.75

Stockholders
------------

     There were approximately 1,114 holders of record of the Common Stock of Allied as of February 15, 2002.

Dividends
---------

     Allied paid a 5% stock dividend in November, 1992 to holders of record of its Common Stock on October 15, 1992. Cash was paid in lieu of the issuance of fractional shares. There have been no dividends declared or paid by Allied in 1993-2001.

Stock Issuance
--------------

     On December 31, 2001, Allied acquired all of the outstanding capital stock of Microwave in exchange for consideration which included 176,334 shares of unregistered Common Stock. The company issued an additional 8,443 unregistered shares of its Common Stock in satisfaction of an obligation of Microwave. All shares issued in this transaction were exempt from registration pursuant to
Section 4(2) of the Securities Act.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data relates to Allied's consolidated financial position and results of operations for 2001, 2000, 1999, 1998 and 1997:

                                                     2001          2000        1999             1998           1997
                                                    -------      --------     -------         --------       --------
                                                                (000's omitted except per share amounts)
Revenues                                            $96,947      $107,743     $59,033         $133,078       $123,935

Earnings (loss) from
- continuing operations                              10,367         8,705      (3,282)           8,629          8,147
- discontinued operation                                  -           517        (746)             437            418
                                                    -------      --------     -------         --------       --------

           Net earnings (loss)                       10,367         9,222      (4,028)           9,066          8,565
                                                    =======      ========     =======         ========       ========

Earnings (loss) per share

Basic:
- continuing operations                                2.11          1.79       (0.68)            1.83           1.79
- discontinued operation                                  -          0.11       (0.16)            0.09           0.09
                                                    -------      --------     -------         --------       --------

           Net income (loss)                           2.11          1.90       (0.84)            1.92           1.88
                                                    =======      ========     =======         ========       ========

Diluted:
- continuing operations                                2.10          1.79       (0.68)            1.81           1.76
- discontinued operation                                  -          0.11       (0.16)            0.09           0.09
                                                    -------      --------     -------         --------       --------

           Net income (loss)                           2.10          1.90       (0.84)            1.90           1.85
                                                    =======      ========     =======         ========       ========

           Total assets                              86,784        87,636      60,131          101,635         89,310

Long-term debt obligations and redeemable
    preferred stock                                   3,110         3,529       3,081            4,154          5,104

Cash dividends declared per common share                  -             -           -                -              -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

     Allied provides management services to its subsidiaries. Allied's consolidated statements have eliminated all significant intercompany transactions. The following discussion refers to the financial condition, liquidity and results of operations of Allied on a consolidated basis unless otherwise stated. All dollars are in millions except per share amounts.

     In 2001, Allied operated in two (2) principal segments: the development and production of ammunitions and weapon systems ("product sales"); and the manufacture, distribution and service of an integrated line of industrial security products ("security systems and services"). Product sales were provided solely by MECAR and a related company, Sedachim. Security systems and services were provided by the VSK Group. Accordingly, all references in this Item 7 to
(i) MECAR shall refer to the product sales segment and (ii) the VSK Group shall refer to the security systems and services segment. All references herein to Allied or the Company shall refer to Allied Research Corporation as a whole.

     An agreement to sell the stock of Barnes & Reinecke, Inc. ("BRI") was executed in early December, 1999 and the stock of BRI was sold in March, 2000. Accordingly, BRI's operations have been excluded from Allied's results from continuing operations and the net results of such operations are reported separately as results from discontinued operation.

     On December 31, 2001, Allied acquired all of the capital stock of Microwave. This acquisition is reflected on Allied's year-end balance sheet.

     In 1999, Allied reorganized its European holdings. A Belgium holding company, ARC Europe, S.A., now owns all of the capital stock of each of MECAR, Sedachim and the VSK Group.

     Allied earned net profits of $10.4 ($2.11 per share-basic and $2.10 per share - diluted) from continuing operations in 2001 compared to net profits of $8.7 ($1.79 per share-basic and diluted) in 2000 and a net loss of $3.3 ($0.68 per share - basic and diluted) for 1999.

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

     Future Factors include substantial reliance on MECAR's principal customers to continue to acquire MECAR's products on a regular basis; the cyclical nature of the Company's military business; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost effective basis; the ability of the Company to successfully continue to expand its business base; the mix of products/services; domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates; general domestic and international economic conditions including interest rate and currency exchange rate fluctuations; increasing competition by foreign and domestic competitors, including new entrants; and other Future Factors.

Critical Accounting Policies
----------------------------

     Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 8 of this Form 10-K. We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. This method is used by MECAR for substantially all of its sales contracts. Approximately 80%, 81% and 65% of consolidated revenue was recognized under the percentage of completion method during 2001, 2000 and 1999, respectively. The value of contracts in process at December 31, 2001 and 2000 were $20.3 and $34.1 and the profits recognized on these contracts through December 31, 2001 were approximately $11.1 and $10.4, respectively.

     Under the percentage of completion method revenue is recognized on these contracts as work progresses during the period, based on the amount of actual cost incurred during the period compared to total estimated cost to be incurred for the total contract. Management reviews these estimates on a regular basis and the effect of any change in cost estimates are reflected in cost of sales in the period in which the change is identified. If the contract is projected to create a loss, the entire estimated loss is charged to operations in the period such loss first becomes known. A number of internal and external factors affect our cost of sales estimates, including labor rates and efficiency variances, material usage variances, delivery schedules and testing requirements. Additionally, as inventory items increase in age, obsolete and excess items are charged to cost of sales when such determination is made. While we believe that the systems and procedures used by MECAR, coupled with the experience of its management team, provide a sound basis for our estimates, actual result will differ from management's estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

Trends In Operations
--------------------

     Each of MECAR and the VSK Group contributed to a very successful 2001. We also took the first step in our plan to extend the reach of our strategic defense and security businesses by acquiring Microwave.

     MECAR operated near capacity of its facilities throughout much of 2001. The vast majority of MECAR's 2001 revenues resulted from orders from its traditional customer base.

     MECAR's 2001 revenues included contracts for the benefit of its traditional customers via the Foreign Military Sales Program ("FMS") as well as from direct and indirect contracts with and for the benefit of the end user customers.

     MECAR has supplied both 90 mm ammunition and 120 mm mortar ammunition for use in two (2) new weapon systems acquired by one of MECAR's traditional customers via FMS contracts. The customer has indicated a need and desire for additional rounds of each of the 90mm ammunition and 120 mm mortar ammunition. In early March, 2002, Allied announced the award by such customer of a three (3) year, $130.0 FMS contract for 90 mm ammunition.

         MECAR's 2001 results were positively impacted by a supplemental contract awarded as part of an FMS contract for a new series of ammunition developed by MECAR. The contract requires MECAR to correct deficiencies in the ammunition detected by tests performed by the U.S. Government. The revenue from the contract was recognized in the third and fourth quarters of 2001 since the most critical tests performed by the U.S. Government only identified minimal deficiencies. A $2.0 provision was established by MECAR to cover corrections and other costs that might be incurred. This contract provided approximately forty percent (40%) of Allied's 2001 profits. The final tests and MECAR's corrections should be completed by mid-2002.

         The VSK Group recorded another excellent year in 2002. It contributed approximately $19.9 in revenues and $2.1 in pre-tax profits.

         The reported earnings of each of MECAR and the VSK Group were adversely impacted by the fluctuations of the Euro during 2001.

         Allied commenced 2002 with a consolidated backlog of approximately $56.0 compared with a consolidated backlog at the beginning of 2001 of $63.5. MECAR began 2002 with a backlog of approximately $47.0 compared with a 2001 beginning backlog of $54.3. VSK began 2002 with a backlog of approximately $7.6 compared with a 2001 beginning backlog of approximately $9.2. Microwave commenced 2002 with a backlog of approximately $1.4.

         In future periods, Allied's operations will continue to be impacted by MECAR's ability to obtain large orders on a periodic basis, Allied's ability to successfully continue its expansion of other business and Allied's ability to successfully integrate new acquisitions, such as Microwave.

Trends In Liquidity And Capital Resources
-----------------------------------------

         The Company's liquidity did not materially improve in 2001 despite the excellent operating results and an increase in working capital.

         MECAR utilized a $9.0 line of credit and other short-term bank facilities of up to $7.0 during 2001 to fund working capital requirements. While the line of credit was repaid by December 31, 2001, MECAR required temporary bank loans to cover overdrafts of approximately $2.5.

         In addition, Allied made advances of $4.0 to MECAR throughout 2001 to supplement MECAR's working capital needs. These advances were repaid prior to the end of 2001.

         In an effort to minimize the liquidity shortage at MECAR, in early 2001 the bank syndicate provided a partial waiver of the requirement to pledge cash to collateralize performance bonds and advance payment guarantees. The waiver expired in mid-2001 at which point MECAR was required to provide the full amount of pledged cash, as collateral, as required by the bank syndicate agreement.

         Throughout 2001, Allied management engaged in a review and analysis of its company-wide financing requirements. As a result, MECAR's bank syndicate agreement has been recently modified as described below under Liquidity. Allied
                                                              ---------
anticipates that the modification will increase MECAR's credit facility, will provide a maximum amount of pledged cash required for contracts and will potentially provide Allied increased access to cash generated by MECAR.

         No liquidity shortages have been forecasted for 2002. For the long term, the generation of positive cash flow from core operations will depend upon MECAR's ability to continue to receive orders from its traditional customer base, the ability of MECAR to broaden its revenue base and the ability of Allied to successfully expand its group of strategic security businesses.

Liquidity
---------

         Working capital, which includes restricted cash, was approximately $41.2 at December 31, 2001, which is an increase of $6.3 from the December 31, 2000 level. Allied's current working capital is required for operations and to support credit facility agreements.

         Cash and equivalents at December 31, 2001 increased over year-end 2000 levels largely as a result of profitable operations. Accounts receivable at December 31, 2001 increased over December 31, 2000 levels by $1.0 principally due to the acquisition of Microwave. Costs and accrued earnings on uncompleted contracts decreased by $13.8 from year-end 2000 levels as a result of decreased amounts of work-in-progress at the end of 2001. Inventories at year-end 2001 were 5% higher than at the end of 2000. Prepaid expenses were essentially unchanged from 2000 levels. Intangibles increased from 2000 levels due to the Microwave acquisition. Deferred taxes increased in 2001 by $0.7 as a result of the recognition of the tax benefit related to the net operating loss carryforward from U.S. operations.

         Current liabilities decreased by $12.4 from December 31, 2000 levels due to increased cash availability from operations which was used to reduce payables.

         During 2001, 2000 and 1999, Allied funded its operations principally with internally generated cash and back-up credit facilities required for foreign government contracts. In addition, MECAR utilized a $9.0 line of credit and other short-term bank facilities of up to $7.0 throughout 2001.

         MECAR typically obtains relatively large orders for its ammunition and weapon systems which require credit facilities to provide import letters of credit, advance payment guarantees and performance bonds. These needs have been met in the last few years via agreements with a multi-member foreign bank syndicate. While the bank syndicate agreement provides that MECAR is responsible to repay the syndicate for amounts paid by the banks pursuant to the guarantees/bonds, the financial terms stipulate that all such obligations be secured, in part, by a cash pledge. At December 31, 2001, MECAR's lenders had issued $18.0 of guarantees/performance bonds and MECAR had pledged $6.2 of cash.

         The bank syndicate agreement provides the banks the right to review and approve each proposed MECAR contract before they agree to provide the necessary guarantees/bonds. While management believes that it will be able to finance additional MECAR contracts using the bank syndicate structure, there can be no assurance that such financing will be provided.

         The bank syndicate agreement was amended and restated in mid-March, 2002. The revised bank syndicate agreement provides $20.0 increased credit support over the previous bank syndicate agreement, which includes an $8.9 increase in the guarantee/bond facility, which increase does not require any cash pledges. The new agreement provides (i) lines of credit aggregating $11.2 for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts of $32.6.

         The revised bank syndicate agreement eliminates most restrictions on payments by MECAR to Allied or other Allied group companies but substitutes financial covenants requiring MECAR to maintain minimum net worth and working capital levels.

         MECAR's obligations under the revised bank syndicate agreement continues to be collateralized by a pledge of MECAR's assets and adds a second mortgage on MECAR's facility. The revised agreement provides for the release of the guarantee of ARC Europe and the pledge of the stock of the VSK Group but retains Allied's agreement to support MECAR so that it remains in compliance with its bank syndicate agreement obligations.

         MECAR has a mortgage loan with a foreign government agency which had an outstanding balance of approximately $1.3 at December 31, 2001. Principal and interest payments on the mortgage loan extend through January, 2004, and the loan includes a prepayment penalty clause.

         The VSK Group operated throughout 2001 primarily from cash generated from operations. The VSK Group is obligated on several mortgages and other long-term obligations with December 31, 2001 balances aggregating $0.3. It is also obligated on letters of credit required by a contract with a customer.

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

         Allied will continue to evaluate all issues involving the introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance becomes available. Based on current information and Allied's current assessment, Allied does not expect that the Euro conversion will have a material adverse effect on its business or financial condition. However, its operations in 2001 were adversely impacted by the fluctuations in the value of the Euro versus the U.S. Dollar.

         In September 1998, Allied's Board of Directors authorized the purchase of up to 200,000 shares of Allied's common stock. During 2000 and 1999, Allied repurchased 75,688 and 22,600 shares of its common stock in market transactions. The Company did not repurchase shares in 2001 and does not anticipate repurchasing shares of Company stock in calendar year 2002.

         Allied's ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of MECAR.

Capital Resources
-----------------

         Allied spent $3.1 in 2001 on capital equipment as compared with $3.9 in 2000 and $2.3 in 1999, respectively. The expenditures in 2001 were primarily for operating machinery and building upgrades. Management currently anticipates that it will spend approximately $3.0, across all the operations, on capital expenditures in 2002 for additional upgrades to its facilities and equipment.

Contractual Obligations and Commercial Commitments
--------------------------------------------------

         As described herein and in the notes to the consolidated financial statements, Allied has contractual obligations and commercial commitments that may affect its financial condition. However, based on management's assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of Allied, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material adverse effect on Allied's financial condition or results of operations.

         The following tables identify material obligations and commitments as of December 31, 2001:

                                                Payments Due By Period

        Contractual Obligations/1/         Total    1 Year  2-3 Years  4-5 Years
        -----------------------            -----    ------  ---------  ---------

        Debt and capital leases            $6.8      $3.7     $2.9        $0.2
        Operating leases                    0.5       0.1      0.2         0.2
                                            ---       ---      ---         ---

        Total contractual obligations      $7.3      $3.8     $3.1        $0.4
                                            ===       ===      ===         ===

                                              Total
                                             Amount
         Other Commercial Commitments       Committed
         ----------------------------       ---------

        Bank Guarantees                       $18.0
        Standby letters of credit               0.4
                                              -----

        Total commercial commitments          $18.4
                                              =====

Results of Operations
---------------------

         Allied had revenues from continuing operations of $96.9 in 2001 compared to $107.7 in 2000 and to $59.0 in 1999, respectively. Allied earned profits from continuing operations of $10.4 in 2001 and $8.7 in 2000 compared to a loss of $3.3 in 1999.

___________
/1/ Excluded are contracts made in the normal course of business for performance of sales contracts or routine services, as well as commitments where contract provisions allow for cancellation.

The following table sets forth, for the years ended December 31, 2001, 2000 and 1999, certain items from Allied`s consolidated statements of operations expressed as a percentage of revenue:

                                                                   2001         2000        1999
                                                                 --------     --------     ------
     Revenue                                                        100.0%       100.0%       100.0%

     Cost and expenses

         Cost of sales                                               65.2         74.2         86.2
         Selling and administrative                                  12.5         10.0         18.2
         Research and development                                     1.6          1.5          2.8
                                                                 --------     --------      -------
                Operating income (loss)                              20.7         14.3         (7.2)

     Other income (deductions)

         Interest income                                              0.7          0.6          1.4
         Interest expense                                            (1.7)        (1.4)        (1.9)
         Other - net                                                 (0.3)         0.4          1.3
                                                                 --------     --------      -------

                Earnings (loss) before discontinued operation and
                    income taxes                                     19.3         13.9         (6.4)

     Income tax expense (benefit)                                     8.6          5.8         (0.8)
                                                                 --------     --------      -------

                Earnings (loss) from continuing operations
                                                                     10.7          8.1         (5.6)

     Discontinued operation                                             -          0.5         (1.3)
                                                                 --------     --------      -------

                Net earnings (loss)                                  10.7          8.6         (6.9)
                                                                 ========     ========      =======

     The following discussion of the components of the results of operations applies to Allied as a whole unless reference is made to a particular segment.

Revenues
--------

     Allied's consolidated revenues from continuing operations for 2001 decreased $10.8, or 10%, from 2000 revenues. Revenues from continuing operations for 2000 increased $48.7, or 83%, over 1999 revenues.

                                        Revenues By Segment
                                        -------------------
                                            ($ Millions)
                             2001               1999               2000
                        --------------     ---------------    ---------------
                        Amount      %      Amount       %     Amount       %
                        ------     ---     ------      ---    ------      ---

        MECAR           $ 77.0      80%    $ 87.6       81%   $ 38.5       65%
        VSK               19.9      20%      20.1       19%     20.5       35%

     The fluctuation in MECAR's 2001 revenues from the amount realized in 2000 results principally from a change in MECAR's revenue base. In 2000, MECAR began to receive subcontracts from the Distributor (as opposed to direct contracts from the end user customer). As a result, in 2001 the majority of non-FMS revenue was via the Distributor subcontracts. These subcontracts generally have lower revenue value than MECAR's traditional direct end user sales contracts; however, this subcontract arrangement does not reduce the Company's gross margins since MECAR's cost of sales are reduced as a result of its agreement with the Distributor. MECAR's revenues for 2000 increased by 127% over its 1999 revenues. The increase in 2000 revenues over 1999 revenues is attributable to increased order levels for its products, after a downturn in business in 1999.

     Revenues at the VSK Group were essentially unchanged in 2001 as compared to 2000. In 2000, revenues at the VSK Group decreased approximately 2% from 1999 levels. If currency fluctuations are eliminated, 2001 and 2000 VSK Group revenues were 2% and 16% greater than 2000 and 1999 revenues, respectively.

Cost of Sales
-------------

     Cost of sales as a percentage of sales for 2001 was approximately 65% compared with 74% for 2000 and 86% for 1999. The improvement in cost of sales in 2001 and 2000 results primarily from cost reductions and the increase in subcontracts via the Distributor as explained under Revenues. Certain fees, selling expenses and other customer related expenses in connection with direct sales to customers are not incurred on Distributor subcontracts. Costs in 1999 were higher than normal as a result of rework costs on orders for certain customers.

Selling and Administrative Expenses
-----------------------------------

     Selling and general administrative expenses increased by 12% in 2001 over expenses incurred in 2000 largely due to increased employment related charges at the parent company and increased costs associated with the review of acquisition opportunities.

     Selling and general administrative expenses in 2000 increased less than 1% over 1999.

Research and Development
------------------------

     Research and development costs incurred in 2001 decreased by 5% from 2000 levels as a result of work load associated with contracts in process during the year.

     Research and development costs incurred in 2000 decreased by $0.1 (or 6%) from 1999 levels. The reduction was also attributable to the work load associated with contracts in process during the year.

Interest Income
---------------

     Interest income was essentially unchanged in 2001 from 2000. Interest income decreased in 2000 by $0.2 (or 22%) from 1999 levels, principally due to decreased amounts of cash invested.

Interest Expense
----------------

     Interest expenses incurred in 2001 increased by approximately 9% compared to the amount incurred in 2000 largely due to increased borrowings at MECAR.

     Interest expense increased in 2000 by $0.4 (or 38%) compared to the amount incurred in 1999, principally as a result of an increase in borrowings at MECAR via its line of credit.

Other - Net
-----------

     Other-net results were a $0.3 loss in 2001 and a $0.5 gain in 2000, largely due to foreign currency transactions at MECAR and the VSK Group.

Pre-Tax Profit From Continuing Operations
-----------------------------------------

                                Pre-Tax Profit (Loss) By Segment
                                --------------------------------
                                         ($ Millions)
                                 2001         2000         1999
                                ------       ------       ------

        MECAR                   $ 17.4       $ 12.7       $ (7.7)
        VSK                        3.5          2.9          4.2
        Corporate and Other       (2.1)        (0.6)        (0.2)

     MECAR's 2001 pre-tax profit was favorably impacted by profits earned on the supplemental contract described under Trends in Operations. MECAR's 2000 pre-tax
                                      --------------------
profit increase was largely attributable to the gross margins generated on incremental revenue. MECAR's 1999 loss resulted primarily from unanticipated costs to rework products for various customers.

     The VSK Group's pre-tax profit increase in 2001 from its 2000 level was due to increased operating margins as a result of production efficiencies and lower administrative expenses. The decrease in 2000 pre-tax profit from 1999 was due to a long-term high margin project which was completed in 1999.

Income Taxes
------------

     The effective income tax expense attributable to continuing operations in 2001 and 2000 was 45% and 42%, respectively, primarily due to foreign rate differentials and permanent tax differences.

     The Company reported a $0.5 tax benefit relating to continuing operations in 1999 principally as a result of the deferred tax benefits of tax loss carryforwards attributable to MECAR's 1999 operating losses, less Belgium taxes attributable to the VSK Group's 1999 operations and domestic tax expenses.

Net Earnings From Continuing Operations
---------------------------------------

     The Company earned $10.4 profits in 2001 and $8.7 profits in 2000 from continuing operations, compared with $3.3 loss in 1999.

Discontinued Operations
-----------------------

     All results from discontinued operations reported by Allied relate to the operations of BRI and have been reported net of income tax expense or benefits.

     The Company's 2000 profit of $0.5 from discontinued operations is principally comprised of gain on the sale of BRI.

     The Company's loss from discontinued operations of $0.7 in 1999 is from BRI operations.

Impact of Year 2000
-------------------

     Through March 1, 2002, the Company has not experienced any significant problems related to the Y2K issue.

Recent Accounting Pronouncements
--------------------------------

     See Note A to Allied's consolidated financial statements for a description of recently issued accounting pronouncements. Except for the elimination of periodic amortization of goodwill and the substitution therefore of periodic goodwill impairment testing, Allied does not anticipate that any of such pronouncements will have a material impact on its financial results.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
-------------------------

     Allied manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

     At year-end 2001, Allied had approximately $5.5 million of fixed-rate indebtedness and approximately $1.3 million of variable-rate indebtedness. Allied has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

     Cash available for investment is typically invested in short term funds, which generally mature in 30 days or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company's practice to hold these investments to maturity.

     Assuming year-end 2001 variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $0.2.

Exchange Rate Sensitivity
-------------------------

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

     Additionally, Allied's consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Allied subsidiaries' local currency and the U.S. dollar will affect the translation of such subsidiaries' financial results into U.S. dollars for purposes of reporting the consolidated financial results. Allied does not hedge these matters because cash-flows from international operations are generally re-invested locally. It is estimated that a 10% change in foreign exchange rates would impact reported net earnings by approximately $1.2.

     Allied does not use derivative financial instruments for speculative trading purposes, nor does Allied hedge its foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.

     Allied regularly reviews its hedging program and may as part of this review determine at any time to change its hedging program.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary financial information and data required by this Item are set forth in the pages indicated in Item 14(a)(1) and
(2).

     See Note U to Allied's consolidated financial statements for supplementary quarterly financial data required by this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF ALLIED

Directors
---------

     The following are the directors of Allied:

     J. H. Binford Peay, III, age 61, became a director in April, 2000 and was elected Chairman of the Board, President and Chief Executive Officer in January, 2001. Since 1997, General Peay has been a consultant. General Peay retired in 1997 as Commander in Chief, United States Central Command, with responsibility for operations in some 20 countries throughout Africa, the Middle East, Persian Gulf and South Asia. Previously, he was Vice Chief of Staff, U.S. Army. General Peay is currently a director of United Defense Industries, Inc., and a Trustee of the George C. Marshall Foundation, the Virginia Military Institute Foundation and the National Defense University.

     J. R. Sculley, age 61, became a director of Allied in 1991 and currently serves as Chairman Emeritus. He served as Chairman of the Board and Chief Executive Officer from December, 1992 until September, 1999; from April 1992 until December 1992 he served as President and Chief Operating Officer of Allied. Between 1989 and April, 1992, Mr. Sculley was Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, and, prior thereto, was Assistant Secretary of the Army (Research, Development and Acquisition).

     Clifford C. Christ, age 54, became a director of Allied in 1993. He has been the President and Chief Executive Officer of NavCom Defense Electronics, Inc., a defense electronics company, since 1988.

     Harry H. Warner, age 66, became a director of Allied in early 1996. Throughout the last five years, Mr. Warner has been a self-employed financial consultant, investor and real estate developer. He is also a director of Chesapeake Corporation and Virginia Management Investment Corporation.

     Ronald H. Griffith, age 63, became a director of Allied in April, 2000. Mr. Griffith is Executive Vice President and Chief Operating Officer of MPRI, Inc., a professional services company, since 1998. Formerly, he served as Vice Chief of Staff of the U.S. Army.

Executive Officers
------------------

     The following are the executive officers of Allied:

     J. H. Binford Peay, III was elected Chairman of the Board, President and Chief Executive Officer of Allied in January, 2001.

     John G. Meyer, Jr., age 57, was elected Executive Vice President and Chief Operating Officer in January, 2001. Mr. Meyer recently retired from the U.S. Army having served as its most senior Public Affairs Officer for the last four
(4) years.

     Bruce W. Waddell, age 55, was elected Vice President for Strategic Planning and Corporate Development in January, 2001. He served as a director of Allied from April, 2000 through mid-January, 2001. Mr. Waddell was most recently President of The Stonebridge Group, Inc., a management consulting firm specializing in strategy and business development. He previously held management positions with Avery Dennison and in General Electric's defense and lighting businesses.

          Charles A. Hasper, age 47, was elected Treasurer and Chief Financial Officer in August, 2001. Previously, Mr. Hasper served as a partner in CK Capital Partners, an investment banking firm.


ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers.
-------------------------------------------------

          The following table sets forth information concerning all compensation paid for services rendered in all capacities to Allied and its subsidiaries during the years ended December 31, 2001, 2000 and 1999, to the chief executive officer of Allied and to other executive officers of Allied whose total annual salary and bonus exceeds $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                                       Long-Term
                                                                                                      Compensation
                                                                    Annual Compensation                  Awards
                                                           ----------------------------------------      ------
                                                                                                       Securities
            Name and                                                                       Other       Underlying
           Principal                                                                      Annual        Options/        All Other
            Position                              Year      Salary        Bonus        Compensation     SARs (#)      Compensation
------------------------------                    ----      ------        ------       ------------    ----------     ------------
J. H. Binford Peay, III,                          2001     $300,000      $150,000         $67,685/1/    100,000           86,250/6/
Chairman of the Board, President and
Chief Executive Officer since mid-January,
2001

John G. Meyer, Jr.,                               2001     $160,000      $ 76,000/2/                     40,000           21,563/6/
Executive Vice President and Chief Operating
Officer

Bruce W. Waddell,                                 2001     $145,000      $ 69,000/2/                     40,000           21,563/6/
Vice President for Strategic Planning and
Corporate Development

Charles A. Hasper, Treasurer                      2001     $ 66,667      $ 48,000/2/                     40,000           22,525/6/
and Chief Financial Officer since August,
2001

W. Glenn Yarborough, Jr.,                         2001     $200,000/3/                                                  $275,000/5/
President and Chief                               2000     $200,000      $ 50,000/4/
Executive Officer until mid-January, 2001         1999     $200,000

_________________
/1/ The Company reimbursed Mr Peay for the premium paid for a $1 million life insurance policy, including the income tax payable thereon, as required by the terms of his employment agreement.
/2/  Includes a stock grant of approximately $20,000.
/3/  Mr. Yarborough was paid $200,000 in severance payments in 2001.
/4/  Mr. Yarborough was awarded a bonus of $50,000 for 2000 performance.
/5/ Mr. Yarborough is entitled to annual consultation payments of $55,000 for the 2002-2006 period.
/6/ Each of the executives who joined the Company in 2001 were granted stock awards in connection with their employment agreements.

Options Grants in Last Fiscal Year
----------------------------------

          The following table contains information concerning the stock option grants made to each of the Named Executive Officers for the fiscal year ended December 31, 2001.

                                                                                                       Potential Realizable Value
                                                                                                       at Assumed Annual Rates of
                                                                                                       Stock Price Appreciation
                                    Individual Grants                                                    for Option Term /(1)/
----------------------------------------------------------------------------------------------        ---------------------------
                                 Number of     % of Total
                                Securities       Options
                                Underlying     Granted to      Exercise or
                                  Options     Employees in      Base Price         Expiration
         Name                     Granted      Fiscal Year        ($/Sh)              Date              5% ($)          10% ($)
         ----                  ------------    -----------   ---------------     -------------          ------          -------
J. H. Binford Peay, III           100,000            45%             $8.63          12/31/10          $ 542,736       $ 1,375,400

John G. Meyer, Jr.                 40,000            18%             $8.63          12/31/05          $  95,372       $   210,748

Bruce W. Waddell                   40,000            18%             $8.63          12/31/05          $  95,372       $   210,748

Charles A. Hasper                  40,000            18%             $9.01          07/31/06          $  97,572       $   220,028

(1) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the SEC's rule. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year-End Values
---------------------------------------------------------------------------

          The following tables sets forth information concerning option exercises and option holdings by each of the Named Executive Officers for the fiscal year ended December 31, 2001.

                                                              Number of Securities Underlying      Value of Unexercised In-the-Money
                                                               Unexercised Options/SARsValue        Options/SARs at FY-End ($) /(1)/
                                                              -------------------------------      ---------------------------------
                                  Shares
                               Acquired on        Value
         Name                  Exercise (#)     Realized     Exercisable (#)     Unexercisable       Exercisable     Unexercisable
-----------------------        ------------     --------     ---------------     -------------       -----------     -------------
                                                                                      (#)
                                                                                      ---
J. H. Binford Peay, III               -         $      -         20,000               80,000          $ 105,800        $ 423,200

John G. Meyer, Jr.                    -         $      -          8,000               32,000          $  42,320        $ 169,280

Bruce W. Waddell                  6,500         $ 44,668          8,000               32,000          $  42,320        $ 169,280

Charles A. Hasper                     -         $      -              -               40,000          $       -        $ 196,400

(1) Represents the closing price per share of the underlying shares on the last day of the fiscal year less the option exercise price multiplied by the number of shares. The closing price per share was $13.92 on the last trading day of the fiscal year as reported on the AMEX.

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

         In 1992, the Board of Directors of Allied adopted the Allied Research Corporation Outside Directors Retirement Plan (the "Directors Retirement Plan") to provide retirement benefits for long-standing Outside Directors. Under the Directors Retirement Plan, Outside Directors are eligible for a retirement benefit if they retire from the Board and have served as a member of the Board for a minimum of five (5) years. An eligible Outside Director who retires from the Board is entitled to receive, commencing on the last day of the first month following the month in which the director attains age seventy (70), monthly payments equal to the monthly cash compensation received from Allied at the time the director terminated service in such capacity. Such payments will cease upon the earlier of the expiration of a period of time equivalent to the period of time the director served as a member of the Board or the death of the director. In the event that a director has breached any fiduciary or legal duty to Allied, the director will forfeit any right to payment of benefits under the Directors Retirement Plan. The Directors Retirement Plan is administered by the Board of Directors. The Board of Directors has determined that no further benefits will accrue under the plan to current or future Outside Directors. During 2001, payments of $82,597 were made to former directors of Allied in consideration of their accrued benefits under the Directors Retirement Plan. The other individuals with accrued benefits under the Directors Retirement Plan agreed to accept the following consideration in lieu thereof:

         Mr. Warner - 3,278 shares of Allied's stock upon his retirement from the Board.

         Mr. Christ - cash benefits as described above following his retirement from the Board.

         Mr. Sculley - $9,483 payable in cash commencing when Mr. Sculley reaches age 70.

         In 1991, the Board of Directors of Allied adopted the Allied Research Corporation Outside Directors Stock Option Plan (the "Directors Option Plan"). None of the options granted pursuant to the Directors Option Plan are intended to qualify as incentive stock options under Sections 422 through 424 of the Internal Revenue Code. Options for an aggregate of 26,000 and 39,000 shares were granted under the Directors Option Plan in 2001 and 2000, respectively, to Allied's Outside Directors. The Directors Option Plan expired in 2001.

         In 2001, Mr. Sculley was paid approximately $100,000 in satisfaction of his post-employment severance entitlement. Mr. Sculley is entitled to annual payments of $80,000 through 2005.

Employment Contract and Change-In-Control Arrangements
------------------------------------------------------

         In 2001, General Peay and Allied entered into an employment agreement which provides for an annual salary of $300,000 and the potential to earn an annual bonus up to 50% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of Mr. Peay's employment, he will be entitled to receive his annual salary, bonus and benefits for a period of up to three (3) years following the termination of employment. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Peay.

         In 2001, Mr. Meyer and Allied entered into an employment agreement which provides for an annual salary of $160,000 and the potential to earn an annual bonus up to 35% of the annual salary upon satisfaction of certain performance standards. The annual salary was increased to $200,000 in early 2002. Upon certain terminations of Mr. Meyer's employment, he will be entitled to receive his annual salary for one year following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Meyer.

         In 2001, Mr. Waddell and Allied entered into an employment agreement which provides for an annual salary of $145,000 and the potential to earn an annual bonus up to 35% of the annual salary upon satisfaction of certain performance standards. The annual salary was increased to $160,000 in early 2002. Upon certain terminations of Mr. Waddell's employment, he will be entitled to receive his annual salary for one year following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Waddell.

         In 2001, Mr. Hasper and Allied entered into an employment agreement which provides for an annual salary of $160,000 and the potential to earn an annual bonus up to 35% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of Mr. Hasper's employment, he will be entitled to receive his annual salary for one year following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Hasper.

         Mr. Yarborough's employment with Allied terminated in January, 2001. Mr. Yarborough is entitled to consulting fees of $55,000 per year through 2006.

         Mr. Sculley's employment with Allied terminated in September, 1999. He is entitled to post-employment payments of $80,000 per year through 2005. Such amounts are subject to acceleration upon a change of control of Allied.

         In June, 2001, the Board of Directors of Allied adopted a new shareholder rights plan (the "Rights Plan"). The Rights Plan provides each stockholder of record on a dividend distribution one "right" for each outstanding share of Allied's common stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquirer has purchased or has the right to acquire 15% or more of Allied's common stock, or
(2) the commencement of a tender offer which would result in an offeror beneficially owning 15% or more of the outstanding common stock of Allied. All rights held by an acquirer or offeror expire on the announced acquisition date, and all rights expire at the close of business on May 31, 2011. Each right entitles a stockholder to acquire at a stated purchase price, 1/100 of a share of Allied's preferred stock which carries voting and dividend rights similar to one share of its common stock. Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of Allied's common stock (or in certain circumstances, cash, property or other securities of Allied) at a price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder may elect to acquire one-half of the common stock available under the second option. The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Rights Plan. At the discretion of a majority of the Board and within a specified time period, Allied may redeem all of the rights at a price of $.01 per right. The Board may also amend any provisions of the Rights Plan prior to exercise.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

         The Compensation Committee of Allied consists of Messrs. Harry H. Warner, Ronald H. Griffith and J. R. Sculley. Mr. Griffith is Executive Vice President of MPRI, Inc. and General Peay previously served on the Board of Directors of MPRI, Inc. Mr. Sculley was formerly Chairman of the Board and President of Allied.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following information is furnished with respect to any person who is known to Allied to be the beneficial owner of more than five percent (5%) of its Common Stock and is based upon the most recent filings made by the undersigned with the Securities and Exchange Commission:

                  Name and Address of                 Amount and Nature of
Title of Class    Beneficial Owner                    Beneficial Ownership    Percent of Class/1/
--------------    --------------------                --------------------    -------------------

Common            Bricoleur Capital                   558,700                         10.6%
                  Management, LLC/2/                  Owned directly
                  12230 El Camino Rd, Ste. 100
                  San Diego, CA 92130

Common            FMR Corp./3/                        445,000                          8.4%
                  82 Devonshire Street                Owned directly
                  Boston, MA 02109

Common            Dimensional Fund                    356,100                          6.7%
                  Advisors, Inc./4/                   Owned directly
                  1299 Ocean Ave., 11/th/ Floor
                  Santa Monica, CA 90401

Common            Berno, Gambal & Barbee, Inc./5/     267,200                          5.0%
                  1100 North Glebe Road               Owned directly
                  Suite 1040
                  Arlington, Virginia  22201

___________________

/1/ Based upon 5,157,438 shares of common stock outstanding plus 138,000 shares which may be acquired within sixty (60) days pursuant to outstanding stock options.
/2/ Bricoleur Capital Management, LLC ("Bricoleur") filed an amended Schedule 13G with the SEC on February 14, 2002. This Schedule 13G states that Bricoleur beneficially owned 558,700 shares of Common Stock as of December 31, 2001.
/3/ FMR Corp, and its wholly-owned subsidiary, Fidelity Management & Research Company ("Fidelity"), Edward C. Johnson, 3rd and Abigail P. Johnson, jointly filed and amendment Schedule 13G with the SEC on February 13, 2002. This Schedule 13G states that Fidelity Low-Price Stock Fund owned 445,000 shares of Common Stock as of December 31, 2001.
/4/ Dimensional Fund Advisors, Inc. ("Demensional"), a registered investment advisor, filed an amended Schedule 13G with the SEC on February 12, 2002. This Schedule 13G states that Demensional is deemed to have beneficial ownership of 356,100 shares, all of which shares are owned by advisory clients of Demensional. Demensional disclaims beneficial ownership of all such shares.
/5/ Berno, Gambal and Barbee, Inc. ("BGB") filed a Schedule 13G with the SEC on February 13, 2002. The Schedule 13G states that BGB beneficially owns 267,200 shares of Common Stock as of December 31 2001.

         The following information is furnished as of March 1, 2002, with respect to the beneficial ownership by management of Allied's Common Stock:

                 Name and Address of           Amount and Nature of
Title of Class   Beneficial Owner              Beneficial Ownership       Percent of Class/1/
--------------   -----------------------       --------------------       -------------------
Common           J. H. Binford Peay, III       69,326/2/                            1.3%
                                               Owned directly

Common           Harry H. Warner               31,000/3/                              *
                                               Owned directly

Common           Clifford C. Christ            24,000                                 *
                                               Owned directly

Common           J. R. Sculley                 57,400/3/                            1.1%
                                               Owned directly

Common           Ronald H. Griffith            15,000/3/                              *
                                               Owned directly

Common           All executive officers and    241,954/4/                           4.6%
                 directors as a group (8)      Owned directly


         Allied is aware of no arrangement the operation of which may at a subsequent date result in a change in control of Allied.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Mr. Sculley's employment with the Company terminated in September, 1999. During 2001 and 2000, the Company paid Mr. Sculley approximately $100,000 and $194,000, respectively, in satisfaction of his post-employment severance entitlement. He is entitled to post-employment payments of $80,000 per year through 2005. Such amounts are subject to acceleration upon a change of control of the Company.



_________________________

/1/ Based upon 5,157,438 shares of common stock outstanding plus 138,000 shares which may be acquired within sixty (60) days pursuant to outstanding stock options.
/2/ Includes stock options for 46,500 shares which may be exercised within sixty (60) days.
/3/ Includes stock options for 13,000 shares which may be exercised within sixty (60) days.
/4/ Includes stock options for 117,500 shares which may be exercised within sixty (60) days.
/*/  Less than 1%

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K

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

(a)(1)   Financial Statements:
         --------------------
            Report of Independent Certified Public                        F-3
            Accountants

            Consolidated Balance Sheets at December 31,                   F-4
            2001 and 2000

            Consolidated Statements of Operations for                     F-6
            each of the three years in the period ended
            December 31, 2001

            Consolidated Statements of Stockholders'                      F-7
            Equity for each of the three years in the period ended December 31, 2001

            Consolidated Statements of Cash Flows                         F-8
            for each of the three years in the period ended December 31, 2001

            Notes to Consolidated Financial Statements                    F-10

(a)(2)   Financial Statement Schedules:
         -----------------------------
         The following financial statement schedules are included in Part IV of this report:

         (a)(2)(a) As of December 31, 2001 and 2000 and for the three years ended December 31, 2001:

         Schedule I - Condensed
         Financial Information of Allied                                   F-34

         Schedule II - Valuation
                       and Qualifying Accounts                             F-37

(a)(3)   Exhibits:
         --------

         Exhibit 3 - Certificate of Incorporation, as amended (Incorporated by reference from Form 10-K filed in March, 1992); Restated By-Laws (Incorporated by reference from Form 10-Q filed in July, 1999).

         Exhibit 10A - Employment agreement between Allied Research Corporation and J. H. Binford Peay, III (Incorporated by reference from Form 8-K filed in March, 2002 and Form 8-K filed in August, 2002.)

         Exhibit 10B - Employment agreement between Allied Research Corporation and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March, 2002 and Form 8-K filed in August, 2002.)

         Exhibit 10C - Employment agreement between Allied Research Corporation and Bruce W. Waddell (Incorporated by reference from Form 8-K filed in March, 2002 and Form 8-K filed in August, 2002.)

         Exhibit 10D - Employment agreement between Allied Research Corporation and Charles A. Hasper (Incorporated by reference from Form 8-K filed in August, 2002.)

         Exhibit 21 - List of Subsidiaries                                  E-3

         Exhibit 23 - Consent of Independent Certified Public Accountants   E-4

(b)      Reports on Form 8-K:
         -------------------

         No reports on Form 8-K were filed during the fourth quarter of 2001.

         Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         No annual report or proxy material has as yet been sent to Allied's stockholders, although it is expected that an annual report and proxy material will be furnished to Allied's stockholders subsequent to the filing of this Form 10-K.
                                       29

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Allied Research Corporation

                               By:  /s/ J. H. Binford Peay, III
                                    ------------------------------------
                                    J. H. Binford Peay, III,
                                    Chairman of the Board, President
                                    and Chief Executive Officer
Date: March 21, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

                               By:  /s/ John G. Meyer, Jr.
                                    -----------------------------------
                                    John G. Meyer, Jr.,
                                    Executive Vice President, Chief Operating
                                    Officer
Date: March 21, 2002


                               By:  /s/ Charles A. Hasper
                                    -----------------------------------
                                    Charles A. Hasper,
                                    Treasurer and Chief Financial Officer
Date: March 21, 2002

                                             **********


                                    /s/ J. R. Sculley
                                    ------------------------------------
                                    J. R. Sculley, Director
Date: March 21, 2002


                                    /s/ Clifford C. Christ
                                    ------------------------------------
                                    Clifford C. Christ, Director

Date: March 21, 2002

                           /s/ Harry H. Warner
                           --------------------------------------------
                           Harry H. Warner, Director

Date: March 21, 2002

                           /s/ Ronald H. Griffith
                           --------------------------------------------
                           Ronald H. Griffith, Director

Date: March 21, 2002

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                                December 31, 2001



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

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

--------------------------------------------------------------------------------


                                                                           Page

Report of Independent Certified Public Accountants                        F - 3


Consolidated Balance Sheets at December 31, 2001 and 2000                 F - 4


Consolidated Statements of Operations for each of the three years in
the period ended December 31, 2001                                        F - 6


Consolidated Statements of Stockholders' Equity for each of the three
years in the period ended December 31, 2001                               F - 7


Consolidated Statements of Cash Flows for each of the three years in
the period ended December 31, 2001                                        F - 8


Notes to Consolidated Financial Statements                                F - 10


Schedules as of and for the three years ended December 31, 2001

            Schedule I - Condensed Financial Information of Registrant    F - 34

            Schedule II - Valuation and Qualifying Accounts               F - 37

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors
Allied Research Corporation

We have audited the accompanying consolidated balance sheets of Allied Research Corporation and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Allied Research Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedules I and II for each of the three years in the period ended December 31, 2001. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Baltimore, Maryland
February 8, 2002

                           Allied Research Corporation

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

--------------------------------------------------------------------------------

                                     ASSETS

                                                                      2001            2000
                                                                   -----------     -----------
CURRENT ASSETS
   Cash and equivalents                                            $10,921,624     $ 7,570,358
   Restricted cash                                                   6,211,977       3,010,253
   Accounts and note receivable                                     19,655,881      18,661,105
   Costs and accrued earnings on uncompleted contracts              20,338,227      34,136,421
   Inventories                                                       6,190,410       5,910,906
   Prepaid and other current assets                                  2,902,891       2,996,142
                                                                   -----------     -----------

           Total current assets                                     66,221,010      72,285,185

PROPERTY, PLANT AND EQUIPMENT - AT COST
   Buildings and improvements                                       12,266,314      11,905,686
   Machinery and equipment                                          28,745,743      28,460,783
                                                                   -----------     -----------
                                                                    41,012,057      40,366,469
   Less accumulated depreciation                                    29,773,427      29,803,505
                                                                   -----------     -----------
                                                                    11,238,630      10,562,964
   Land                                                              1,060,074       1,112,356
                                                                   -----------     -----------
                                                                    12,298,704      11,675,320



OTHER ASSETS
   Intangibles, less accumulated amortization of
      $2,768,998 in 2001 and $2,538,365 in 2000                      7,144,427       3,251,404
   Deferred taxes                                                      935,035         285,313
   Other assets                                                        184,656         139,258
                                                                   -----------     -----------
                                                                     8,264,118       3,675,975
                                                                   -----------     -----------

                                                                   $86,783,832     $87,636,480
                                                                   ===========     ===========

       The accompanying notes are an intergal part of these consolidated financial statements.

                           Allied Research Corporation

                                  December 31,

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        2001           2000
                                                                    -------------   ------------
CURRENT LIABILITIES
   Notes payable                                                     $2,478,199    $ 3,699,100
   Current maturities of long-term debt                               1,255,090      1,079,053
   Accounts payable                                                  10,306,055     22,008,658
   Accrued liabilities                                                6,783,641      4,320,612
   Customer deposits                                                  2,052,973      5,777,112
   Income taxes                                                       2,149,795        502,332
                                                                    -------------  -------------

           Total current liabilities                                 25,025,753     37,386,867


LONG-TERM DEBT, less current maturities                               3,109,873      3,529,539


CONTINGENCIES AND COMMITMENTS                                                 -              -


STOCKHOLDERS' EQUITY
   Preferred stock, no par value; authorized, 1,000,000
      shares; none issued                                                     -              -
   Common stock, par value, $.10 per share; authorized
      10,000,000 shares; issued and outstanding, 5,129,179
      in 2001 and 4,812,464 in 2000                                     512,918        481,246
   Capital in excess of par value                                    17,273,168     13,689,053
   Retained earnings                                                 50,672,524     40,305,945
   Accumulated other comprehensive loss                              (9,810,404)    (7,756,170)
                                                                    -----------    -------------
                                                                     58,648,206     46,720,074
                                                                    -----------    -------------

                                                                    $86,783,832    $87,636,480
                                                                    ===========    =============

       The accompanying notes are an integral part of these consolidated financial statements.

                           Allied Research Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31,

--------------------------------------------------------------------------------

                                                                        2001              2000               1999
                                                                     -----------      ------------       -----------
Revenue                                                              $96,947,263      $107,742,815       $59,032,607

Cost and expenses
   Cost of sales                                                      63,253,073        79,974,464        50,863,772
   Selling and administrative                                         12,108,778        10,818,384        10,756,462
   Research and development                                            1,504,262         1,583,071         1,686,008
                                                                     -----------      ------------       -----------
                                                                      76,866,113        92,375,919        63,306,242
                                                                     -----------      ------------       -----------

           Operating income (loss)                                    20,081,150        15,366,896        (4,273,635)

Other income (deductions)
   Interest income                                                       644,093           654,504           835,496
   Interest expense                                                   (1,666,068)       (1,524,098)       (1,102,312)
   Other - net                                                          (315,592)          489,392           782,781
                                                                     -----------      ------------       -----------
                                                                      (1,337,567)         (380,202)          515,965
                                                                     -----------      ------------       -----------

           Earnings (loss) before discontinued
              operation and income taxes                              18,743,583        14,986,694        (3,757,670)

Income tax expense (benefit)                                           8,377,004         6,281,370          (475,803)
                                                                     -----------      ------------       -----------

           Earnings (loss) from continuing operations                 10,366,579         8,705,324        (3,281,867)

Discontinued operation - engineering and technical segment                    -            516,993          (746,414)
                                                                     -----------      ------------       -----------

           NET EARNINGS (LOSS)                                       $10,366,579      $  9,222,317       $(4,028,281)
                                                                     ===========     =============       ===========

Earnings (loss) per share
   Basic
      Continuing operations                                          $      2.11      $       1.79       $      (.68)
      Discontinued operation                                                  -                .11              (.16)
                                                                     -----------      ------------       -----------
           Net income (loss)                                         $      2.11      $       1.90       $      (.84)
                                                                     ===========      ============       ===========
   Diluted
      Continuing operations                                          $      2.10      $       1.79       $      (.68)
      Discontinued operation                                                  -                .11              (.16)
                                                                     -----------      ------------       -----------
           Net income (loss)                                         $      2.10      $       1.90       $      (.84)
                                                                     ===========      ============       ===========

Weighted average number of common shares:

   Basic                                                               4,905,114         4,844,267         4,818,857
                                                                     ===========      ============       ===========

   Diluted                                                             4,947,260         4,846,399         4,818,857
                                                                     ===========      ============       ===========

The accompaning notes are an integral part of these consolidated financial statements.

                           Allied Research Corporation

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2001, 2000 and 1999

--------------------------------------------------------------------------------

                                            Preferred         Common Stock                Capital
                                                       ----------------------------
                                            Stock, no                       $.10         in excess       Retained
                                            par value     Shares         par value     of par value      earnings
                                            ---------  ------------    ------------    ------------    ------------
Balance at January 1, 1999                   $      -      4,757,174    $    475,717    $ 13,391,099    $ 35,111,909
   Common stock awards                              -         66,048           6,605         440,597               -
   Employee stock purchase plan purchases           -         31,900           3,190         193,989               -
   Exercise stock options                           -          4,200             420          15,330               -
   Retirement of common stock                       -        (22,600)         (2,260)       (134,276)              -
   Comprehensive loss
      Net loss for the year                         -              -               -               -      (4,028,281)
      Currency translation adjustment               -              -               -               -               -
        Total comprehensive loss                    -              -               -               -               -
                                            ---------   ------------    ------------    ------------    ------------

Balance at December 31, 1999                        -      4,836,722         483,672      13,906,739      31,083,628
   Common stock awards                              -         17,000           1,700         139,550               -
   Employee stock purchase plan purchases           -         16,930           1,693         126,821               -
   Exercise stock options                           -         17,500           1,750         126,875               -
   Retirement of common stock                       -        (75,688)         (7,569)       (610,932)              -
   Comprehensive income
      Net earnings for the year                     -              -               -               -       9,222,317
      Currency translation adjustment               -              -               -               -               -
        Total comprehensive income                  -              -               -               -               -
                                            ---------   ------------    ------------    ------------    ------------

Balance at December 31, 2000                        -      4,812,464         481,246      13,689,053      40,305,945
   Common stock awards                              -         71,400           7,140         575,170               -
   Common stock issued                              -        184,777          18,478       2,428,522               -
   Employee stock purchase plan purchases           -         38,538           3,854         281,993               -
   Exercise stock options                           -         22,000           2,200         298,430               -
   Comprehensive income
      Net earnings for the year                     -              -               -               -      10,366,579
      Currency translation adjustment               -              -               -               -               -
        Total comprehensive income                  -              -               -               -               -
                                            ---------   ------------    ------------    ------------    ------------
Balance at December 31, 2001                 $      -      5,129,179    $    512,918    $ 17,273,168    $ 50,672,524
                                            =========   ============    ============    ============    ============
                                                Accumulated          Total

                                            other comprehensive   stockholders'
                                               income (loss)         equity
                                               -------------      ------------
Balance at January 1, 1999                  $    985,125          $ 49,963,850
   Common stock awards                                 -               447,202
   Employee stock purchase plan purchases              -               197,179
   Exercise stock options                              -                15,750
   Retirement of common stock                          -              (136,536)
   Comprehensive loss
      Net loss for the year                            -                     -
      Currency translation adjustment         (6,139,599)                    -
        Total comprehensive loss                       -           (10,167,880)
                                            ------------          ------------

Balance at December 31, 1999                  (5,154,474)           40,319,565
   Common stock awards                                 -               141,250
   Employee stock purchase plan purchases              -               128,514
   Exercise stock options                              -               128,625
   Retirement of common stock                          -              (618,501)
   Comprehensive income
      Net earnings for the year                        -                     -
      Currency translation adjustment         (2,601,696)                    -
        Total comprehensive income                     -             6,620,621
                                            ------------          ------------

Balance at December 31, 2000                  (7,756,170)           46,720,074
   Common stock awards                                 -               582,310
   Common stock issued                                 -             2,447,000
   Employee stock purchase plan purchases              -               285,847
   Exercise stock options                              -               300,630
   Comprehensive income
      Net earnings for the year                        -                     -
      Currency translation adjustment         (2,054,234)                    -
        Total comprehensive income                     -             8,312,345
                                            ------------          ------------
Balance at December 31, 2001                $ (9,810,404)         $ 58,648,206
                                            ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                           Allied Research Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31,

--------------------------------------------------------------------------------


                                                                        2001            2000           1999
                                                                    ------------    ------------   -------------
Cash flows from (used in) operating activities
   Net earnings (loss) for the year                                 $ 10,366,579    $  9,222,317   $  (4,028,281)
   Adjustments to reconcile net earnings (loss) to net
      cash from continuing operating activities
        Depreciation and amortization                                  2,224,844       2,194,654       2,136,214
        Gain on sale of subsidiary                                            -         (462,893)             -
        (Income) loss from discontinued operation                             -          (54,100)        746,414
        Gain on sale of fixed assets                                          -               -          (45,808)
        Deferred income taxes                                           (702,243)      2,390,672      (2,578,217)
        Provision for estimated losses on contracts                     (329,691)        539,504        (159,795)
        Common stock awards                                              582,310         141,250         447,202
        Changes in assets and liabilities
           Accounts receivable                                          (494,411)     (4,913,544)      9,190,965
           Cost and accrued earnings on
              uncompleted contracts                                   12,324,767     (20,925,251)      4,098,209
           Inventories                                                 1,002,068      (2,633,890)       (609,352)
           Prepaid expenses and other assets                             992,182      (1,485,542)      7,830,017
           Accounts payable and accrued liabilities                  (10,633,608)     10,640,553     (11,630,667)
           Customer deposits                                          (3,489,764)      5,283,474     (14,145,053)
           Income taxes                                                1,688,021         (81,649)       (634,944)
                                                                    -------------   ------------   -------------
                                                                       3,164,475      (9,366,762)     (5,354,815)
                                                                    -------------   ------------   -------------

                Net cash provided by (used in) continuing
                   operating activities                               13,531,054        (144,445)     (9,383,096)

Cash flows from (used in) investing activities
   Capital expenditures                                               (3,108,281)     (3,893,026)     (2,256,305)
   Proceeds from sale of discontinued operations                              -        2,822,495              -
   Proceeds from sale of fixed assets                                    129,848          42,911         519,866
   Acquisitions                                                         (556,181)             -         (924,680)
                                                                    ------------    ------------   -------------

                Net cash used in investing activities                 (3,534,614)     (1,027,620)     (2,661,119)

  The accompanying notes are an integral part of these consolidated financial statements.

                           Allied Research Corporation

                            Years ended December 31,

--------------------------------------------------------------------------------


                                                              2001          2000           1999
                                                          ------------   -----------   ------------
Cash flows from (used in) financing activities
   Net (decrease) increase in short-term borrowings         (1,058,481)    2,864,172      1,286,882
   Principal payments on long-term debt                     (3,883,738)   (1,082,419)      (982,207)
   Proceeds from issuance of long-term debt                  1,307,430     1,346,594        153,403
   Retirement of common stock                                        -      (618,501)      (136,536)
   Proceeds from stock purchases                               586,577       257,139        212,929
   Restricted cash and restricted deposits                  (3,201,724)    1,497,829      9,505,823
                                                          ------------   -----------   ------------

                Net cash (used in) provided by
                   financing activities                     (6,249,936)    4,264,814     10,040,294

Cash flows provided by discontinued operation                        -             -        493,258

Effects of exchange rates on cash                             (395,238)   (1,490,245)    (2,754,139)
                                                          ------------   -----------   ------------

                Net increase (decrease) in cash
                   and equivalents                           3,351,266     1,602,504     (4,264,802)

Cash and equivalents at beginning of year                    7,570,358     5,967,854     10,232,656
                                                          ------------   -----------   ------------

Cash and equivalents at end of year                       $ 10,921,624   $ 7,570,358   $  5,967,854
                                                          ============   ===========   ============



Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
   Cash paid during the year for

      Interest                                            $  1,691,880   $ 1,425,688   $  1,255,594
      Income taxes                                           6,939,330     6,072,626      1,719,500

Supplemental of Non-Cash Investing and Financing
------------------------------------------------
  Activities:
------------
      Non-cash consideration in connection with business
        acquisition                                       $  6,833,311   $         -   $          -

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

  Basis of Presentation
  ---------------------

  The consolidated financial statements of the Company include the accounts of Allied Research Corporation (Allied), a Delaware corporation, and its wholly-owned subsidiaries, ARC Europe, S.A. (ARC Europe), a Belgian company, Allied Research Corporation Limited (Limited), an inactive United Kingdom company, and News/Sports Microwave Rental, Inc. (NS Microwave), a California corporation, which was acquired in a purchase transaction on December 31, 2001. The operations of a former subsidiary, Barnes & Reinecke, Inc. (BRI), a Delaware corporation, are classified as discontinued operations.

  ARC Europe includes its wholly-owned subsidiaries Mecar S.A. (Mecar), Sedachim, S.I. (Sedachim) and VSK Electronics N.V. (the VSK Group). The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Tele Technique Generale, S.A., I.D.C.S., N.V., Belgian Automation Units, N.V. and Vigitec S.A. (Vigitec), which was acquired in a purchase transaction on December 14, 1999. Vigitec's results of operations for the period from December 14, 1999 to December 31, 1999 were not significant and Vigitec's operations were consolidated effective January 1, 2000.

  Significant intercompany transactions have been eliminated in consolidation.

  Continuing Business Operations and Segments
  -------------------------------------------

  During 2001, 80 percent of Allied's revenues was attributable to the development and production of ammunitions and weapons systems in Belgium with sales to customers in Asia, the Middle East, the United States and Europe, and 20 percent of the revenue is attributable to developing, manufacturing, distributing and servicing industrial security products in Belgium with industrial customers throughout Europe. Allied's operating subsidiaries are located in Belgium. On December 31, 2001, Allied purchased a domestic company, NS Microwave. NS Microwave is a manufacturer and distributor of specialty surveillance and video broadcast equipment and products. NS Microwave's operations will be consolidated effective January 1, 2002. A description of the current business segments and operations of Allied follows.

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

  Foreign Currency Translation
  ----------------------------

  The assets and liabilities of ARC Europe, Mecar, the VSK Group and Limited are translated into U.S. dollars at year-end exchange rates. Resulting translation gains and losses are accumulated in a separate component of stockholders' equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations.

  Revenue and Cost Recognition
  ----------------------------

  Revenues under fixed price contracts are recognized on the percentage-of-completion method measured by costs incurred to total estimated costs at completion. Provision for estimated losses and penalties on contracts are recorded when identified. Revenues under cost-plus-fixed-fee and time and material contracts are recognized on the basis of costs incurred during the period plus the fee earned. As contracts extend over one or more years, revisions in costs and earnings estimated during the course of the work are reflected in the accounting period in which the facts which require the revision become known.

  Costs and accrued profits on uncompleted direct and indirect fixed price contracts with foreign governments and direct and indirect U.S. Government foreign military sales contracts, which are billable upon completion, are carried as costs and accrued earnings on uncompleted contracts.

  Revenues from the sale of fire and security systems are recognized when the installation is completed, less a provision for anticipated service costs. Security system maintenance contract revenues are recognized over the term of the contract on a straight-line basis. Revenues from service work rendered are recorded when performed.

  In the normal course of the Company's business, it does not bill shipping and handling costs to customers. Shipping and handling costs are included in cost of sales.

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

  Intangibles
  -----------

  Intangibles represent goodwill and intangibles acquired in connection with businesses acquired and have been amortized to operations on a straight-line basis over twenty years. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators are current and forecasted profitability of the related business, cash flow and management estimates. There have been no adjustments to the carrying values of intangible assets resulting from these evaluations. Goodwill and intangibles acquired subsequent to June 30, 2001 have not been amortized.

  Derivative Financial Instruments
  --------------------------------

  Derivative financial instruments are utilized by the Company to hedge certain sales and purchase contracts. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

  The Company recognizes the fair value of hedge contracts to which it is a party on its balance sheet. Currency gains and losses on contracts designated as hedges of foreign currency commitments are deferred and recognized when the measurement of the related foreign currency transactions are recognized as a component of revenue or cost of sales in accordance with criteria established by SFAS No. 133 and SFAS No. 138.

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

  Earnings Per Common Share
  -------------------------

  Basic earnings (loss) per share amounts have been computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding options, calculated using the treasury stock method, unless they are anti-dilutive.

  Statement of Cash Flows
  -----------------------

  For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Reclassifications
  -----------------

  Certain items in the 2000 and 1999 financial statements have been reclassified to conform to the current presentation.

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

  ---------------------------------

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

  The Company's management has not completed its assessment of the impact of these statements, however, it does expect that a substantial portion of its intangible assets will no longer be amortized.

NOTE B - ACQUISITION

  On December 31, 2001, the Company acquired all of the common stock of News/Sports Microwave Rental, Inc. (NS Microwave) in a transaction accounted for as a purchase. This acquisition was undertaken to provide Allied with a strong position in a high-growth segment of the North America electronic security market.

  The assets acquired are summarized below:

         Current assets                           $2,919,000
         Property and equipment                      194,000
         Intangibles                               1,065,000
         Goodwill                                  3,211,000
                                                  ----------

             Assets acquired                      $7,389,000
                                                  ==========

  The purchase price included cash and expenses of approximately $556,000, shares of Allied Research Corporation common stock valued at $2,447,000, based on the market price of the shares, a note for $70,000 and the assumption of $4,316,000 of liabilities.

  The allocation of the purchase price will be finalized upon receipt of the final independent appraisal report. It is anticipated that approximately $760,000 of the purchase price is allocable to intangible assets, including patents, that will be amortized over a weighted average period of 7.7 years. The residual values of intangibles subject to amortization are not expected to be significant at this time. Intangibles not subject to amortization, including goodwill, are approximately $3,516,000.

  Goodwill arising from this transaction is related to security systems and service segment and is not deductible for tax purposes. The purchase price is subject to adjustment in the event adjustments are required or certain contractual provisions are breached.

  NS Microwave's 2001 revenues were approximately $6.2 million and it operated at a small loss, accordingly, pro forma results of operations have not been presented since they are not material to the Company's current operating results.

NOTE C - DISCONTINUED OPERATION

  On March 6, 2000, the Company sold the stock of BRI, the engineering and technical segment of its business. Summarized data relating to the discontinued operation of the engineering and technical segment for the years ended December 31, 2000 and 1999 are as follows:

                                                                                    2000             1999
                                                                                 ----------      -----------
                Results of operations
                   Revenue                                                       $1,492,501      $11,237,247
                   Income (loss) before taxes                                        72,494       (1,155,744)
                   Income taxes (benefit)                                            18,394         (409,330)
                   Net income (loss)                                                 54,100         (746,414)

                Net gain (loss) from discontinued operations
                    Gain on sale, net of taxes                                   $  462,893      $         -
                    Net income (loss)                                                54,100         (746,414)
                                                                                 ----------      -----------

                                                                                 $  516,993      $  (746,414)
                                                                                 ==========      ===========

NOTE D - RESTRICTED CASH

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

  Restricted cash of $6,211,977 and $3,010,253 included in current assets at December 31, 2001 and 2000, respectively, was restricted or pledged as collateral for these agreements and other obligations.

NOTE E - ACCOUNTS AND NOTE RECEIVABLE

  Accounts and note receivable at December 31 are comprised as follows:

                                                                                  2001            2000
                                                                                --------        ---------
      Direct and indirect receivables from foreign governments                  $10,198,834     $ 9,409,943
      Commercial and other receivables, less allowance for doubtful
         receivables of $106,601 in 2001 and $153,840 in 2000                     9,457,047       9,251,162
                                                                                -----------     ----------

                                                                                $19,655,881     $18,661,105
                                                                                ===========     ===========

  Included in commercial and other receivables at December 31, 2000 was a $900,000 note receivable bearing interest at 6.5% arising from the sale of BRI. The note was paid in full at maturity in September 2001.

NOTE F - PREPAID EXPENSES

  Advance payments on contracts in process in 2001 and 2000 of approximately $1,000,440 and $1,061,185, respectively, were included in prepaid expenses.

NOTE G - CREDIT FACILITY

  The Company is obligated under various credit agreements (the Agreements) with its foreign banks and its foreign banking syndicate that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% base on letters of credit and guarantees outstanding. These fees are charged to interest expense. As of December 31, 2001, guarantees and performance bonds of approximately $18 million remain outstanding.

  Advances under the Agreements are secured by restricted cash of approximately $6.2 million at December 31, 2001. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $24 million on Mecar's assets. Certain Agreements provide for restrictions on payments or transfers to Allied and Limited for management fees, intercompany loans, loan payments, the maintenance of certain net worth levels and other provisions.

  Mecar also had a line-of-credit for working capital of approximately $9.2 million at December 31, 2000, that was paid in full at maturity in February 2001.

NOTE H - ACCRUED LOSSES ON CONTRACTS

  The Company provided for accrued losses of $382,385 at December 31, 2001 in connection with the completion of certain contracts in progress. These contracts are scheduled to be completed in 2002. Accrued contract losses at December 2000 were $712,076. These amounts are included in accrued expenses.

NOTE I - LONG-TERM DEBT

 Long-term obligations as of December 31 consist of the following:

                                                         2001            2000
                                                     -----------     -----------

          Mortgage loan agreements                   $ 1,547,279     $ 2,098,458
          Other                                        2,817,684       2,510,134
                                                     -----------     -----------
                                                       4,364,963       4,608,592
          Less current maturities                      1,255,090       1,079,053
                                                     -----------     -----------

                                                     $ 3,109,873     $ 3,529,539
                                                     ===========     ===========
 Mortgage Loan Agreements
 ------------------------

 The Company entered into a mortgage loan agreement in 1986, which was amended in 1994, to partially finance the construction of Mecar's manufacturing and administration facilities in Belgium, that had a balance due of $1,251,912 at December 31, 2001. The loan matures in January, 2004. As amended, the loan is payable in annual principal installments of $550,000. The loan bears interest at rates ranging from 5.60% to 6.95% per year, is collateralized by a mortgage on the Company's real estate and includes a prepayment penalty. The Company is also obligated on several mortgages on the VSK Group's buildings which have a total balance due of $295,367 at December 31, 2001. The mortgages mature at various dates through 2005 in annual installments of approximately $39,000, plus interest at rates ranging from 3.9% to 4.5% per year.

 Other
 -----

 The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2006.

 Scheduled annual maturities of long-term obligations as of December 31, 2001 are as follows:

                           Year                  Amount
                           ----                  ------

                           2002              $ 1,255,090
                           2003                2,344,170
                           2004                  583,416
                           2005                   41,437
                           2006                   42,198

NOTE J - BENEFIT PLANS

 The Company instituted a simplified employee pension plan in 2000 for its domestic staff. Contributions to the plan in 2001 and 2000 were approximately $104,000 and $78,000, respectively.

 In June 1992, the Board of Directors adopted the Allied Research Corporate Outside Directors Retirement Plan. Future benefits under this plan were terminated during 2000. The net present value of benefits payable to currently eligible directors has been previously accrued and reflected as a charge to earnings.

 Under the terms of labor agreements at its Belgian subsidiaries, the Company contributes to certain governmental and labor organization employee benefit and retirement programs.

NOTE K - CONTINGENCIES AND COMMITMENTS

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

 The Company enters into foreign exchange contracts in the normal course of business primarily to hedge certain sales and purchase contracts. These contracts typically mature within twelve months, and forward exchange gains and losses are recognized upon final maturity or at the time the related foreign currency transaction is recognized. Contracts with a notional amount of $32 million were outstanding as of December 31, 2001 ($37.8 million at December 31, 2000).

 In connection with its commitment to provide management services to its subsidiaries, the Company has entered into consulting and employment agreements with certain management personnel for these subsidiaries. The Company has also entered into employment agreements and consulting agreements with certain domestic management personnel. Certain of these agreements provide for severance payments in the events of termination under certain conditions.

 In connection with the sale of BRI, the Company has agreed to indemnify the purchaser of BRI's stock in the event the purchaser suffers losses as a result of breaches of representations and warranties made by the Company in the sales agreement. The agreement to indemnify is subject to various conditions and limitations.

 The Company leases domestic office space and equipment under operating leases which expire at various dates through 2007. Certain leases also include escalation provisions for taxes and operating costs. The following is a schedule by year of base rentals due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2001:

                      Year                       Amount
                    ----------                   ------

                    2002                        $123,611
                    2003                         120,000
                    2004                         120,000
                    2005                         120,000
                    2006                         120,000
                    Thereafter                   120,000

 Total rental expense charged to operations approximated $136,000, $137,000 and $122,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

 The Company's domestic operations do not provide post employment benefits to its employees. Under Belgian labor provisions, the Company may be obligated for future severance costs for its employees. The Company has provided for known severance costs related to its workforce reductions. After giving effect to prior workforce reductions, current workloads, expected levels of future operations, severance policies and future severance costs, post employment benefits are not expected to be material to the Company's financial position.

NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

  At December 31, 2001 and 2000, the Company's financial instruments include cash, cash equivalents, receivables, accounts payable, borrowings, forward exchange contracts, guarantees and performance bonds. The face value of cash, cash equivalents, receivables and payables approximate their carrying values because of the short-term nature of the instruments. The estimated fair value of the other financial instruments and off-balance-sheet credit obligations are as follows:

                                                                    2001                           2000
                                                         ---------------------------      --------------------------
                                                          Carrying       Estimated         Carrying      Estimated
                                                            Amount       Fair Value          Amount      Fair Value
                                                         ----------     ------------      ----------    ------------
    Notes payable and long-term debt, including
      current maturities                                 $6,843,162      $ 6,843,162      $8,307,692     $ 8,307,692
    Foreign exchange contracts                              945,786          945,786               -      37,800,000
    Off-balance-sheet instruments
      Guarantees and performance bonds                            -       18,000,000               -      23,711,000
      Standby letters of credit                                   -          380,000               -         242,000

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

  . The fair value of notes payable and long-term debt is estimated based on approximate market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The Company believes the aggregate carrying value approximates fair value.

  . The fair value of foreign exchange contracts are based on quoted market prices for the same or similar instruments in 2001; the national covenant of the contracts in 2000 were used prior to the implementation of SFAS 133.

  . Estimated fair values for off-balance-sheet instruments, which include performance bonds and advance payment guarantees are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience.

NOTE M - DERIVATIVE FINANCIAL INSTRUMENTS

  In the first quarter of the current calendar year, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation.

  The Company designates its derivatives based upon the criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of accumulated other comprehensive income
  (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately.

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

  As of December 31, 2001 futures contracts designated as fair value hedges with a $32 million notional amount were outstanding and the fair value of these contracts was $945,786. The Company estimates the fair value of outstanding hedge contracts based on quotes obtained from the counterparties to the derivative contracts. The Company recognizes the fair value of hedge contracts that expire in less than one year as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities.

  The adoption of SFAS 133 did not have a material impact on the Company's operating results. Gains and losses from settlements of derivative contracts are reported as a component of other income. Net changes in the fair value of derivative contracts prior to settlement are also reported as a component of other income. There were no net gains or losses realized during the year ended December 31, 2001 from hedge ineffectiveness, from firm commitments that no longer qualifies as fair value hedges, nor were any amounts excluded from the assessment of hedge effectiveness.

  The Company's foreign exchange forward and option contracts expose the Company to credit risks to the extent that the counter parties may be unable to meet the terms of the agreement. The company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.

NOTE N - CAPITAL STOCK

  During 1998, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company's common stock. During 2000 and 1999, 75,688 and 22,600 shares were reacquired and retired, respectively. No shares were reacquired in 2001.

  The Company may grant stock options, appreciation rights, incentive options, performance shares and other awards to key executives, management, directors and employees under various plans at prices equal to or in excess of the market price at the date of the grant. The options for common shares generally are exercisable over a five to ten year period and expire ten years from the date of grant. At December 31, 2001, options to acquire 286,000 shares of the Company's common stock were outstanding and 478,492 shares were reserved for future issuance under the following plans:

  2001 Equity Incentive Plan
  --------------------------

  During 2001, the Board of Directors and shareholders approved and reserved 240,000 shares of common stock for awards to key employees of the Company and its subsidiaries. The plan authorized the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights, restricted stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. In 2001, options to acquire 135,496 shares were granted and 1,800 shares were also awarded under the plan. The plan expires in December 2010.

  1997 Incentive Stock Plan
  -------------------------

  During 1997, the Board of Directors and shareholders approved and reserved 225,000 shares of common stock for awards to key employees of the Company and its subsidiaries in the form of stock options and stock awards. The Plan is administered by the Compensation Committee of the Board of Directors, and employees of the Company and its subsidiaries who are deemed to be key employees by the Committee are eligible for awards under the Plan. At December 31, 2001, a total of 223,600 options and shares had been issued under the plan, including 98,104 and 10,000 shares in 2001 and 2000, respectively.

  1992 Allied Research Corporation Employee Stock Purchase Plan
  -------------------------------------------------------------

  During 1993, the Board of Directors and shareholders approved and reserved 525,000 shares for the plan. The plan is voluntary and substantially all full-time employees are eligible to participate through payroll deductions. The purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. The Plan is subject to certain restrictions and the Board may amend or terminate it at any time. During 2001, 2000 and 1999 - 38,538, 16,930 and 31,548 shares, respectively were issued under the Plan and $48,410, $21,822 and $29,570 was charged to operations, respectively. A total of 160,012 shares have been issued under the Plan.

  1988 Incentive Compensation Plan
  --------------------------------

  The Company reserved 410,900 shares of common stock for key employees of the Company and its subsidiaries. The plan permitted grants through 1998, authorized the Board to grant incentive stock options, non-statutory stock options, stock appreciation rights, stock awards, restricted stock, performance stock rights and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. As of December 31, 2001, all options granted have been exercised or expired.

  1984 Incentive Stock Option Plan
  --------------------------------

  The Company reserved 315,000 shares of common stock for key employees of the Company and its subsidiaries. The plan permitted option grants through March 31, 1994. In March 1994, the Company granted options to two officers and sixteen employees to purchase 217,500 shares at $8.25 per share. These options expire in 2004. At December 31, 2001, options for 20,500 shares remain outstanding.

  1993 Allied Research Corporation Outside Directors Compensation Plan
  --------------------------------------------------------------------

  During 1993, the Board of Directors and shareholders approved a plan whereby each director is entitled to receive a cash payment of $1,000 per month, and an annual grant of 1,000 shares of the Company's common stock while serving as a board member. The Company has reserved 52,400 shares of common stock for the plan which is subject to certain restrictions. The plan will terminate upon the earlier of issuance of all reserved common shares or December 31, 2003. In 2001, 2000 and 1999, the Company granted 4,000, 7,000 and 4,000 shares of common stock subject to the plan and charged $32,360, $52,500 and $24,500, respectively, to operations. To date a total of 43,000 shares were issued under the Plan.

  1991 Outside Directors Stock Option Plan
  ----------------------------------------

  During 1991, the Board of Directors and shareholders approved and reserved 208,000 shares of common stock for the plan. Through 1996, the Company granted options to purchase a total of 115,000 shares all of which have been exercised. During 2001 and 2000, the Company granted options to purchase a total of 26,000 shares and 39,000 shares, respectively, at $8.00 and $7.88 per share. This plan expired in 2001, therefore no further grants can be made. At December 31, 2001, options for 45,500 shares remained outstanding.

  Other
  -----

  Stock grants for 52,000 and 48,746 shares of the Company's common stock were made to various employees during 2001 and 1999, respectively. These shares were issued outside of any existing plan and their value of $416,000 and $487,460, respectively, was charged to operations.

  Preferred Share Purchase Rights Agreement
  -----------------------------------------

  The Board of Directors has adopted a new Preferred Stock Purchase Rights Agreement in 2001. The Agreement provides each stockholder of record a dividend distribution of one "right" for each outstanding share of common stock. Rights become exercisable the earlier of ten days following: (1) a public announcement that an acquiring person has purchased or has the right to acquire 15% or more of the Company's common stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 15% or more of the outstanding common stock. All rights held by an acquiring person or offeror expire on the announced acquisition date and all rights expire at the close of business on May 31, 2011.

  Each right under the Preferred Share Purchase Rights Agreement entitles a stockholder to acquire at a purchase price of $50, one-hundredth of a share of preferred stock which carries voting and dividend rights similar to one share of common stock. Alternatively, a right holder may elect to purchase for $50 an equivalent number of common shares (or in certain circumstances, cash, property or other securities of the Company) at a price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder may elect to acquire one-half of the common shares available under the second option. The purchase price and the preferred share fractional amount are subject to adjustment for certain events as described in the Agreement.

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

  The following table summarizes option activity:

                                                          2001                    2000                      1999
                                                 ----------------------   ---------------------     ---------------------
                                                             Weighted                 Weighted                  Weighted
                                                             Average                  Average                   Average
                                                             Exercise                 Exercise                  Exercise
                                                  Shares       Price       Shares       Price        Shares       Price
                                                 --------   -----------   --------   -----------    --------   ----------
    Options outstanding at beginning of year       62,000    $  7.83        50,750     $  7.72       127,350     $  7.49
    Options granted                               246,000       8.63        39,000        7.88             -           -
    Options exercised                             (22,000)      7.45       (17,500)       7.35        (4,200)       3.75
    Options forfeited                                   -          -             -           -       (56,000)       8.25
    Options expired                                     -          -       (10,250)       8.25       (16,400)       5.13
                                                 --------   -----------   --------   -----------    --------   ----------

    Options outstanding at end of year            286,000    $  8.54        62,000     $  7.83       5 0,750     $  7.72
                                                 ========   ===========   ========   ===========    ========   ==========

    Option price range at end of year            $   7.88                 $   3.75                  $   3.75
                                                      to                       to                        to
                                                 $   9.01                 $   8.25                  $   8.25

    Option price range for exercised shares      $   3.75                 $   3.75                  $   3.75
                                                      to                       to
                                                 $   8.00                 $   8.25

    Options exercisable at end of year            102,000                   62,000                    50,750

    Weighted-average fair value of options,
        granted during the year                  $   3.03                 $   3.57                         -

  The following table summarizes options outstanding at December 31, 2001:

                                                                                      Weighted Average
          Number                                           Weighted Average              Remaining
        Outstanding              Exercise Prices            Exercise Prices           Contractual Life
        -----------              ---------------            ---------------           ----------------
           45,000                 $7.88 to $8.00                 $7.93                      3.89
          200,500                 $8.25 to $8.63                 $8.29                      6.31
           40,000                 $9.01                          $9.01                      4.58

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted average assumptions used in the model were as follows.

                                                    2001       2000
                                                   ------     ------
            Risk free interest rate                 4.54%      6.46%
            Expected volatility rate               40.00%     60.00%
            Expected lives - years                     3          3
            Divided yield                              -          -

  There were no options granted in 1999.

  The following table presents the pro forma decrease in income or increase in loss that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

                                              2001         2000         1999
                                            --------     --------     --------


          Pro forma
             Net earnings decrease          $142,062     $85,459      $46,503
             Earnings per share decrease
               Basic                             .03         .02          .01
               Diluted                           .03         .02          .01

  The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

NOTE O - MAJOR CUSTOMERS

  The Company derives the majority of its revenues directly or indirectly from foreign governments (some of which are through the U.S. government via the Foreign Military Sales program), primarily on fixed price contracts. Direct and indirect sales to two agencies of The Kingdom of Saudi Arabia and Belgium accounted for approximately 47%, 30% and 1% of revenue in 2001, 54%, 23% and 4% of revenue in 2000 and 26%, 27% and 6% of revenue in 1999.

NOTE P - CONCENTRATIONS OF CREDIT RISK

  Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company's customer base. The Company generally receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers' financial condition. The Company's provision for doubtful accounts for 2001 and 2000 was not significant.

  The majority of ammunition sales are to or for the benefit of two agencies of The Kingdom of Saudi Arabia and other foreign governments. Mecar's ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, Mecar's business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 2001 and 2000, backlog orders, believed to be firm, from continuing operations, approximated $56.0 and $63.5 million, respectively.

  Amounts in foreign banks at December 31, 2001 and 2000 were approximately $14.4 million and $9.1 million, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company's financial position and results of operations since the Company has assets and operations in Belgium and sells its products on a worldwide basis.

NOTE Q - OTHER - NET

  Other income and (expense) included in the Company's consolidated statements of operations is comprised as follows:

                                                         2001         2000         1999
                                                      ----------   ----------   ----------
          Net currency transaction (losses) gains     $(436,612)   $ (42,183)    $ 664,042
          Miscellaneous - net                           121,020      531,575       118,739
                                                      ---------    ---------    ----------

                                                      $(315,592)   $ 489,392     $ 782,781
                                                      =========    =========    ==========

NOTE R - INCOME TAXES

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

  Earnings (loss) from continuing operations before income taxes is comprised as follows:

                                      2001            2000            1999
                                  ------------     -----------    ------------
          Domestic                $ (1,975,063)    $  (572,025)   $  (334,165)
          Foreign                   20,718,646      15,558,719     (3,423,505)
                                  ------------     -----------    -----------

                                  $ 18,743,583     $14,986,694    $(3,757,670)
                                  ============     ===========    ===========

  The Company's provision for income taxes is comprised as follows:

                                                              2001         2000          1999
                                                           -----------  -----------  -----------
          Currently (refundable) payable
            Domestic                                        $  158,644   $  (36,379)  $   448,206
            Foreign                                          8,920,896    3,677,622     1,436,918
                                                            ----------   ----------   -----------
                                                             9,079,540    3,641,243     1,885,124
          Deferred - net                                      (702,536)   2,640,127    (2,360,927)
                                                            ----------   ----------   -----------

              Total attributable to continuing operations    8,377,004    6,281,370      (475,803)

          Taxes related to discontinued operation                            18,394      (409,330)
                                                            ----------   ----------   -----------

              Total tax provision                           $8,377,004   $6,299,764   $  (885,133)
                                                            ==========   ==========   ===========

  The Company's provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company's provision are as follows:

                                                        2001         2000       1999
                                                       ------       ------     ------
          Taxes at statutory rate                      34.0%        34.0%      (34.0)%
          Foreign tax rate differential                 6.8          6.3        (5.8)
          Permanent differences                         2.8            -           -
          Amortization of intangibles                    .3          1.1        13.8
          Deemed dividend                                 -            -        11.2
          Other                                          .8         (0.9)       (3.2)
                                                       ----         ----       -----

                  Income taxes                         44.7%        40.5%      (18.0)%
                                                       ====         ====       =====

  In 1999, the Company recognized the tax benefits of Mecar's net operating loss in the fourth quarter, when it became likely that it would realize the benefits of such losses in future periods, as a result of new contract awards in the latter part of 1999. These benefits were partially offset by taxes related to an intercompany dividend.

  Foreign loss carryforwards of $6.6 million were utilized in 2000 for tax reporting purposes.

  Foreign tax credit carryforwards of approximately $374,000 were available at December 31, 2001, which expire at various dates through 2004.

  Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $46 million at December 31, 2001. Determination of the amount of unrecognized deferred tax liabilities attributable to these unremitted earnings is not practicable.

  Deferred taxes at December 31, 2001 and 2000 are comprised as follows:

                                                                          2001           2000
                                                                      -----------     ----------
      Current deferred tax asset
         Deferred compensation                                        $    64,032     $        -
         Net unrealized exchange loss                                     (11,540)             -
                                                                      -----------     ----------
                                                                           52,492              -
      Noncurrent deferred tax asset (liability)
         Foreign tax credit carryforwards                                 270,661        288,399
         Foreign and domestic net operating loss carryforwards            942,812              -
         Depreciation and amortization                                     21,069        207,871
         Deferred compensation                                                  -        199,588
         Deferred income                                                 (199,988)      (120,772)
         Valuation adjustments                                            171,142              -
         Other                                                                  -         (1,374)
                                                                      -----------     ----------

              Noncurrent deferred tax asset                             1,205,696        573,712

      Valuation allowance                                                (270,661)      (288,399)
                                                                      -----------     ----------

              Total deferred tax asset before valuation allowance         935,035        285,313
                                                                      -----------     ----------

              Net deferred tax asset                                  $   987,527     $  285,313
                                                                      ===========     ==========

  Deferred tax components are included in the following balance sheet accounts:

                                                                          2001           2000
                                                                      -----------     ----------
      Prepaid expenses and other current assets                       $    52,492     $        -
      Noncurrent deferred tax asset                                       935,035        285,313
                                                                      -----------     ----------

                                                                      $   987,527     $  285,313
                                                                      ===========     ==========

NOTE S - EARNINGS PER COMMON SHARE

  The average outstanding shares and dilutive stock options used in the basic and diluted earnings per share (EPS) computations are as follows:

                                       2001                           2000                               1999
                             ----------------------- ------------------------------------ -------------------------------------
                             Income from              Loss from                           Income from
                             continuing               continuing Discontinued             continuing   Discontinued
                             operations   Net income  operation   operation    Net loss   operations    operation    Net income
                             -----------  ----------  ---------- ------------  ---------- -----------  ------------  ----------
     Basic EPS
       Weighted average
         number of common
         shares outstanding    4,905,114   4,905,114   4,844,267    4,844,267   4,844,267   4,818,857     4,818,857   4,818,857
                             ===========  ==========  ========== ============  ========== ===========  ============  ==========

     Diluted EPS
       Weighted average
         number of common
         shares outstanding    4,905,114   4,905,114   4,844,267    4,844,267   4,844,267   4,818,857     4,818,857   4,818,857
       Effect of dilutive
         securities - stock
         options                  42,147      42,147       2,132        2,132       2,132          -             -           -
                             -----------  ----------  ---------- ------------  ---------- -----------  ------------  ----------

       Adjusted weighted
         average number of
         common shares
         outstanding           4,947,260   4,947,260   4,846,399    4,846,399   4,846,399   4,818,857     4,818,857   4,818,857
                             ===========  ==========  ========== ============  ========== ===========  ============  ==========

  The incremental shares from assumed conversions of options, totaling 20,500 and 44,750 in 2000 and 1999, respectively, are not included in computing the diluted per share amounts, since inclusion of such shares would be anti-dilutive.

NOTE T - GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

  The Company currently operates in two principal segments: Product sales (Mecar), and Security Systems and Services (The VSK Group). Product sales includes the production of ammunitions, weapons systems and ordnance products systems integration. Security Systems and Services includes sales and services to industrial and institutional customers of protection, fire and access control systems and services and the assets of NS Microwave acquired on December 31, 2001. Corporate costs are allocated to each segment's operations monthly and are included in the measure of each segments profit or loss. Corporate and Other includes unallocated corporate costs and Limited's costs.

  The Company's foreign operations are conducted by Mecar and the VSK Group.

                                              2001           2000          1999
                                          ------------  -------------  -------------
Revenues from external customers, from
  continuing operations
    Product Sales                         $ 77,071,290  $  87,610,826  $  38,575,416
    Security Systems and Service            19,875,973     20,131,989     20,457,191
                                          ------------  -------------  -------------

                                          $ 96,947,263  $ 107,742,815  $  59,032,607
                                          ============  =============  =============

Interest expense
  Product Sales                           $  1,574,002  $   1,411,723  $     795,630
  Security Systems and Service                  91,911        112,184        130,535
  Corporate and Other                              155            191        176,147
                                          ------------  -------------  -------------

                                          $  1,666,068  $   1,524,098  $   1,102,312
                                          ============  =============  =============

Interest income
  Product Sales                           $    321,853  $     283,745  $     471,925
  Security Systems and Service                 184,742        130,196        104,787
  Corporate and Other                          137,498        240,563        258,784
                                          ------------  -------------  -------------

                                          $    644,093  $     654,504  $     835,496
                                          ============  =============  =============

Income tax expense (benefit)
  Product Sales                           $  7,347,311  $   5,180,113  $  (2,447,046)
  Security Systems and Service               1,431,554      1,270,993      1,645,356
  Corporate and Other                         (401,861)      (169,736)       325,887
                                          ------------  -------------  -------------

                                          $  8,377,004  $   6,281,370  $    (475,803)
                                          ============  =============  =============

Depreciation and amortization
  Product Sales                           $  1,297,356  $   1,449,062  $   1,520,183
  Security Systems and Service                 912,879        732,928        611,482
  Corporate and Other                           14,609         12,664          4,549
                                          ------------  -------------  -------------

                                          $  2,224,844  $   2,194,654  $   2,136,214
                                          ============  =============  =============

Segment profit (loss), from continuing
  operations before taxes
    Product Sales                         $ 17,378,954  $  12,703,260  $  (7,743,149)
    Security Systems and Service             3,497,515      2,855,459      4,172,136
    Corporate and Other                     (2,132,886)      (572,025)      (186,657)
                                          ------------  -------------  -------------

                                          $ 18,743,583  $  14,986,694  $  (3,757,670)
                                          ============  =============  =============

                                        2001           2000           1999
                                     -----------    -----------    -----------
Segment assets
  Product Sales                      $59,264,836    $68,125,248    $40,499,173
  Security Systems and Service        25,797,810     16,458,039     13,116,269
  Corporate and Other/(1)/             1,721,186      3,053,193      2,316,845
                                     -----------    -----------    -----------

      Total reportable segments       86,783,832     87,636,480     55,932,287

  Discontinued operations                      -              -      4,198,644
                                     -----------    -----------    -----------

                                     $86,783,832    $87,636,480    $60,130,931
                                     ===========    ===========    ===========

Expenditure for segment assets
  Product Sales                       $2,170,480    $ 2,840,971    $ 1,685,305
  Security Systems and Service           937,801      1,013,477        571,000
  Corporate and Other                          -         38,578              -
                                     -----------    -----------    -----------

                                     $ 3,108,281    $ 3,893,026    $ 2,256,305
                                     ===========    ===========    ===========

           /(1)/ Net of intersegment receivables.

The following geographic area data includes trade revenues based on customer location and assets based on physical location.

                                             Geographic Segment Data
                                        2001           2000           1999
                                     -----------    ------------   -----------
Revenues from external customers
  Saudi Arabia                       $57,111,737    $ 45,688,844   $19,864,608
  United States/(1)/                   1,548,402      25,726,688    13,632,279
  Belgium                             15,117,143      19,771,275    18,272,388
  Canada/(1)/                         15,522,751      11,320,304             -
  France                               3,467,574       3,069,015     4,116,046
  Other foreign countries              4,179,656       2,166,689     3,147,286
                                     -----------    ------------   -----------

                                     $96,947,263    $107,742,815   $59,032,607
                                     ===========    ============   ===========

           /(1)/ Foreign military sales for the benefit of Saudi Arabia.

                                                                Geographic Segment Data
                                                         2001             2000              1999
                                                     -----------      -----------       -----------
Segment assets
  Belgium                                            $74,528,030      $84,583,288       $53,615,442
  United Kingdom                                           3,411          185,326           256,652
  United States /(1)/                                 12,252,391        2,867,866         2,060,193
                                                     -----------      -----------       -----------

      Total reportable segments                       86,783,832       87,636,480        55,932,287

  Discontinued operation                                      -                -          4,198,644
                                                     -----------      -----------       -----------

                                                     $86,783,832      $87,636,480       $60,130,931
                                                     ===========      ===========       ===========

        /(1)/ Net of intersegment receivables and investments.

                                                         2001              2000            1999
                                                     -----------      -----------       -----------
Property and equipment
  Belgium                                            $12,067,047      $11,623,114       $10,234,423
  United States                                          231,657           52,206            27,293
                                                     -----------      -----------       -----------

                                                     $12,298,704      $11,675,320       $10,261,716
                                                     ===========      ===========       ===========

NOTE U - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                 (Amounts in thousands, except per share data)
                                                            First     Second        Third      Fourth         Total
             2001                                          Quarter    Quarter      Quarter     Quarter       For Year
---------------------------------------------              -------    -------      -------     -------       --------
Revenue                                                    $17,010     $25,837      $26,847     $27,253       $96,947
Gross profit                                                 4,988       7,410       10,043      11,253        33,694
Earnings from continuing operations                          1,143       2,022        3,203       3,999        10,367
Net earnings                                                 1,143       2,022        3,203       3,999        10,367

Per share data:
  Basic
    Continuing operations                                  $   .23     $   .41      $   .65     $   .82       $  2.11
                                                           =======     =======      =======     =======       =======
  Diluted
    Continuing operations                                  $   .23     $   .41      $   .65     $   .81       $  2.10
                                                           =======     =======      =======     =======       =======

                          Allied Research Corporation

--------------------------------------------------------------------------------

NOTE U - QUARTERLY FINANCIAL DATA (UNAUDITED) - Continued

                                                              (Amounts in thousands, except per share data)
                                                            First     Second      Third     Fourth      Total
                2000                                       Quarter    Quarter    Quarter    Quarter    For Year
--------------------------------------                     -------    -------    -------    -------    --------
Revenue                                                    $23,474    $28,548    $25,308    $30,413    $107,743
Gross profit                                                 4,517      4,920      8,128     10,203      27,768
Earnings from continuing operations                            967      1,448      3,120      3,170       8,705
Discontinued operation                                         485         32          -          -         517
Net earnings                                                 1,452      1,480      3,120      3,170       9,222

Per share data:
  Basic
    Continuing operations                                  $   .20    $   .30    $   .64    $   .66    $   1.79
    Discontinued operation                                     .10        .01          -          -         .11
                                                           -------    -------    -------    -------    --------

        Net income                                         $   .30    $   .31    $   .64    $   .66    $   1.90
                                                           =======    =======    =======    =======    ========

  Diluted
    Continuing operations                                  $   .20    $   .30    $   .64    $   .66    $   1.79
    Discontinued operation                                     .10        .01          -          -         .11
                                                           -------    -------    -------    -------    --------

        Net income                                         $   .30    $   .31    $   .64    $   .66    $   1.90
                                                           =======    =======    =======    =======    ========

                                    SCHEDULES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           Allied Research Corporation
                                (Parent Company)

                                 BALANCE SHEETS

                                  December 31,

--------------------------------------------------------------------------------

                                                           2001            2000
                                                       ------------    ------------
                        ASSETS

Cash and equivalents                                   $  2,723,143    $  1,527,064
Investment in subsidiaries                               53,922,437      41,118,859
Due from subsidiaries                                     2,310,523       3,868,732
Deferred tax asset                                          995,303         274,258
Deposits and other                                          326,517       1,185,811
                                                       ------------    ------------

        Total assets                                   $ 60,277,923    $ 47,974,724
                                                       ============    ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable and accrued liabilities            $  1,509,717    $  1,254,650
   Income taxes payable                                     120,000               -
                                                       ------------    ------------

        Total liabilities                                 1,629,717       1,254,650

STOCKHOLDERS' EQUITY
   Common stock                                             512,918         481,246
   Capital in excess of par value                        17,273,168      13,689,053
   Retained earnings                                     50,672,524      40,305,945
   Accumulated other comprehensive loss                  (9,810,404)     (7,756,170)
                                                       ------------    ------------
                                                         58,648,206      46,720,074
                                                       ------------    ------------

                                                       $ 60,277,923    $ 47,974,724
                                                       ============    ============

                           Allied Research Corporation
                                (Parent Company)

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,

--------------------------------------------------------------------------------

                                                             2001            2000            1999
                                                         ------------    ------------    ------------
Income
   Intercompany management fees                          $  2,870,627    $  2,867,912    $  2,967,432
   Dividend from subsidiary                                         -               -      10,456,160
   Other - net                                                491,258         876,091         645,250
                                                         ------------    ------------    ------------
                                                            3,361,885       3,744,003      14,068,842

Costs and expenses
   Administrative and other                                 5,336,948       3,853,136       3,946,847
                                                         ------------    ------------    ------------

        (Loss) earnings before equity in operations of
         subsidiaries                                      (1,975,063)       (109,133)     10,121,995

Equity in operations of subsidiaries, less dividends
  received of $10,456,160 in 1999                          11,779,241       9,161,714     (13,824,389)
                                                         ------------    ------------    ------------

        Earnings (loss) before income taxes                 9,804,178       9,052,581      (3,702,394)

Income taxes (benefit)                                       (562,401)       (169,736)        325,887
                                                         ------------    ------------    ------------

        NET EARNINGS (LOSS)                              $ 10,366,579    $  9,222,317    $ (4,028,281)
                                                         ============    ============    ============

        Earnings (loss) per common share
         Basic                                           $       2.11    $       1.90    $       (.84)
                                                         ============    ============    ============

         Diluted                                         $       2.10    $       1.90    $       (.84)
                                                         ============    ============    ============

                           Allied Research Corporation
                                (Parent Company)

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

--------------------------------------------------------------------------------

                                                                             2001            2000            1999
                                                                         ------------    ------------    ------------
Cash flows from (used in) operating activities
   Net earnings (loss) for the year                                      $ 10,366,579    $  9,222,317    $ (4,028,281)
   Adjustments to reconcile net (loss) earnings to net cash
      from (used in) operating activities
        Equity in operations of subsidiaries                              (11,779,241)     (9,161,714)      3,368,229
        Dividend from subsidiary                                                    -               -      10,456,160
        Depreciation and amortization                                          14,609          13,663           4,549
        Deferred income taxes                                                (721,045)       (133,357)       (122,700)
        Common stock awards and grants                                        582,310         141,250         447,202
        Changes in assets and liabilities
           Other assets                                                       844,685        (912,363)         31,923
           Due to subsidiaries                                              1,552,209      (2,595,188)     (9,548,529)
           Accounts payable and accrued liabilities                           185,577         830,621        (515,170)
           Income taxes                                                       120,000         (81,649)       (244,748)
                                                                         ------------    ------------    ------------
                                                                           (9,200,896)    (11,898,737)      3,876,916
                                                                         ------------    ------------    ------------

              Net cash provided by (used in) operating activities           1,165,683      (2,676,420)       (151,365)

Cash flows from investing activities
   Capital expenditures                                                             -         (38,578)              -
   Proceeds from sale of subsidiary                                                 -       2,822,495               -
   Acquisition                                                               (556,181)              -               -
                                                                         ------------    ------------    ------------

           Net cash (used in) provided by investing activities               (556,181)      2,783,917               -

Cash flows from financing activities
   Proceeds from employee stock purchase plan shares                          586,577         257,139         212,929
   Retirement of common stock                                                       -        (618,501)       (136,536)
                                                                         ------------    ------------    ------------

              Net cash provided by (used in) financing activities             586,577        (361,362)         76,393
                                                                         ------------    ------------    ------------

              Net increase (decrease) in cash and equivalents               1,196,079        (253,865)        (74,972)

Cash and equivalents at beginning of year                                   1,527,064       1,780,929       1,855,901
                                                                         ------------    ------------    ------------

Cash and equivalents at end of year                                      $  2,723,143    $  1,527,064    $  1,780,929
                                                                         ============    ============    ============

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------
   Cash paid during the year for:
      Income taxes                                                       $     44,367    $     70,123    $     68,154
      Interest                                                                    155             191         221,973

Supplemental of Non-Cash Investing and Financing Activities:
-----------------------------------------------------------
   Non-cash dividend from subsidiary                                     $          -    $          -    $ 10,456,160
   Non-cash consideration in connection with business acquisition
                                                                            6,833,311               -               -

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           Allied Research Corporation

                        Valuation and Qualifying Accounts

                  Years ended December 31, 2001, 2000 and 1999
                  --------------------------------------------

---------------------------------------------------------------------------------------------------

                                                     Additions
                                              ------------------------
                                 Balance at   Charged to     Charged                    Balance
                                  beginning    costs and    to other                   at end of
Description                      of period      expenses    accounts   Deductions        period
-----------                     ------------  -----------  ----------  -----------     ----------

Year ended December 31, 2001
----------------------------
  Estimated losses on
    contracts                    $   712,076  $  382,385   $       -  $   712,076/(1)/ $    382,385
                                 ===========  ==========   =========  ===========      ============

  Allowance for doubtful
    receivables                  $   153,840  $        -   $       -  $    47,239/(2)/ $    106,601
                                 ===========  ==========   =========  ===========      ============

  Valuation allowances on
    deferred tax assets          $   288,399  $        -   $       -  $    17,738      $    270,661
                                 ===========  ==========   =========  ===========      ============


Year ended December 31, 2000
----------------------------

  Estimated losses on
    contracts                    $   172,572  $  712,076   $       -  $   172,572/(1)/ $    712,076
                                 ===========  ==========   =========  ===========      ============

  Allowance for doubtful
    receivables                  $   168,682  $        -   $       -  $    14,842/(2)/ $    153,840
                                 ===========  ==========   =========  ===========      ============

  Valuation allowances on
    deferred tax assets          $ 1,379,239  $        -   $       -  $ 1,090,840/(3)/ $    288,399
                                 ===========  ==========   =========  ===========      ============


Year ended December 31, 1999
----------------------------

  Estimated losses on
    contracts                    $   175,470  $  172,572   $       -  $   175,470/(1)/ $    172,572
                                 ===========  ==========   =========  ===========      ============

  Allowance for doubtful
    receivables                  $   213,362  $        -   $       -  $    44,680/(2)/ $    168,682
                                 ===========  ==========   =========  ===========      ============

  Valuation allowances on
    deferred tax assets          $   498,365  $  880,874   $       -  $        -       $  1,379,239
                                 ===========  ==========   =========  ===-=======      ============

    /(1)/ Represents amount of reserve relieved through completion of contracts.

    /(2)/ Represents write-off of receivables.

    /(3)/ Reductions in deferred tax valuation allowance requirements in 2000.

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