Form 10-Q
period 2002-03-31
ALLIED RESEARCH CORP
filed 2002-05-01
CIK 3952

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

Mark one

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) of the Securities Exchange Act of 1934

For the period ended                                          March 31, 2002
                                                              --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________________ to _____________________

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

                  Yes    X          No
                       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 5,168,483

                           ALLIED RESEARCH CORPORATION

                                      INDEX

--------------------------------------------------------------------------------

                                                                                                             PAGE
PART I.      FINANCIAL INFORMATION - UNAUDITED                                                              NUMBER
    Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets

                  March 31, 2002 and December 31, 2001 ...................................................       2


             Condensed Consolidated Statements of Earnings

                  Three months ended March 31, 2002 and 2001 .............................................       3


             Condensed Consolidated Statements of Cash Flows

                  Three months ended March 31, 2002 and 2001 .............................................       4


             Notes to Condensed Consolidated Financial Statements ........................................       5


    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .......      10


    Item 3.  Quantitative and Qualitative Market Risk Disclosure .........................................      15


PART II.     OTHER INFORMATION ...........................................................................      16

                           Allied Research Corporation

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             (Thousands of Dollars)

                                   (Unaudited)

---------------------------------------------------------------------------------------------------------------------

                                 ASSETS                                           March 31, 2002    December 31, 2001
                                                                                  --------------    -----------------
CURRENT ASSETS
    Cash and equivalents                                                            $ 11,220             $10,922
    Restricted cash                                                                    9,926               6,212
    Accounts and note receivable                                                      19,790              19,656
    Costs and accrued earnings on uncompleted contracts                               14,665              20,338
    Inventories                                                                        8,067               6,190
    Prepaid and other current assets                                                   2,256               2,903
                                                                                    --------             -------

           Total current assets                                                       65,924              66,221

PROPERTY, PLANT AND EQUIPMENT - net of accumulated depreciation                       12,049              12,299

OTHER ASSETS
    Intangibles, net of accumulated amortization                                       7,028               7,144
    Deferred taxes                                                                       888                 935
    Other assets                                                                         129                 185
                                                                                    --------             -------
                                                                                       8,045               8,264
                                                                                    --------             -------

                                                                                    $ 86,018             $86,784
                                                                                    ========             =======


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                                                   $      -             $ 2,478
    Current maturities of long-term debt                                               1,465               1,255
    Accounts payable                                                                   7,359              10,306
    Accrued liabilities                                                                4,981               6,784
    Customer deposits                                                                  8,354               2,052
    Income taxes                                                                       1,487               2,149
                                                                                    --------             -------

           Total current liabilities                                                  23,646              25,026

LONG-TERM DEBT, less current maturities                                                2,398               3,110

CONTINGENCIES AND COMMITMENTS                                                              -                   -

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; authorized, 1,000,000 shares; none issued               -                   -
    Common stock, par value, $.10 per share; authorized 10,000,000 shares;
        issued and outstanding, 5,168,483 in 2002 and 5,128,179 in 2001                  517                 513
    Capital in excess of par value                                                    17,869              17,273
    Retained earnings                                                                 51,845              50,672
    Accumulated other comprehensive loss                                             (10,257)             (9,810)
                                                                                    --------             -------
                                                                                      59,974              58,648
                                                                                    --------             -------

                                                                                    $ 86,018             $86,784
                                                                                    ========             =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Allied Research Corporation

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                             (Thousands of Dollars)

                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------------

                                                                                      Three months ended March 31
                                                                                      ---------------------------
                                                                                        2002               2001
                                                                                      --------           --------
Revenue                                                                               $ 16,928           $ 17,010

Cost and expenses
   Cost of sales                                                                        11,698             12,022
   Selling and administrative                                                            2,555              2,702
   Research and development                                                                532                453
                                                                                      --------           --------

           Operating  income                                                             2,143              1,833

Other income (deductions)
   Interest income                                                                          80                135
   Interest expense                                                                       (211)              (395)
   Other                                                                                    78                441
                                                                                      --------           --------
                                                                                           (53)               181
                                                                                      --------           --------

           Earnings before income taxes                                                  2,090              2,014

Income tax expense                                                                         917                871
                                                                                      --------           --------

           NET EARNINGS                                                               $  1,173           $  1,143
                                                                                      ========           ========

Earnings per share
   Basic                                                                                $  .23             $  .23
   Diluted                                                                              $  .23             $  .23

Weighted average number of common shares:

   Basic                                                                             5,147,712          4,870,515

   Diluted                                                                           5,185,740          4,871,773

The accompanying notes are an integral part of these condensed consolidated financial statements.

                           Allied Research Corporation

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------------------------------------------

                                                                                         Three months ended March 31
                                                                                         ---------------------------
Increase (decrease) in cash and equivalents                                                2002               2001
                                                                                         --------            -------

Cash flows from operating activities
   Net earnings                                                                          $  1,173            $ 1,143
   Adjustments to reconcile net earnings to net cash provided by (used in)
      operating activities
        Depreciation and amortization                                                         435                417
        Common stock award                                                                    468                533
        Changes in assets and liabilities
           Accounts receivable                                                               (290)               776
           Costs and accrued earnings on uncompleted contracts                              5,449                116
           Inventories                                                                     (1,981)            (2,117)
           Prepaid expenses and other assets                                                 (266)              (127)
           Accounts payable, accrued liabilities and customer deposits                      3,003             (2,275)
           Income taxes                                                                      (352)               -
                                                                                         --------

              Net cash provided by (used in) operating activities                           7,639             (1,534)

Cash flows (used in) investing activities

   Capital expenditures                                                                      (380)            (1,036)
   Proceeds from sale of fixed assets                                                           -                156
                                                                                         ---------           -------

              Net cash (used in) investing activities                                        (380)              (880)

Cash flows from financing activities

   Proceeds from long-term debt                                                               -                  372
   Principal payments on long-term debt                                                      (930)              (738)
   Net (decrease) increase in short-term borrowings                                        (2,217)               846
   Proceeds from employee stock purchases                                                      70                185
   Options exercised                                                                           62                -
   Restricted cash                                                                         (3,714)              (690)
                                                                                         --------            -------

              Net cash (used in) financing activities                                      (6,729)               (25)
                                                                                         --------            -------

              Net increase (decrease) in cash from operations                                 530             (2,439)

   Effects of exchange rate changes on cash                                                  (232)              (100)
                                                                                         --------            -------

              NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            298             (2,539)

Cash and equivalents at beginning of period                                                10,922              7,570
                                                                                         --------            -------

Cash and equivalents at end of period                                                    $ 11,220            $ 5,031
                                                                                         ========            =======

Supplemental Disclosures of Cash Flow Information
-------------------------------------------------
  Cash paid during the period for:
      Interest                                                                           $     75            $   287
      Taxes                                                                                   255                359

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

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

   The condensed consolidated balance sheets as of March 31, 2002 and December 31, 2001, the condensed consolidated statements of earnings and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow as of and for the three months ended March 31, 2002 and 2001 have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles generally accepted by the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

   The condensed consolidated financial statements include the accounts of Allied Research Corporation (a Delaware corporation) and its wholly-owned subsidiaries, ARC Europe, S.A. (ARC Europe), a Belgian company, News/Sports Microwave Rental, Inc., a California corporation (Microwave), and Allied Research Corporation Limited (Limited), a United Kingdom company (which is inactive).

   ARC Europe includes its wholly-owned subsidiaries Mecar S.A. (Mecar), Sedachim. S.I. and the VSK Electronical N.V. (the VSK Group). The VSK Group is comprised of VSK Electronics N.V. (VSK) and its wholly-owned subsidiaries, Tele Technique Generale, S.A., I.D.C.S., N.V. Belgian Automation Units, N.V. and Vigitec S.A.

   The Company operates in two (2) principal segments - Mecar's development and production of ammunition and weapon systems (Ammunition) and the manufacture, distribution and service of industrial security products conducted by the VSK Group and Microwave (Security).

   Significant intercompany transactions have been eliminated in consolidation.

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

   In the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards) No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation.

                           Allied Research Corporation

                                 March 31, 2002

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

   As of March 31, 2002, futures contracts designated as fair value hedges with a $108 million notional amount were outstanding and the fair value of these contracts was $273.

   The Company estimates the fair value of outstanding hedge contracts based on quotes obtained from the counterparties to the derivative contracts. The Company recognizes the fair value of hedge contracts that expire in less than one year as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities.

   The adoption of SFAS 133 did not have a material impact on the Company's operating results. Gains and losses from settlements of derivative contracts are reported as a component of other income. Net changes in the fair value of derivative contracts before settlement are also reported as a component of other income. There were no net gains or losses realized during the three months ended March 31, 2002 from hedge ineffectiveness, from firm commitments that no longer qualifies as fair value hedges, nor were any amounts excluded from the assessment of hedge effectiveness.

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

                           Allied Research Corporation

                                 March 31, 2002

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 4 - RESTRICTED CASH - Continued

   Restricted cash of $9,926 and $6,212 included in current assets at March 31, 2002 and December 31, 2001, respectively, was restricted or pledged as collateral for these agreements and other obligations.

NOTE 5 - ACQUISITION

   On December 31, 2001, the Company acquired all the common stock of Microwave. Included in the first quarter of operations for March 31, 2002 are the operations of this acquisition.

NOTE 6 - INVENTORIES

   Inventories are composed of raw materials and supplies.

NOTE 7 - CREDIT FACILITY

   Mecar is obligated under a new agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts as well as a line-of-credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of letters of credit and guarantees outstanding. These fees are charged to interest expense. As of March 31, 2002 and December 31, 2001, guarantees and performance bonds of approximately $20,000 and $18,000, respectively, remain outstanding.

   Advances under the Agreement are secured by restricted cash at March 31, 2002 and December 31, 2001 of $9,926 and $6,212, respectively. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $24 million Mecar's net assets. The Agreement requires that Mecar maintain certain net worth and working capital levels and other provisions.

NOTE 8 - LONG-TERM FINANCING

   Mecar is obligated on a mortgage with a balance of approximately $878 on its manufacturing and administration facilities. The loan is payable in annual principal installments of approximately $460 and matures in 2004. The VSK Group is also obligated on several mortgages on its buildings, which have a balance of approximately $290 at March 31, 2002. These mortgages are payable in annual installments of approximately $39 plus interest.

   The Company and its subsidiaries are also obligated on various vehicle, equipment, capital lease obligation and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rate ranging from 3.5% to 8.0% and mature at various dates through 2006.

                           Allied Research Corporation

                                 March 31, 2002

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

NOTE 8 - LONG-TERM FINANCING - Continued

   Scheduled annual maturities of long-term obligations as of March 31, 2002 are approximately as follows:

           Year                       Amount
           ----                       ------
           2003                       1,465
           2004                       2,300
           2005                          51
           2006                          47


NOTE 9 - INCOME TAXES

   As of December 31, 2001, the Company had unused foreign tax credit carryforwards of approximately $374 which expire through 2004 and domestic net operating loss carryforwards of approximately $2,400 which expire in 2020.

   Deferred tax liabilities have not been recognized for basis differences related to investments in the Company's Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested in the subsidiaries, aggregated approximately $51,300 at March 31, 2002. Determination of the amount of unrecognized deferred tax liabilities is not practicable.

NOTE 10 - EARNINGS PER SHARE

   Incremental shares from the assumed conversion of stock options outstanding have been included in the diluted per share computation.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

   On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The provisions of SFAS 141 and 142 have been implemented by the Company. Accordingly, effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer being amortized. These assets will be tested for impairment annually and whenever there is an impairment indicator. Intangibles with definite lives are being amortized to operations over their estimated useful lives.

                           Allied Research Corporation

                                 March 31, 2002

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------


NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS - Continued

    In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

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

    The Company's management has completed its assessment of the impact of these statements and there are no known retirement obligations or impairment issues related to its financial assets or its operations at this time.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                 March 31, 2002

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------


    The following is intended to update the information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and presumes that readers have access to, and will have read, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in such Form 10-K.

    The Company conducts its business through its wholly-owned subsidiaries:
    Mecar S.A. (Mecar), a Belgian corporation; a group of Belgian corporations led by VSK Electronics, N.V., Teletechnique General, S.A., Vigitec S.A. and IDCS, S.A. (collectively, the VSK Group); and News/Sports Microwave Rental, Inc., a California corporation (Microwave). The Company operates in two (2) principal segments - Mecar's development and production of ammunition and weapon systems (Ammunition); and the manufacture, distribution and service of industrial security products conducted by the VSK Group and Microwave (Security). This discussion refers to the financial condition and results of operations of the Company on a consolidated basis. All dollars are in thousands except per share amounts.

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

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                 March 31, 2002

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

    Critical Accounting Policies
    ----------------------------

    Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2001. We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. This method is used by MECAR for substantially all of its sales contracts. Approximately 80%, 81% and 65% of consolidated revenue was recognized under the percentage of completion method during the years ended December 31, 2001, 2000 and 1999, respectively. The value of contracts in process at March 31, 2002 and 2001 were $14.7 and $32.1 and the profits recognized on these contracts through March 31, 2002 were approximately $4.1 and $3.0, respectively.

    Under the percentage of completion method revenue is recognized on these contracts as work progresses during the period, based on the amount of actual cost incurred during the period compared to total estimated cost to be incurred for the total contract. Management reviews these estimates on a regular basis and the effect of any change in cost estimates are reflected in cost of sales in the period in which the change is identified. If the contract is projected to create a loss, the entire estimated loss is charged to operations in the period such loss first becomes known. A number of internal and external factors affect our cost of sales estimates, including labor rates and efficiency variances, material usage variances, delivery schedules and testing requirements. Additionally, as inventory items increase in age, obsolete and excess items are charged to cost of sales when such determination is made. While we believe that the systems and procedures used by MECAR, coupled with the experience of its management team, provide a sound basis for our estimates, actual results will differ from management's estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

    Revenue
    -------

    Allied had revenue of $16,928 in the first quarter of 2002, which approximated its revenue in the first three months of 2001.

                                           Revenue by Segment
                             --------------------------------------------------
                                1st Quarter 2002            1st Quarter 2001
                             ----------------------     -----------------------
                                        Percentage                  Percentage
                             Amount      of total       Amount       of total
                             -------    -----------     ------      ----------

          Ammunition         $10,833       64%            $11,801       69%
          Security             6,095       36%              5,209       31%

    Ammunition revenue in the first quarter of 2002 decreased from the amount recognized in the comparable quarter of 2001 due to lower production during the period.

    Security revenue increased during the first three (3) months of 2002 from the amount recognized in the first quarter of 2001 due to the acquisition of Microwave, which contributed $1,600 to 2002 first quarter revenue. Revenue at the VSK Group was lower in the first quarter of 2002 due to weak European economic conditions.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                 March 31, 2002

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

    Backlog
    -------

    As of March 31, 2002, the Company's backlog was $189,000 compared to $56,000 at December 31, 2001 and $73,000 at March 31, 2001. The March 31, 2002
    backlog consists of approximately $179,000 and $10,000 for Ammunition and Security, respectively.

    Operating Costs and Expenses
    ----------------------------

    Cost of sales as a percentage of sales for the first three months of 2002 was approximately 69% compared with 71% for the same period in 2001. Costs of sales in 2002 were positively impacted by a reduction in the projected costs to complete a supplemental FMS contract which provided substantial revenue and profit in 2001. Mecar was able to reduce the additional cost provision of $1,749 established at 2001 year-end to $444, as a result of continuing favorable tests by the U.S. Government. Final tests of the ammunition and related weapon system and any Mecar corrections related to this contract should be completed by the end of the second quarter of 2002. Such positive impact was offset by higher than anticipated costs incurred by Mecar during the first quarter of 2002 on various other contracts.

    Selling and administrative expenses in the first quarter of 2002 were 15% of revenue for the three months ended March 31, 2002 as compared to 16% of revenue for the three months ended March 31, 2001. The decrease in costs is primarily attributable to non-recurring compensation costs incurred in the first quarter of 2001.

    Research and Development
    ------------------------

    Research and development costs incurred in the first three months of 2002 increased by $79 from 2001 levels. This increase is related to increased business activity at Mecar and the VSK Group.

    Interest Income
    ---------------

    Interest income decreased in the first quarter of 2002 by $55 from 2001 levels, principally due to decreased amounts of cash invested and lower rates of interest.

    Interest Expense
    ----------------

    Interest expense decreased in the first quarter of 2002 by 47% compared to the amount incurred in the first quarter of 2001, principally as a result of decreased borrowings in 2002 and greater bank charges at Mecar in 2001.

    Other - Net
    -----------

    Other - Net results were a $78 gain in the first quarter of 2002 and a $441 gain in the first quarter of 2001, largely due to lower net currency fluctuations at Mecar and the VSK Group.

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                 March 31, 2002

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

    Pre-Tax Profit
    --------------

                                                    Pre-Tax Profit
                                                      by Segment
                                                  -----------------
                                                    2002      2001
                                                  ------     ------
                 Ammunition                       $1,458     $1,350
                 Security                            592        831
                 Corporate and other                  40       (167)

    Ammunition pre-tax profit for the first quarter of 2002 increased by 8% over the comparable 2001 period principally due to product mix at Mecar and the positive impact on cost of sales due to the reduction of the cost provision established in a prior period.

    Security pre-tax profit for the first quarter of 2002 was only 71% of pre-tax profit for the first three (3) months of 2001. Lower revenue and smaller margins at the VSK Group were the principal reasons for the decline.

    Income Taxes
    ------------

    The effective income tax expense in the first three months of 2002 was 44% compared to 43% in the first quarter of 2001.

    Net Earnings
    ------------

    The Company earned $1,173 profits in the first quarter of 2002 and $1,143 in the first quarter of 2001.

    Liquidity
    ---------

    Working capital, which includes restricted cash, was approximately $42,278 at March 31, 2002, which is $1,083 greater than the December 31, 2001 level. The Company's current working capital is required for operations and to support credit facility agreements.

    During the first three months of 2002, the Company funded its operations principally with internally generated cash and a bank syndicate facility provided to Mecar. The bank syndicate agreement was amended in March 2002 and now provides Mecar (i) lines of credit aggregating $11,200 for tax prepayments and working capital and (ii) a $32,600 facility for bank guarantees/bonds needed to support certain customer contracts.

    As of March 31, 2002, the Company had unrestricted cash (i.e., cash not required by the terms of the bank syndicate agreement to collateralize contracts) of approximately $11,220 compared with approximately $10,992 at December 31, 2001. Restricted cash increased by $3,714 during the first quarter of 2002.

    Stockholders' equity as of March 31, 2002 was adversely affected by the deterioration of the value of the Euro verses the U.S. dollar during the first quarter of 2002, resulting in a $448 adjustment to "Accumulated other comprehensive loss".

                           Allied Research Corporation

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

                                 March 31, 2002

                             (Thousands of Dollars)

                                   (Unaudited)

--------------------------------------------------------------------------------

    The Company is continuing to explore alternate methods of obtaining financing necessary to implement its growth plans.

    The Company's ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of Mecar, and its ability to successfully integrate Microwave and subsequent acquisitions.

                          Allied Research Corporation

      QUANTITATIVE AND QUALITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

                                 March 31, 2002

--------------------------------------------------------------------------------

    There have been no material changes in the Company's interest rate sensitivity and exchange rate sensitivity as reported in the Company's Form 10-K for the period ended December 31, 2001.

                          Allied Research Corporation

                                 March 31, 2002

--------------------------------------------------------------------------------

PART II.   OTHER INFORMATION

           On January 8, 2002, the Company filed a report on Form 8-K reporting its acquisition of Microwave.

                           Allied Research Corporation


SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ALLIED RESEARCH CORPORATION




                                            /s/ Charles A. Hasper
                                            ------------------------------------
Date:  April 26, 2002                       Charles A. Hasper,
                                            Chief Financial Officer and
                                            Treasurer