Form 10-Q
period 2002-06-30
ALLIED RESEARCH CORP
filed 2002-08-14
CIK 3952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-2545

ALLIED RESEARCH CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2281015 (I.R.S. Employer Number)

8000 Towers Crescent Drive, Suite 260 Vienna, Virginia (Address of principal executive offices)	22182 (Zip Code)

(703) 847-5268
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2002: 5,255,913.

ALLIED RESEARCH CORPORATION

ALLIED RESEARCH CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

ASSETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS
Cash and equivalents	$20,505	$10,922
Restricted cash	7,609	6,212
Accounts and note receivable	17,316	19,656
Costs and accrued earnings on uncompleted contracts	29,523	20,338
Inventories	8,956	6,190
Prepaid and other current assets	4,300	2,903

Total current assets	88,209	66,221
PROPERTY, PLANT AND EQUIPMENT—net of accumulated depreciation	13,966	12,299
OTHER ASSETS
Intangibles, net of accumulated amortization	9,058	7,144
Deferred taxes	908	935
Other assets	298	185

	10,264	8,264

	$112,439	$86,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$1,786	$2,478
Current maturities of long-term debt	1,367	1,255
Convertible subordinated debenture, current	750	—
Accounts payable	10,324	10,306
Accrued liabilities	5,484	6,784
Customer deposits	8,231	2,052
Income taxes	2,957	2,149

Total current liabilities	30,899	25,026
LONG-TERM OBLIGATIONS
Convertible Subordinated Debenture, less current maturities and unamortized discount	6,610	—
Long-Term Debt, less current maturities	3,080	3,110

	9,690	3,110
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,255,913 in 2002 and 5,129,179 in 2001	526	513
Additional paid-in capital	20,088	17,273
Retained earnings	53,996	50,672
Accumulated other comprehensive loss	(2,760)	(9,810)

	71,850	58,648

	$112,439	$86,784

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands of Dollars)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue	$27,396	$25,837	$44,324	$42,847
Cost and expenses
Cost of sales	19,018	18,427	30,716	30,449
Selling and administrative	4,406	2,899	6,961	5,601
Research and development	415	380	947	833

	23,839	21,706	38,624	36,883

Operating income	3,557	4,131	5,700	5,964
Other income (deductions)
Interest income	256	139	336	274
Interest expense	(411)	(405)	(622)	(800)
Other	282	(211)	360	230

	127	(477)	74	(296)

Earnings before income taxes	3,684	3,654	5,774	5,668
Income tax expense	1,533	1,632	2,450	2,503

Net Earnings	$2,151	$2,022	$3,324	$3,165

Earnings per share
Basic	$.41	$.41	$.64	$.65
Diluted	$.41	$.41	$.63	$.65
Weighted average number of common shares:
Basic	5,192,615	4,906,717	5,170,288	4,888,716
Diluted	5,262,086	4,911,796	5,283,238	4,890,843

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESEARCH CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30
	2002	2001
Cash flows from continuing operating activities
Net earnings	$3,324	$3,165
Adjustments to reconcile net earnings to net cash provided by (used in) continuing operating activities
Depreciation and amortization	794	729
Common stock award	515	533
Changes in assets and liabilities
Accounts receivable	5,012	7,354
Costs and accrued earnings on uncompleted contracts	(6,110)	(403)
Inventories	(2,066)	(214)
Prepaid expenses and other assets	(1,385)	687
Accounts payable, accrued liabilities and customer deposits	3,739	747
Income taxes	386	(77)

Net cash provided by (used in) continuing operating activities	4,209	12,521
Cash flows (used in) investing activities
Capital expenditures	(939)	(1,368)
Payment for acquisition, net of cash acquired	(125)	—
Proceeds from sale of fixed assets	—	159

Net cash (used in) provided by investing activities	(1,064)	(1,209)
Cash flows from financing activities
Proceeds from convertible subordinated debenture	7,500	359
Principal payments on long-term debt	(573)	(714)
Net decrease in short-term borrowings	(896)	(506)
Proceeds from employee stock purchases	90	209
Options exercised	62	—
Restricted cash and restricted deposits	(1,397)	(7,988)

Net cash (used in) provided by financing activities	4,786	(8,640)

Net increase in cash	7,931	2,672
Effects of exchange rate changes on cash	1,652	(944)

Net Increase In Cash And Cash Equivalents	9,583	1,728
Cash and equivalents at beginning of year	10,922	7,570
Cash and equivalents at end of period	$20,505	$9,298

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$47	$459
Taxes	1,745	762
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-cash (stock) consideration in connection with business acquisition	$1,883	—
Warrants issued in conjunction with convertible subordinated debenture	140	—
Convertible subordinated debenture beneficial conversion feature	138	—

The accompanying notes are an integral part of these consolidated financial statements.

ALLIED RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Thousands of Dollars)
Unaudited

NOTE 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of June 30, 2002 and December 31, 2001, the condensed consolidated statements of earnings for the three and six month periods ended June 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow as of and for the periods ended June 30, 2002 and 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2001 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the period ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2—PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Allied Research Corporation (“Allied Research” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries, ARC Europe, S.A. (“ARC Europe”), a Belgian company, News/Sports Microwave Rental, Inc. (“Microwave”), a California corporation, Titan Dynamics Systems, Inc. (“Titan Dynamics Systems”), a Texas corporation and Allied Research Corporation Limited (“Limited”), a United Kingdom company (which is inactive).

ARC Europe includes its wholly-owned subsidiaries Mecar S.A. (“MECAR”), Sedachim, S.I. and the VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Tele Technique Generale, S.A., I.D.C.S., N.V., Belgian Automation Units, N.V. and Vigitec S.A.

The Company operates in three (3) principal segments. MECAR engages principally in the development and production of medium caliber tank ammunition and mortars (Ordnance & Manufacturing Segment, formerly the Product Sales Segment). The VSK Group and Microwave engage in the design, manufacture, distribution and service of industrial and law enforcement security products and systems (Electronic Security Segment, formerly the Security Systems & Services Segment). Titan Dynamic Systems engages in the design, manufacture and sale of battlefield effects simulators (Software, Training & Simulation Segment).

Significant intercompany transactions have been eliminated in consolidation.

NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS

In the second quarter of 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation.

ALLIED RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Thousands of Dollars)
Unaudited

NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS—Continued

The Company designates its derivatives based upon the criteria established by SFAS 133. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately.

The Company uses derivatives to manage exposures to foreign currency exchange rate risks. The objective is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates.

The Company uses foreign currency future contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers and certain costs associated with these contracts. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. These futures contracts are designated as fair value hedges since they are designed to lock in the net Euros that will be realized when the amounts due under the sales agreement are received. As a matter of policy, the Company does not enter into speculative hedge contracts or use other derivative financial instruments.

As of June 30, 2002, futures contracts designated as fair value hedges with a $101 million notional amount were outstanding and the fair value of these contracts was $13,652.

The Company estimates the fair value of outstanding hedge contracts based on quotes obtained from the counterparties to the derivative contracts. The Company recognizes the fair value of hedge contracts that expire in less than one year as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities.

The adoption of SFAS 133 did not have a material impact on the Company’s operating results. Gains and losses from settlements of derivative contracts are reported as a component of other income. Net changes in the fair value of derivative contracts before settlement are also reported as a component of other income. There were no net gains or losses realized during the six months ended June 30, 2002 from hedge ineffectiveness, from firm commitments that no longer qualify as fair value hedges, nor were any amounts excluded from the assessment of hedge effectiveness.

The Company’s foreign exchange forward and option contracts expose the Company to credit risks to the extent that the counterparties may be unable to meet the terms of the agreement. The company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.

ALLIED RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Thousands of Dollars)
Unaudited

NOTE 4—ACQUISITIONS

On June 6, 2002, the Company acquired all the common stock of Titan Dynamics Systems in a transaction accounted for as a purchase. This acquisition was undertaken to provide Allied Research with a strong position in a high-growth segment of the North America Simulation(s) and Training market.

The assets acquired in the acquisition of Titan Dynamics Systems are summarized below:

Current assets	$92
Property and equipment	64
Intangibles	894
Goodwill	1,074

Assets acquired	$2,124

The purchase price included cash and costs of approximately $386, assumption of $218 of liabilities, and shares of Allied Research Corporation common stock valued at $1,520, based on the market price of the shares. The results of Titan’s operations have been consolidated since its acquisition on June 6, 2002.

Goodwill arising from this transaction is related to the Software, Training & Simulation Segment and is not deductible for tax purposes. The purchase price is subject to adjustment in the event certain contractual provisions are breached.

NOTE 5—RESTRICTED CASH

MECAR is generally required under the terms of its contracts with foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees place restrictions on cash deposits and other liens on MECAR’s assets. VSK has also pledged certain term deposits to secure outstanding bank guarantees.

Restricted cash of $7,609 and $6,212 included in current assets at June 30, 2002 and December 31, 2001, respectively, was restricted or pledged as collateral for these agreements and other obligations.

NOTE 6—CREDIT FACILITY

MECAR is obligated under a new agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts as well as a line-of-credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of letters of credit and guarantees outstanding. These fees are charged to interest expense. As of June 30, 2002 and December 31, 2001, guarantees and performance bonds of approximately $17,227 and $18,000, respectively, were outstanding.

ALLIED RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Thousands of Dollars)
Unaudited

NOTE 6—CREDIT FACILITY—Continued

Advances under the Agreement are secured by restricted cash at June 30, 2002 and December 31, 2001 of $7,609 and $6,212, respectively. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $34 million of MECAR’s net assets. The Agreement requires that MECAR maintain net worth and working capital covenants.

NOTE 7—CONVERTIBLE DEBENTURE

On June 28, 2002 the Company sold to an accredited investor for $7,500 (i) an 8% subordinated debenture that is convertible into shares of the Company’s common stock at $25.00 per share and (ii) warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share.

The debenture bears interest at the rate of 8% per year, payable semi-annually commencing January 1, 2003. The Company may elect to pay the interest in cash or in registered shares of its common stock. The debenture matures in ten (10) equal monthly principal installments of $750 commencing June 28, 2003. The holder of the debenture may choose to convert all or a portion of the principal amount outstanding into shares of the Company’s common stock at any time before maturity.

Warrants issued are exercisable for a total of 15,000 shares of the Company’s common stock at an exercise price of $28.75 payable in cash.

The Company agreed to file a registration statement no later than March 1, 2003 covering the resale of shares of common stock issuable upon conversion of the debenture and exercise of the warrants.

NOTE 8—LONG-TERM FINANCING

MECAR is obligated on a mortgage with a balance of approximately $1,001 on its manufacturing and administration facilities. The loan is payable in annual principal installments of approximately $500 and matures in 2004. The VSK Group is also obligated on several mortgages on its buildings, which have a balance of approximately $311 at June 30, 2002. These mortgages are payable in annual installments of approximately $43 plus interest.

The Company and its subsidiaries are also obligated on various vehicle, equipment, capital lease obligation and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rate ranging from 3.5% to 8.0% and mature at various dates through 2007.

ALLIED RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Thousands of Dollars)
Unaudited

Scheduled annual maturities of long-term obligations as of June 30, 2002 are approximately as follows:

Year	Amount
2003	1,367
2004	2,127
2005	483
2006	356
2007	114

NOTE 9—INCOME TAXES

As of December 31, 2001, the Company had unused foreign tax credit carryforwards of approximately $374 which expire through 2004 and domestic net operating loss carryforwards of approximately $2,400 which expire in 2020.

Deferred tax liabilities have not been recognized for basis differences related to investments in the Company’s Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested in the subsidiaries, aggregated approximately $52,561 at June 30, 2002. Determination of the amount of unrecognized deferred tax liabilities is not practical.

NOTE 10—EARNINGS PER SHARE

The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive.

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. The provisions of SFAS 141 and 142 have been implemented by the Company. Accordingly, effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives are no longer being amortized. These assets will be tested for impairment annually and whenever there is an impairment indicator. Intangibles with definite lives are being amortized to operations over their estimated useful lives. The impact was not material to the Company’s operations.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. There are no known retirement obligations related to financial assets or operations at this time.

ALLIED RESEARCH CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Thousands of Dollars)
Unaudited

NOTE 11—RECENT ACCOUNTING PRONOUNCEMENTS—Continued

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. There are no known impairment issues related to financial assets or operations at this time.

In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 is effective May 15, 2002, except the rescission of SFAS 4 which is effective in fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. Accordingly, a gain or loss from a debt extinguishment should not be classified as an extraordinary item unless it meets the criteria for extraordinary item classification in APB Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. SFAS 145 also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers, because transition to the Motor Carrier Act of 1980 is complete and intrastate operating rights have been deregulated. SFAS 145 amends SFAS 13, Accounting for Leases, to require a capital lease that is modified so that the new agreement is classified as an operating lease be accounted for under the sale-leaseback provisions of SFAS 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate; Sales-Type Leases of Real Estate; Definition of the Lease Term; Initial Direct Costs of Direct Financing Leases, if the lease involves real estate. If the lease does not involve real estate, SFAS 28, Accounting for Sales with Leasebacks, is applicable. The technical corrections amend SFAS 13, Accounting for Leases, SFAS 95, Statement of Cash Flows, and SFAS 102, Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, SFAS 141, Business Combinations, SFAS 142, Goodwill and Other Intangible Assets, among others. The adoption of the SFAS 145 did not impact the Company.

NOTE 12—SUBSEQUENT EVENT

On July 31, 2002, the Company acquired SeaSpace Corporation (“SeaSpace”), of Poway, California, in a cash and stock transaction. SeaSpace is a leading supplier of environmental satellite ground reception systems.

ALLIED RESEARCH COMPANY

MANAGEMENT’S, DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and its Quarterly Report on Form 10-Q for the period ended March 31, 2002 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Forms 10-K and 10-Q.

The Company conducts its business through its wholly-owned subsidiaries: Mecar S.A. (“MECAR”), a Belgian corporation; a group of Belgian corporations led by VSK Electronics, N.V., Tele Technique General, S.A., Vigitec S.A. and IDCS, S.A. (collectively, the “VSK Group”); and News/Sports Microwave Rental, Inc. (Microwave), a California corporation. The Company operates in three (3) principal segments—MECAR’s development and production of ammunition and weapon systems (Ordnance & Manufacturing); the manufacture, distribution and service of industrial security products conducted by the VSK Group and Microwave (Electronic Security), and Titan Dynamic Systems’ development and sale of Battlefield Effects Simulators (Software, Training & Simulation). This discussion refers to the financial condition and results of operations of the Company on a consolidated basis. All dollars are in thousands except per share amounts.

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections about the Company and the industries in which it operates. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include substantial reliance on MECAR’s principal customers to continue to acquire MECAR’s products on a regular basis; the cyclical nature of the Company’s military business; rapid technological developments and changes and the Company’s ability to continue to introduce competitive new products and services on a timely, cost effective basis; the ability of the Company to successfully continue to expand its business base; the mix of products/services; domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company’s future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates; general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; increasing competition by foreign and domestic competitors, including new entrants; and other Future Factors.

ALLIED RESEARCH COMPANY

MANAGEMENT’S, DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

Critical Accounting Policies

Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2001. We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. This method is used by MECAR for substantially all of its sales contracts. Approximately 80%, 81% and 65% of consolidated revenue was recognized under the percentage of completion method during the years ended December 31, 2001, 2000 and 1999, respectively. The value of contracts in process at June 30, 2002 and 2001 were $16,994 and $11,615 and the profits recognized on these contracts through June 30, 2002 and 2001 were approximately $4,986 and $2,684, respectively.

Under the percentage of completion method revenue is recognized on these contracts as work progresses during the period, based on the amount of actual cost incurred during the period compared to total estimated cost to be incurred for the total contract. Management reviews these estimates on a regular basis and the effect of any change in cost estimates are reflected in cost of sales in the period in which the change is identified. If the contract is projected to create a loss, the entire estimated loss is charged to operations in the period such loss first becomes known. A number of internal and external factors affect our cost of sales estimates, including labor rates and efficiency variances, material usage variances, delivery schedules and testing requirements. Additionally, as inventory items increase in age, obsolete and excess items are charged to cost of sales when such determination is made. While we believe that the systems and procedures used by MECAR, coupled with the experience of its management team, provide a sound basis for our estimates, actual results will differ from management’s estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

Revenue

Allied Research had revenue of $44,324 in the first six months of 2002, which was 3% higher than its revenue in the first six months of 2001 of $42,847.

	Revenue by Segment
	1st Six Months 2002		1st Six Months 2001
	Amount	Percentage of total	Amount	Percentage of total
Ordnance & Manufacturing	$30,229	68%	$32,885	77%
Electronic Security	14,094	32%	9,962	23%
Software, Training & Simulation	1	—

Allied Research had revenue of $27,396 in the second three months of 2002, which was 6% higher than its revenue in the second three months of 2001 of $25,837.

	Revenue by Segment
	2nd Three Months 2002		2nd Three Months 2001
	Amount	Percentage of total	Amount	Percentage of total
Ordnance & Manufacturing	$19,396	71%	$21,084	82%
Electronic Security	7,999	29%	4,753	18%
Software, Training & Simulation	1	—

ALLIED RESEARCH COMPANY

MANAGEMENT’S, DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

Revenue—Continued

Ordnance & Manufacturing Segment revenue in the first six months of 2002 decreased from the amount recognized in the comparable period of 2001 due to lower production during the period. Results for the first six months of 2002 would have been higher but for an unusual raw material defect that delayed some production of one item. Production and revenue recognition of the affected order is anticipated to shift to the third and fourth quarters of this year.

Electronic Security Segment revenue in the first six months of 2002 increased from the amount recognized in the comparable period of 2001 due primarily to higher export sales, the addition of Microwave, and the Euro currency’s improved parity with the US dollar.

Software, Training & Simulation Segment revenue were nominal and reflect the operations of Titan since June 6, 2002.

Revenue for the second three months of 2002 increased by 6% over the revenue for the comparable 2001 period. This increase was primarily attributable to the addition of Microwave and the Euro currency’s improved parity with the US dollar.

Backlog

As of June 30, 2002, the Company’s backlog was $210,540 compared to $56,000 at December 31, 2001 and $53,400 at June 30, 2001. The June 30, 2002 backlog consists of approximately $199,900, $10,180, and $460 for Ordnance & Manufacturing, Electronic Security, and Software Training & Simulation Segments, respectively.

Operating Costs

Cost of sales as a percentage of sales for the first six months and second three months of 2002 was approximately 69% compared with 71% for the same periods in 2001. The 2001 cost of sales related to higher costs incurred by MECAR on various contracts.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of sales for the first six months of 2002 was approximately 16% compared with 13% for the same period in 2001.

Selling and administrative expenses as a percentage of sales for the second three months of 2002 was approximately 16% compared with 11% for the same period in 2001.

The 2002 increase in selling and administrative expenses resulted principally from costs incurred in connection with the Company’s acquisition and financing activities.

Research and Development

Research and development costs increased in the first six months of 2002 by approximately 14% over 2001 levels. Research and development costs incurred in the second three months of 2002 increased slightly over comparable 2001 levels. The increase is primarily attributed to increased business activity at MECAR and the VSK Group.

ALLIED RESEARCH COMPANY

MANAGEMENT’S, DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

Interest Income

Interest income increased in each of the first six months of 2002 and in the second three months of 2002 from 2001 levels principally due to increased amounts of cash invested.

Interest Expense

Interest expense decreased in the first six months of 2002 from 2001 levels, principally as a result of decreased borrowings at MECAR in 2002 and greater bank charges in 2001.

Interest expense in the second three months of 2002 was comparable to the amount incurred in the second quarter of 2001.

Other—Net

Other-net primarily represents currency gains/currency losses, resulting from foreign currency transactions at MECAR and the VSK Group for the periods ending June 30, 2002 and 2001.

Pre-Tax Profit

	Pre-Tax Profit by Segment
	1st Six Months		2nd Three Months
	2002	2001	2002	2001
Ordnance & Manufacturing	4,390	$4,600	$2,932	$3,250
Electronic Security	1,592	1,600	1,000	769
Software, Training & Simulation	(17)	—	(17)	—
Corporate and other	(191)	(532)	(231)	(365)

Ordnance & Manufacturing Segment pre-tax profit for the first six months and second three months of 2002 decreased from the comparable 2001 periods principally due to product mix at MECAR and to a delay in production due to an unusual raw material defect.

Electronic Security Segment pre-tax profit for the first six months of 2002 was comparable with the same 2001 period. Microwave contributed $131 of the 2002 pre-tax profit and the balance was contributed by VSK Group. Pre-tax profit for the second three months of 2002 increased from the amount recognized in the comparable period of 2001 due to higher export sales.

Income Taxes

The effective income tax expense in the first six months of 2002 was 42% compared to 44% in the same period of 2001. The decrease is related to the amount of permanent tax differences.

Net Earnings

The Company earned a $3,324 net profit in the first six months of 2002 compared with $3,165 net profit in the first half of 2001. During the second three months of 2002, the Company earned a $2,151 net profit compared to 2001’s second three months net profit of $2,022.

ALLIED RESEARCH COMPANY

MANAGEMENT’S, DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2002

Liquidity

Working capital, which includes restricted cash, was approximately $57,310 at June 30, 2002, which is $16,115 greater than the December 31, 2001 level. The increase in working capital is primarily attributable to the sale of the $7,500 convertible subordinated debenture and the Company’s profitable operations in the first six months of 2002. The Company’s current working capital is required for operations, to support credit facility agreements, to fulfill contractual obligations related to orders, and to continue to implement the Company’s growth plans. On July 31, 2002, the Company acquired SeaSpace.

During the first six months of 2002, the Company funded its operations principally with internally generated cash and a bank syndicate facility provided to MECAR. The bank syndicate agreement was amended in March 2002 and now provides MECAR (i) lines of credit aggregating $12,500 for tax prepayments and working capital and (ii) a $36,500 facility for bank guarantees/bonds needed to support certain customer contracts.

On June 28, 2002, the Company sold to an accredited investor $7,500 of an 8% subordinated debenture convertible into shares of the Company’s common stock at $25.00 per share. The investor also acquired warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share.

As of June 30, 2002, the Company had unrestricted cash (i.e., cash not required by the terms of the bank syndicate agreement to collateralize contracts) of approximately $20,505 compared with approximately $10,992 at December 31, 2001. Restricted cash increased by $1,397 during the first six months of 2002.

Stockholders’ equity as of June 30, 2002 was positively affected by the improvement of the value of the Euro verses the U.S. dollar during the first six months of 2002, resulting in a $7,050 adjustment to “Accumulated other comprehensive loss.”

Final testing of the ammunition supplied by MECAR pursuant to the supplemental FMS contract described in the Company’s Form 10-Q for the period ending March 31, 2002 has been delayed. It is now scheduled to be completed by the end of the third quarter of 2002. The Company continues to believe that its cost provision maintained by MECAR is sufficient to cover future costs for this contract.

Customer deposits increased by $6,179 in the first six months of 2002 in connection with new orders at MECAR.

The Company continues to explore alternate methods of securing the necessary financial capacity to implement its growth plans. Allied Research’s plans for future growth continues to be in and related to Ordnance & Manufacturing, Electronic Security, and Software, Training & Simulation.

The Company’s ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of MECAR and the VSK Group, and its ability to successfully integrate Microwave, Titan, SeaSpace and any future acquisitions.

ALLIED RESEARCH CORPORATION

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE
June 30, 2002

There have been no material changes in the Company’s interest rate sensitivity and exchange rate sensitivity as reported in the Company’s Form 10-K for the period ended December 31, 2001.

ALLIED RESEARCH COMPANY

June 30, 2002

PART II.    OTHER INFORMATION

Changes in Securities and Use of Proceeds

At the end of June 2002, the Company sold a convertible subordinated debenture and a common stock warrant to Riverview Group, LLC, an accredited institutional investor, for $7.5 million in a private placement exempt from the registration provisions of the Securities Act of 1933 pursuant to the provisions of Section 4(2) thereof and the rules and regulations thereunder. After payment of financial advisor/finder fees and other expense of the transaction, the net proceeds of the offering are expected to be $7.3 million. In connection with sale, the Company has agreed to register the shares issuable pursuant to conversion of the debenture and exercise of the warrant.

The debenture bears interest at the rate of 8% per year, payable semi-annually commencing January 1, 2003. The Company can elect to pay interest in cash or in registered shares of common stock. The debenture matures in ten (10) equal monthly principal installments of $750,000 commencing June 28, 2003.

The holder of the debenture can choose to convert all or a portion of the principal amount outstanding into shares of common stock at any time before maturity. The debenture is convertible into common stock at a fixed conversion price of $25 per share.

In the event that the Company sells any shares of common stock (or certain securities convertible into or exercisable for shares of common stock) at a price less than $25 per share, the fixed conversion price of the debenture generally shall be reduced based on a weighted average adjustment (subject to certain exceptions). The debenture also contains customary antidilution provisions for stock dividends, stock splits or combinations and reclassifications.

A debenture holder may not convert its debenture or exercise the warrant to the extent that, at the time of the conversion or exercise, the sum of (i) the number of shares of common stock beneficially owned by the holder plus (ii) the number of shares to be issued upon conversion or exercise would exceed 9.999% of the number of shares of common stock then issued and outstanding.

If an event of default occurs under the debenture, the holder has the right to require the Company to pay a mandatory redemption amount equal to 110% of the outstanding principal on the debenture, plus accrued interest.

The warrant is exercisable for a total of 15,000 shares of common stock at an exercise price of $28.75 payable in cash. The warrant is exercisable until June 28, 2006. The number of shares issuable upon exercise and the exercise price are subject to adjustment in the event of stock dividends, stock splits, combinations or reclassifications, as well as sales of Company shares at less than $25 per share (subject to exceptions).

Further information regarding the debenture, the warrant and this transaction is contained in our Report on Form 8-K filed with the Securities and Exchange Commission on July 8, 2002.

ALLIED RESEARCH COMPANY

June 30, 2002

Submission of Matters to a Vote of Security Holders

On June 6, 2002, the Company held its annual meeting of shareholders.

The Company’s shareholders re-elected J. H. Binford Peay, III, J.R. Sculley, Clifford C. Christ, Harry H. Warner and Ronald H. Griffith as members of the Board of Directors of the Company.

The following votes were cast in connection with the election of directors:

Nominee	In Favor	Withheld
J. H. Binford Peay, III	3,626,099	817,303
Clifford C. Christ	3,628,099	818,303
Ronald H. Griffith	3,627,673	818,729
J. R. Sculley	3,627,549	818,853
Harry H. Warner	3,626,573	819,829

The Company’s shareholders approved an amendment to the 2001 Equity Incentive Plan of the Company. The following votes were cast in connection with such approval:

For	Against	Abstain
3,377,706	1,051,786	16,910

The Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation, as amended. The following votes were cast in connection with such approval:

For	Against	Abstain
3,170,349	1,261,452	14,601

The Company’s shareholders ratified the appointment of Grant Thornton LLP as the Company’s independent auditors for 2002. The following votes were cast in connection with such ratification:

For	Against	Abstain
4,418,498	15,764	12,140

Immediately following the June 6, 2002 annual meeting of shareholders, the Board of Directors voted to increase the number of directors to six (6) and elected Gilbert F. Decker as a member of the Board of Directors to fill the resulting vacancy.

Reports of Form 8-K

On June 12, 2002, the Company filed a Form 8-K reporting its acquisition of Titan Dynamics Systems, Inc.

On June 12, 2002, the Company filed a Form 8-K reporting the results of its annual stockholders’ meeting and Gilbert F. Decker’s election to the Company’s Board of Directors.

ALLIED RESEARCH COMPANY

June 30,2002

Exhibit No.	Description of Exhibits

3.1.	Certificate of Incorporation, as amended

3.2.	By-Laws

10.1.	Employment Agreement between Allied Research Corporation and J. H. Binford Peay, III (Incorporated by reference from Form 8-K filed in March, 2001 and Form 8-K filed in August, 2001.)

10.2.	Employment Agreement between Allied Research Corporation and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March, 2001 and Form 8-K filed in August, 2001.)

10.3.	Employment Agreement between Allied Research Corporation and Bruce W. Waddell (Incorporated by reference from Form 8-K filed in March, 2001 and Form 8-K filed in August, 2001.)

10.4.	Employment Agreement between Allied Research Corporation and Charles A. Hasper (Incorporated by reference from Form 8-K filed in August, 2001.)

10.5.	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001 and April 2002.)

10.6.	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July, 2002.)

10.7.	Credit Agreement for MECAR S.A.

10.8.	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government. (Portions have been omitted pursuant to a request for confidential treatment)

99.1	Certificate Pursuant to 18 U.S.C. Section 1350

ALLIED RESEARCH CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED RESEARCH CORPORATION

/S/ CHARLES A. HASPER
Charles A. Hasper, Chief Financial Officer and Treasurer

Date: August 14, 2002