Form 10-Q
period 2002-09-30
ALLIED RESEARCH CORP
filed 2002-11-15
CIK 3952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark one

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended	September 30, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                                                                  to

Commission File Number
0-2545

Allied Research Corporation

(Exact name of Registrant as specified in its charter)

Delaware	04-2281015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Number)

8000 Towers Crescent Drive, Suite 260
Vienna, Virginia (Address of principal executive offices)	22182 (Zip Code)

Registrant’s telephone number, including area code:	(703) 847-5268

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒            No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2002: 5,473,256.

ALLIED RESEARCH CORPORATION

INDEX

PAGE NUMBER
PART I. FINANCIAL INFORMATION—UNAUDITED

Item 1. Financial Statements

Condensed Consolidated Balance Sheets September 30, 2002 and December 31, 2001
2

Condensed Consolidated Statements of Earnings Three months and nine months ended September 30, 2002 and 2001
3

Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2002 and 2001
4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Market Risk Disclosure	18

Item 4. Disclosure Controls and Procedures	19

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	20

Allied Research Corporation

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

ASSETS

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,365	$10,922
Restricted cash	8,174	6,212
Accounts and note receivable	18,514	19,656
Costs and accrued earnings on uncompleted contracts	33,293	20,338
Inventories	8,307	6,190
Prepaid and other current assets	5,502	2,903

Total current assets	94,155	66,221

PROPERTY, PLANT AND EQUIPMENT – net of accumulated depreciation	14,481	12,299

OTHER ASSETS
Intangibles, net of accumulated amortization	14,929	7,144
Deferred taxes	1,195	935
Other assets	338	185

	16,462	8,264

	$125,098	$86,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$3,582	$2,478
Current maturities of long-term debt	1,310	1,255
Convertible subordinated debenture, current	3,000	—
Accounts payable	13,500	10,306
Accrued liabilities	5,275	6,784
Customer deposits	9,255	2,053
Income taxes	5,734	2,150

Total current liabilities	41,656	25,026

LONG-TERM OBLIGATIONS
Long-term debt, less current maturities	2,620	3,110
Convertible subordinated debenture, less current maturities and unamortized discount	4,310	—

	6,930	3,110

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,473,256 in 2002 and 5,129,179 in 2001	547	513
Additional paid-in capital	24,846	17,273
Retained earnings	54,669	50,672
Accumulated other comprehensive loss	(3,550)	(9,810)

	76,512	58,648

	$125,098	$86,784

The accompanying notes are an integral part of these consolidated financial statements.

Allied Research Corporation

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of Dollars)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Revenue	$30,806	$26,847	$75,130	$69,694

Cost and expenses
Cost of sales	23,107	16,804	53,823	47,253
Selling and administrative	4,659	3,222	11,620	8,823
Research and development	654	386	1,601	1,219

	28,420	20,412	67,044	57,295

Operating income	2,386	6,435	8,086	12,399

Other income (deductions)
Interest income	50	118	386	392
Interest expense	(294)	(342)	(916)	(1,142)
Other	(598)	(362)	(238)	(132)

	(842)	(586)	(768)	(882)

Earnings before income taxes	1,544	5,849	7,318	11,517

Income tax expense	871	2,646	3,321	5,149

NET EARNINGS	$673	$3,203	$3,997	$6,368

Earnings per share

Basic	$.13	$.65	$.76	$1.30

Diluted	$.12	$.65	$.73	$1.30

Weighted average number of common shares:

Basic	5,401,549	4,918,991	5,248,222	4,898,919

Diluted	5,585,422	4,941,459	5,470,630	4,908,871

The accompanying notes are an integral part of these consolidated financial statements.

Allied Research Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine months ended September 30
	2002	2001
Cash flows from continuing operating activities
Net earnings	$3,997	$6,368
Adjustments to reconcile net earnings to net cash provided by (used in) continuing operating activities
Depreciation and amortization	1,842	1,293
Common stock award	640	545
Changes in assets and liabilities
Accounts receivable	4,987	(1,542)
Costs and accrued earnings on uncompleted contracts	(9,915)	(4,301)
Inventories	(937)	(640)
Prepaid expenses and other assets	(2,860)	(3,716)
Accounts payable, accrued liabilities and customer deposits	6,101	6,519
Income taxes	2,967	973

Net cash provided by operating activities	6,822	5,499

Cash flows (used in) investing activities
Capital expenditures	(1,626)	(1,910)
Payment for acquisitions, net of cash acquired	(3,291)	—

Net cash used in investing activities	(4,917)	(1,910)

Cash flows from financing activities
Proceeds from convertible subordinated debenture	7,500	—
Debenture issue costs	(71)	—
Proceeds from long-term borrowing	276	385
Principal payments on long-term borrowing	(1,354)	(764)
Net increase (decrease) in short-term borrowings	795	8,446
Proceeds from employee stock purchases	155	—
Option exercises	62	559
Restricted cash and restricted deposits	(1,962)	(7,462)

Net cash provided by financing activities	5,401	1,164

Net increase in cash and cash equivalents	7,306	4,753
Effects of exchange rate changes on cash and cash equivalents	2,137	(508)

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,443	4,245

Cash and equivalents at beginning of year	10,922	7,570

Cash and equivalents at end of period	$20,365	$11,815

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$252	$644
Taxes	5,695	6,175

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Non-cash (stock) consideration in connection with business acquisitions	$6,473	—
Warrants issued in conjunction with convertible subordinated debenture	140	—
Convertible subordinated debenture beneficial conversion feature	138	—

The accompanying notes are an integral part of these consolidated financial statements.

Allied Research Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Thousands of Dollars)

(Unaudited)

NOTE 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of September 30, 2002 and December 31, 2001, the condensed consolidated statements of earnings for the three and nine month periods ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow as of and for the periods ended September 30, 2002 and 2001 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2001 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2—PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Allied Research Corporation (“Allied Research” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries, ARC Europe, S.A. (“ARC Europe”), a Belgian company, News/Sports Microwave Rental, Inc. (“Microwave”), a California corporation, Titan Dynamics Systems, Inc. (“Titan Dynamics Systems”), a Texas corporation, SeaSpace Corporation (“SeaSpace”), a California corporation, and Allied Research Corporation Limited (“Limited”), a United Kingdom company (which is inactive).

ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (“MECAR”), Sedachim, S.I. and the VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Tele Technique Generale, S.A., I.D.C.S., N.V., Belgian Automation Units, N.V. and Vigitec S.A.

The Company operates in four (4) principal segments. MECAR engages principally in the development and production of medium caliber tank ammunition and mortars (Ordnance & Manufacturing Segment, formerly the Product Sales Segment). The VSK Group and Microwave engage in the design, manufacture, distribution and service of industrial and law enforcement security products and systems (Electronic Security Segment, formerly the Security Systems & Services Segment). Titan Dynamic Systems engages in the design, manufacture and sale of battlefield effects simulators (Software, Training & Simulation Segment). SeaSpace Corporation engages in the design, manufacture, distribution and service of weather and environmental satellite ground reception systems (Environmental Safety & Security Segment).

Significant intercompany transactions have been eliminated in consolidation.

Allied Research Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Thousands of Dollars)

(Unaudited)

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

The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers and certain costs associated with these contracts. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. These futures contracts are designated as fair value hedges since they are designed to lock in the net Euros that will be realized when the amounts due under the sales agreement are received. As a matter of policy, the Company does not enter into speculative hedge contracts or any other speculative derivative financial instruments. As of September 30, 2002 and 2001, futures contracts designated as fair value hedges with notional amounts of $94,000 and $40,000 were outstanding and the fair values of these contracts were $11,989 and $2,353, respectively. The Company estimates the fair value of outstanding hedge contracts based on quotes obtained from the counterparties to the derivative contracts. The Company recognizes the fair value of hedge contracts that expire in less than one year as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities.

Gains and losses from settlements of derivative contracts are reported as a component of other income. Net changes in the fair value of derivative contracts before settlement are also reported as a component of other income. There were no net gains or losses realized during the periods ended September 30, 2002 and 2001 from hedge ineffectiveness, from firm commitments that no longer qualify as fair value hedges, nor were any amounts excluded from the assessment of hedge effectiveness.

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

Allied Research Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Thousands of Dollars)

(Unaudited)

NOTE 4—ACQUISITIONS

Titan Dynamics Systems

On June 6, 2002, the Company acquired all the common stock of Titan Dynamics Systems in a transaction accounted for as a purchase. This acquisition was undertaken to provide Allied Research with a strong position in a high-growth segment of the North America Software, Training & Simulation market.

The assets acquired in the acquisition of Titan Dynamics Systems are summarized below:

Current assets	$92
Property and equipment	64
Other assets	2,081

Cost of acquisition	$2,237

The cost of acquisition included cash and expenses of $136, assumption of $218 of liabilities, and shares of Allied Research Corporation common stock valued at $1,883, based on the market price of the shares. The results of Titan Dynamics Systems’ operations have been consolidated since its acquisition on June 6, 2002.

SeaSpace Corporation

On July 31, 2002, the Company acquired all the common stock of SeaSpace Corporation in a transaction accounted for as a purchase. This acquisition was undertaken to provide Allied Research with a strong position in a high-growth segment of the North America Environmental Safety & Security market.

The assets acquired in the acquisition of SeaSpace are summarized below:

Current assets	$4,245
Property and equipment	725
Other assets	4,246

Cost of acquisition	$9,216

The cost of acquisition included cash of $4,500 (including a $250 holdback provision), expenses of approximately $126 and shares of Allied Research Corporation common stock valued at $4,590, based on the market price of the shares. The results of SeaSpace’s operations have been consolidated since its acquisition on July 31, 2002.

Goodwill arising from these transactions are related to the Software, Training & Simulation and Environmental Safety & Security Segments and are not deductible for tax purposes. The costs of acquisition are subject to adjustments in the event certain contractual provisions are breached.

NOTE 5—RESTRICTED CASH

MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreements used to provide these financial guarantees place restrictions on cash deposits and other liens on MECAR’s assets. VSK has also pledged certain term deposits to secure outstanding bank guarantees. Restricted Cash also includes a $250 one-year deposit which is a requirement of the SeaSpace acquisition agreement.

Allied Research Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Thousands of Dollars)

(Unaudited)

NOTE 5—RESTRICTED CASH—Continued

Restricted cash of $8,174 and $6,212 included in current assets at September 30, 2002 and December 31, 2001, respectively, was restricted or pledged as collateral for these agreements and other obligations.

NOTE 6—INTANGIBLE ASSETS

	September 30, 2002			December 31, 2001
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net

Intangible assets subject to amortization:
Capitalized Software	$713	$66	$647	190	—	190
Customer Lists	2,247	126	2,121	275	—	275
Patents	1,494	37	1,457	600	—	600

Total	$4,454	$229	$4,225	1,065	—	1,065

Goodwill	—	—	$10,704	—	—	$6,079

Consolidated amortization expense related to intangible assets, excluding goodwill for the three months ended September 30, 2002 and 2001 was $113 and $0, respectively. Consolidated amortization expense related to intangible assets, excluding goodwill, for the nine months ended September 30, 2002 and 2001 was $229 and $0, respectively.

The $10,704 of goodwill at September 30, 2002 is comprised of $5,969 related to the Electronic Security Segment, $3,398 related to the Environmental Safety & Security Segment and $1,337 related to the Software, Training & Simulation Segment.

NOTE 7—CREDIT FACILITY

MECAR is obligated under a new agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts as well as a line-of-credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. As of September 30, 2002 and December 31, 2001, guarantees and performance bonds of approximately $18,500 and $18,000, respectively, were outstanding.

Advances under the Agreement are secured by restricted cash at September 30, 2002 and December 31, 2001 of $8,174 and $6,212, respectively. Amounts outstanding are also collateralized by a pledge of approximately $34,000 of MECAR’s net assets. The Agreement requires that MECAR maintain net worth and working capital covenants.

Allied Research Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Thousands of Dollars)

(Unaudited)

NOTE 8—CONVERTIBLE SUBORDINATED DEBENTURE

On June 28, 2002 the Company sold to an accredited investor for $7,500 (i) an 8% subordinated debenture that is convertible into shares of the Company’s common stock at $25.00 per share and (ii) warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share in cash. The debenture bears interest at the rate of 8% per year, payable semi-annually commencing January 1, 2003. The Company may elect to pay the interest in cash or in registered shares of its common stock. The debenture matures in ten (10) equal monthly principal installments of $750 commencing June 28, 2003. The holder of the debenture may choose to convert all or a portion of the principal amount outstanding into shares of the Company’s common stock at any time before maturity. The Company agreed to file a registration statement no later than March 1, 2003 covering the resale of shares of common stock issuable upon conversion of the debenture and exercise of the warrants.

NOTE	9—LONG-TERM DEBT

MECAR is obligated on a mortgage with a balance of approximately $990 on its manufacturing and administration facilities. The loan is payable in annual principal installments of approximately $495 and matures in 2004. The VSK Group is also obligated on a mortgage on its building, which has a balance of approximately $298 at September 30, 2002. These mortgages are payable in annual installments of approximately $43 plus interest.

The Company and its subsidiaries are also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.5% to 8.0% and mature at various dates through 2007.

Scheduled annual maturities of long-term obligations as of September 30, 2002 are approximately as follows:

Year	Amount
2003	1,310
2004	1,514
2005	504
2006	367
2007 and after	235

NOTE 10—INCOME TAXES

As of December 31, 2001, the Company had unused foreign tax credit carryforwards of approximately $374 which expire through 2004 and domestic net operating loss carryforwards of approximately $2,400 which expire in 2020.

Deferred tax liabilities have not been recognized for basis differences related to investments in the Company’s Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested in the subsidiaries, aggregated approximately $54,527 at September 30, 2002. Determination of the amount of unrecognized deferred tax liabilities is not practical.

Allied Research Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

(Thousands of Dollars)

(Unaudited)

NOTE 11—EARNINGS PER SHARE

The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. For the three and nine month periods ended September 30, 2002, common stock equivalents amounted to 183,873 and 222,408, respectively. For the three and nine month periods ended September 30, 2001, common stock equivalents amounted to 22,468 and 9,952, respectively.

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. SFAS 145 is effective May 15, 2002, except the rescission of SFAS 4 which is effective in fiscal years beginning after May 15, 2002. SFAS 145 rescinds SFAS 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. Accordingly, a gain or loss from a debt extinguishment should not be classified as an extraordinary item unless it meets the criteria for extraordinary item classification in APB Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions. SFAS 145 also rescinds SFAS 44, Accounting for Intangible Assets of Motor Carriers, because transition to the Motor Carrier Act of 1980 is complete and intrastate operating rights have been deregulated.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit on Disposal Activities. SFAS 146 is effective for exits or disposal activities initiated after December 31, 2002. SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. Currently, the Company does not anticipate disposal activity and therefore does not expect any impact from SFAS 146 at this time.

Allied Research Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2002

(Thousands of Dollars)

(Unaudited)

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and its Quarterly Reports on Form 10-Q for the periods ended March 31, 2002 and June 30, 2002 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Forms 10-K and 10-Q.

The Company conducts its business through its wholly-owned subsidiaries: MECAR S.A. (“MECAR”), a Belgian corporation; a group of Belgian corporations consisting of VSK Electronics, N.V., Tele Technique General, S.A., Vigitec S.A. and IDCS, S.A. (collectively, the “VSK Group”); News/Sports Microwave Rental, Inc. (“Microwave”), a California corporation; Titan Dynamics Systems, Inc. (“Titan Dynamics Systems”), a Texas corporation; and SeaSpace Corporation (“SeaSpace”), a California corporation. The Company operates in four (4) principal segments—MECAR’s development and production of ammunition and weapon systems (Ordnance & Manufacturing); the manufacture, distribution and service of industrial security products conducted by the VSK Group and Microwave (Electronic Security), Titan Dynamic Systems’ development and sale of Battlefield Effects Simulators (Software, Training & Simulation) and SeaSpace’s production and sale of weather and environmental satellite ground reception systems (Environmental Safety & Security). This discussion refers to the financial condition and results of operations of the Company on a consolidated basis. All dollars are in thousands except per share amounts.

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

Future Factors include substantial reliance on MECAR’s principal customers to continue to acquire MECAR’s products on a regular basis; the cyclical nature of the Company’s military business; rapid technological developments and changes and the Company’s ability to continue to introduce competitive new products and services on a timely, cost effective basis; the ability of the Company to successfully continue to expand its business base; the ability of the Company’s acquired businesses to mature and meet performance expectations; the mix of products/services; domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company’s future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates; general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations; increasing competition by foreign and domestic competitors, including new entrants; and other Future Factors.

Allied Research Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED

September 30, 2002

(Thousands of Dollars)

(Unaudited)

Critical Accounting Policies

Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2001. Management has identified the Company’s “critical accounting estimates” which are those that are most important to the portrayal of the financial condition and operating results of the Company and require subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include revenue recognition via the percentage of completion method, goodwill and intangible asset valuation, inventory valuation and the assessment of the valuation of deferred income taxes and income tax reserves.

We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. This method is used by MECAR for substantially all of its sales contracts. Approximately 80%, 81% and 65% of consolidated revenue was recognized under the percentage of completion method during the years ended December 31, 2001, 2000 and 1999, respectively. The value of contracts in process at September 30, 2002 and 2001 were $23,565 and $28,919 and the profits recognized on these contracts through September 30, 2002 and 2001 were approximately $6,328 and $7,707, respectively.

Under the percentage of completion method revenue is recognized on these contracts as work progresses during the period, based on the amount of actual cost incurred during the period compared to total estimated cost to be incurred for the total contract. Management reviews these estimates on a regular basis and the effect of any change in cost estimates are reflected in cost of sales in the period in which the change is identified. If the contract is projected to create a loss, the entire estimated loss is charged to operations in the period such loss first becomes known. A number of internal and external factors affect our cost of sales estimates, including labor rates and efficiency variances, material usage variances, delivery schedules and testing requirements. Additionally, as inventory items increase in age, obsolete and excess items are charged to cost of sales when such determination is made. While we believe that the systems and procedures used by MECAR, coupled with the experience of its management team, provide a sound basis for our estimates, actual results may differ from management’s estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

The company adopted the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles with definitive lives and other costs. As of September 30, 2002, the Company has $10,704 of goodwill recorded in “Other assets” on the Condensed Consolidated Balance Sheet.

In conjunction with the implementation of the new accounting rules for goodwill, the Company completed a goodwill impairment analysis as of the end of fiscal year 2001 and found no impairment. As required by the new rules, the Company will perform a similar review annually, or earlier if indicators of potential impairment exist. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. If market conditions in

Allied Research Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED

September 30, 2002

(Thousands of Dollars)

(Unaudited)

Critical Accounting Policies—Continued

the Company’s related businesses fail to meet expectations or are unfavorable or there is a change in the Company’s business model, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill in future periods.

For intangible assets with definitive lives, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of September 30, 2002, the Company had $4,225 of non-goodwill intangible assets recorded in “Other assets,” which includes patents, customer lists, etc. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to reflect the impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the assets or the related business segment. An impairment could result if the underlying technology fails to gain market acceptance, products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

Inventories are stated at the lower of cost or market. Cost is determined based on a first-in, first-out basis. The Company’s inventory includes raw materials, work-in-process and finished goods of $8,307 as of September 30, 2002. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. The write-down is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. If actual market conditions are different than anticipated, “Cost of sales” in the Condensed Consolidated Statement of Operations may be different than expected in the period in which more information becomes available.

The Company is subject to taxation from federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and is based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The Company believes that it has recorded adequate liabilities and frequently reviews them for adequacy.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets.

Allied Research Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED

September 30, 2002

(Thousands of Dollars)

(Unaudited)

Revenue

Allied Research had revenue of $75,130 in the first nine months of 2002, which was 8% higher than its revenue in the first nine months of 2001 of $69,694. This increase was attributable to the additions of Microwave, Titan and SeaSpace and the Euro currency’s improved parity with the US dollar.

	Revenue by Segment
	1st Nine Months 2002		1st Nine Months 2001

		Percentage		Percentage
	Amount	of total	Amount	of total

Ordnance & Manufacturing	$51,429	68%	$54,962	79%
Electronic Security	22,271	30%	14,732	21%
Environmental Safety & Security	1,336	2%	—	—
Software, Training & Simulation	94	—	—	—

Allied Research had revenue of $30,806 in the third three months of 2002, which was 15% higher than its revenue in the third three months of 2001 of $26,847.

	Revenue by Segment
	3rd Three Months 2002		3rd Three Months 2001

		Percentage		Percentage
	Amount	of total	Amount	of total

Ordnance & Manufacturing	$21,200	69%	$22,077	82%
Electronic Security	8,177	27%	4,770	18%
Environmental Safety & Security	1,336	4%	—	—
Software, Training & Simulation	93	—	—	—

Ordnance & Manufacturing Segment revenue in the first nine months of 2002 decreased from the amount recognized in the comparable period of 2001. MECAR was adversely affected by a previously announced 2002 production delay caused by receipt of defective raw materials. That order was expected to contribute a significant amount of revenue and earnings during the first nine months of 2002, and the delay had a material effect on both second and third quarter financial activity. The delay moved scheduled production on that order into the fourth quarter of 2002.

Electronic Security Segment revenue in the first nine months of 2002 increased from the amount recognized in the comparable period of 2001 due primarily to the addition of Microwave and the Euro currency’s improved parity with the US dollar.

Environmental Safety & Security Segment and Software, Training & Simulation Segment revenue were nominal and reflect the operations of Titan Dynamic Systems since June 6, 2002 and SeaSpace since July 31, 2002.

Backlog

As of September 30, 2002, the Company’s backlog was $209,324 compared to $56,000 at December 31, 2001 and $85,147 at September 30, 2001. The September 30, 2002 backlog consists of approximately $195,705, $10,614, $2,113 and $892 for Ordnance & Manufacturing, Electronic Security, Environmental Safety & Security and Software Training & Simulation Segments, respectively.

Allied Research Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED

September 30, 2002

(Thousands of Dollars)

(Unaudited)

Operating Costs

Cost of sales as a percentage of sales for the first nine months of 2002 was approximately 72% compared with 68% for the same periods in 2001. Cost of sales as a percentage of sales for the third three months of 2002 was approximately 75% compared with 63% for the same periods in 2001. The 2002 increase in the percentage of cost of sales to sales relates to a one-time development contract that added above average gross margin in 2001.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of sales for the first nine months of 2002 was approximately 15% compared with 13% for the same period in 2001. Selling and administrative expenses as a percentage of sales for the third three months of 2002 was approximately 15% compared with 12% for the same period in 2001. The 2002 increase in selling and administrative expenses resulted principally from the addition of Microwave, Titan Dynamic Systems and SeaSpace.

Research and Development

Research and development costs increased in the first nine months of 2002 by 31% over 2001 levels. Research and development costs incurred in the third three months of 2002 increased by 69% over 2001 levels. The increase is primarily attributed to increased development and demonstration activity at a non-Company-owned testing facility by MECAR.

Interest Income

Interest income decreased in each of the first nine months of 2002 and in the third three months of 2002 from 2001 levels principally due to the lower interest rates on deposits.

Interest Expense

Interest expense decreased in the first nine months of 2002 and in the third three months of 2002 from 2001 levels, principally as a result of decreased borrowings at MECAR in 2002.

Other—Net

Other-net primarily represents currency gains/currency losses, resulting from foreign currency transactions at MECAR and the VSK Group for the periods ended September 30, 2002 and 2001.

Pre-Tax Profit

	Pre-Tax Profit by Segment
	1st Nine Months		3rd Three Months
	2002	2001	2002	2001
Ordnance & Manufacturing	$5,321	$10,361	$931	$5,761
Electronic Security	2,680	2,380	1,088	780
Environmental Safety & Security	138	—	138	—
Software, Training & Simulation	(67)	—	(50)	—
Corporate and other	(754)	(1,224)	(563)	(692)

Allied Research Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED

September 30, 2002

(Thousands of Dollars)

(Unaudited)

Pre-Tax Profit – Continued

Ordnance & Manufacturing Segment pre-tax profit for the first nine months and third three months of 2002 decreased from the comparable 2001 periods principally due to two factors. First, during 2001 (particularly the third quarter), MECAR benefited from a one-time contract that added a material amount of revenue and above average gross margin to consolidated 2001 results, which did not occur in 2002. The majority of the products and services associated with the contract were provided to customers by December 31, 2001. Second, as previously discussed, MECAR was adversely affected by a delay in 2002 production due to an unusual raw material defect.

Electronic Security Segment pre-tax profit for the first nine months of 2002 was 13% higher than for the same 2001 period as a result of the addition of Microwave which contributed $458 of the 2002 pre-tax profit. Pre-tax profit for the third three months of 2002 increased from the amount recognized in the comparable period of 2001 due to the addition of Microwave.

Income Taxes

The effective income tax expense in the first nine months of 2002 and 2001 was 45%.

Net Earnings

The Company earned a $3,997 net profit in the first nine months of 2002 compared with $6,368 net profit in the same period of 2001. During the third three months of 2002, the Company earned a $673 net profit compared to 2001’s third three months net profit of $3,203. The decline in 2002 resulted principally from the non-recurrence of MECAR’s 2001 abnormally profitable contract and the 2002 delay in production of a MECAR order due to a raw material defect.

Allied Research Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS—CONTINUED

September 30, 2002

(Thousands of Dollars)

(Unaudited)

Liquidity

Working capital, which includes restricted cash, was approximately $52,499 at September 30, 2002, which is $11,304 greater than the December 31, 2001 level. The increase in working capital is attributable to the sale of the $7,500 convertible subordinated debenture and the Company’s profitable operations in the first nine months of 2002. The Company’s current working capital is required for operations, to support credit facility agreements, to fulfill contractual obligations related to orders, and to continue to implement the Company’s growth plans. On July 31, 2002, the Company acquired SeaSpace, requiring the use of $4,500 of cash in addition to Company stock.

During the first nine months of 2002, the Company funded its operations principally with internally generated cash, a bank financial facility provided solely to the MECAR business unit, and the issuance of the $7,500 convertible debenture. The MECAR bank agreement was amended in March 2002 and now provides MECAR with (i) lines of credit aggregating $12,371 for tax prepayments and working capital and (ii) a $36,130 facility for bank guarantees/bonds that are needed to support a limited number of customer contracts.

On June 28, 2002, the Company sold to an accredited investor $7,500 of an 8% subordinated debenture convertible into shares of the Company’s common stock at $25.00 per share. The investor also acquired warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share.

As of September 30, 2002, the Company had unrestricted cash (i.e., cash not required by the terms of the bank syndicate agreement to collateralize contracts) of approximately $20,635 compared with approximately $10,922 at December 31, 2001. Restricted cash increased by $1,962 during the first nine months of 2002.

Intangibles increased by $7,785 during the first nine months of 2002 due to goodwill and other intangible assets acquired in connection with the Titan Dynamics Systems and SeaSpace acquisitions.

Total liabilities of the Company increased by $20,450 during the first nine months of 2002 primarily due to the issuance of the $7,500 convertible debenture and the increase of $7,203 in customer deposits related to the MECAR orders.

Stockholders’ equity as of September 30, 2002 was positively affected by the improvement of the value of the Euro versus the U.S. dollar during the first nine months of 2002, resulting in a $6,260 adjustment to “Accumulated other comprehensive loss.”

Final testing of the ammunition supplied by MECAR pursuant to the one-time contract which provided above-average gross margins in 2001 is nearing completion of final testing. It is now scheduled to be completed by the end of the first quarter of 2003. The Company continues to believe that its cost provision maintained by MECAR is sufficient to cover future costs for this contract.

The Company continues to explore alternate methods of securing the necessary financial capacity to implement its growth plans. Allied Research’s plans for future growth continues to be in and related to Ordnance & Manufacturing, Electronic Security, Environmental Safety & Security and Software, Training & Simulation.

The Company’s ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of MECAR and the VSK Group, and its ability to successfully integrate Microwave, Titan Dynamics Systems, SeaSpace and any future acquisitions.

Allied Research Corporation

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

September 30, 2002

There have been no material changes in the Company’s interest rate sensitivity and exchange rate sensitivity as reported in the Company’s Form 10-K for the period ended December 31, 2001.

Allied Research Corporation

DISCLOSURE CONTROLS AND PROCEDURES

September 30, 2002

1.	Evaluation of disclosure controls and procedures
Within the 90 days prior to the date of this report, our chief executive officer and our chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

2.	Changes in internal controls
There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we conducted the evaluation.

Allied Research Corporation

September 30, 2002

PART II.    OTHER INFORMATION

Item	6 Exhibits and Reports on Form 8-K

Reports	on Form 8-K

On	July 8, 2002, the Company filed a Form 8-K reporting its $7.5 million convertible debenture financing.

On	August 1, 2002, the Company filed a Form 8-K reporting its acquisition of SeaSpace Corporation.

Allied Research Corporation

September 30, 2002

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002)

3.2	By-Laws (Incorporated by reference from Form 10-Q filed in August 2002)

3.3	Rights Agreement between Allied Research Corporation and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001)

10.1	Employment Agreement between Allied Research Corporation and J. H. Binford Peay, III (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001)

10.2	Employment Agreement between Allied Research Corporation and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001)

10.3	Employment Agreement between Allied Research Corporation and Bruce W. Waddell (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001)

10.4	Employment Agreement between Allied Research Corporation and Charles A. Hasper (Incorporated by reference from Form 8-K filed in August 2001)

10.5	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001 and April 2002)

10.6	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002)

10.7	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002)

10.8	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002)

10.9	Employee Stock Purchase Plan, as amended

10.10	Lease Agreement, as amended

10.11	Form of Indemnity Agreement for Directors and Executive Officers

10.12	International Distribution Agreement

99.1	Certificate Pursuant to U.S.C. Section 1350

Allied Research Corporation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIED RESEARCH CORPORATION

/S/ CHARLES A. HASPER
Date: November 14, 2002	Charles A. Hasper,
Chief Financial Officer and
Treasurer

CERTIFICATION

I, J. H. Binford Peay, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allied Research Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/    J. H. Binford Peay, III
J. H. Binford Peay, III,
Chairman of the Board, President
and Chief Executive Officer

CERTIFICATION

I, Charles A. Hasper, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Allied Research Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
/s/    Charles A. Hasper
Charles A. Hasper,
Chief Financial Officer