Form 10-K
period 2002-12-31
ALLIED DEFENSE GROUP INC
filed 2003-03-27
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 0-2545

THE ALLIED DEFENSE GROUP, INC.

(FORMERLY ALLIED RESEARCH CORPORATION)

(Exact name of registrant as specified in its charter)

Delaware	04-2281015
(State of incorporation)	(I.R.S. Employer Identification No.)

8000 Towers Crescent Drive Suite 260 Vienna, Virginia 22182	(703) 847-5268
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange
Common Stock, $0.10 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ☒  NO  ☐

State the aggregate market value of the voting stock of the registrant held by non-affiliates as of June 28, 2002, the last day of the registrant’s most recently completed second fiscal quarter (For purposes of this determination, only our directors and executive officers have been deemed affiliates):

Common Stock – Par Value $.10	$129,824,510

The number of shares of registrant’s Common Stock outstanding as of March 1, 2003, was 5,474,813.

THIS PAGE INTENTIONALLY LEFT BLANK

ii

iv

ITEM 1. BUSINESS

General

The Allied Defense Group, Inc. (“Allied” or the “Company”) was incorporated in 1961 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988 and subsequently changed its name to The Allied Defense Group, Inc. effective January 2, 2003. Allied‘s strategic defense and security businesses are conducted through MECAR S.A. (“MECAR”), a group of Belgian corporations acquired in 1994, 1995 and 1999 consisting of VSK Electronics, S.A., Tele Technique Generale, S.A., IDCS, S.A. and VIGITEC, S.A. (collectively, the “VSK Group”), News/Sports Microwave Rental. Inc. (“Microwave”), Titan Dynamics Systems, Inc. (“Titan Dynamics Systems”) and SeaSpace Corporation (“SeaSpace”). MECAR is located in Petit-Roeulx-lez-Nivelles, Belgium. The VSK Group operates from several different locations in Belgium. Microwave was acquired on December 31, 2001 and is located in Spring Valley, California. Titan was acquired on June 6, 2002 and is located in Marshall, Texas. SeaSpace was acquired on July 31, 2002 and is located in Poway, California.

Forward Looking Statements

Certain information included in this report or in other materials Allied has filed or will file with the Securities and Exchange Commission (“SEC”) contains or may contain forward-looking statements. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They contain words like “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “may,” “can,” “could,” “might” and other words or phrases of similar meaning in connection with any discussion of future operating or financial performance. Such statements include information relating to anticipated operating results, financial resources, changes in revenues, change in profitability, interest expense, growth and expansion, the ability to produce the liquidity and capital necessary to expand and take advantage of opportunities in the future, and stock market valuations. From time to time, forward-looking statements also are included in Allied’s other periodic reports on Forms 10-Q and 8-K, in press releases and in other material released to the public.

Any or all of the forward-looking statements included in this report and in any other reports or public statements made by the Company may turn out to be inaccurate. This can occur as a result of incorrect assumptions or as a consequence of known or unknown risks and uncertainties. Many factors mentioned in this report or in other reports or public statements made by the Company will be important in determining our future performance. Consequently, actual results may differ materially from those that might be anticipated from our forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995, and all of our forward-looking statements are expressly qualified in their entirety by the cautionary statements contained or referenced in this section.

Description of Business

Allied

Allied provides management, marketing services and government relations for its subsidiaries. In addition, Allied also provides export licensing, procurement and logistic support services for its subsidiaries.

MECAR

MECAR develops, designs, manufactures and sells ammunition and light weapons for military use. Substantially all of MECAR’s revenues are derived from the sale of ammunition which is used with weapons that are generally considered defensive weapons. From time to time, MECAR provides system integration services pursuant to which it purchases and resells weapon systems and/or ammunition manufactured by others.

MECAR designs, develops and manufactures a wide variety of ammunition and grenades in the medium caliber, artillery, anti-tank and anti-personnel categories. The following are the principal products produced and sold by MECAR:

Mortar Ammunition The 81mm family of mortar ammunition has been modernized to compete with the latest generation of this product line. Production quantities of this latest version have already been manufactured and delivered to MECAR customers. The 120mm family is state of the art ammunition for standard field mortars and for the increased performance turreted AMS mortar. The current version of this ammunition has successfully completed qualification with the U.S. Army, together with the 120mm AMS LAV-M(S) system. This system is capable of direct as well as indirect fire. The MECAR ammunition is the only one so far developed that has been designed to perform in the AMS weapon high pressure and acceleration environment.

90mm Weapon Systems for Light Armored Vehicles MECAR has developed and produces complete families of ammunition that include APFSDS, HE, SMK and HESH rounds for the COCKERILL Mk II and III and ENGESA EC-90, and DEFA F1 guns. Over 2,000 of these guns are standard equipment on light APCs in the Far East and South America alone. In the last five years, these families of ammunition have been improved to meet the highest standards of safety and performance.

The 90mm KENERGA Weapon System has been jointly developed by Cockerill Mechanical Systems (“CMI”) and MECAR to provide the modern APC with anti-tank punch similar to that of tanks equipped with 105mm guns, without sacrifice to the range, mobility and maintainability of the light APC. In this partnership, CMI is responsible for the weapon and MECAR for the ammunition. The ammunition family includes the APFSDS, HESH and SMK versions with their corresponding training rounds. This system is currently completing its final phase of qualification by the U.S. Army.

Tank Ammunition MECAR produces the entire range of 105mm rounds of its own design and which perform to NATO requirements, for use in the US M68, UK L7 and French CN105F1 guns. These include the APFSDS, HEAT, HESH and SMK, with their corresponding training rounds. Additionally, it has produced under license the US Army M393A2 HEP-T and M724A1 TPDS-T rounds for the Belgian Army. MECAR has produced 100mm APFSDS rounds for friendly pro western clients in the Far East.

Artillery Ammunition MECAR has produced 155mm HE, SMK(WP) and ILLUMINATING rounds for various customers.

Medium Caliber Round The 25mm APFSDS-T ammunition round is MECAR’s entry into the medium caliber arena.

76mm L23 Ammunition MECAR manufactures HE, HESH and HESH-PRAC ammunition for the L23 guns, which are in service with armored vehicles in several countries in Europe, South America, Africa and the Far East. Even though this is an established weapon, requirements for this ammunition are expected to continue for the next several years.

Universal Bullet Trap Rifle Grenades The universal bullet trap rifle grenade is designed to be light, effective, accurate and simple to use. It is fitted over the muzzle of any standard military rifle with a muzzle outer diameter of 22mm and fired from the shoulder in the normal manner. This method of firing a grenade is made possible by MECAR’s development of the universal bullet trap (“BTU”). The BTU is a device which can be used with all existing makes of steel core or soft core bullets in calibers 7.62mm and 5.56mm, including the latest round (SS109) used in the M-16 rifle. The BTU is fitted within the tail of the grenade. When the bullet is fired, it lodges in the BTU and the expanding gases released by the discharged round propel the grenade to its target. MECAR manufactures several different bullet trap grenades including high explosive fragmentation, anti-personnel, armor piercing, smoke generating, white phosphorus, and parachute flare (night illuminating).

84mm SAKR Recoilless Rifle MECAR developed and manufactures this recoilless rifle and its associated family of ammunition. The SAKR fills the gap between rifle grenades and the 90mm family of guns and ammunition. The SAKR ammunition (HEAT, HE-T and HE-TP-T) is also interoperable with existing 84mm systems.

Hand Grenades. MECAR manufactures the M72 controlled fragmentation hand grenade.

VSK Group

The VSK Group engages in the business of developing, manufacturing, selling, installing and servicing security systems for government and private industry. The systems marketed by the VSK Group include intrusion detection, access control and fire detection systems. The principal products manufactured by the VSK Group are central control panels; the other components are purchased from other vendors. In 1995, the VSK Group acquired all of the outstanding stock of IDCS, S.A., which markets an upscale line of security services products principally in European markets. In late 1999, the VSK Group acquired all of the outstanding stock of VIGITEC, S.A., which markets closed circuit television systems and provides other communications services.

Microwave

Microwave engages in the development of sophisticated microwave surveillance systems used in law enforcement, port security, border security, airport security, high-end commercial security, and citywide surveillance applications. The company’s products and services are used for gathering, transmitting, receiving and processing multiple signals from remote locations. The company develops, assembles and sells electronic technology products and systems for users to operate through the company’s proprietary hardware, software and communication links. Microwave’s systems and products include cameras, command/control systems, video concealments, microwave link solutions, and other sensors. Microwave offers fixed observation/transmit surveillance installations in addition to mobile command centers and airborne camera/tracking/transmit packages.

Titan Dynamics Systems

Titan Dynamics Systems engages in the design, manufacture and sale of battlefield effects simulators. These systems provide soldiers with real time, thermal, audio/visual battlefield effects commonly experienced in wartime to enhance training realism.

Titan Dynamics Systems’ principal product is its Omega 36/B2 battlefield effects simulator. This 36 shot programmable dispenser discharges multiple Titan-produced cartridges that produce various pyrotechnic effects such as flash/bang, colored smokes, air burst, star clusters and missile firing signatures.

SeaSpace

SeaSpace Corporation engages in the design, manufacture, distribution and service of weather and environmental satellite ground reception systems.

Geographic Areas and Industry Segments

See Note V to Allied’s consolidated financial statements for information concerning the geographic areas and industry segments of Allied which information is incorporated herein by reference.

Market and Customers

Allied derives the principal portion of its revenue in the Ordnance and Manufacturing segment from direct and indirect sales to foreign governments and prime contractors, primarily on fixed price contracts. Two agencies of a foreign government and another foreign government accounted for approximately 65%, 1% and 1% in 2002, 47%, 30% and 1% in 2001, and 54%, 23% and 4% in 2000, of Allied’s revenue as detailed in Note Q to Allied’s consolidated financial statements, the provisions of which are incorporated herein.

Ordnance and Manufacturing sales to its principal foreign government customers have historically been made with the assistance of an independent marketing representative. Commencing in early 2000, MECAR designated an affiliate of this representative as its independent distributor/value added reseller (the “Distributor”). The Distributor obtains a contract from the end user customer and subcontracts a portion of the work to MECAR. The products that MECAR produces are sold to the Distributor for resale to the foreign government agencies end users.

Ordnance and Manufacturing products are sold either directly or indirectly to the defense departments of governments. MECAR is regulated by Belgian law regarding the foreign governments with which it may do business.

The sales by MECAR in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. This is due to the normal nature of its business. An order for MECAR’s products is typically for a large quantity and/or a substantial aggregate price, primarily because materials required for the manufacture of the products cannot be economically purchased in small quantities and because of the favorable economies of large volume production. Most of the contracts received by MECAR require delivery in approximately one year. Accordingly, MECAR’s business is dependent upon its ability to obtain such large orders. MECAR frequently accepts smaller orders in an attempt to increase its customer base and efficiently use its manufacturing capacity. MECAR’s products are designed for general military use by a variety of government customers.

When MECAR obtains a contract for the sale of its products, it generally receives down payment(s) and/or letter(s) of credit to be applied to the purchase price upon shipment of the products. In such cases, MECAR is generally required to provide advance payment guarantees and performance bonds issued by its bank syndicate.

MECAR has from time-to-time received foreign military sale (“FMS”) contracts from the U.S. Government for the manufacture of ammunition for the benefit of a foreign government customer. Such contracts may be terminated for convenience by the government or upon default by the manufacturer. The contracts received by MECAR through the FMS system do not require down payments, letters of credit, advance payment guarantees or performance bonds.

In the Electronic Security segment, the VSK Group derives substantially all of its revenue from sales and services to private industry such as banks, hospitals, commercial businesses, office buildings and to local governments. The VSK Group sells some of its products/services directly to the end users; in other instances it sells its systems to independent distributors and resellers for resale to the end users. The customers of the VSK Group are located in Belgium and in neighboring countries. While most of the orders received by the VSK Group are for work which can be completed within one year, it has received multi-year orders for its products and services. VSK Electronics and IDCS sell their products principally in European markets. VIGITEC and Tele Technique Generale sell their products principally in Belgium. Microwave’s customers include U.S. Government agencies as well as state and local law enforcement agencies. The U.S. Government agencies have historically accounted for a majority of Microwave’s revenues.

The Environmental Safety and Security segment’s customers include numerous users with need for mission-critical weather and environmental information, including scientists/researchers, universities, military forces and commercial users.

In the Software, Training & Simulation segment, customers include a number of Army, National Guard and Marine Corps ranges and training centers.

Marketing

Most of the marketing activities of the Ordnance and Manufacturing segment are handled by MECAR’s staff of sales engineers and executive personnel. In addition, MECAR advertises in trade journals and participates in trade shows. MECAR is also represented by marketing representatives in different markets and has designated a Distributor for indirect sales to its principal end user customers.

The marketing activities of the Electronic Security segment are handled principally by executive management and the staff of sales personnel of the VSK Group and Microwave. Marketing activities of the VSK Group outside of Belgium are conducted by independent distributors. In addition, the Electronic Security segment advertises in trade journals and participates in trade shows.

Environmental Safety & Security markets its products in the United States principally through its executive management and its sales personnel. Marketing activities outside of the United States are conducted by independent distributors, supported by SeaSpace executive management and sales personnel.

Software, Training & Simulation markets its products principally through its executive management.

Research and Development

In the Ordnance and Manufacturing segment, the development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 2002, 2001 and 2000, MECAR expended $292,356, $500,904 and $736,764, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems.

The Electronic Security business requires continuous investment in research and development to update and enhance its security systems. The VSK Group and Microwave employ staffs of design engineers specialized in the field of both electronic hardware and software. During 2002, 2001 and 2000, the Electronic Security segment expended $1,328,748, $1,003,358 and $846,307, respectively, on research and development.

The Environmental Safety & Security and Software, Training & Simulation Segments expended minimal amounts for research and development.

Suppliers and Materials

In the Ordnance and Manufacturing segment, production of ammunition requires an ample supply of chemicals, pyrotechnic materials, metal component parts and casings. MECAR generally attempts to ensure that several vendors will be available in the open market to compete for all supply contracts. However, once the development phase is complete and the design has been stabilized for certain products, the continued availability of supplies can become critical to its ability to perform a particular contract. MECAR seeks to protect itself against shortages and similar risks by planning alternative means of production, by producing internally, and by monitoring the availability and sources of supplies. MECAR depends upon major suppliers to provide a continuous flow of such components and materials where in-house capability does not exist, and has generally found such materials and supplies to be readily available.

In the Electronic Security segment, each of the VSK Group and Microwave relies upon a number of select subcontractors to supply the requisite electronic hardware for its security systems. To date, each entity has found such subcontract materials to be readily available.

In the Environmental Safety & Security segment, SeaSpace uses a variety of high quality vendors to produce various hardware components and subsystems. Adequate numbers of vendors exist for all significant components and subsystems. Software is developed in-house with existing technical staff.

The Software, Training & Simulation segment, Titan has adequate numbers of suppliers for most components. If a vendor change or addition is required, additional time and funds may be required to evaluate and certify vendors prior to use. In the past, this has not been a critical problem.

Backlog

As of December 31, 2002 and December 31, 2001, Allied had backlog orders believed to be firm, after giving effect to the percentage of completion method of accounting, of approximately $156.8 million and $56.0 million, respectively. A substantial portion of the backlog of orders as of December31, 2002 is expected to be filled in 2003. The December 31, 2002 backlog was as follows:

Ordnance and Manufacturing	-	$143.0 million
Electronic Security	-	10.6 million
Environmental Safety & Security	-	2.0 million
Software, Training & Simulation	-	1.2 million

Competition

The munitions business is highly competitive. MECAR has a number of competitors throughout the world, including the United States. Many of its competitors are substantially larger companies with greater capital resources and experience. Many of its competitors have existing relationships with governments and countries in which MECAR markets its products. For example, many countries will only acquire ammunition and other military items from vendors located in said countries. In many other countries, it is important to have an independent marketing representative. Competition is mainly based upon accessibility to potential markets, technical expertise, quality, capabilities of the product, price and ability to meet delivery schedules.

The nature of the competition encountered by the Electronic Security segment depends upon the sub-segment of the security systems business. In the development and manufacturing area, there are a number of larger competitors, many with greater financial resources than the VSK Group. In the installation and services area, the VSK Group competes with a number of smaller, local competitors.

Microwave competes with niche suppliers of specialized security products as well as much larger companies with substantially greater financial and other resources.

Competition in the Environmental Safety & Security segment is vigorous but usually limited to fewer than a dozen suppliers, some of which are substantially larger than SeaSpace. Barriers to entry are significant and competition often hinges on customer satisfaction, risk associated with trying a new supplier on mission-critical applications, technical capability and price.

The U. S. battlefield effects simulator market where Titan competes is relatively small and served by an entrenched, substantially larger competitor. Historically, the market does not attract new entrants. Titan has superior technology that should permit it to gain a substantially larger share once required government testing and certification is completed. That testing is underway. Certification should also accelerate penetration in foreign markets.

Personnel

As of December31, 2002, Allied, MECAR, the VSK Group, Microwave, SeaSpace and Titan had 579 full and part-time employees as follows:

ALLIED
Salaried employees	8

MECAR
Technical and salaried employees	50
Hourly workers	265
Technical consultants	2

VSK GROUP
Technical salaried employees	120
Hourly workers	23
Part-time employees	5

MICROWAVE
Salaried employees	35
Hourly workers	23

SEASPACE
Salaried employees	32
Hourly workers	6

TITAN
Salaried employees	2
Hourly workers	8

The classification of employees noted above for MECAR and the VSK Group is in accordance with Belgian law.

Patents

Microwave holds a patent on a mechanical mast that is a key component of certain security systems it supplies to law enforcement agencies. The patent was granted in 1997. Titan holds patents on its weapon discharge simulation system (granted in 1993), its electrostatically dischargeable primer (granted in 1999), its electric impulse cartridge (granted in 2001) and an electric gun (granted in 2002). Neither Allied nor any of its other subsidiaries holds any other significant patents.

Environmental Regulations

Allied does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position.

Principal Customers

MECAR has historically received a large percentage of its revenue from two (2) agencies of a foreign government. See Note Q to Allied’s consolidated financial statements. MECAR now receives contracts for the benefit of these customers via the Distributor and has received contracts for the benefit of these customers via the FMS program.

Available Information

Our principal Internet address is www.allieddefensegroup.com. We make available free of charge on www.allieddefensegroup.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In addition, you may request a copy of these filings (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

The Allied Defense Group, Inc.

8000 Towers Crescent Drive

Suite 260

Vienna, Virginia 22182

(703) 847-5268

ITEM 2. PROPERTIES

Allied’s principal executive offices are located in Vienna, Virginia, where it leases approximately 3,700 square feet of office space. The lease expires in September, 2007.

MECAR’s principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which was occupied by MECAR in 1989. The manufacturing area is approximately 112,000 square feet and the administration facility is approximately 28,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. MECAR also owns 600 acres in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was previously used as a test range. MECAR ceased its use of the Ardennes firing range in 2001. MECAR is now utilizing other test ranges, including a test range owned by the Belgian Army, although it is also exploring the prospects of securing the use of a new test range.

Throughout 2002, MECAR operated using one full and two partial shifts. MECAR is currently operating near its productive capacity.

The VSK Group operates from owned facilities containing approximately 49,400 square feet. Such facilities are currently operating at approximately 75% of productive capacity.

Microwave operates from a leased office, production and warehouse facility consisting of approximately 8,400 square feet in Spring Valley, California. The facility is leased on a month to month basis and is currently operating at approximately 80% of productive capacity.

SeaSpace operates from a leased office consisting of 14,000 square feet in Poway, CA. The lease expires in June, 2009 and the facility is currently operating at approximately 70% of production capacity.

Titan Dynamics Systems operates from a leased office and manufacturing facility consisting of approx 3,800 square feet in Marshall, TX. The facility is currently operating at approximately 50% of productive capacity.

Capital expenditure programs for facilities and equipment planned in 2003 will require funding of approximately $2.3 million.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal proceedings, other than ordinary routine litigation incidental to Allied’s business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject. See Note M to Allied’s consolidated financial statements for a description of one pending suit against the VSK Group.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 22, 2002, the Company held a special meeting of stockholders. At the meeting, the Company’s stockholders approved an amendment to the Company’s Certificate of Incorporation, as amended, to change the name of the Company to The Allied Defense Group, Inc. The following votes were cast in connection with such approval:

For	Against	Abstain
4,574,704	8,836	4,391

PART II

ITEM 5. MARKET FOR STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Allied’s Common Stock has been listed for trading on the American Stock Exchange (“AMEX”) since September 15, 1992.

Its AMEX trading symbol is ADG. Its media listing is under the symbol Allied Defense. The table below shows the high and low sales prices of Allied’s Common Stock during 2002 and 2001 (as reported by AMEX):

2002	High	Low
1st Quarter	$24.99	$13.58
2nd Quarter	$28.04	$19.55
3rd Quarter	$25.37	$18.60
4th Quarter	$20.75	$14.20

2001	High	Low
1st Quarter	$ 8.94	$ 6.15
2nd Quarter	$ 9.31	$ 7.30
3rd Quarter	$16.59	$ 7.80
4th Quarter	$19.70	$11.20

Stockholders

There were approximately 1,167 holders of record of the Common Stock of Allied as of March 1, 2003.

Dividends

Allied paid a 5% stock dividend in November, 1992 to holders of record of its Common Stock on October 15, 1992. Cash was paid in lieu of the issuance of fractional shares. There have been no subsequent dividends declared or paid by Allied.

The payment of dividends is within the discretion of Allied’s Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including earnings, capital requirements, operating and financial condition, and any contractual limitation then in effect. In this regard, MECAR’s bank syndicate agreement requires the maintenance by MECAR of minimum financial covenants, which effectively restricts the amount of dividends we may pay from MECAR’s assets.

Stock Issuances

On June 6, 2002, Allied acquired all of the outstanding capital stock of Titan Dynamics Systems in exchange for consideration which included 28,889 shares of unregistered Common Stock. The Company issued another 55,556 unregistered shares of its Common Stock in satisfaction of an obligation of Titan Dynamics Systems.

In late June 2002, the Company issued to a single institutional investor for $7.5 million a debenture convertible into shares of its Common Stock and a stock purchase warrant as further discussed under Equity Compensation Plan Information below.

On July 31, 2002, Allied acquired all of the outstanding capital stock of SeaSpace in exchange for consideration which included 197,731 shares of unregistered Common Stock. The Company issued another 10,894 unregistered shares of its Common Stock in satisfaction of an obligation of SeaSpace.

All shares issued in these transactions were exempt from registration pursuant to Section 4(2) of the Securities Act. Allied has registered the shares issued in the Microwave and SeaSpace acquisitions as well as the shares issuable to the institutional investor in the convertible debenture issuance for resale by such stockholders.

Equity Compensation Plan Information

The following table provides information about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of December 31, 2002, including the 2001 Equity Incentive Plan, the 1997 Incentive Stock Plan, the 1992 Employee Stock Purchase Plan, the 1984 Incentive Stock Option Plan and the 1991 Outside Directors Stock Option Plan (all of which have been approved by the Company’s stockholders), as well as rights to acquire shares of the Company’s Common Stock granted to an unaffiliated institutional investor in connection with a $7.5 million convertible debenture issued by the Company to the investor.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column
Equity compensation plans approved by security holders	531,000	$12.81	459,187
Equity compensation plans not approved by securities holders	315,000	$25.18	—

Total	846,000	$17.42	459,187

The following paragraphs describe the material features of the potential 315,000 share issuance described above.

In late June, 2002, the Company sold for $7.5 million a convertible debenture and a stock purchase warrant to a single institutional investor. The debenture bears interest at the rate of eight percent (8%) per year, payable on January 1 and July 1 of each year. The debenture matures in ten (10) equal monthly principal installments of $750,000 commencing June 28, 2003. The Company can elect to pay principal and/or interest in cash and/or in registered shares of Common Stock at a ten percent (10%) discount to the market price at the time(s) of the payments.

The investor can choose to convert all or a portion of the principal amount outstanding into shares of Common Stock at any time before maturity. The debenture is convertible into 300,000 shares of common stock at a fixed conversion price of $25.00 per share. In the event that the Company sells shares of Common Stock at a price less than $25.00 per share, the fixed conversion price of the debenture generally shall be reduced based on a weighted average adjustment (subject to certain exceptions). The debenture also contains anti-dilution provisions for stock dividends, stock splits or combinations and reclassifications. Further, Allied can elect to pay principal and and/or interest in registered shares of Common Stock at a ten percent (10%) discount to the then current market price of the Common Stock. In any of these events, the number of shares of Common Stock available to the institutional investor may exceed 300,000 shares.

The warrant is exercisable for a total of 15,000 shares of Common Stock at an exercise price of $28.75 payable in cash. The warrant is exercisable until June 28, 2006. The number of shares issuable upon exercise and the exercise price are subject to adjustment in the event of stock dividends, stock splits, combinations or reclassifications of Common Stock as well as sales of shares of Common Stock at less than $25.00 per share (subject to exceptions).

ITEM 6 SELECTED FINANCIAL DATA

The selected consolidated financial data below have been derived from our audited financial statements. You should read the following table in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included elsewhere in the annual report on Form 10-K. The historical results presented below are not indicative of any future results. The following selected financial data relates to Allied’s consolidated financial position and results of operations for 2002, 2001, 2000, 1999 and 1998:

	2002	2001	2000	1999	1998
	(000’s omitted except per share amounts)
Revenues	$130,866	$96,947	$107,743	$59,033	$133,078
Earnings (loss) from
— continuing operations	10,672	10,367	8,705	(3,282)	8,629
— discontinued operation	—	—	517	(746)	437

Net earnings (loss)	10,672	10,367	9,222	(4,028)	9,066

Earnings (loss) per share
Basic:
— continuing operations	2.01	2.11	1.79	(0.68)	1.83
— discontinued operation	—	—	0.11	(0.16)	0.09

Net income (loss)	2.01	2.11	1.90	(0.84)	1.92

Diluted:
— continuing operations	1.92	2.10	1.79	(0.68)	1.81
— discontinued operation	—	—	0.11	(0.16)	0.09

Net income (loss)	1.92	2.10	1.90	(0.84)	1.90

Total assets	168,168	86,784	87,636	60,131	101,635

	2002	2001	2000	1999	1998
	(000’s omitted except per share amounts)
Long-term debt obligations and redeemable preferred stock	7,272	3,110	3,529	3,081	4,154
Cash dividends declared per common share	—	—	—	—	—

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Allied provides management services to its subsidiaries. Allied’s consolidated statements have eliminated all significant intercompany transactions. The following discussion refers to the financial condition, liquidity and results of operations of Allied on a consolidated basis unless otherwise stated.

Allied operates in four (4) principal segments – MECAR’s development and production of ammunition and weapon systems (“Ordnance & Manufacturing”); the manufacture, distribution and service of industrial security products conducted by the VSK Group and Microwave (“Electronic Security”), Titan Dynamics Systems’ development and sale of Battlefield Effects Simulators (“Software, Training & Simulation”) and SeaSpace’s production and sale of weather and environmental satellite ground reception systems (“Environmental Safety & Security”).

In 1999, Allied reorganized its European holdings. A Belgium holding company, ARC Europe, S.A., now owns all of the capital stock of each of MECAR and the VSK Group. In March, 2000, Allied sold all of the stock of Barnes & Reinecke, Inc. (“BRI”).

Allied earned net profits of $ 10.7 million ($2.01 per share – basic and $1.92 per share-diluted) in 2002 compared to net profits of $10.4 million ($2.11 per share-basic and $2.10 per share—diluted) in 2001 and net profits from continuing operations of $8.7 million ($1.79 per share-basic and diluted) in 2000.

Forward-Looking Statements

As set forth in Item 1 of this report, this Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections about the Company and the industries in which it operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include substantial reliance on MECAR’s principal customers to continue to acquire MECAR’s products on a regular basis; the cyclical nature of the Company’s military business; rapid technological developments and changes and the Company’s ability to continue to introduce competitive new products and services on a timely, cost effective basis; the ability of the Company to successfully continue to expand its business base; the mix of products/services; domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; general risks associated with doing business outside the United States including, without limitation, import duties, tariffs, quotas and political and economic instability, the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in government regulations; liability and other claims assorted against us; the ability to attract and retain qualified personnel; and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company’s future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates; general domestic and international economic conditions including interest rate and currency exchange rate fluctuations; increasing competition by foreign and domestic competitors, including new entrants; and other Future Factors.

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

We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. This method is used by MECAR, Microwave, and SeaSpace for substantially all of their sales contracts. Approximately 92%, 80% and 81% of consolidated revenue was recognized under the percentage of completion method during 2002, 2001 and 2000, respectively. The value of contracts in process at December 31, 2002 and 2001 were $56.7 million and $30.6 million and the gross margin recognized on these contracts through December 31, 2002 and 2001 were approximately $10.3 million and $11.1 million, respectively.

Under the percentage of completion method revenue is recognized on these contracts as work progresses during the period, based on the amount of actual cost incurred during the period compared to total estimated cost to be incurred for the total contract. Management reviews these estimates on at least a quarterly basis and the effect of any change in cost estimates are reflected in cost of sales in the period in which the change is identified. If the contract is projected to create a loss, the entire estimated loss is charged to operations in the period such loss first becomes known. A number of internal and external factors affect our cost of sales estimates, including labor rates and efficiency variances, material usage variances, delivery schedules and testing requirements. Additionally, as inventory items increase in age, obsolete and excess items are charged to cost of sales if the economic conditions of the future sales potential of that inventory warrant a charge. While we believe that the systems and procedures used by the subsidiaries, coupled with the experience of their management teams, provide a sound basis for our estimates, actual result will differ from management’s estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

The company adopted the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles with definitive lives and other costs. As of December 31, 2002, the Company has $10.6 million of goodwill recorded in “Other assets” on the Condensed Consolidated Balance Sheet.

In conjunction with the implementation of the new accounting rules for goodwill, the Company completed a goodwill impairment analysis in the 4th quarter of 2002 and did not determine that an impairment charge to earnings was required. As required by the new rules, the Company will perform a similar review each year, or earlier if indicators of potential impairment exist. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. If market conditions in the Company’s related businesses fail to meet expectations, if they become unfavorable, if it causes the entities business model to negatively change or if it negatively impacts revenue or cost, the Company may incur charges for the impairment of goodwill in future periods.

For intangible assets with definitive lives, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of December 31, 2002, the Company had $4.1 million of intangible assets with definitive lives recorded in “Other assets,” which includes patents, customer lists, trademarks, etc. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to reflect the impairment of these assets. The impairment is based on the estimated discounted cash flow associated with the assets or the related business segment. Impairment could result if the underlying technology fails to gain market acceptance, if the products fail to gain expected market acceptance or if the market conditions in the related businesses are unfavorable.

Inventories are stated at the lower of cost or market. Cost is determined based on a first-in, first-out basis. The Company’s inventory includes raw materials, work-in process and finished goods of $9.4 million as of December 31, 2002. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. The write-down is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required.

The Company is subject to taxation by federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are normally determined within nine months after the financial statements have been published. The Company believes that it has recorded adequate liabilities and reviews those balances on a quarterly basis.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance is established for the amount of the deferred tax assets that are determined not to be realizable. Accordingly, if the Company’s prospects or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment will be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets.

Acquisitions

In June and July, 2002, Allied acquired all of the outstanding capital stock of Titan and SeaSpace in exchange for aggregate consideration of 293,070 shares of Common Stock and cash of $5.0 million. Allied used the purchase method of accounting to account for these acquisitions. Accordingly, the results of Titan and SeaSpace are included in the Company’s consolidated financial statements since the date of each acquisition. The purchase price for each acquisition was apportioned to the acquired assets and liabilities at fair value. The excess purchase price over estimated fair value of the net assets acquired was recorded as goodwill. In accordance with the transition provisions of SFAS 142, goodwill related to these acquisitions is not being amortized. Other intangible assets acquired in these acquisitions were recorded at fair value and are being amortized over their useful lives.

Trends In Operations

The Ordnance & Manufacturing and Electronic Security segments continued to be the major contributors to the profitability of the Company in 2002. The Environmental Safety & Security and Software, Training & Simulation segments were added in the second and third quarters of the current year and had a minor positive impact on the profits generated during 2002. The Company is evaluating further expansion in each segment via strategic acquisitions.

MECAR operated its facilities throughout 2002 without any operational capacity issues, although continued growth could require MECAR to seek additional capacity in both plant and labor. The majority of MECAR’s revenues resulted from orders from its traditional customer base. The unit was awarded a United States Foreign Military Sales contract for the benefit of one of their customers that will continue to have an impact on revenue and profit over the next 24 months. MECAR’s gross margin declined in 2002 from the record levels achieved in 2001 due to a one-time development contract which had a very favorable impact on 2001 results.

The VSK Group recorded another profitable year in 2002. The business unit contributed approximately $21.1 million in revenue and $2.1 million in net income to consolidated activity.

Three new units impacted operations during the year. Microwave was acquired by the Company on December 31, 2001 and produced a full year’s worth of activity in 2002. The unit generated $10 million in revenue and $0.2 million in net income during the first year of full operations. Microwave anticipates significant growth over the next several years as the demand for its integrated surveillance solutions accelerates to meet the needs of national, state and local law enforcement agencies and for homeland defense. Titan and SeaSpace were acquired in June and July, respectively, in 2002 and combined contributed slightly over $4 million in revenue and $0.2 million in net income. Orders activity within Microwave is heavily dependent on the timeliness of the Department of Homeland Security reorganization as well as the congressional budget approval process which authorizes operational funds for that particular department. During the fourth quarter of 2002, Microwave experienced a softening of orders attributed to the above-mentioned Homeland Security reorganization. The company expects that the congressional funding process for Homeland Security will be completed during 2003 and Microwave will be an active participant on government contracts issued by agencies within the Department.

In future periods, Allied’s operations will continue to be materially impacted by MECAR’s ability to obtain orders from its current customer base, by MECAR’s ability to expand into other international markets, by Allied’s ability to successfully diversify into other strategic business segments.

Trends In Liquidity And Capital Resources

In June 2002, the Company sold a convertible debenture and stock purchase warrant for $7.5 million. Approximately $5 million of the proceeds were used by the Company to complete the Titan and SeaSpace acquisitions with a portion of the remaining funds directed to support the working capital needs of Microwave and Titan. The debenture is repayable in ten (10) monthly installments beginning in mid-2003 and is expected to be repaid from Allied cash and/or dividends received from MECAR and/or the VSK Group.

Future cash flow will be generated from internal operations and financial support from the European bank syndicate. SeaSpace has access to a Working Line of Credit in the amount of $1.5 million that is available to sustain short term working capital needs. Allied has made additional investments in Microwave to support its working capital as a result of the delay in receipt of Homeland Security orders. The parent company is financially supported by management fees received by each subsidiary and by dividends primarily from MECAR and VSK. Allied received approximately $9.1 million in fees and dividends from it operating subsidiaries in 2002.

For the long term, the generation of positive cash flow from core operations will depend upon MECAR’s ability to continue to receive orders from its traditional customer base, the ability of MECAR to maintain positive operating margins and the ability of Allied to strategically expand its business segments.

Liquidity

Working capital, which includes restricted cash, was approximately $60 million at December 31, 2002, which is an increase of $18.8 million from the December 31, 2001 level. The increase in working capital is attributed to the sale of the $7.5 million convertible subordinated debenture and the Company’s profitable operations in 2002. The Company’s current working capital is required for operations, to support credit facility agreements, to fulfill contractual obligations related to orders, and to continue to implement the Company’s growth plans.

During 2002 and 2001, Allied funded its operations principally with internally generated cash, with the issuance of a convertible debenture and a European credit facility that was renewed in the first quarter of 2002 that gave MECAR access to approximately $50 million of short term credit and bank guarantees.

On June 28, 2002, the Company sold to an accredited investor $7.5 million of an 8% subordinated debenture convertible into shares of the Company’s common stock at $25.00 per share. The investor also acquired warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share.

Accounts receivable at December 31, 2002 increased over 2001 levels by $8.9 million principally due to higher sales in the fourth quarter of 2002, which included activity from Microwave, Titan and SeaSpace. Accounts receivable of Microwave, Titan and SeaSpace totaled $4.5 million at the end of 2002. Costs and accrued earnings on uncompleted contracts increased by $36.4 million from year-end 2001 levels as a result of increased amounts of work-in-progress at the end of 2002. Inventories increased by $3.2 million from 2001 levels, primarily from the additions of Microwave, Titan and SeaSpace. Fair value of foreign exchange contracts increased primarily as a result of the larger nominal amounts of hedge contracts outstanding in 2002 and the stronger Euro in relation to the U.S. dollar. The asset is offset by an identical deferred credit in current liabilities. Intangibles increased from 2001 levels due to the Titan and SeaSpace acquisitions.

MECAR typically obtains orders for its ammunition and weapon systems that require credit facilities to provide import letters of credit, advance payment guarantees and performance bonds. These needs have been met in the last few years via agreements with a five member international bank syndicate of which the lead bank is based in Belgium. While the bank syndicate agreement provides that MECAR is responsible to repay the syndicate for amounts paid by the banks pursuant to the guarantees/bonds, the financial terms stipulate that all such obligations be secured, in part, by a cash pledge. At December 31, 2002, MECAR’s lenders had issued $18.3 million of guarantees/performance bonds and MECAR had pledged $7.4 million of cash.

The bank syndicate agreement provides the banks the right to review and approve each proposed MECAR contract before agreeing to provide the necessary letters of credit, guarantee and/or bond. While management believes that it will be able to finance additional MECAR contracts using the bank syndicate structure, there can be no assurance that such financing will be unconditionally and permanently provided.

The bank syndicate agreement provides (i) lines of credit aggregating $13.2 million for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts of $38.6 million. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions.

The revised bank agreement, as executed in March of 2002, eliminates most restrictions on cash transfers by MECAR to Allied or other Allied group companies. However, the new agreement imposes two new financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of December 31, 2002, MECAR was not in violation of either of these two bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets and add a second mortgage on MECAR’s facility. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.

MECAR has a mortgage loan with one member of its bank pool and this loan is guaranteed by a foreign government agency. The outstanding balance was approximately $1.0 million at December 31, 2002. Principal and interest payments on the mortgage loan extend through January, 2004, and the loan includes a prepayment penalty clause.

The VSK Group operated throughout 2002 solely from cash generated from normal business activity. The VSK Group is obligated on several mortgages and other long-term obligations with December 31, 2002 balance aggregating $0.8 million.

Microwave & Titan operated in 2002 from cash generated from operations and cash infusions by Allied. SeaSpace operated in 2002 from cash generated from operations.

On January 1, 1999, eleven member countries of the European Union adopted the Euro as their common legal currency and established fixed conversion rates between their existing sovereign currencies and the Euro. Commencing January 1, 2002, the participating countries introduced Euro notes and coins and began to withdraw all other existing currencies from circulation.

Allied will continue to evaluate all issues involving the introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance becomes available. Based on current information and Allied’s current assessment, Allied does not expect that the Euro conversion will have a material and adverse effect on its business or financial condition.

In September 1998, Allied’s Board of Directors authorized the purchase of up to 200,000 shares of Allied’s common stock. During 2000 and 1999, Allied repurchased 75,688 and 22,600 shares of its common stock in market transactions. The Company did not repurchase shares in 2002 or 2001 and does not anticipate repurchasing shares of Company stock in calendar year 2003.

Allied’s ability to cover its anticipated future operating, debt servicing and capital requirements is dependent upon its ability to generate positive cash flow from the operations of its subsidiaries and to be able to dividend a portion of available cash back to the parent company.

Capital Resources

Allied spent $6.3 million in 2002 on capital equipment as compared with $3.1 million in 2001 and $3.9 million in 2000, respectively. The expenditures in 2002 were primarily for operating machinery and building upgrades. Management currently anticipates that it will spend approximately $2.3 million, across all the operations, on capital expenditures in 2003 for additional upgrades to its facilities and equipment. A majority of the capital expenditures for 2003 are planned for MECAR and will be spent on production equipment. The planned capital additions will be denominated in Euros and will be financed by the existing credit facility or new lease facilities negotiated by each business unit.

Contractual Obligations and Commercial Commitments

As described herein and in the notes to the consolidated financial statements, Allied has contractual obligations and commercial commitments that may affect its financial condition. However, based on management’s assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of Allied, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material adverse effect on Allied’s financial condition or results of operations.

The following table identifies material contractual obligations as of December 31, 2002:

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Long-Term Debt	$1,295,263	$537,362	$587,067	$102,157	$68,677
Capital Lease Obligations	5,357,694	1,377,805	2,565,010	1,293,376	121,503
Convertible Debenture	7,500,000	5,250,000	2,250,000	—	—
Operating Leases	2,359,200	337,200	674,400	675,600	672,000
Unconditional Purchase Obligations	—	—	—	—	—

Total Contractual Obligations	$16,512,157	$7,502,367	$6,076,477	$2,071,133	$862,180

Results of Operations

Allied had revenues from continuing operations of $130.9 million in 2002 compared to $96.9 million in 2001 and to $107.7 million in 2000, respectively. Allied earned profits from continuing operations of $10.7 million in 2002, $10.4 million in 2001 and $8.7 million in 2000.

The following table sets forth, for the years ended December 31, 2002, 2001 and 2000, certain items from Allied‘s consolidated statements of operations expressed as a percentage of revenue:

	2002	2001	2000
Revenue	100.0%	100.0%	100.0%
Cost and expenses
Cost of sales	69.9	65.2	74.2
Selling and administrative	13.9	12.5	10.0
Research and development	1.2	1.6	1.5

Operating income	15.0	20.7	14.3

	2002	2001	2000
Other income (deductions)
Interest income	0.4	0.7	0.6
Interest expense	(1.1)	(1.7)	(1.4)
Other – net	1.0	(0.3)	0.4

Earnings before discontinued operation and income taxes	15.3	19.3	13.9
Income tax expense	7.1	8.6	5.8

Earnings from continuing operations	8.2	10.7	8.1
Discontinued operation	—	—	0.5

Net earnings	8.2	10.7	8.6

The Company’s operating results are exposed to foreign exchange rate fluctuations as financial results of its European subsidiaries are translated from Euros into U.S. Dollars upon consolidation. As exchange rates vary, revenues and other operating results, when translated by the Company, may differ materially from comparable operating results for prior periods.

The following discussion of the components of the results of operations applies to Allied as a whole unless reference is made to a particular segment.

Revenues

Allied’s consolidated revenues from continuing operations for 2002 increased $33.9 million, or 35%, from the prior year. Revenues from continuing operations for 2001 decreased $10.8 million, or 10%, from 2000 revenues.

	Revenues By Segment
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
	($ Millions)
Ordnance & Manufacturing	$95.3	73%	$77.0	80%	$87.6	81%
Electronic Security	31.3	24%	19.9	20%	20.1	19%
Environmental Safety & Security	4.0	3%	—	—	—	—
Software, Training & Simulation	0.3	—	—	—	—	—

The positive fluctuation within the Ordnance & Manufacturing segment was solely the result of increased activity within MECAR. This included work on the U.S. Foreign Military Sales contract awarded in early 2002. Revenue was slightly affected by a stronger Euro relative to the U.S. Dollar which positively benefited the segment’s results by approximately 6%.

The fluctuation in MECAR’s 2001 revenues from the amount realized in 2000 results principally from a change in MECAR’s revenue base. In 2000, MECAR began to receive subcontracts from a Distributor (as opposed to direct contracts from the end user customer). As a result, in 2001 the majority of non-FMS revenue was through the Distributor subcontracts. These subcontracts generally have lower revenue value than MECAR’s traditional direct end user sales contracts; however, this subcontract arrangement does not reduce the Company’s gross margins since MECAR’s cost of sales is reduced as a result of its agreement with the Distributor.

Electronic Security segment revenues increased by $11.4 million in 2002 and, like the impact within Ordnance & Manufacturing, were affected by the stronger Euro. Microwave was added to the Electronic Security segment in 2002 and contributed $10.3 million to the segment activity.

Revenues for the Environmental Safety & Security and the Software, Training & Simulation segments constitute sales generated by Titan and SeaSpace, respectively. These two units were consolidated into the operations as of June 6 and July 31 respectively and posted a combined $4.3 million in sales for these segments.

Cost of Sales

Cost of goods sold as a percentage of sales for 2002 was approximately 70% compared with 65% for 2001 and 74% for 2000. The increase in production costs relative to those incurred in 2001 was primarily the result of a very favorable development contract in 2001 with above-average margins. A majority of the margins generated by this one contract were recognized during the third and fourth quarters of 2001. The remaining profit on that contract was recognized by MECAR in the first quarter of 2002 and had a small impact on the overall margin activity for the year.

The relative improvement in the cost of sales for goods sold in 2001 compared to 2000 resulted primarily from productivity improvements and the increase in the subcontracts awarded via the Distributor as explained under “Revenues” – both within Mecar. Certain fees, selling expenses and other customer related expenses in connection with direct sales to customers are not incurred on Distributor subcontracts.

Selling and Administrative Expenses

Selling and administrative expenses increased by $6.1 million from the prior year. The increase was due primarily to the additions of Microwave, Titan and SeaSpace. Administrative costs at MECAR and VSK only increased $0.4 million from 2001. Microwave was consolidated on a full-year basis while Titan and SeaSpace were second and third quarter 2002 additions. The effect of the elimination of goodwill amortization, as a result of the implementation of SFAS 141, was immaterial to consolidated activities during the year. In prior years, the amortization costs were associated with goodwill balances maintained by ARC Europe and VSK.

Selling and administrative expenses increased by 12% in 2001 over expenses incurred in 2000. The increase was due to increased employment related charges at the parent company and increased costs associated with the review of acquisition opportunities.

Research and Development

Research and development costs increased by $0.1 million from 2001, primarily due to a full-year of activity of Microwave. The costs incurred by Titan and SeaSpace were immaterial to the overall results. However, the Company expects that costs will increase at a modest rate for Microwave, Titan and SeaSpace in future periods.

Research and development costs incurred in 2001 decreased by 5% from the 2000 level as a result of a portion of the Mecar R & D staff being diverted to work on production projects.

Interest Income

Interest income decreased in the current year by $0.1 million. The decrease was a result of lower rates and less interest earned on cash principally at Mecar.

Interest income was essentially unchanged during the periods 2000 through 2001.

Interest Expense

Interest expense was lower in the current year by $0.3 million. The decrease was a result of lower interest charges on outstanding bank debt at Mecar, offset by interest costs associated with the convertible debenture issued in June.

Interest expenses incurred in 2001 increased by approximately 9% compared to the amount incurred in 2000 and were largely due to increased borrowings at MECAR.

Other – Net

Other-Net results were $1.3 million in 2002 (gain) and $0.3 in 2001 (loss). The 2002 results primarily included currency gains based on the strength of the Euro within the European community over the past fifteen months. The Euro is the base currency for the European operating units.

Pre-Tax Profit From Continuing Operations

	Pre-Tax Profit (Loss) By Segment
	2002	2001	2000
	($ Millions)
Ordnance & Manufacturing	$16.4	$17.4	$12.7
Electronic Security	3.9	3.5	2.9
Environmental Safety & Security	0.5	—	—
Software, Training & Simulation	(0.2)	—	—
Corporate and Other	(0.6)	(2.2)	(0.6)

As described above, MECAR’s pre-tax profit was affected by the lack of a similar development contract in 2002 to replace the effect that contract had on operations in 2001. Approximately 95% of the revenue and profits on that development contract were recorded in 2001.

The net profits for 2002 within the Electronic Security Segment were slightly higher in the current period compared to the prior year. A portion of the improvement was due to lower production costs and the effects of a favorable exchange rate. Profits at Microwave also contributed to the increase. Electronic Security’s pre-tax profit increase in 2001 from its 2000 level was due to increased operating margins at the VSK Group as a result of production efficiencies and lower administrative expenses.

Pre-tax profit (loss) for the Environmental Safety & Security segment and the Software, Training & Simulation segment are comprised of pre-tax profit (loss) from operations of SeaSpace and Titan, respectively, from their dates of acquisition. The activities from the two segments had an immaterial impact on pre-tax profits in 2002. The results for these two segments should show improvement in subsequent quarters at a modest rate of growth.

Income Taxes

The effective income tax expense attributable to continuing operations in 2002, 2001 and 2000 was 46%, 45% and 42%, respectively, primarily due to foreign rate differentials and permanent tax differences. The statutory tax rate for the European subsidiaries is expected to be reduced by the Belgium parliament from 40.17% to 33.99% and should become effective for 2003.

Net Earnings From Continuing Operations

The Company earned profits of $10.7 million, $10.4 million and $8.7 million in 2002, 2001 and 2000, respectively, from continuing operations.

Discontinued Operations

All results from discontinued operations reported by Allied relate to the operations of BRI and have been reported net of income tax expense or benefits. The Company’s 2000 profit of $0.5 million from discontinued operations is principally comprised of gain on the sale of BRI.

Impact of Year 2000

Through March 1, 2003, the Company has not experienced any significant problems related to the Y2K issue.

Recent Accounting Pronouncements

See Note A to Allied’s consolidated financial statements for a description of recently issued accounting pronouncements. Except for the elimination of periodic amortization of goodwill and the substitution therefore of periodic goodwill impairment testing, Allied does not anticipate that any of such pronouncements will have a material impact on its financial results.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Allied manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies.

At year-end 2002, Allied had approximately $14.2 million of fixed-rate indebtedness. Allied has not entered into any interest rate swaps or other derivatives with respect to its indebtedness.

Cash available for investment is typically invested in short term funds, which generally mature in 30 days or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company’s practice to hold these investments to maturity.

Assuming year-end 2002 variable rate debt and cash available for investment, a one percent change in interest rates would impact net interest income by less than $0.1 million.

Exchange Rate Sensitivity

Allied maintains operations in several foreign countries. Approximately 89% of the Company’s revenue from continuing operations was derived from operations outside the United States. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. Allied uses foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates associated with some, but not all, of its contracts in which the expenses for providing services are incurred in currency other than the functional currency of Allied’s foreign subsidiaries or payments on contracts are made by the customer in another currency. The objective of these contracts is to hedge fixed obligations to reduce the effect of foreign currency exchange rate fluctuations on Allied’s foreign subsidiaries’ operating results.

Additionally, Allied’s consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Allied subsidiaries’ local currency and the U.S. dollar will affect the translation of such subsidiaries’ financial results into U.S. dollars for purposes of reporting the consolidated financial results. Allied does not hedge these matters because cash-flows from international operations are generally re-invested locally. It is estimated that a 10% change in the value of the Euro would impact reported net earnings by approximately $1.2 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information and data required by this Item are set forth in the pages indicated in Item 15(a) (1) and (2).

(See Note U to Allied’s consolidated financial statements for supplementary quarterly financial data required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ALLIED

Directors

The following are the directors of Allied:

J. H. Binford Peay, III, age 63, became a director in April, 2000 and was elected Chairman of the Board, President and Chief Executive Officer in January, 2001. General Peay retired in 1997 as Commander in Chief, United States Central Command, with responsibility for operations in some 20 countries throughout Africa, the Middle East, Persian Gulf and South Asia. Previously, he was Vice Chief of Staff, U.S. Army. General Peay is currently a director of United Defense Industries, Inc., and a Trustee of the National Defense University. Previously, he had also been a trustee of Virginia Military Institute Foundation and the George C. Marshall Foundation. General Peay has resigned as Chief Executive Officer as of June 1, 2003 to become Superintendent of the Virginia Military Institute. He will remain as Chairman of the Board.

John G. Meyer, Jr., age 58, became a director in January, 2003 when he was also elected as President of the Company. He served as Executive Vice President and Chief Operating Officer since January, 2001. He will succeed General Peay as the CEO on June 1, 2003. Mr. Meyer previously retired from the U.S. Army having served as its most senior Public Affairs Officer during his last four (4) years of military service.

J. R. Sculley, age 62, became a director of Allied in 1991 and currently serves as Chairman Emeritus. He served as Chairman of the Board and Chief Executive Officer from December, 1992 until September, 1999; from April 1992 until December 1992 he served as President and Chief Operating Officer of Allied. Between 1989 and April, 1992, Mr. Sculley was Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, and, prior thereto, was Assistant Secretary of the Army (Research, Development and Acquisition).

Clifford C. Christ, age 55, became a director of Allied in 1993. He has been the President and Chief Executive Officer of NavCom Defense Electronics, Inc., a defense electronics company, since 1988.

Harry H. Warner, age 67, became a director of Allied in early 1996. Throughout the last five years, Mr. Warner has been a self-employed financial consultant, investor and real estate developer. He is president of the George C. Marshall Foundation and is also a director of Chesapeake Corporation and Virginia Management Investment Corporation, a registered investment advisor.

Ronald H. Griffith, age 64, became a director of Allied in April, 2000. Mr. Griffith is Executive Vice President and Chief Operating Officer of MPRI, Inc., a professional services company, since 1998. Formerly, he served as Vice Chief of Staff of the U.S. Army.

Gilbert F. Decker, age 65, became a director of Allied in June, 2002. Mr. Decker is a consultant to companies in the defense and aerospace industries. He previously served as Executive Vice President of Engineering and Production at Walt Disney Imagineering as well as Assistant Secretary of the Army for Research, Development and Acquisitions. Mr. Decker is currently on the board of directors of Alliant Techsystems, Inc. and Anteon International Corporation.

Executive Officers

The following are the executive officers of Allied:

J. H. Binford Peay, III serves as Chairman of the Board and Chief Executive Officer.

John G. Meyer, Jr. was elected President in January, 2003 and previously served as Executive Vice President and Chief Operating Officer.

Bruce W. Waddell, age 56, was elected Vice President for Strategic Planning and Corporate Development in January, 2001. He served as a director of Allied from April, 2000 through mid-January, 2001. Previously, Mr. Waddell was President of The Stonebridge Group, Inc., a management consulting firm specializing in strategy and business development. He previously held management positions with Avery Dennison and in General Electric’s defense and lighting businesses.

Charles A. Hasper, age 48, was elected Treasurer and Chief Financial Officer in August, 2001. Previously, Mr. Hasper served as a partner in CK Capital Partners, an investment banking firm.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors and Executive Officers.

The following table sets forth information concerning all compensation accrued for services rendered in all capacities to the Company and its subsidiaries during the years ended December 31, 2002, 2001 and 2000, to the chief executive officer of Allied and to other executive officers of Allied whose total annual salary and bonus exceeds $100,000:

SUMMARY COMPENSATION TABLE

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus[1]	Other Annual Compensation[2]	Securities Underlying Options/ SARs (#)	All Other Compensation[3]

J. H. Binford Peay, III,	2002	$312,500	$150,637	$69,007	100,000	$0
Chairman of the Board, President and Chief Executive Officer	2001	$300,000	$150,000	$67,685	100,000	$86,250

[1]	Cash and stock bonuses approved, on an annual basis, by the Compensation Committee. Mr. Peay was awarded a stock grant in 2002 in the amount of $33,450. In 2001, the Compensation Committee awarded Messrs. Meyer, Waddell and Hasper with stock grants based on performance objectives issued during the year of $20,000. Stock grants were not awarded to these same officers in 2002.
[2]	The costs include premiums on life insurance policies. The Company compensated Mr. Peay in the amounts of $69,007 and $67,685, in 2002 and 2001 respectively, for a $1 million life insurance policy.
[3]	Stock grants were awarded to Messrs. Peay, Meyer, Waddell and Hasper as part of the employment agreements each executed in 2001.

	Annual Compensation				Long-Term Compensation Awards
Name and Principal Position	Year	Salary	Bonus[1]	Other Annual Compensation[2]	Securities Underlying Options/ SARs (#)	All Other Compensation[3]
John G. Meyer, Jr., Executive	2002	$196,667	$58,625	$2,322	40,000	$0
Vice President and Chief Operating Officer	2001	$160,000	$76,000	$0	40,000	$21,563

Bruce W. Waddell,	2002	$158,750	$48,672	$2,322	40,000	$0
Vice President for Strategic Planning and Corporate Development	2001	$145,000	$69,000	$0	40,000	$21,563

Charles A. Hasper, Treasurer	2002	$160,000	$49,008	$810	40,000	$0
and Chief Financial Officer	2001	$66,667	$48,000	$0	40,000	$22,525

Options Grants in Last Fiscal Year

The following table contains information concerning the stock option grants made to each of the named executive officers for the fiscal year ended December 31, 2002.

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price ($/Share)	Expiration Date	5% ($)	10% ($)
J. H. Binford Peay, III	100,000	46%	$16.40	12/31/12	$1,031,387	$2,613,738
John G. Meyer, Jr.	40,000	18%	$16.40	12/31/07	$181,241	$400,495
Bruce W. Waddell	40,000	18%	$16.40	12/31/07	$181,241	$400,495
Charles A. Hasper	40,000	18%	$16.40	12/31/07	$181,241	$400,495

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the SEC’s rule. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year-End Values

The following table sets forth information concerning option exercises and option holdings by each of the named executive officers for the fiscal year ended December 31, 2002.

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying/ Unexercised Options /SARsValue		Value of Unexercised In-the-Money Options/SARs at FY-End ($) (1)
			Exercisable (#)	Unexercisable (#)	Exercisable	Unexercisable
J. H. Binford Peay, III	—	—	46,500	160,000	$466,188	$810,200
John G. Meyer, Jr.	—	—	16,000	64,000	$158,720	$324,080
Bruce W. Waddell	—	—	16,000	64,000	$158,720	$324,080
Charles A. Hasper	—	—	16,000	64,000	$152,640	$314,960

(1)	Represents the closing price per share of the underlying shares on the last day of the fiscal year less the option exercise price multiplied by the number of shares. The closing price per share was $18.55 on the last trading day of the fiscal year as reported on the AMEX.

Director Compensation

Directors who are employees of Allied receive no additional compensation for serving as a director.

Each non-employee director (an “Outside Director”) is compensated for service as a director, including as a member of committees of the Board, at the rate of $1,000 per month; an award of 1,000 shares of Common Stock on each July 1 and an award as of each July 1 of an option to acquire 6,500 shares of common stock (commencing in 2000). As Chairman Emeritus, Mr. Sculley is entitled to an additional $500 per month.

In 1992, the Board of Directors of Allied adopted the Allied Research Corporation Outside Directors Retirement Plan (the “Directors Retirement Plan”) to provide retirement benefits for long-standing Outside Directors. Under the Directors Retirement Plan, Outside Directors are eligible for a retirement benefit if they retire from the Board and have served as a member of the Board for a minimum of five (5) years. An eligible Outside Director who retires from the Board is entitled to receive, commencing on the last day of the first month following the month in which the director attains age seventy (70), monthly payments equal to the monthly cash compensation received from Allied at the time the director terminated service in such capacity. Such payments will cease upon the earlier of the expiration of a period of time equivalent to the period of time the director served as a member of the Board or the death of the director. The Directors Retirement Plan was suspended in 2001. Messrs. Christ, Warner and Sculley are entitled to receive benefits under the Plan upon their retirement from the Board for prior service. No further benefits have accrued or will accrue under the Plan since its suspension in 2001.

In 1991, the Board of Directors of Allied adopted the Outside Directors Stock Option Plan (the “Directors Option Plan”). None of the options granted pursuant to the Directors Option Plan are intended to qualify as incentive stock options under Sections 422 through 424 of the Internal Revenue Code. Options for an aggregate of 26,000 shares were granted under the Directors Option Plan in 2001 to Allied’s Outside Directors. The Directors Option Plan expired in 2001. In 2002, options for an aggregate of 32,500 shares were granted under the 2001 Equity Incentive Plan to Allied’s Outside Directors.

In 2002, Mr. Sculley was paid approximately $80,000 in satisfaction of his post-employment severance entitlement. Mr. Sculley is entitled to annual payments of $80,000 through 2005.

Employment Contract and Change-In-Control Arrangements

General Peay’s employment agreement provides for an annual salary of $325,000 and the potential to earn an annual bonus up to 50% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of General Peay’s employment, he will be entitled to receive his annual salary, bonus and benefits for a period of up to three (3) years following the termination of employment. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of General Peay. General Peay has resigned his position as Chief Executive Officer as of June 1, 2003.

Mr. Meyer’s employment agreement provides for an annual salary of $200,000 and the potential to earn an annual bonus up to 35% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of Mr. Meyer’s employment, he will be entitled to receive his annual salary for one year following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Meyer.

Mr. Waddell’s employment agreement provides for an annual salary of $160,000 and the potential to earn an annual bonus up to 35% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of Mr. Waddell’s employment, he will be entitled to receive his annual salary for one year following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Waddell.

Mr. Hasper’s employment agreement provides for an annual salary of $160,000 and the potential to earn an annual bonus up to 35% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of Mr. Hasper’s employment, he will be entitled to receive his annual salary for one year following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Hasper.

Mr. Sculley’s employment with Allied terminated in September, 1999. He is entitled to post-employment payments of $80,000 per year through 2005. Such amounts are subject to acceleration upon a change of control of Allied.

In June, 2001, the Board of Directors of Allied adopted a new shareholder rights plan (the “Rights Plan”). The Rights Plan provides each stockholder of record on a dividend distribution one “right” for each outstanding share of Allied’s common stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquirer has purchased or has the right to acquire 15% or more of Allied’s common stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 15% or more of the outstanding common stock of Allied. All rights held by an acquirer or offeror expire on the announced acquisition date, and all rights expire at the close of business on May 31, 2011. Each right entitles a stockholder to acquire at a stated purchase price, 1/100 of a share of Allied’s preferred stock which carries voting and dividend rights similar to one share of its common stock. Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of Allied’s common stock (or in certain circumstances, cash, property or other securities of Allied) at a price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder may elect to acquire one-half of the common stock available under the second option. The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Rights Plan. At the discretion of a majority of the Board and within a specified time period, Allied may redeem all of the rights at a price of $.01 per right. The Board may also amend any provisions of the Rights Plan prior to exercise.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of Allied consists of Messrs. Harry H. Warner, Ronald H. Griffith and J. R. Sculley. Mr. Sculley was formerly Chairman of the Board and President of Allied.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following information is furnished with respect to any person who is known to Allied to be the beneficial owner of more than five percent (5%) of its Common Stock and is based upon the most recent filings made by the undersigned with the Securities and Exchange Commission:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class [1]
Common	Bricoleur Capital Management, LLC[2] 12230 El Camino Rd., Ste. 100 San Diego, CA 92130	512,900 Owned directly	8.9%
Common	FMR Corp.[3] 82 Devonshire Street Boston, MA 02109	445,000 Owned directly	8.4%
Common	Dimensional Fund Advisors, Inc.[4] 1299 Ocean Ave., 11th Floor Santa Monica, CA 90401	310,400 Owned directly	5.4%
Common	Riverview Group, LLC[5] 666 Fifth Avenue New York, New York 10103	315,000 Owned directly	5.0%

[1]	Based upon 5,474,813 shares of common stock outstanding plus 283,332 shares which may be acquired within sixty (60) days pursuant to outstanding stock options plus 315,000 shares which may be issued within sixty (60) days pursuant to a convertible debenture and stock purchase warrant.
[2]	Bricoleur Capital Management, LLC (“Bricoleur”) filed an amended Schedule 13G with the SEC on February 13, 2003. This Schedule 13G states that Bricoleur beneficially owned 512,900 shares of Common Stock as of December 31, 2002.
[3]	FMR Corp. and its wholly-owned subsidiary, Fidelity Management & Research Company (“Fidelity”), Edward C. Johnson, 3rd and Abigail P. Johnson, jointly filed an amended Schedule 13G with the SEC on February 13, 2002. This Schedule 13G states that Fidelity Low-Priced Stock Fund owned 445,000 shares of Common Stock as of December 31, 2001.
[4]	Dimensional Fund Advisors, Inc. (“Dimensional”), a registered investment advisor, filed an amended Schedule 13G with the SEC on February 10, 2003. This Schedule 13G states that Dimensional is deemed to have beneficial ownership of 310,400 shares, all of which shares are owned by advisory clients of Dimensional. Dimensional disclaims beneficial ownership of all such shares.
[5]	Riverview Group, LLC has the right to acquire up to 315,000 shares within sixty (60) days pursuant to its convertible debenture and stock purchase warrant

The following information is furnished as of March 1, 2003, with respect to the beneficial ownership by management of Allied’s Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class [1]
Common	J. H. Binford Peay, III	128,421[2] Owned directly	2.1%
Common	John G. Meyer, Jr.	46,879[3] Owned directly	*
Common	Harry H. Warner	38,500[4] Owned directly	*
Common	Clifford C. Christ	31,500[5] Owned directly	*
Common	J. R. Sculley	64,900[4] Owned directly	1.1%
Common	Ronald H. Griffith	22,500[4] Owned directly	*
Common	Gilbert F. Decker	7,500[5]	*
Common	All executive officers and directors as a group (9)	406,082[6] Owned directly	6.7%

Allied is aware of no arrangement the operation of which may at a subsequent date result in a change in control of Allied.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Mr. Sculley’s employment with the Company terminated in September, 1999. During 2002 and 2001, the Company paid Mr. Sculley approximately $80,000 and $100,000, respectively, in satisfaction of his post-employment severance entitlement. He is entitled to post-employment payments of $80,000 per year through 2005. Such amounts are subject to acceleration upon a change of control of the Company.

[1]	Based upon 5,474,813 shares of common stock outstanding plus 283,332 shares which may be acquired within sixty (60) days pursuant to outstanding stock options plus 315,000 shares which may be issued within sixty (60) days pursuant to a convertible debenture and stock purchase warrant.
[2]	Includes stock options for 99,833 shares which may be exercised within sixty (60) days.
[3]	Includes stock options for 37,333 shares which may be exercised within sixty (60) days.
[4]	Includes stock options for 19,500 shares which may be exercised within sixty (60) days.
[5]	Includes stock options for 6,500 shares which may be exercised within sixty (60) days.
[6]	Includes stock options for 270,332 shares which may be exercised within sixty (60) days.
*	Less than 1%

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

Within the ninety (90) days prior to the date of this report, our chief executive officer and our chief financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the date we conducted the evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

For the purposes of complying with the amendments to the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes, as follows, which undertaking shall be incorporated by reference into Allied’s Registration Statements on Form S-8:

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

(a)(1) Financial Statements:

(a)(2) Financial Statement Schedules:

The following financial statement schedules are included in Part IV of this report:

(a)(2)(a) As of December 31, 2002 and 2001 and for the three years ended December 31, 2002:

Schedule I – Condensed Financial Information of Allied	F-36
Schedule II – Valuation and Qualifying Accounts	F-39

(a)(3) Exhibits:

Exhibit No.	Description of Exhibits
3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).

3.2	By-Laws (Incorporated by reference from Form 10-Q filed in August 2002).

3.3	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).

10.1	Employment Agreement between Allied and J. H. Binford Peay, III (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001).

10.2	Employment Agreement between Allied and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001).

10.3	Employment Agreement between Allied and Bruce W. Waddell (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001).

10.4	Employment Agreement between Allied and Charles A. Hasper (Incorporated by reference from Form 8-K filed in August 2001).

10.5	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001 and April 2002).

10.6	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).

10.7	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).

10.8	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002).

10.9	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.10	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.11	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).

10.12	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002).

21	List of Subsidiaries

23	Consent of Independent Certified Public Accountants

99.1	Certificate Pursuant to U.S.C. Section 1350

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the fourth quarter of 2002.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

No annual report or proxy material has as yet been sent to Allied’s stockholders, although it is expected that an annual report and proxy material will be furnished to Allied’s stockholders subsequent to the filing of this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

By:	/s/ J. H. BINFORD PEAY, III
J. H. Binford Peay, III, Chairman of the Board and Chief Executive Officer

Date: March 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

		By:	/s/ JOHN G. MEYER, JR.
John G. Meyer, Jr., President and Chief Operating Officer
Date:	March 26, 2003

		By:	/s/ CHARLES A. HASPER
Charles A. Hasper, Treasurer and Chief Financial Officer
Date:	March 26, 2003

		By:	/s/ GRESFORD B. GRAY
Gresford B. Gray, Director of Accounting
Date:	March 26, 2003
**********

/s/ J. R. SCULLEY
J. R. Sculley, Director
Date:	March 26, 2003

/s/ CLIFFORD C. CHRIST
Clifford C. Christ, Director
Date:	March 26, 2003

/s/ HARRY H. WARNER
Harry H. Warner, Director
Date:	March 26, 2003

/s/ RONALD H. GRIFFITH
Ronald H. Griffith, Director
Date:	March 26, 2003

/s/ Gilbert F. Decker
Gilbert F. Decker, Director
Date:	March 26, 2003

CERTIFICATION

I, J. H. Binford Peay, III, certify that:

1.	I have reviewed this annual report on Form 10-K of The Allied Defense Group, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ J. H. BINFORD PEAY, III
Date: March 26, 2003	J. H. Binford Peay, III, Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, John G. Meyer, Jr., certify that:

1.	I have reviewed this annual report on Form 10-K of The Allied Defense Group, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN G. MEYER, JR.
Date: March 26, 2003	John G. Meyer, Jr., President and Chief Operating Officer

CERTIFICATION

I, Charles A. Hasper, certify that:

1.	I have reviewed this annual report on Form 10-K of The Allied Defense Group, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within ninety (90) days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CHARLES A. HASPER
Date: March 26, 2003	Charles A. Hasper, Chief Financial Officer

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2002

FORMING A PART OF

ANNUAL REPORT PURSUANT TO

THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

OF

The Allied Defense Group Inc.

(Formerly Allied Research Corporation)

The Allied Defense Group Inc.

(Formerly Allied Research Corporation)

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

The Allied Defense Group, Inc.

We have audited the accompanying consolidated balance sheets of The Allied Defense Group, Inc. (formerly Allied Research Corporation) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note A to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

We have also audited Schedules I and II for each of the three years in the period ended December 31, 2002. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

/s/ Grant Thornton LLP

Baltimore, Maryland

February 7, 2003

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONSOLIDATED BALANCE SHEETS

December 31,

	2002	2001
ASSETS
CURRENT ASSETS
Cash and equivalents	$14,876,018	$10,921,624
Restricted cash	8,051,916	6,211,977
Accounts receivable	28,564,530	19,655,881
Costs and accrued earnings on uncompleted contracts	56,728,176	20,338,227
Inventories	9,408,739	6,190,410
Deferred tax asset	305,041	—
Fair value of foreign exchange contracts	13,594,789	945,786
Prepaid and other current assets	2,885,453	1,957,105

Total current assets	134,414,662	66,221,010
PROPERTY, PLANT AND EQUIPMENT – AT COST
Buildings and improvements	15,155,667	12,266,314
Machinery and equipment	40,415,265	28,745,743

	55,570,932	41,012,057
Less accumulated depreciation	38,181,356	29,773,427

	17,389,576	11,238,630
Land	1,254,262	1,060,074

	18,643,838	12,298,704
OTHER ASSETS
Intangibles, less accumulated amortization of $3,109,110 in 2002 and $2,768,998 in 2001	14,717,746	7,144,427
Deferred tax asset	—	935,035
Other assets	392,169	184,656

	15,109,915	8,264,118

	$168,168,415	$86,783,832

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONSOLIDATED BALANCE SHEETS – CONTINUED

December 31,

	2002	2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$6,517,499	$2,478,199
Current maturities of long-term debt	1,915,167	1,255,090
Convertible subordinated debenture, current	5,250,000	—
Accounts payable	30,964,273	10,306,055
Accrued liabilities	7,826,222	5,837,855
Customer deposits	5,092,375	2,052,973
Foreign exchange contracts	13,594,789	945,786
Income taxes	3,222,121	2,149,795

Total current liabilities	74,382,446	25,025,753
LONG-TERM OBLIGATIONS
Long-term debt, less current maturities	4,737,790	3,109,873
Convertible subordinated debenture, less current maturities and unamortized discount	2,028,928	—
Deferred compensation	394,147	—
Deferred taxes	110,671	—

	7,271,536	3,109,873
CONTINGENCIES AND COMMITMENTS	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,474,813 in 2002 and 5,129,179 in 2001	547,481	512,918
Capital in excess of par value	24,870,742	17,273,168
Retained earnings	61,344,989	50,672,524
Accumulated other comprehensive loss	(248,779)	(9,810,404)

	86,514,433	58,648,206

	$168,168,415	$86,783,832

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

	2002	2001	2000
Revenue	$130,865,817	$96,947,263	$107,742,815
Cost and expenses
Cost of sales	91,509,072	63,253,073	79,974,464
Selling and administrative	18,193,843	12,108,778	10,818,384
Research and development	1,628,535	1,504,262	1,583,071

	111,331,450	76,866,113	92,375,919

Operating income	19,534,367	20,081,150	15,366,896
Other income (deductions)
Interest income	506,091	644,093	654,504
Interest expense	(1,390,721)	(1,666,068)	(1,524,098)
Other – net	1,300,383	(315,592)	489,392

	415,753	(1,337,567)	(380,202)

Earnings before discontinued operation and income taxes	19,950,120	18,743,583	14,986,694
Income tax expense	9,277,655	8,377,004	6,281,370

Earnings from continuing operations	10,672,465	10,366,579	8,705,324
Discontinued operation – engineering and technical segment	—	—	516,993

NET EARNINGS	$10,672,465	$10,366,579	$9,222,317

Earnings per share
Basic
Continuing operations	$2.01	$2.11	$1.79
Discontinued operation	—	—	.11

Net income	$2.01	$2.11	$1.90

Diluted
Continuing operations	$1.92	$2.10	$1.79
Discontinued operation	—	—	.11

Net income	$1.92	$2.10	$1.90

Weighted average number of common shares:
Basic	5,304,998	4,905,114	4,844,267

Diluted	5,658,274	4,947,260	4,846,399

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

	Preferred Stock, no par value	Common Stock		Capital in excess of par value	Retained earnings	Accumulated other comprehensive (loss) income	Total stockholders’ equity
		Shares	$.10 par value

Balance at January 1, 2000	$—	4,836,722	$483,672	$13,906,739	$31,083,628	$(5,154,474)	$40,319,565
Common stock awards	—	17,000	1,700	139,550	—	—	141,250
Employee stock purchase plan purchases	—	16,930	1,693	126,821	—	—	128,514
Exercise stock options	—	17,500	1,750	126,875	—	—	128,625
Retirement of common stock	—	(75,688)	(7,569)	(610,932)	—	—	(618,501)
Comprehensive income
Net earnings for the year	—	—	—	—	9,222,317	—	—
Currency translation adjustment	—	—	—	—	—	(2,601,696)	—
Total comprehensive income	—	—	—	—	—	—	6,620,621

Balance at December 31, 2000	$—	4,812,464	$481,246	$13,689,053	$40,305,945	$(7,756,170)	$46,720,074
Common stock awards	—	71,400	7,140	575,170	—	—	582,310
Common stock issued	—	184,777	18,478	2,428,522	—	—	2,447,000
Employee stock purchase plan purchases	—	38,538	3,854	281,993	—	—	285,847
Exercise stock options	—	22,000	2,200	298,430	—	—	300,630
Comprehensive income
Net earnings for the year	—	—	—	—	10,366,579	—	—
Currency translation adjustment	—	—	—	—	—	(2,054,234)	—
Total comprehensive income	—	—	—	—	—	—	8,312,345

Balance at December 31, 2001	$—	5,129,179	$512,918	$17,273,168	$50,672,524	$(9,810,404)	$58,648,206
Common stock awards	—	35,964	3,596	784,977			788,573
Common stock issued	—	293,070	29,307	6,443,567			6,472,874
Employee stock purchase plan purchases	—	9,100	910	168,404			169,314
Exercise stock options	—	7,500	750	61,125			61,875
Warrants issued Comprehensive income	—	—	—	139,501			139,501
Net earnings for the year	—	—	—	—	10,672,465		—
Currency translation adjustment	—	—	—	—		9,561,625	—
Total comprehensive income	—	—	—	—	—	—	20,234,090

Balance at December 31, 2002	$—	5,474,813	$547,481	$24,870,742	$61,344,989	$(248,779)	$86,514,433

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2002	2001	2000
Cash flows from (used in) operating activities
Net earnings for the year	$10,672,465	$10,366,579	$9,222,317
Adjustments to reconcile net earnings to net cash from (used in) continuing operating activities
Depreciation and amortization	3,322,178	2,224,844	2,194,654
Gain on sale of subsidiary	—	—	(462,893)
(Income) loss from discontinued operation	—	—	(54,100)
Gain on sale of fixed assets	—	—	—
Deferred income taxes	793,157	(702,243)	2,390,672
Provision for estimated losses on contracts		(329,691)	539,504
Common stock awards	650,573	582,310	141,250
Changes in assets and liabilities
Accounts receivable	(2,572,251)	(494,411)	(4,913,544)
Cost and accrued earnings on Uncompleted contracts	(29,288,574)	12,324,767	(20,925,251)
Inventories	(3,309,175)	1,002,068	(2,633,890)
Prepaid expenses and other assets	531,489	992,182	(1,485,542)
Accounts payable and accrued liabilities	18,801,433	(10,633,608)	10,640,553
Customer deposits	992,784	(3,489,764)	5,283,474
Income taxes	455,488	1,688,021	(81,649)

	(9,622,898)	3,164,475	(9,366,762)

Net cash provided by (used in) continuing operating activities	1,049,567	13,531,054	(144,445)
Cash flows from (used in) investing activities
Capital expenditures	(6,289,857)	(3,108,281)	(3,893,026)
Acquisitions, net of cash acquired	(3,810,510)	(556,181)	—
Proceeds from sale of discontinued operations	—	—	2,822,495
Proceeds from sale of fixed assets	—	129,848	42,911

Net cash used in investing activities	(10,100,367)	(3,534,614)	(1,027,620)

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS—CONTINUED

Years ended December 31,

	2002	2001	2000
Cash flows from (used in) financing activities
Net (decrease) increase in short-term borrowings	3,244,627	(1,058,481)	2,864,172
Deferred Compensation	299,609	—	—
Proceeds from convertible subordinated debenture	7,500,000	—	—
Debenture issue costs	(157,500)	—	—
Principal payments on long-term debt	(1,485,855)	(3,883,738)	(1,082,419)
Proceeds from issuance of long-term debt	2,795,674	1,307,430	1,346,594
Retirement of common stock	—	—	(618,501)
Proceeds from stock purchases	169,315	586,577	257,139
Option exercises	61,875	—	—
Restricted cash and restricted deposits	(774,835)	(3,201,724)	1,497,829

Net cash provided by (used in) financing activities	11,652,910	(6,249,936)	4,264,814
Effects of exchange rates on cash	1,352,284	(395,238)	(1,490,245)

Net increase in cash and equivalents	3,954,394	3,351,266	1,602,504
Cash and equivalents at beginning of year	10,921,624	7,570,358	5,967,854

Cash and equivalents at end of year	$14,876,018	$10,921,624	$7,570,358

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	$534,516	$1,691,880	$1,425,688
Income taxes	9,509,528	6,939,330	6,072,626
Supplemental of Non-Cash Investing and Financing Activities:
Non-cash consideration in connection with business acquisition	$6,473,000	$6,833,311	$—
Warrants issued in conjunction with convertible subordinated debenture	139,500	—	—
Convertible debenture beneficial conversion feature	138,000	—	—

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of The Allied Defense Group Inc. (Allied), a Delaware corporation, and its wholly-owned subsidiaries, ARC Europe, S. A. (ARC Europe), a Belgian company, Allied Research Corporation Limited (Limited), an inactive United Kingdom company, News/Sports Microwave Rental, Inc. (Microwave), a California corporation, Titan Dynamics Systems, Inc., (Titan Dynamics Systems), a Texas corporation, and SeaSpace Corporation (SeaSpace), a California corporation. Microwave, Titan Dynamics Systems and SeaSpace were acquired on December 31, 2001, June 6, 2002 and July 31, 2002, respectively. The results of operations of Microwave, Titan and SeaSpace are included in the consolidated statements of operations subsequent to their respective acquisition dates. The operations of a former subsidiary, Barnes & Reinecke, Inc. (BRI), a Delaware corporation, are classified as discontinued operations.

ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (MECAR), Sedachim, S.I. (Sedachim) and the VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Tele Technique Generale, S.A., I.D.C.S., N.V., Belgian Automation Units, N.V. and Vigitec S.A. (Vigitec).

The Company operates in four (4) principal segments. MECAR engages principally in the development and production of medium caliber tank ammunition and mortars (Ordnance & Manufacturing Segment, formerly the Product Sales Segment). The VSK Group and Microwave engage in the design, manufacture, distribution and service of industrial and law enforcement security products and systems (Electronic Security Segment, formerly the Security Systems & Services Segment). Titan Dynamics Systems engages in the design, manufacture and sale of battlefield effects simulators (Software, Training & Simulation Segment). SeaSpace Corporation engages in the design, manufacture, distribution and service of weather and environmental satellite ground reception systems (Environmental Safety & Security Segment). ARC Europe has no operating activities. Allied, the parent company, that provides management services to its subsidiaries, has no operating activities.

Significant intercompany transactions have been eliminated in the consolidation.

Foreign Currency Translation

The assets and liabilities of ARC Europe, MECAR, the VSK Group and Limited are translated into U.S. dollars at year-end exchange rates. Resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations.

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

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Costs and accrued profits on uncompleted direct and indirect fixed price contracts with foreign governments, direct and indirect U.S. Government foreign military sales contracts, and custom designed domestic security and weather systems, which are billable upon completion, are carried as costs and accrued earnings on uncompleted contracts.

Revenues from the sale of traditional fire and security systems are recognized when the installation is completed, less a provision for anticipated service costs. Security system maintenance contract revenues are recognized over the term of the contract on a straight-line basis. Revenues from service work rendered are recorded when performed.

In the normal course of the Company’s business, it does not bill shipping and handling costs to customers. Shipping and handling costs are included in cost of sales.

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

Intangibles

Intangibles represent goodwill and other intangibles acquired in connection with businesses acquired. The cost of intangibles other than goodwill is amortized to operations on a straight-line basis over their expected lives of three to twenty years. Goodwill acquired prior to July 1, 2001 was amortized through December 31, 2001. Subsequent to such date, and for goodwill acquired subsequent to June 30, 2001, goodwill is not amortized, but is subject to an annual impairment test along with other intangibles, pursuant to the provisions of Statement of Financial Accounting Standards (SFAS) Nos. 141 and 142. SFAS No. 142 was adopted effective January 1, 2002. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators are current and forecasted profitability and cash flow of the related business. There have been no adjustments to the carrying values of intangible assets resulting from these impairment tests.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The following provides comparable effects of adoption of SFAS No. 142 for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Earnings from continuing operations, as reported	$10,672,465	$10,366,579	$8,705,324
Add back goodwill amortization (net of income taxes)	—	137,582	142,837

Adjusted earnings from continuing operations	$10,672,465	$10,504,161	$8,848,161

Earnings from continuing operations per share – basic	$2.01	$2.11	$1.79
Add back goodwill amortization (net of income taxes)	—	.03	.03

Adjusted earnings from continuing operations – basic	$2.01	$2.14	$1.82

Earnings from continuing operations per share – diluted	$1.92	$2,10	$1.79
Add back goodwill amortization (net of income taxes)	—	.03	.03

Adjusted earnings from continuing operations – diluted	$1.92	$2.13	$1.82

Derivative Financial Instruments

Derivative financial instruments are utilized by the Company to hedge certain sales contracts. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

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

Stock-Based Compensation

Compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant.

The following table presents the pro forma decrease in income that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

	2002	2001	2000
Pro forma
Net earnings decrease	$371,363	$142,062	$85,459
Earnings per share decrease
Basic	.07	.03	.02
Diluted	.06	.03	.02

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted average assumptions used in the model were as follows.

	2002	2001
Risk free interest rate	1.82%	4.54%
Expected volatility rate	44.00%	40.00%
Expected lives – years	3	3
Divided yield	—	—

The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

Research and Development

Costs incurred in research and development activities are charged to operations as incurred.

Warranties

The Company grants warranties on certain products for periods varying from one to five years. Provision is made for estimated losses arising from warranty claims on ammunition products as incurred. Provision is made for estimated warranty costs on the sale of security, weather and environmental satellite systems at the time of the sale.

Income Taxes

Income taxes are provided based on the liability method for financial reporting purposes. Deferred and prepaid taxes are provided for on temporary differences in the basis of assets and liabilities which are recognized in different periods for financial and tax reporting purposes.

Earnings Per Common Share

Basic earnings per share amounts have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding options, warrants, and convertible debt calculated using the treasury stock method, unless they are anti-dilutive.

Statement of Cash Flows

For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reclassifications

Certain items in the 2002 and 2001 financial statements have been reclassified to conform to the current presentation.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Newly Issued Accounting Standards

In July, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not anticipate any impact from the adoption of SFAS No. 143 based on current business activity.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. To date, there has been no impact on current business activity.

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

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure: an amendment of FASB Statement No. 123. SFAS 148 allows several methods for an entity to report a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company is evaluating the transition methods allowed under this standard and accordingly, cannot determine the impact of adoption at this time.

The FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 requires guarantors to recognize a liability for the obligation undertaken in issuing certain guarantees. FIN 45’s initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002 and disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company does not anticipate any impact from the adoption of FIN 45 based on current business activity.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities: an interpretation of ARB No. 51. FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements (AC Section C51), for certain entities (known as variable interest entities) that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest. Variable interest entities are required to be consolidated by their primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. A public enterprise applies FIN 46 to variable interest entities in which the enterprise holds a variable interest that it acquired before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. For nonpublic enterprises, FIN 46 applies to variable interests in a VIE created before February 1, 2003 no later than the end of the first annual reporting period beginning after June 15, 2003. The Company does not anticipate any impact from the adoption of FIN 46 based on current business activity.

NOTE B – ACQUISITIONS

Microwave

On December 31, 2001, the Company acquired all the common stock of Microwave in a transaction accounted for as a purchase. This acquisition was undertaken to provide Allied with a strong position in a high-growth segment of the North American Electronic Security market.

The assets acquired in the acquisition of Microwave are summarized below:

Current assets	$2,919,000
Property and equipment	194,000
Goodwill	3,068,000
Intangibles	1,065,000
Other assets	228,000

Cost of acquisition	$7,474,000

The cost of acquisition included cash and expenses of $641,000, a note for $70,000, assumption of $4,316,000 of liabilities, and shares of Allied common stock valued at $2,447,000, based on the market price of the shares. The results of Microwave’s operations have been consolidated since its acquisition on December 31, 2001.

Titan Dynamics Systems

On June 6, 2002, the Company acquired all the common stock of Titan Dynamics Systems in a transaction accounted for as a purchase. This acquisition was undertaken to provide Allied with a strong position in a high-growth segment of the North American Software, Training & Simulation market.

The assets acquired in the acquisition of Titan Dynamics Systems are summarized below:

Current assets	$92,000
Property and equipment	64,000
Goodwill	1,345,000
Intangibles	894,000

Cost of acquisition	$2,395,000

The cost of acquisition included cash and expenses of $144,000, assumption of $368,000 of liabilities, and shares of Allied common stock valued at $1,883,000, based on the market price of the shares. The results of Titan Dynamics Systems’ operations have been consolidated since its acquisition on June 6, 2002.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE B – ACQUISITIONS—Continued

SeaSpace Corporation

On July 31, 2002, the Company acquired all the common stock of SeaSpace Corporation in a transaction accounted for as a purchase. This acquisition was undertaken to provide Allied with a strong position in a high-growth segment of the North America Environmental Safety & Security market.

The assets acquired in the acquisition of SeaSpace are summarized below:

Current assets	$4,245,000
Property and equipment	725,000
Goodwill	3,323,000
Intangibles	2,495,000
Other assets	153,000

Cost of acquisition	$10,941,000

The cost of acquisition included cash of $4,500,000 (including a $250,000 holdback provision), expenses of approximately $51,000, assumption of $1,800,000 of liabilities and shares of Allied common stock valued at $4,590,000, based on the market price of the shares. The results of SeaSpace’s operations have been consolidated since its acquisition on July 31, 2002.

Goodwill arising from these transactions are related to the Software, Training & Simulation and Environmental Safety & Security Segments and are not deductible for tax purposes. The costs of acquisition are subject to adjustments in the event certain contractual provisions are breached.

NOTE C – DISCONTINUED OPERATION

On March 6, 2000, the Company sold the stock of BRI, the engineering and technical segment of its business. Summarized data relating to the discontinued operation of the engineering and technical segment for the year ended December 31, 2000 is as follows:

2000
Results of operations
Revenue	$1,492,501
Income before taxes	72,494
Income taxes	18,394
Net income	54,100
Net gain from discontinued operations
Gain on sale, net of taxes	$462,893
Net income	54,100

$516,993

NOTE D – RESTRICTED CASH

MECAR is generally required under the terms of its contracts for direct and indirect sales to foreign governments to provide performance bonds, advance payment guarantees and letters of credit. The credit facility agreements used to provide these financial guarantees place restrictions on certain cash deposits and other liens on MECAR’s assets. VSK has also pledged certain term deposits to secure outstanding bank guarantees.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE D – RESTRICTED CASH—Continued

Restricted cash of $8,051,916 and $6,211,977 included in current assets at December 31, 2002 and 2001, respectively, was restricted or pledged as collateral for these agreements and other obligations.

NOTE E – ACCOUNTS RECEIVABLE

Accounts receivable at December 31 are comprised as follows:

	2002	2001
Direct and indirect receivables from foreign governments	$15,784,591	$10,198,834
Commercial and other receivables, less allowance for doubtful receivables of $232,156 in 2002 and $106,601 in 2001	12,779,939	9,457,047

	$28,564,530	$19,655,881

NOTE F – PREPAID AND OTHER CURRENT ASSETS

Advance payments on contracts in process in 2002 and 2001 of approximately $818,107 and $1,000,440, respectively, were included in prepaid and other current assets.

NOTE G – INTANGIBLE ASSETS

Intangible assets at December 31 are comprised as follows:

	December 31, 2002			December 31, 2001
Intangible assets subject to amortization	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Capitalized Software	$713,027	$108,968	$604,059	$190,000	—	$190,000
Customer Lists	2,247,000	172,280	2,074,720	275,000	—	275,000
Patents	1,494,000	58,864	1,435,136	600,000	—	600,000

Total	$4,454,027	$340,112	$4,113,915	$1,065,000	—	$1,065,000
Goodwill	13,372,829	2,768,998	10,603,831	8,848,425	2,768,998	6,079,427

Total	$17,826,856	$3,109,110	$14,717,746	$9,913,425	$2,768,998	$7,144,427

Consolidated amortization expense related to intangible assets, excluding goodwill, for 2002 and 2001 was $340,112 and $0, respectively. Intangible assets are being amortized over lives ranging from 3 to 17 years for a weighted average life of 12 years.

The goodwill, net of amortization of $10,603,831 at December 31, 2002 is comprised of $5,936,073 related to the Electronic Security Segment, $3,322,525 related to the Environmental Safety & Security Segment and $1,345,233 related to the Software, Training & Simulation Segment.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE H – CREDIT FACILITY

The Company is obligated under various credit agreements (the Agreements) with Mecar’s foreign bank syndicate that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% based on bonds and guarantees outstanding. These fees are charged to interest expense. As of December 31, 2002, guarantees and performance bonds of approximately $18 million remain outstanding.

Advances under the Agreements are secured by restricted cash of approximately $8.1 million at December 31, 2002. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $24 million on MECAR’s assets. Certain Agreements provide for the maintenance of certain net worth levels and other provisions.

NOTE I – ACCRUED LOSSES ON CONTRACTS

The Company provided for accrued losses of $312,716 at December 31, 2002 in connection with the completion of certain contracts in progress. These contracts are scheduled to be completed in 2003. Accrued contract losses at December 2001 were $382,385. These amounts are included in accrued liabilities.

NOTE J – LONG-TERM DEBT

Long-term obligations as of December 31 consist of the following:

	2002	2001
Mortgage loan agreements	$1,295,263	$1,547,279
Other	5,357,694	2,817,684

	6,652,957	4,364,963
Less current maturities	1,915,167	1,255,090

	$4,737,790	$3,109,873

Mortgage Loan Agreements

The Company entered into a mortgage loan agreement in 1986, which was amended in 1994, to partially finance the construction of MECAR’s manufacturing and administration facilities in Belgium, which had a balance due of $987,494 at December 31, 2002. The loan matures in January, 2004. As amended, the loan is payable in annual principal installments of $493,747. The loan bears interest at rates ranging from 5.60% to 6.95% per year, is collateralized by a mortgage on the Company’s real estate and includes a prepayment penalty. The Company is also obligated on several mortgages on the VSK Group’s buildings which have a total balance due of $307,769 at December 31, 2002. The mortgages mature at various dates through 2005 in annual installments of approximately $45,000, plus interest at rates ranging from 3.9% to 4.5% per year.

Other

The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2007.

Scheduled annual maturities of long-term obligations as of December 31, 2002 are as follows:

Year	Amount
2003	$1,915,167
2004	1,950,433
2005	1,201,644
2006	865,717
2007	719,996

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE K – CONVERTIBLE SUBORDINATED DEBENTURE

On June 28, 2002 the Company sold to an accredited investor for $7,500,000 (i) an 8% subordinated debenture that is convertible into shares of the Company’s common stock at $25.00 per share, subject to adjustment in the event of certain dilutive events, and (ii) warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share in cash. The debenture bears interest at the rate of 8% per year, payable semi-annually commencing January 1, 2003. The Company may elect to pay the interest in cash or in registered shares of its common stock. The debenture matures in ten (10) equal monthly principal installments of $750,000 commencing June 28, 2003.

The holder of the debenture may choose to convert all or a portion of the principal amount outstanding into shares of the Company’s common stock at any time before maturity. The Company has registered the shares of common stock issuable in the event the holder elects to convert the debenture and exercise of the warrants. The Company has the option to sell to the issuer up to $3.75 million of additional debentures and the holder has the right to purchase up to $3.75 million of additional debentures under certain circumstances.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE L – BENEFIT PLANS

The Company instituted a simplified employee pension plan in 2000 for its domestic staff. Contributions to the plan in 2002, 2001 and 2000 were approximately $105,000, $104,000 and $78,000, respectively.

Under the terms of labor agreements at its Belgian subsidiaries, the Company contributes to certain governmental and labor organization employee benefit and retirement programs.

NOTE M – CONTINGENCIES AND COMMITMENTS

A suit has been filed against one of the VSK subsidiaries in the Belgian courts alleging a breach of a non-compete clause within a teaming agreement executed with a claimant in prior years. The suit demands damages of approximately $770,000. Management intends to vigorously defend this suit and believes that it has meritorious defense to the claim, and therefore no loss provision has been established.

U.S. Government contracts and subcontracts are by their terms subject to termination by the Government or the prime contractor either for convenience or for default. U.S. Government sponsored foreign military sales contracts are subject to U.S. Government review. It is not anticipated that adjustments, if any, with respect to determination of costs under these direct contracts or subcontracts will have a material effect on the Company’s consolidated results of operations or financial position.

MECAR, Microwave and SeaSpace recognize revenues under fixed price contracts using the percentage of completion method. Estimates of total costs at completion are used to determine the amount of revenue earned. The actual costs on these contracts may differ from the Company’s estimate at completion.

The Company enters into foreign exchange contracts in the normal course of business to hedge certain sales contracts. These contracts typically mature within twelve months, and forward exchange gains and losses are recognized upon final maturity or at the time the related foreign currency transaction is recognized. Contracts with a notional amount of $93 million were outstanding as of December 31, 2002 ($32 million at December 31, 2001).

In connection with its commitment to provide management services to its subsidiaries, the Company has entered into consulting and employment agreements with certain management personnel for these subsidiaries. The Company has also entered into employment agreements and consulting agreements with certain domestic management personnel. Certain of these agreements provide for severance payments in the event of termination under certain conditions.

The Company leases domestic office space and equipment under operating leases which expire at various dates through 2007. Certain leases also include escalation provisions for taxes and operating costs. The following is a schedule by year of base rentals due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2002:

Year	Amount
2003	$337,200
2004	337,200
2005	337,200
2006	337,200
2007	337,200

Total rental expense charged to operations approximated $214,000, $136,000 and $137,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE M – CONTINGENCIES AND COMMITMENTS—Continued

The Company’s domestic operations do not provide post employment benefits to its employees. Under Belgian labor provisions, the Company may be obligated for future severance costs for its employees. The Company has provided for known severance costs related to its workforce reductions. After giving effect to prior workforce reductions, current workloads, expected levels of future operations, severance policies and future severance costs, post employment benefits are not expected to be material to the Company’s financial position.

NOTE N – FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2002 and 2001, the Company’s financial instruments include cash, cash equivalents, receivables, accounts payable, borrowings, forward exchange contracts, guarantees and performance bonds. The face value of cash, cash equivalents, receivables and payables approximate their carrying values because of the short-term nature of the instruments. The estimated fair value of the other financial instruments and off-balance-sheet credit obligations are as follows:

	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Notes payable and long-term obligations, including current maturities	$20,843,531	$20,843,531	$6,843,162	$6,843,162
Foreign exchange contracts	18,832,768	18,832,768	945,786	945,786
Off-balance-sheet instruments
Guarantees and performance bonds	—	18,259,000	—	18,000,000
Standby letters of credit	—	2,116,000	—	610,000

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

•	The fair value of notes payable and long-term debt is estimated based on approximate market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The Company believes the aggregate carrying value approximates fair value.

•	The fair value of foreign exchange contracts is based on quoted market prices for the same or similar instruments. At December 31, 2002 ,the total fair value was included in accounts receivable, costs and accrued earnings on uncompleted contracts, and fair value of foreign exchange contracts. At December 31, 2001, the fair value was included in fair value of foreign exchange contracts.

•	Estimated fair values for off-balance-sheet instruments, which include performance bonds and advance payment guarantees are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE O – DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company uses foreign currency future contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. These futures contracts are designated as fair value hedges since they are designed to lock in the net Euros that will be realized when the amounts due under the sales agreement are received. As a matter of policy, the Company does not enter into speculative hedge contracts or use other derivative financial instruments. As of December 31, 2002 futures contracts designated as fair value hedges with a $93 million notional amount were outstanding and the fair value of these contracts was $18.8 million. The Company estimates the fair value of outstanding hedge contracts based on quotes obtained for the derivative contracts. The Company recognizes the fair value of hedge contracts that expire in less than one year as current assets or liabilities. Those that expire in more than one year are recognized as long-term assets or liabilities.

Gains and losses from settlements of derivative contracts are reported as a component of other income. Net changes in the fair value of derivative contracts prior to settlement are also reported as a component of other income. There were no net gains or losses realized during the year ended December 31, 2002 from hedge ineffectiveness, from firm commitments that no longer qualifies as fair value hedges, nor were any amounts excluded from the assessment of hedge effectiveness.

The Company’s foreign exchange forward and option contracts expose the Company to credit risks to the extent that the counter parties may be unable to meet the terms of the agreement. The company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.

NOTE P – CAPITAL STOCK

During 1998, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. During 2000 and 1999, 75,688 and 22,600 shares were reacquired and retired, respectively. No shares were reacquired in 2001 or 2002.

The Company may grant stock options, appreciation rights, incentive options, performance shares and other awards to key executives, management, directors and employees under various plans at prices equal to or in excess of the market price at the date of the grant. The options for common shares generally are exercisable over a five to ten year period and expire up to ten years from the date of grant. At December 31, 2002, options to acquire 531,000 shares of the Company’s common stock were outstanding and 459,187 additional shares were reserved for future issuance under the following plans:

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE P – CAPITAL STOCK—Continued

2001 Equity Incentive Plan

During 2001, the Board of Directors and shareholders approved and reserved 240,000 shares of common stock for awards to key employees of the Company and its subsidiaries. In 2002, the Board of Directors and the shareholders authorized the plan to be increased by 250,000 shares. The plan authorized the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights, restricted stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. In 2002, options to acquire 252,500 shares were granted (135,496 in 2001) and 1,500 shares (1,800 in 2001) were also awarded under the plan. As of December 31, 2002 options to acquire 387,996 shares have been granted. The plan expires in December 2010.

1997 Incentive Stock Plan

During 1997, the Board of Directors and shareholders approved and reserved 225,000 shares of common stock for awards to key employees of the Company and its subsidiaries in the form of stock options and stock awards. The Plan is administered by the Compensation Committee of the Board of Directors, and employees of the Company and its subsidiaries who are deemed to be key employees by the Committee are eligible for awards under the Plan. At December 31, 2002, a total of 224,805 options and shares had been issued under the plan, including 1,205 and 98,104 shares in 2002 and 2001, respectively.

1992 Employee Stock Purchase Plan

During 1993, the Board of Directors and shareholders approved and reserved 525,000 shares for the plan. The plan is voluntary and substantially all full-time employees are eligible to participate through payroll deductions. The purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. The Plan is subject to certain restrictions and the Board may amend or terminate it at any time. During 2002, 2001 and 2000 9,100 38,538 and 16,930 shares, respectively were issued under the Plan and $29,879 $48,410 and $21,822 were charged to operations, respectively. A total of 169,112 shares have been issued under the Plan.

1984 Incentive Stock Option Plan

The Company reserved 315,000 shares of common stock for key employees of the Company and its subsidiaries. The plan permitted option grants through March 31, 1994. At December 31, 2002, options for 13,000 shares remain outstanding.

1993 Outside Directors Compensation Plan

During 1993, the Board of Directors and shareholders approved a plan whereby each director is entitled to receive a cash payment of $1,000 per month, and an annual grant of 1,000 shares of the Company’s common stock while serving as a board member. The Company has reserved 52,400 shares of common stock for the plan which is subject to certain restrictions. The plan will terminate upon the earlier of issuance of all reserved common shares or December 31, 2003. In 2002, 2001 and 2000, the Company granted 5,000, 4,000 and 7,000 shares of common stock subject to the plan and charged $125,000 $32,360 and $52,500 , respectively, to operations. To date, 48,000 shares have been under the plan.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE P – CAPITAL STOCK—Continued

1991 Outside Directors Stock Option Plan

During 1991, the Board of Directors and shareholders approved and reserved 208,000 shares of common stock for the plan. During 2001, the Company granted options to purchase a total of 26,000 shares at $7.88 per share. This plan expired in 2001; therefore, no further grants can be made. At December 31, 2002, options for 45,500 shares remained outstanding.

Other

Stock grants for 52,000 and 48,746 shares of the Company’s common stock were made to various employees during 2001 and 1999, respectively. These shares were issued outside of any existing plan and their value of $416,000 and $487,460, respectively, was charged to operations.

Preferred Share Purchase Rights Agreement

The Board of Directors has adopted a new Preferred Stock Purchase Rights Agreement in 2001. The Agreement provides each stockholder of record a dividend distribution of one “right” for each outstanding share of common stock. Rights become exercisable the earlier of ten days following: (1) a public announcement that an acquiring person has purchased or has the right to acquire 15% or more of the Company’s common stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 15% or more of the outstanding common stock. All rights held by an acquiring person or offeror expire on the announced acquisition date and all rights expire at the close of business on May 31, 2011.

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

Rights also entitle the holder to receive a specified number of shares of an acquiring company’s common stock in the event that the Company is not the surviving corporation in a merger or if 50% or more of the Company’s assets are sold or transferred.

At the discretion of a majority of the Board and within a specified time period, the Company may redeem all of the rights at a price of $.01 per right. The Board may also amend any provision of the Agreement prior to exercise of the rights.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE P – CAPITAL STOCK—Continued

The following table summarizes option activity:

	2002		2001		2000
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	286,000	$8.54	62,000	$7.83	50,750	$7.72
Options granted	252,500	17.51	246,000	8.63	39,000	7.88
Options exercised	(7,500)	8.25	(22,000)	7.45	(17,500)	7.35
Options forfeited	—	—	—	—	—	—
Options expired	—	—	—	—	(10,250)	8.25

Options outstanding at end of year	531,000	$12.81	286,000	$8.54	62,000	$7.83

Option price range at end of year	$7.88 to $25.00		$7.88 to $9.01		$3.75 to $8.25
Option price range for exercised shares	$8.25 to $ 8.25		$3.75 to $8.00		$3.75 to $8.25
Options exercisable at end of year	179,000		102,000		62,000
Weighted-average fair value of options, granted during the year	$7.10		$3.03		$3.57

The following table summarizes options outstanding at December 31, 2002:

Number Outstanding	Exercise Prices	Weighted Average Exercise Prices	Weighted Average Remaining Contractual Life

278,500	$7.88 to $9.01	$8.55	4.84 Years
220,000	$16.40	$16.40	7.38 Years
32,500	$25.00	$25.00	4.56 Years

NOTE Q – MAJOR CUSTOMERS

The Company derives the majority of its revenues directly or indirectly from foreign governments (some of which are through the U.S. government via the Foreign Military Sales program), primarily on fixed price contracts. Direct and indirect sales to two agencies of The Kingdom of Saudi Arabia and Belgium accounted for approximately 65%, 1% and 1% of revenue in 2002, 47%, 30% and 1% of revenue in 2001, and 54%, 23% and 4% of revenue in 2000.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE R – CONCENTRATIONS OF CREDIT RISK

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company’s customer base. The Company generally receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers’ financial condition. The Company’s provision for doubtful accounts for 2001 and 2000 was not significant.

The majority of ammunition sales are to or for the benefit of two agencies of The Kingdom of Saudi Arabia and other foreign governments. MECAR’s ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, MECAR’s business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 2002 and 2001, backlog orders, believed to be firm, from continuing operations, approximated $156.8 million and $56.0 million, respectively.

Amounts in foreign banks at December 31, 2002 and 2001 were approximately $14.8 million and $14.4 million, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company’s financial position and results of operations since the Company has assets and operations in Belgium and sells its products on a worldwide basis.

NOTE S – OTHER – NET

Other income and (expense) included in the Company’s consolidated statements of operations is comprised as follows:

	2002	2001	2000
Net currency transaction gains (losses)	$872,463	$(436,612)	$(42,183)
Miscellaneous – net	427,920	121,020	531,575

	$1,300,383	$(315,592)	$489,392

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE T – INCOME TAXES

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

Earnings (loss) from continuing operations before income taxes is comprised as follows:

	2002	2001	2000
Domestic	$(92,852)	$(1,975,063)	$(572,025)
Foreign	20,042,972	20,718,646	15,558,719

	$19,950,120	$18,743,583	$14,986,694

The	Company’s provision for income taxes is comprised as follows:

	2002	2001	2000
Currently (refundable) payable
Domestic	$1,781,227	$158,644	$(36,379)
Foreign	8,289,585	8,920,896	3,677,622

	10,070,812	9,079,540	3,641,243
Deferred – net	(793,157)	(702,536)	2,640,127

Total attributable to continuing operations	$9,277,655	$8,377,004	$6,281,370
Taxes related to discontinued operation	—	—	18,394

Total tax provision	$9,277,655	$8,377,004	$6,299,764

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE T – INCOME TAXES—Continued

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company’s provision are as follows:

	2002	2001	2000
Taxes at statutory rate	34.0%	34.0%	34.0%
Foreign tax rate differential	6.9	6.8	6.3
Permanent differences	—	2.8	—
Amortization of intangibles	1.2	0.3	1.1
Other	4.4	0.8	(0.9)

Income taxes	46.5%	44.7%	40.5%

Foreign loss carryforwards of $6.6 million were utilized in 2000 for tax reporting purposes.

Foreign tax credit carryforwards of approximately $1,243,000 were available at December 31, 2002, which expire at various dates through 2007.

Deferred tax liabilities have not been recognized for basis differences related to investments in the Company’s Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested, aggregated approximately $57 million at December 31, 2002. Determination of the amount of unrecognized deferred tax liabilities attributable to these unremitted earnings is not practicable.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE T – INCOME TAXES – Continued

Deferred taxes at December 31, 2002 and 2001 are comprised as follows:

	2002	2001
Current deferred tax asset
Inventory	$15,709	$—
Compensation Accruals	171,341	64,032
Valuation adjustments	165,707
Net unrealized exchange loss	—	(11,540)
Other	(47,716)	—

	305,041	52,492
Noncurrent deferred tax asset (liability)
Foreign tax credit carryforwards	1,243,333	270,661
Foreign and domestic net operating loss carryforwards	—	942,812
Depreciation and amortization	(2,348)	21,069
Deferred Compensation	88,695	—
Deferred income	(239,128)	(199,988)
Valuation adjustments	42,110	171,142

Noncurrent deferred tax asset	1,132,662	1,205,696
Valuation allowance	(1,243,333)	(270,661)

Net non-current deferred tax (liability) asset	(110,671)	935,035

Net deferred tax asset	$194,370	$987,527

Deferred tax components are included in the following balance sheet accounts:

	2002	2001
Prepaid expenses and other current assets	$—	$52,492
Current deferred tax asset	305,041
Noncurrent deferred tax asset		935,035
Noncurrent deferred tax liability	(110,671)	—

	$194,370	$987,527

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE U – EARNINGS PER COMMON SHARE

The average outstanding common shares and the stock options used in the basic and diluted earnings per share (EPS) computations are as follows:

	2002		2001		2000
	Income from continuing operations	Net income	Income from continuing operations	Net income	Loss from continuing operation	Discontinued operation	Net loss
Basic EPS
Weighted average number of common shares outstanding	5,304,998	5,304,998	4,905,114	4,905,114	4,844,267	4,844,267	4,844,267

Diluted EPS
Weighted average number of common shares outstanding	5,304,998	5,304,998	4,905,114	4,905,114	4,844,267	4,844,267	4,844,267
Effect of dilutive securities – stock options and convertible debt	353,748	353,748	42,146	42,146	2,132	2,132	2,132

Adjusted weighted average number of common shares outstanding	5,658,746	5,658,746	4,947,260	4,947,260	4,846,399	4,846,399	4,846,399

The incremental shares from assumed conversions of options, totaling 32,500 and 20,500 in 2002 and 2000, respectively, are not included in computing the diluted per share amounts, since inclusion of such shares would be anti-dilutive. In 2002, interest expense net of taxes, of $184,438, was added to net earnings for purpose of computing diluted EPS.

NOTE V – GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

The Company operates in four (4) principal segments. MECAR engages principally in the development and production of medium caliber tank ammunition and mortars (Ordnance & Manufacturing Segment, formerly the Product Sales Segment). The VSK Group and Microwave engage in the design, manufacture, distribution and service of industrial and law enforcement security products and systems (Electronic Security Segment, formerly the Security Systems & Services Segment). Titan Dynamics Systems engages in the design, manufacture and sale of battlefield effects simulators (Software, Training & Simulation Segment). SeaSpace Corporation engages in the design, manufacture, distribution and service of weather and environmental satellite ground reception systems (Environmental Safety & Security Segment).

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE V – GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS—Continued

The	Company’s foreign operations are conducted by MECAR and the VSK Group.

	2002	2001	2000
Revenues from external customers, from continuing operations
Ordnance & Manufacturing	$95,278,706	$77,071,290	$87,610,826
Electronic Security	31,302,231	19,875,973	20,131,989
Environmental Safety & Security	4,031,756	—	—
Software Training & Simulation	253,124	—	—

	$130,865,817	$96,947,263	$107,742,815

Interest expense
Ordnance & Manufacturing	$940,868	$1,574,002	$1,411,723
Electronic Security	52,320	91,911	112,184
Environmental Safety & Security	948	—	—
Software Training & Simulation	—	—	—
Corporate and Other	396,585	155	191

	$1,390,721	$1,666,068	$1,524,098

Interest income
Ordnance & Manufacturing	$232,036	$321,853	$283,745
Electronic Security	192,687	184,742	130,196
Environmental Safety & Security	10,882	—	—
Software Training & Simulation	—	—	—
Corporate and Other	70,486	137,498	240,563

	$506,091	$644,093	$654,504

Income tax expense (benefit)
Ordnance & Manufacturing	$6,648,355	$7,347,311	$5,180,113
Electronic Security	1,638,207	1,431,554	1,270,993
Environmental Safety & Security	211,578	—	—
Software Training & Simulation	(47,630)	—	—
Corporate and Other	827,145	(401,861)	(169,736)

	$9,277,655	$8,377,004	$6,281,370

Depreciation and amortization
Ordnance & Manufacturing	$1,767,603	$1,297,356	$1,449,062
Electronic Security	1,009,532	912,879	732,928
Environmental Safety & Security	205,839	—	—
Software Training & Simulation	42,678	—	—
Corporate and Other	296,526	14,609	12,664

	$3,322,178	$2,224,844	$2,194,654

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE V—GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS—Continued

	2002	2001	2000
Segment profit (loss), from continuing operations before taxes
Ordnance & Manufacturing	$16,439,507	$17,378,954	$12,703,260
Electronic Security	3,902,933	3,497,515	2,855,459
Environmental Safety & Security	549,988	—	—
Software Training & Simulation	(181,072)	—	—
Corporate and Other	(761,236)	(2,132,886)	(572,025)

	$19,950,120	$18,743,583	$14,986,694

Segment assets
Ordnance & Manufacturing	$118,064,985	$59,264,836	$68,125,248
Electronic Security	28,640,795	25,797,810	16,458,039
Environmental Safety & Security	10,832,813	—	—
Software Training & Simulation	2,882,769	—	—
Corporate and Other (1)	7,747,053	1,721,186	3,053,193

	$168,168,415	$86,783,832	$87,636,480

Capital Expenditure for Segment assets
Ordnance & Manufacturing	$4,249,674	$2,170,480	$2,840,971
Electronic Security	1,504,120	937,801	1,013,477
Environmental Safety & Security	158,609	—	—
Software Training & Simulation	49,334	—	—
Corporate and Other	328,120	—	38,578

	$6,289,857	$3,108,281	$3,893,026

(1)	Net of intersegment receivables.

The following geographic area data includes trade revenues based on customer location and assets based on physical location.

	Geographic Segment Data
	2002	2001	2000
Revenues from external customers
Saudi Arabia	$44,729,894	$57,111,737	$45,688,844
United States (1)	55,454,869	1,548,402	25,726,688
Belgium	16,372,624	15,117,143	19,771,275
Canada (1)	364,518	15,522,751	11,320,304
France	3,986,900	3,467,574	3,069,015
Other foreign countries	9,957,012	4,179,656	2,166,689

	$130,865,817	$96,947,263	$107,742,815

(1)	Includes foreign military sales for the benefit of Saudi Arabia.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE V—GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS—Continued

	Geographic Segment Data
	2002	2001	2000
Segment assets
Belgium	$136,734,661	$74,528,030	$84,583,288
United Kingdom	224,855	3,411	185,326
United States (1)	31,208,899	12,252,391	2,867,866

	$168,168,415	$86,783,832	$87,636,480

(1)	Net of intersegment receivables and investments.

	2002	2001	2000
Property and equipment
Belgium	$17,201,500	$12,067,047	$11,623,114
United States	1,442,338	231,657	52,206

	$18,643,838	$12,298,704	$11,675,320

NOTE W—QUARTERLY FINANCIAL DATA (UNAUDITED)

2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total For Year
	(Amounts in thousands, except per share data)
Revenue	$16,928	$27,396	$30,806	$55,736	$130,866
Gross profit	5,230	8,278	7,699	18,150	39,357
Net earnings	1,173	2,151	673	6,675	10,672
Per share data:
Basic	$.23	$.41	$.13	$1.22	$2.01

Diluted	$.23	$.41	$.12	$1.14	$1.92

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—CONTINUED

NOTE W—QUARTERLY FINANCIAL DATA (UNAUDITED)—Continued

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total For Year
2001
	(Amounts in thousands, except per share data)
Revenue	$17,010	$25,837	$26,847	$27,253	$96,947
Gross profit	4,988	7,410	10,043	11,253	33,694
Net earnings	1,143	2,022	3,203	3,999	10,367
Per share data:
Basic	$.23	$.41	$.65	$.82	$2.11

Diluted	$.23	$.41	$.65	$.81	$2.10

SCHEDULES

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

(Parent Company)

BALANCE SHEETS

December 31,

	2002	2001
ASSETS
Cash and equivalents	$6,157,452	$2,723,143
Restricted cash	250,000	—
Investment in subsidiaries	81,759,662	53,922,437
Due from subsidiaries	5,377,804	2,310,523
Income tax recoverable	118,118	—
Deferred taxes	188,791	995,303
Deposits and other	1,054,301	326,517

Total assets	$94,906,128	$60,277,923

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$904,426	$1,509,717
Income taxes payable	—	120,000
Deferred tax liability	146,238	—
Deferred Compensation	62,104	—
Convertible Debenture	7,278,928	—

Total liabilities	8,391,696	1,629,717
STOCKHOLDERS’ EQUITY
Common stock	547,481	512,918
Capital in excess of par value	24,870,741	17,273,168
Retained earnings	61,344,989	50,672,524
Accumulated other comprehensive loss	(248,779)	(9,810,404)

	86,514,432	58,648,206

	$94,906,128	$60,277,923

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT—CONTINUED

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

(Parent Company)

STATEMENTS OF OPERATIONS

Year ended December 31,

	2002	2001	2000
Income
Intercompany management fees	$3,859,067	$2,870,627	$2,867,912
Dividend from subsidiary	4,882,855	—	—
Other – net	59,874	491,258	876,091

	8,801,796	3,361,885	3,744,003
Costs and expenses
Administrative and other	4,687,277	5,336,948	3,853,136

Earnings (loss) before equity in operations of subsidiaries	4,114,519	(1,975,063)	(109,133)
Equity in operations of subsidiaries, less dividends received	7,349,750	11,779,241	9,161,714

Earnings before income taxes	11,464,269	9,804,178	9,052,581
Income taxes (benefit)	791,804	(562,401)	(169,736)

NET EARNINGS	$10,672,465	$10,366,579	$9,222,317

Earnings per common share
Basic	$2.01	$2.11	$1.90

Diluted	$1.92	$2.10	$1.90

SCHEDULE I – CONDENSED FINANCIAL INFORMATION OF REGISTRANT—CONTINUED

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

(Parent Company)

STATEMENTS OF CASH FLOWS

Year ended December 31,

	2002	2001	2000
Cash flows from (used in) operating activities
Net earnings for the year	$10,672,465	$10,366,579	$9,222,317
Adjustments to reconcile net earnings to net cash from (used in) operating activities
Equity in operations of subsidiaries	(12,232,605)	(11,779,241)	(9,161,714)
Dividend from subsidiary	4,882,855	—	—
Depreciation and amortization	296,526	14,609	13,663
Deferred taxes	952,750	(721,045)	(133,357)
Common stock awards and grants	650,573	582,310	141,250
Changes in assets and liabilities
Other assets	341,748	844,685	(912,363)
Due to subsidiaries	(2,503,480)	1,552,209	(2,595,188)
Accounts payable and accrued liabilities	(1,488,974)	185,577	830,621
Income taxes	(238,118)	120,000	(81,649)

	(9,338,725)	(9,200,896)	(11,898,737)

Net cash provided by (used in) operating activities	1,333,740	1,165,683	(2,676,420)
Cash flows from investing activities
Capital expenditures	(328,121)	—	(38,578)
Acquisitions	(4,895,000)	(556,181)	—
Proceeds from sale of subsidiary	—	—	2,822,495

Net cash (used in) provided by investing activities	(5,223,121)	(556,181)	2,783,917
Cash flows from financing activities
Proceeds from convertible subordinated debenture	7,500,000	—	—
Debenture issue costs	(157,500)	—	—
Proceeds from employee stock purchase plan shares	169,315	586,577	257,139
Option exercises	61,875	—	—
Restricted cash	(250,000)	—	(618,501)

Net cash provided by (used in) financing activities	7,323,690	586,577	(361,362)

Net increase (decrease) in cash and equivalents	3,434,309	1,196,079	(253,865)
Cash and equivalents at beginning of year	2,723,143	1,527,064	1,780,929

Cash and equivalents at end of year	$6,157,452	$2,723,143	$1,527,064

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes	$360,070	$44,367	$70,123
Interest	36,415	155	191
Supplemental of Non-Cash Investing and Financing Activities:
Non-cash consideration in connection with business acquisition	$6,473,000	$6,833,311	$—
Warrants issued in conjunction with convertible debenture	139,500	—	—
Convertible debenture beneficial conversion feature	138,000	—	—

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

Valuation and Qualifying Accounts

Years ended December 31, 2002, 2001 and 2000

		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Year ended December 31, 2002
Estimated losses on contracts	$382,385	$312,716	$—	$382,385	(1)	$312,716

Allowance for doubtful receivables	$106,601	$125,555	$—	$—		$232,156

Valuation allowance on inventory	$150,000	$50,000	$—	$—		$200,000

Valuation allowances on deferred tax assets	$270,661	$972,672	$—	$—		$1,243,333

Year ended December 31, 2001
Estimated losses on contracts	$712,076	$382,385	$—	$712,076	(1)	$382,385

Allowance for doubtful receivables	$153,840	$—	$—	$47,239	(2)	$106,601

Valuation allowances on deferred tax assets	$288,399	$—	$—	$17,738		$270,661

Year ended December 31, 2000
Estimated losses on contracts	$172,572	$712,076	$—	$172,572	(1)	$712,076

Allowance for doubtful receivables	$168,682	$—	$—	$14,842	(2)	$153,840

Valuation allowances on deferred tax assets	$1,379,239	$—	$—	$1,090,840	(3)	$288,399

(1)	Represents amount of reserve relieved through completion of contracts.
(2)	Represents write-off of receivables.
(3)	Reductions in deferred tax valuation allowance requirements in 2000.

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

                                      E-2