Form 10-Q
period 2003-03-31
ALLIED DEFENSE GROUP INC
filed 2003-05-13
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark one

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

of the Securities Exchange Act of 1934

For the period ended March 31, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)

of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 0-2545

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

(Exact name of Registrant as specified in its charter)

Delaware	04-2281015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Number)

8000 Towers Crescent Drive, Suite 260 Vienna, Virginia	22182
(Address of principal executive offices)	(Zip Code)

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

Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2003: 5,487,903.

THE ALLIED DEFENSE GROUP, INC.

(Formerly Allied Research Corporation)

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

ASSETS

(Unaudited)

ASSETS	March 31, 2003	December 31, 2002
CURRENT ASSETS
Cash and cash equivalents	$28,112	$14,876
Restricted cash	8,173	8,052
Accounts receivable	23,821	28,564
Costs and accrued earnings on uncompleted contracts	51,808	56,728
Inventories	11,163	9,409
Deferred tax asset	445	305
Fair value of foreign exchange contracts	14,891	13,595
Prepaid and other current assets	2,836	2,885

Total current assets	141,249	134,414

PROPERTY, PLANT AND EQUIPMENT – net of accumulated depreciation	19,567	18,644

OTHER ASSETS
Intangibles, net of accumulated amortization	15,227	14,718
Other assets	351	392

	15,578	15,110

	$176,394	$168,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	2,136	6,518
Current maturities of long-term debt	1,148	1,915
Current maturities of convertible subordinated debenture	7,323	5,250
Accounts payable	21,797	30,964
Accrued liabilities	20,354	7,826
Customer deposits	4,234	5,092
Foreign exchange contracts	14,891	13,595
Income taxes	6,040	3,222

Total current liabilities	77,923	74,382

LONG-TERM OBLIGATIONS
Long-term debt, less current maturities	4,481	4,738
Convertible subordinated debenture, less current maturities and unamortized discount	—	2,029
Deferred compensation	519	394
Deferred taxes	300	111

	5,300	7,272

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,487,903 in 2003 and 5,474,813 in 2002	549	547
Additional paid-in capital	25,023	24,871
Retained earnings	65,279	61,345
Accumulated other comprehensive gain (loss)	2,320	(249)

	93,171	86,514

	$176,394	$168,168

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of Dollars)

(Unaudited)

	Three months ended March 31,
	2003	2002
Revenue	$42,657	$16,928

Cost and expenses
Cost of sales	29,268	11,698
Selling and administrative	5,817	2,555
Research and development	580	532

Operating income	6,992	2,143

Other income (deductions)
Interest income	97	80
Interest expense	(309)	(211)
Other-net	27	78

	(185)	(53)

Earnings before income taxes	6,807	2,090

Income tax expense	2,873	917

NET EARNINGS	$3,934	$1,173

Earnings per share

Basic	$.72	$.23

Diluted	$.68	$.23

Weighted average number of common shares:

Basic	5,479,125	5,147,712

Diluted	5,919,028	5,185,740

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three months ended March 31
	2003	2002
Cash flows from operating activities
Net earnings	$3,934	$1,173
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,008	435
Common stock award	—	468
Deferred taxes	45	—
Deferred compensation	114	—
Changes in assets and liabilities
Accounts receivable	5,430	(290)
Costs and accrued earnings on uncompleted contracts	4,528	5,449
Inventories	(1,563)	(1,981)
Prepaid and other current assets	58	(266)
Accounts payable, accrued liabilities and customer deposits	606	3,003
Income taxes	2,701	(352)

Net cash provided by operating activities	16,861	7,639

Cash flows from investing activities
Capital expenditures	(1,157)	(380)

Net cash used in investing activities	(1,157)	(380)

Cash flows from financing activities
Principal payments on long-term borrowing	(828)	(930)
Proceeds from issuance of long-term debt	298	—
Net decrease in short-term borrowings	(2,514)	(2,217)
Proceeds from employee stock purchases	110	70
Option exercises	43	62
Restricted cash	110	(3,714)

Net cash used in financing activities	(2,781)	(6,729)

Net increase in cash and cash equivalents	12,923	530

Effects of exchange rate changes on cash and cash equivalents	313	(232)

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,236	298

Cash and cash equivalents at beginning of year	14,876	10,922

Cash and cash equivalents at end of period	$28,112	$11,220

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$173	$75
Taxes	55	255

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002, the condensed consolidated statements of earnings for the three month periods ended March 31, 2003 and 2002 and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow as of and for the periods ended March 31, 2003 and 2002 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 Form 10-K filed with the Securities and Exchange Commission, Washington, D.C. 20549. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE 2—PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries, ARC Europe, S.A. (“ARC Europe”), a Belgian company, News/Sports Microwave Rental, Inc. (“Microwave”), a California corporation, Titan Dynamics Systems, Inc. (“Titan Dynamics Systems”), a Texas corporation, SeaSpace Corporation (“SeaSpace”), a California corporation, and Allied Research Corporation Limited (“Limited”), a United Kingdom company (which is inactive).

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

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 3—DERIVATIVE FINANCIAL INSTRUMENTS

The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately.

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

As of March 31, 2003 and December 31, 2002, futures contracts designated as fair value hedges with notional amounts of $86,000 and $93,000 were outstanding and the fair values of these contracts were $20,575 and $18,833, respectively. At March 31, 2003, the total fair value was included in costs and accrued earnings on uncompleted contracts, and fair value of foreign exchange contracts. At December 31, 2002, the fair value was included in accounts receivable, costs and accrued earnings on uncompleted contracts, and fair value of foreign exchange contracts.

Gains and losses from settlements of derivative contracts are reported as a component of other income. There were no net gains or losses realized during the periods ended March 31, 2003 and 2002 from hedge ineffectiveness, from firm commitments that no longer qualify as fair value hedges, nor were any amounts excluded from the assessment of hedge effectiveness.

The Company’s foreign exchange forward and option contracts expose the Company to credit risks to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 4—RESTRICTED CASH

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

Restricted cash of $8,173 and $8,052 included in current assets at March 31, 2003 and December 31, 2002, respectively, was restricted or pledged as collateral for these agreements and other obligations.

NOTE 5 – INTANGIBLE ASSETS

	March 31, 2003			December 31, 2002
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Capitalized Software	$713	$152	$561	$713	$109	$604
Customer Lists	2,342	218	2,029	2,247	172	2,075
Patents	1,494	81	1,413	1,494	59	1,435

Total	$4,549	$451	$4,098	4,454	340	4,114

Goodwill	13,898	2,769	11,129	13,373	2,769	10,604

Total	$18,447	$3,220	$15,227	$17,827	$3,109	$14,718

Consolidated amortization expense related to intangible assets, excluding goodwill, for the three months ended March 31, 2003 and 2002 was $111 and $33, respectively. Intangible assets are being amortized over lives ranging from 3 to 17 years for a weighted average life of 12 years.

The $11,129 of goodwill at March 31, 2003 is comprised of $6,461 related to the Electronic Security Segment, $3,323 related to the Environmental Safety & Security Segment and $1,345 related to the Software, Training & Simulation Segment.

NOTE 6—CREDIT FACILITY

MECAR is obligated under an agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts as well as a line-of-credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. As of March 31, 2003 and December 31, 2002, guarantees and performance bonds of approximately $18,811 and $18,259, respectively, were outstanding.

Advances under the Agreement are secured by restricted cash at March 31, 2003 and December 31, 2002 of approximately $7,500 and $7,400, respectively. Amounts outstanding are also collateralized by a pledge of approximately $37,000 of MECAR’s net assets. The Agreement requires that MECAR maintain net worth and working capital covenants.

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 7—LONG-TERM DEBT

MECAR is obligated on a mortgage with a balance of approximately $509 on its manufacturing and administration facilities. The loan matures in 2004. The VSK Group is also obligated on a mortgage on its building, which has a balance of approximately $306 at March 31, 2003. These mortgages are payable in annual installments of approximately $47 plus interest.

The Company and its subsidiaries are also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.5% to 8.0% and mature at various dates through 2007.

Scheduled annual maturities of long-term obligations as of March 31, 2003 are approximately as follows:

Year	Amount
2004	$1,148
2005	3,064
2006	870
2007	525
2008	22

NOTE 8—CONVERTIBLE SUBORDINATED DEBENTURE

On June 28, 2002 the Company sold to an accredited investor for $7,500 (i) an 8% subordinated debenture that is convertible into shares of the Company’s common stock at $25.00 per share and (ii) warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share in cash. The debenture bears interest at the rate of 8% per year, payable semi-annually commencing January 1, 2003. The Company may elect to pay the principal and/or the interest in cash or in registered shares of its common stock at a 10% discount to the then current market price. The debenture matures in ten (10) equal monthly principal installments of $750 commencing June 28, 2003. The holder of the debenture may choose to convert all or a portion of the principal amount outstanding into shares of the Company’s common stock at any time before maturity. The Company has registered the shares of common stock issuable in the event the holder elects to convert the debenture and exercise of the warrants. The Company has the option to sell to the issuer up to $3,750 of additional debentures and the holder has the right to purchase up to $3,750 of additional debentures under certain circumstances.

NOTE 9—INCOME TAXES

As of December 31, 2002, the Company had unused foreign tax credit carryforwards of approximately $1,243 which expire at various dates through 2007.

Deferred tax liabilities have not been recognized for basis differences related to investments in the Company’s Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested in the subsidiaries, aggregated approximately $65,308 at March 31, 2003. Determination of the amount of unrecognized deferred tax liabilities is not practical.

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 10—EARNINGS PER SHARE

The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. For the three month periods ended March 31, 2003 and 2002, common stock equivalents amounted to 439,903 and 38,028, respectively. In 2003, interest expense, net of taxes, of $89 was added to net earnings for purposes of computing diluted EPS

NOTE 11—STOCK BASED COMPENSATION

Compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant.

The following table presents the pro forma decrease in income for the quarter ended March 31, 2003 that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

March 31, 2003
Pro forma
Net earnings decrease	$106
Earnings per share decrease
Basic	.02
Diluted	.02

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted average assumptions used in the model were as follows.

March 31, 2003
Risk free interest rate	1.82%
Expected volatility rate	44.00%
Expected lives—years	3
Divided yield	—

The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 12—RECENT ACCOUNTING PRONOUNCEMENTS

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

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K.

The Company conducts its business through its wholly-owned subsidiaries: MECAR S.A. (“MECAR”), a Belgian corporation; a group of Belgian corporations consisting of VSK Electronics, N.V., Tele Technique General, S.A., Vigitec S.A. and IDCS, S.A. (collectively, the “VSK Group”); News/Sports Microwave Rental, Inc. (“Microwave”), a California corporation; Titan Dynamics Systems, Inc. (“Titan Dynamics Systems”), a Texas corporation; and SeaSpace Corporation (“SeaSpace”), a California corporation. The Company operates in four (4) principal segments—MECAR’s development and production of ammunition and weapon systems (Ordnance & Manufacturing); the manufacture, distribution and service of industrial security products conducted by the VSK Group and Microwave (Electronic Security), Titan Dynamics Systems’ development and sale of battlefield effects simulators (Software, Training & Simulation) and SeaSpace’s production and sale of weather and environmental satellite ground reception systems (Environmental Safety & Security). This discussion refers to the financial condition and results of operations of the Company on a consolidated basis. All dollars are in thousands except per share amounts.

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

Future Factors include substantial reliance on MECAR’s principal customers to continue to acquire MECAR’s products on a regular basis; the cyclical nature of the Company’s military business; rapid technological developments and changes and the Company’s ability to continue to introduce competitive new products and services on a timely, cost effective basis; the ability of the Company to successfully continue to expand its business base; the ability of the Company’s acquired businesses to mature and meet performance expectations; the mix of products/services; negative impacts on our business operations due to major health concerns, such as the spread of the Severe Acquired Respiratory Syndrome (SARS); domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company’s future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements.

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

Forward-Looking Statements—Continued

We operate in a very competitive and rapidly changing environment. New risk factors can arise and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Critical Accounting Policies

Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2002. Management has identified the Company’s “critical accounting estimates” that are most important to the portrayal of the financial condition and operating results of the Company and that require subjective judgments. These subjective judgments arise as a result of the need to make estimates of matters that are inherently uncertain. The significant estimates underlying the accompanying consolidated financial statements and the reported amount of sales and expenses include revenue recognition via the percentage of completion method, goodwill and intangible asset valuations, inventory valuation and the assessment of the valuation for deferred income taxes and income tax reserves.

We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. This method is used by MECAR, Microwave, and SeaSpace for substantially all of their sales contracts. Approximately 84% and 64% of consolidated revenue was recognized under the percentage of completion method during the periods ended March 31, 2003 and 2002, respectively. The value of contracts in process at March 31, 2003 and 2002 were $51,808 and $14,665 and the gross margin recognized on these contracts through March 31, 2003 and 2002 were approximately $10,098 and $4,100, respectively.

Under the percentage of completion method revenue is recognized on these contracts as work progresses during the period, based on the amount of actual cost incurred during the period compared to total estimated cost to be incurred for the total contract. Management reviews these estimates each reporting period, and the effect of any change to the estimates is reflected in cost of sales in the period in which the change is identified. If the contract is projected to create a loss, the entire estimated loss is charged to operations in the period such loss first becomes known. A number of internal and external factors affect our cost estimates and include labor rates, labor efficiency variances, material usage variances, production schedules and testing requirements. Additionally, as inventory items increase in age, obsolete and excess items are charged to cost of sales when such determination is made. While we believe that the systems and procedures used by each reporting unit, coupled with the experience of its management team, provide a sound basis for our estimates, actual results may differ from management’s estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

The company adopted, for the fiscal period beginning 2002, the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles with definitive lives. As of March 31, 2003, the Company has $11,129 of goodwill recorded in “Other Assets” on the Condensed Consolidated Balance Sheet.

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

Critical Accounting Policies—Continued

In conjunction with the implementation of the new accounting rules for goodwill, the Company completed a goodwill impairment analysis at the end of December 31, 2002 and found no basis to adjust the carrying value of the goodwill. As required by the new rules, the Company will perform a similar review annually, or earlier if indicators of a potential impairment arise. The impairment review is based on a discounted cash flow approach that uses estimates of future revenues and profitability. If market conditions in the Company’s related businesses fail to meet expectations or negatively affect the Company’s business model, then the Company will adjust the carrying value of the goodwill downward to reflect the magnitude of the change.

For intangible assets with definitive lives, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flows from the associated asset. This analysis is completed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of March 31, 2003, the Company had $4,098 of non-goodwill intangible assets recorded in “Other Assets,” which includes patents, customer lists, non-compete agreements and trademarks. If the value assigned to these assets decreases in the future or if the useful life is shorter than originally estimated, the Company may incur charges to reflect the impairment of these assets. The impairment is based on the estimated discounted cash flows associated with the assets of the related business segment. Impairment could result if the underlying technology fails to produce the sales and related profits that formed the basis for the amount recorded.

Inventories are stated at the lower of cost or market. Cost is determined based on a first-in, first-out method of valuing inventories. Inventories primarily include raw materials of $11,163 as of March 31, 2003. The Company reviews its recorded inventory and records a write-down for obsolete or slow-moving items to their net realizable value each reporting period. The write-down is based on current demand, forecasted demand and the age of the item. If the actual demand and market conditions are less favorable than those initially projected by management, additional write-downs may be required in future periods.

The Company is subject to taxation from federal, state and international jurisdictions. The Company’s quarterly provisions for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The Company believes it records adequate tax liabilities and reviews such matters on a quarterly basis.

Judgment is also applied in determining whether deferred tax assets and liabilities will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets and liabilities will not be realized, a valuation allowance is established for the amounts that are determined not to benefit the Company. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets or liabilities, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets and liabilities.

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

Revenue

Allied had revenue of $42,657 in the first three months of 2003, which was 152% higher than its revenue in the first three months of 2002 of $16,928. This increase was attributable to production activities at MECAR and the VSK Group as well as the additions of Titan Dynamics Systems and SeaSpace. The production at MECAR increased as a direct result of the higher backlog and the required delivery schedules associated with that backlog. Revenue was higher at the VSK Group by approximately 34% with no single particular contract affecting the change. Additionally, the results of the Belgium subsidiaries were positively affected by the strength of the Euro between the two reporting periods. The Euro increased in value by 22% over the past twelve months.

	Revenue by Segment
	1st Three Months 2003		1st Three Months 2002
	Amount	Percentage of total	Amount	Percentage of total
Ordnance & Manufacturing	$32,667	77%	$10,833	64%
Electronic Security	6,731	16%	6,095	36%
Environmental Safety & Security	2,306	5%
Software, Training & Simulation	953	2%

Ordnance & Manufacturing Segment revenue in the first three months of 2003 increased by 202% from the comparable period in 2002. The increased sales were noticeably higher due in part to work on the $130,000 FMS multi-year contract received in early 2002. Delivery requirements occurring throughout the year for this contract and a number of other 2002 awards affected the increase in first quarter production runs.

Electronic Security Segment revenue increased by $636 from the comparable period in 2002. Revenue increased by approximately $1,500 at the VSK Group while activity at Microwave decreased by approximately $900. The increase at the VSK Group was not associated with any single particular contract. The decrease in sales activity at Microwave was indirectly affected by delays in homeland security appropriations. Microwave is a prime contractor for a number of US government programs that are funded out of the budget for the Department of Homeland Security. Microwave anticipates that the supplemental funding bill enacted in April of 2003 will have a direct affect on government procurements ordered through Microwave at some point during the second quarter of this year.

Environmental Safety & Security Segment and Software, Training & Simulation Segment revenues reflect the operations of SeaSpace and Titan Dynamics Systems, respectively. These two subsidiaries were purchased by the Company during the second and third quarters of 2002 respectively, and neither had any material effect on the operating results in the first three months of 2003.

Backlog

As of March 31, 2003, the Company’s backlog was $130,900 compared to $156,800 at December 31, 2002 and $189,000 at March 31, 2002. The March 2003 backlog consists of approximately $119,700, $10,000, $1,000 and $200 for Ordnance & Manufacturing, Electronic Security, Environmental Safety & Security and Software Training & Simulation Segments, respectively. The decrease in backlog is primarily the result of production work initiated on a MECAR contract awarded in February 2002. The backlog associated with this particular contract will continue to decrease over the following 24 months in accordance with the delivery terms of that award.

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

Cost of Sales

Cost of sales as a percentage of sales for the first three months of 2003 and the same period of 2002 was approximately 69%. In 2002, MECAR benefited from a non-recurring development contract provision in the amount of $1,305. No further adjustments were warranted in the current reporting period for this contract or any other contracts currently in the production cycle.

Selling and Administrative Expenses

Selling and administrative expenses as a percentage of sales for the first three months of 2003 was approximately 14% compared with 15% for the same period in 2002. Costs were higher in the first three months of 2003 across each business unit due primarily to increased compensation expenses for administrative personnel. Additionally, the consolidated results were affected by the addition of two new operating units, Titan Dynamics Systems and Seaspace, which represented $903 of the 2003 amount reported.

Research and Development

Research and development costs increased in the first three months of 2003 by 9% over 2002 levels. The total dollar increase was nominal and was primarily attributed to increased research being conducted at the VSK Group and Microwave. Expenditures decreased at MECAR as the staff utilized for R & D efforts were assigned to production efforts during the quarter. This minor trend could continue through the year.

Interest Income

Interest income increased in the first three months of 2003 by 21% over 2002 levels. The total dollar increase was nominal and was primarily attributed to earnings on interest bearing cash accounts. Income earned on interest bearing accounts throughout the company has been affected by the lower interest rates being earned on such accounts.

Interest Expense

Interest expense increased in the first three months of 2003 by 46% over 2002 levels due principally to the costs associated with entering into a convertible debenture in the second quarter of 2002. The interest charges on that debenture will continue, on a monthly basis, until the earlier of the instrument being converted into common stock or until the note is liquidated. The debenture matures in the first quarter of 2004.

Other-Net

Other-net primarily represents currency gains/currency losses, resulting from foreign currency transactions at MECAR and the VSK Group for the periods ended March 31, 2003 and 2002. Other-net decreased in the three months of 2003 by 65% over 2002 levels due to lower currency gains being recorded during the three months of 2003. These currency gains were lower because the incremental increase in the value of the Euro was not as great in the current period as it was in the three months of 2002.

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

Pre-Tax Profit

	Pre-Tax Profit by Segment
	2003	2002
Ordnance & Manufacturing	$6,818	$1,458
Electronic Security	58	592
Environmental Safety & Security	8	—
Software, Training & Simulation	167	—
Corporate and other	(244)	40

Ordnance & Manufacturing Segment pre-tax profit for the first three months of 2003 increased from the comparable period in 2002 principally due to two factors. First, MECAR benefited from approximately $1,800 from a stronger Euro associated with the revenue recognized on fixed firm priced contracts that have yet to be billed. The Euro began to strengthen in 2002 and continued in 2003. In addition to this adjustment, the Company benefited from the increased production activity at MECAR during the quarter. The increased activity is directly related to two contracts awarded to MECAR in the early part of 2002. Production efforts on these contracts began in the fourth quarter of 2002 and will continue throughout 2003.

Electronic Security Segment pre-tax profit for the first three months of 2003 decreased from the comparable period in 2002. Activity at the VSK Group increased by $729 but was offset by the pre-tax loss at Microwave. Microwave was directly affected by the delay in funding from a number of federally funded programs of which it is a prime contractor. The funds were appropriated in a supplemental funding bill that was enacted by Congress in April 2003 that should have a direct impact on the pre-tax profits estimated to be earned by Microwave through the remainder of the year.

Environmental Safety & Security Segment and Software, Training & Simulation Segment pre-tax profits did not materially affect the consolidated results for the quarter. SeaSpace and Titan Dynamics Systems were not part of the consolidated results in the first three months of 2002.

Income Taxes

The effective income tax rate in the first three months of 2003 was 42% compared to 44% in the same period of 2002. Income tax expense increased in the first three months of 2003 over 2002 levels due to the increased pre-tax profits generated by MECAR and the VSK Group. The total provision in 2003 was offset by a tax benefit for the losses incurred by Microwave. In addition, the corporate tax rate in Belgium was reduced from 40.17% to 33.99%, effective for tax years beginning January 1, 2003. The VSK Group has analyzed the impact of the new tax law on its taxable income and has lowered its provisions from what has historically been recorded. The Company estimates that the total tax saving to the VSK Group will be less than $400 for the current year. MECAR has not adjusted the effective tax rate upon which it calculates its tax provision since the total impact that the new tax law will have on its taxable income has yet to be determined. A reduction in the effective tax for MECAR could have a positive material impact on its Net Earnings for the year.

The Allied Defense Group, Inc

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

March 31, 2003

(Thousands of Dollars)

(Unaudited)

Net Earnings

The Company earned a $3,934 net profit in the first three months of 2003 compared with $1,173 net profit in the same period of 2002. The increase in 2003 resulted principally from the activities at MECAR and the VSK Group. Both Titan Dynamics Systems and SeaSpace generated profits that had little impact on the 2003 quarterly results. The profits at these four business units were offset by the losses incurred at Microwave. The basis for the loss at Microwave is directly related to funding delays on federally subsidized security programs within the United States. The Company believes that the supplemental funding bill enacted by Congress in April 2003 will have a direct impact on the level of income generated by the unit over the remaining three quarters. The Company anticipates greater activity at MECAR and therefore more profitable operating results in the first half of 2003 than during the third and fourth quarters of 2003 due to MECAR’s current production schedule.

Liquidity

Cash, both restricted and unrestricted, increased by $13,357 from the amount at December 31, 2002. Approximately $16,861 of the increase was generated from operations over the past three months with $9,958 of that increase due to collection of receivables and reduction of work in process primarily from MECAR’s customer base.

Capital expenditures for the reporting period amounted to $1,157 of which $932 was due to outlays for production equipment and leasehold improvements at the MECAR facility. Approximately $329 of the expenditures was financed via a long term lease arrangement. The balance of the increase was attributed to expenditures within SeaSpace. The Company anticipates that cash generated from operations will be sufficient to support any further capital expenditures over the remainder of the year.

The parent company continues to operate based on fees and dividends received from its subsidiaries. The $7,500 convertible debenture sold by the parent company in mid-2002 is repayable in ten monthly principal installments, plus interest, commencing in mid-2003. It is expected to be repaid from parent company cash and/or dividends from MECAR and/or the VSK Group. MECAR continues to operate from internally generated cash and its bank syndicate agreement. The VSK Group, SeaSpace and Titan Dynamics Systems continue to operate from internally generated cash. Allied has made cash infusions to Microwave to support its working capital which has been adversely affected by the delay in receipt of orders.

For the period, the Company used cash flows of $2,781 for financing related transactions. Specifically, short term obligations were reduced by $2,514 of which 100% pertained to MECAR operations.

Stockholders’ equity as of March 31, 2003 was positively affected by the improvement in the value of the Euro versus the U.S. dollar during the first three months of 2003, resulting in an accumulated other comprehensive gain of $2,320.

The Company continues to explore alternate methods of securing the necessary financial capacity to implement its growth plans. At times, the Company has utilized the services of an Investment Banker to assist the Company in evaluating its borrowing capabilities. Allied’s plans for future growth continues to be in and related to Ordnance & Manufacturing, Electronic Security, Environmental Safety & Security and Software, Training & Simulation.

The Company’s ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of MECAR and the VSK Group, and its ability to successfully integrate its acquisitions.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

March 31, 2003

There have been no material changes in the Company’s interest rate sensitivity and exchange rate sensitivity as reported in the Company’s Form 10-K for the period ended December 31, 2002.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

DISCLOSURE CONTROLS AND PROCEDURES

March 31, 2003

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

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

March 31, 2003

PART II.    OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K

Reports on Form 8-K

On January 6, 2003, the Company filed a Form 8-K reporting its corporate name change from Allied Research Corporation to The Allied Defense Group, Inc.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

March 31, 2003

Exhibit No.	Description of Exhibits

3.1.	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002)

3.2.	By-Laws (Incorporated by reference from Form 10-Q filed in August 2002)

3.3	Rights Agreement between Allied Research Corporation and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001)

10.1.	Employment Agreement between Allied Research Corporation and J. H. Binford Peay, III (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001)

10.2.	Employment Agreement between Allied Research Corporation and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001)

10.3.	Employment Agreement between Allied Research Corporation and Bruce W. Waddell (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001)

10.4.	Employment Agreement between Allied Research Corporation and Charles A. Hasper (Incorporated by reference from Form 8-K filed in August 2001)

10.5.	Employment Agreement between The Allied Defense Group, Inc. and Monte Lee Pickens (Incorporated by reference from Form 8-K filed in April 2003)

10.6.	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001 and April 2002)

10.7.	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002)

10.8.	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002)

10.9.	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002)

10.10.	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002)

10.11.	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002)

10.12.	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002)

10.13.	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002)

99.1.	Certificate Pursuant to U.S.C. Section 1350

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

Date: May 13, 2003	By:	/s/ Charles A. Hasper
Charles A. Hasper,
Chief Financial Officer and
Treasurer

CERTIFICATION

I, J. H. Binford Peay, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Allied Defense Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ J. H. Binford Peay, III
J. H. Binford Peay, III,
Chairman of the Board and
Chief Executive Officer

CERTIFICATION

I, John G. Meyer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Allied Defense Group, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	/s/ John G. Meyer
John G. Meyer,
President and Chief Operating Officer