Form 10-Q
period 2003-06-30
ALLIED DEFENSE GROUP INC
filed 2003-08-14
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2003: 5,489,350.

THE ALLIED DEFENSE GROUP, INC.

(Formerly Allied Research Corporation)

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

ASSETS

	June 30, 2003	December 31, 2002
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,069	$14,876
Restricted cash	10,696	8,052
Accounts receivable	20,353	28,564
Costs and accrued earnings on uncompleted contracts	82,234	56,728
Inventories	11,660	9,409
Deferred tax asset	453	305
Fair value of foreign exchange contracts	13,465	13,595
Prepaid and other current assets	9,688	2,885

Total current assets	170,618	134,414

PROPERTY, PLANT AND EQUIPMENT—net of accumulated depreciation	21,700	18,644

OTHER ASSETS
Intangibles, net of accumulated amortization	15,321	14,718
Other assets	227	392

	15,548	15,110

	$207,866	$168,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	6,946	6,518
Current maturities of long-term debt	2,390	1,915
Current maturities convertible subordinated debenture	750	5,250
Accounts payable	33,592	30,964
Accrued liabilities	26,606	7,826
Customer deposits	6,344	5,092
Foreign exchange contracts	13,465	13,595
Income taxes	5,237	3,222

Total current liabilities	95,330	74,382

LONG-TERM OBLIGATIONS
Long-term debt, less current maturities	4,950	4,738
Convertible subordinated debenture, less current maturities and unamortized discount	6,617	2,029
Deferred compensation	809	394
Deferred taxes	415	111

	12,791	7,272

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,489,350 in 2003 and 5,474,813 in 2002	549	547
Additional paid-in capital	25,045	24,871
Retained earnings	67,581	61,345
Accumulated other comprehensive income (loss)	6,570	(249)

	99,745	86,514

	$207,866	$168,168

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue	$42,723	$27,396	$85,380	$44,324

Cost and expenses
Cost of sales	30,338	19,018	59,606	30,716
Selling and administrative	6,998	4,406	12,689	6,961
Research and development	781	415	1,362	947

Operating income	4,606	3,557	11,723	5,700

Other income (deductions)
Interest income	131	171	228	251
Interest expense	(524)	(326)	(959)	(537)
Other—net	(348)	282	(320)	360

	(741)	127	(1,051)	74

Earnings before income taxes	3,865	3,684	10,672	5,774

Income tax expense	1,563	1,533	4,436	2,450

NET EARNINGS	$2,302	$2,151	$6,236	$3,324

Earnings per share

Basic	$.42	$.41	$1.14	$.64

Diluted	$.40	$.41	$1.08	$.63

Weighted average number of common shares:

Basic	5,487,919	5,192,615	5,483,546	5,170,288

Diluted	5,920,786	5,262,086	5,919,666	5,283,238

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six months ended June 30
	2003	2002
Cash flows from operating activities
Net earnings	$6,236	$3,324
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	1,810	794
Common stock award	—	515
Deferred taxes	144	—
Debenture issue costs and conversion feature	205	—
Deferred compensation	226	—
Changes in assets and liabilities
Accounts receivable	10,224	5,012
Costs and accrued earnings on uncompleted contracts	(1,304)	(6,110)
Inventories	(1,656)	(2,066)
Prepaid and other current assets	(6,437)	(1,385)
Accounts payable, accrued liabilities and customer deposits	105	3,739
Income taxes	1,513	386

Net cash provided by operating activities	11,066	4,209

Cash flows from investing activities
Capital expenditures	(3,023)	(939)
Payment for Acquisition, net of cash acquired	—	(125)

Net cash used in investing activities	(3,023)	(1,064)

Cash flows from financing activities
Principal payments on long-term borrowing	(1,166)	(573)
Proceeds from issuance of long-term debt	1,247	7,500
Net decrease in short-term borrowings	(153)	(896)
Proceeds from employee stock purchases	132	90
Option exercises	43	62
Restricted cash	(1,871)	(1,397)

Net cash provided by (used in) financing activities	(1,768)	4,786

Net increase in cash and cash equivalents	6,275	7,931

Effects of exchange rate changes on cash and cash equivalents	918	1,652

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,193	9,583

Cash and cash equivalents at beginning of year	14,876	10,922

Cash and cash equivalents at end of period	$22,069	$20,505

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	635	47
Taxes	8,426	1,745

Supplemental Disclosures of Non-cash investing and financing activities
Non-cash (stock) consideration in connection with business acquisition	—	1,883
Warrants issued in conjunction with convertible subordinated debenture	—	140
Convertible subordinated debenture beneficial conversion feature	—	138

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 1—CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002 Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

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

ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (“MECAR”), Sedachim, S.I., Hendrickx N.V., and the VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Tele Technique Generale, S.A., IDCS, N.V., Belgian Automation Units, N.V. and Vigitec S.A.

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

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

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

As of June 30, 2003 and December 31, 2002, futures contracts designated as fair value hedges with notional amounts of $70,300 and $93,000 were outstanding and the fair values of these contracts were $21,194 and $18,833, respectively. At June 30, 2003, the total fair value was included in costs and accrued earnings on uncompleted contracts ($7,729), and fair value of foreign exchange contracts ($13,465). At December 31, 2002, the fair value was included in accounts receivable ($1,869), costs and accrued earnings on uncompleted contracts ($3,369), and fair value of foreign exchange contracts ($13,595).

Gains and losses from settlements of derivative contracts are reported as a component of other income. There were no net gains or losses realized during the periods ended June 30, 2003 and 2002 from hedge ineffectiveness, from firm commitments that no longer qualify as fair value hedges, nor were any amounts excluded from the assessment of hedge effectiveness.

The Company’s foreign exchange forward and option contracts expose the Company to credit risks to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 4—STOCK BASED COMPENSATION

The Company currently accounts for stock options using the intrinsic value method and is applying APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation costs for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant. No compensation cost has been recognized for the granting of stock options to employees in the three and six months ended June 30, 2003 and June 30, 2002.

The following table presents the pro forma decrease in income for the three and six months ended June 30, 2003 and June 30, 2002 that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Reported net earnings	$2,302	$2,151	$6,236	$3,324
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards (net of tax)	(120)	(100)	(241)	(200)

Pro forma net earnings	$2,182	$2,051	$5,995	$3,124

Basic earnings per share:
Reported earnings per share	$0.42	$0.41	$1.14	$0.64
Compensation costs (net of tax)	(0.02)	(0.02)	(0.04)	(0.04)

Pro forma earnings per share	$0.40	$0.39	$1.10	$0.60

Diluted earnings per share:
Reported earnings per share	$0.40	$0.41	$1.08	$0.63
Compensation costs (net of tax)	(0.02)	(0.02)	(0.04)	(0.04)

Pro forma earnings per share	$0.38	$0.39	$1.04	$0.59

Options granted during the three and six months ended June 30, 2003 were 110,000. Options granted during the three and six months ended June 30, 2002 were 0 and 220,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted average assumptions used in the model were as follows.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Risk free interest rate	1.82%	1.82%	1.82%	1.82%
Expected volatility rate	44.00%	44.00%	44.00%	44.00%
Expected lives—years	4	4	4	4
Divided yield	—	—	—	—

The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 5—RESTRICTED CASH

MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreements used to provide these financial guarantees place restrictions on cash deposits and other liens on MECAR’s assets. Restricted cash of $10,696 and $8,052 included in current assets at June 30, 2003 and December 31, 2002, respectively, was restricted or pledged as collateral for these agreements and other obligations. Restricted cash also includes a $250 one-year deposit which is a requirement of the SeaSpace acquisition agreement.

NOTE 6—INTANGIBLE ASSETS

	June 30, 2003			December 31, 2002
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Capitalized Software	$713	$195	$518	$713	$109	$604
Customer Lists	2,342	264	2,078	2,247	172	2,075
Patents	1,494	103	1,391	1,494	59	1,435

Total	$4,549	$562	$3,987	4,454	340	4,114

Goodwill	14,356	3,022	11,334	13,373	2,769	10,604

Total	$18,905	$3,584	$15,321	$17,827	$3,109	$14,718

Consolidated amortization expense related to intangible assets, excluding goodwill, for the three and six months ended June 30, 2003 and 2002 was $111 and $222 and $56 and $105, respectively. Intangible assets are being amortized over lives ranging from 3 to 17 years for a weighted average life of 12 years.

The $11,334 of goodwill at June 30, 2003 is comprised of $6,666 related to the Electronic Security Segment, $3,323 related to the Environmental Safety & Security Segment and $1,345 related to the Software, Training & Simulation Segment. The increase in goodwill and accumulated amortization resulted from the stronger Euro since December 31, 2002. It is the Company’s policy to continually assess goodwill for impairment during the year.

NOTE 7—CREDIT FACILITY

MECAR is obligated under an agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts as well as a line-of-credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. As of June 30, 2003 and December 31, 2002, guarantees and performance bonds of approximately $19,926 and $18,259, respectively, were outstanding.

Advances under the Agreement are secured by restricted cash at June 30, 2003 and December 31, 2002 of approximately $10,300 and $7,700, respectively. Amounts outstanding are also collateralized by a pledge of approximately $39,400 of MECAR’s net assets. The Agreement requires that MECAR maintain net worth and working capital covenants on a Euro basis. We are in compliance with all covenants.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 8—LONG-TERM DEBT

MECAR is obligated on a mortgage with a balance of approximately $539 on its manufacturing and administration facilities. The loan matures in 2004. The VSK Group is also obligated on a mortgage on its building, which has a balance of approximately $312 at June 30, 2003. These mortgages are payable in annual installments of approximately $49 plus interest.

The Company and its subsidiaries are also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.5% to 8.0% and mature at various dates through 2007.

Scheduled annual maturities of long-term obligations as of June 30, 2003 are approximately as follows:

Year	Amount
2004	$2,390
2005	947
2006	1,587
2007	1,250
2008	1,166

NOTE 9—CONVERTIBLE SUBORDINATED DEBENTURE

On June 28, 2002 the Company sold to an accredited investor for $7,500 (i) an 8% subordinated debenture that is convertible into shares of the Company’s common stock at $25.00 per share and (ii) warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share in cash. The debenture bears interest at the rate of 8% per year, payable semi-annually. The Company may elect to pay the principal and/or the interest in cash or in registered shares of its common stock at a 10% discount to the then current market price.

The initial terms called for semi-annual interest payments to begin on December 28, 2002 and continue until June 28, 2003. At June 28, 2003, monthly principal payments, in the amount of $750 were to begin and continue for a period of ten (10) months or until March 28, 2004. Additionally, the monthly principal payments were to include interest on the outstanding note balance.

On June 26, 2003, the lender notified the Company that it was exercising its right to extend the terms of the debenture by twelve (12) months. The holder unilaterally chose to delay the monthly principal payments, which were initially scheduled to commence June 28, 2003. The holder of the debenture may choose to convert all or a portion of the principal amount outstanding into shares of the Company’s common stock at any time before maturity.

The Company has registered the shares of common stock that could be issued in the event the holder elects to convert the debenture and exercise the warrants. The Company has the option to sell and the holder has the right to purchase up to $3,750 of additional debentures should the common shares exceed a certain price as agreed to in the original terms of the note. This right to sell and to acquire will expire in August 2003.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 10—INCOME TAXES

Deferred tax liabilities have not been recognized for basis differences related to investments in the Company’s Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested in the subsidiaries, aggregated approximately $61,208 at June 30, 2003. Determination of the amount of unrecognized deferred tax liabilities is not practical.

NOTE 11—EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2003 and June 30, 2002, respectively:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net earnings before interest on convertible debenture	$2,302	$2,151	$6,236	$3,324
Interest on convertible debenture, net of taxes	90	—	179	—

Net earnings after interest on convertible debenture	$2,392	$2,151	$6,415	$3,324

Weighted average number of basic shares	5,487,919	5,192,615	5,483,546	5,170,288
Common stock equivalents	432,867	69,471	436,120	112,950

Weighted average number of diluted shares	5,920,786	5,262,086	5,919,666	5,283,238

Basic earning per share	$.42	$.41	$1.14	$.64

Diluted earnings per share	$.40	$.41	$1.08	$.63

NOTE 12—COMPREHENSIVE INCOME

A summary of the components of Comprehensive Income for the three months and six months ended June 30, 2003 and June 30, 2002 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net earnings	$2,302	$2,151	$6,236	$3,324
Currency translation adjustment	4,250	7,497	6,819	7,050

Comprehensive income	$6,552	$9,648	$13,055	$10,374

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 13—INDUSTRY SEGMENTS

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues from external customers
Ordnance & Manufacturing	$33,319	$19,396	$65,986	$30,229
Electronic Security	7,707	7,999	14,438	14,094
Environmental Safety & Security	1,509	—	3,815	—
Software, Training & Simulation	188	1	1,141	1

	$42,723	$27,396	$85,380	$44,324

Segment profit before taxes
Ordnance & Manufacturing	$4,908	$2,932	$11,726	$4,390
Electronic Security	(63)	1,000	(5)	1,592
Environmental Safety & Security	(345)	—	(337)	—
Software, Training & Simulation	(58)	(17)	109	(17)
Corporate and Other	(577)	(231)	(821)	(191)

	$3,865	$3,684	$10,672	$5,774

NOTE 14—RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company does not anticipate any impact from the adoption of SFAS 149 based on current business activity.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in Financial Accounting Standards Board (FASB) Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board’s proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. This Statement concludes the first phase of the Board’s redeliberations of the Exposure Draft, Accounting for Financial Instruments with Characteristics of Liabilities, Equity, or Both. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. The Company does not anticipate any impact from the adoption of SFAS 150 based on current business activity.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

(Thousands of Dollars)

(Unaudited)

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Form 10-Q.

The Company conducts its business through its wholly-owned subsidiaries: MECAR S.A. (“MECAR”), a Belgian corporation; the VSK Group, a collection of Belgian corporations consisting of VSK Electronics, N.V. , Tele Technique Generale S.A. Vigitec S.A. and IDCS, S.A.; News/Sports Microwave Rental, Inc. (“Microwave”), a California corporation; Titan Dynamics Systems, Inc. (“Titan Dynamics Systems”), a Texas corporation; and SeaSpace Corporation (“SeaSpace”), a California corporation.

VSK Electronics, N.V. manufactures access control and fire detection systems; Tele Technique Generale, S.A. installs security systems; Vigitec S.A. installs networked video surveillance systems; and IDCS S.A. manufacturers integrated video systems.

The Company operates in four (4) principal segments. MECAR engages principally in the development and production of medium caliber tank ammunition and mortars (Ordnance & Manufacturing). The VSK Group and Microwave engage in the design, manufacture, distribution and service of industrial and law enforcement security products and systems (Electronic Security). Titan Dynamics Systems engages in the design, manufacture and sale of battlefield effects simulators (Software, Training & Simulation). SeaSpace engages in the design, manufacture, distribution and service of weather and environmental satellite ground reception systems (Environmental Safety & Security). ARC Europe has no operating activities. Allied, the parent company, provides management services to its subsidiaries and has no operating activities. This discussion refers to the financial condition and results of operations of the Company on a consolidated basis.

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

Future Factors include substantial reliance on MECAR’s principal customers to continue to acquire MECAR’s products on a regular basis; the cyclical nature of the Company’s military business; rapid technological developments and changes and the Company’s ability to continue to introduce competitive new products and services on a timely, cost effective basis; the ability of the Company to successfully continue to expand its business base; the ability of the Company’s acquired businesses to mature and meet performance expectations; the mix of products/services; domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; the release of funding for agencies under the Department of Homeland Security; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company’s future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

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

Critical Accounting Policies

The financial statements are in conformity with generally accepted accounting principles. The preparation thereof requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingencies at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Estimates have been made based on the most current and best available information and actual results could differ from those estimates. There have been no changes in the company’s critical accounting policies during the six months ended June 30, 2003.

Results of Operations

For the three months ended June 30, 2003 Allied earned $2,302, or $0.40 a share fully diluted on revenue of $42,723, compared to earnings of $2,151, or $0.41 a share fully diluted on revenue of $27,396 for the comparable 2002 period. For the six months ended June 30, 2003, Allied earned $6,236, or $1.08 a share fully diluted on revenue of $85,380, compared to earnings of $3,324, or $0.63 a share fully diluted on revenue of $44,324 for the comparable 2002 period.

The table below sets forth, for the three months and six months ended June 30, 2003 and June 30, 2002, certain items from Allied’s consolidated statements of operations expressed as a percentage of revenue:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%

Cost and expenses
Cost of sales	71.0	69.4	69.8	69.3
Selling and administrative	16.4	16.1	14.9	15.7
Research and development	1.8	1.5	1.6	2.1

Operating income	10.8	13.0	13.7	12.9

Other Income (deductions)
Interest income	0.3	0.6	0.3	0.6
Interest expense	(1.2)	(1.2)	(1.1)	(1.2)
Other—net	(0.8)	1.0	(0.4)	0.7

Earnings before income taxes	9.1	13.4	12.5	13.0

Income tax expense	3.7	5.6	5.2	5.5

Net earnings	5.4	7.8	7.3	7.5

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

(Thousands of Dollars)

(Unaudited)

Results of Operations—Continued

Revenue. Allied had revenue of $42,723 in the three months ended June 30, 2003, which was 56% higher than its revenue in the same period of 2002 of $27,396. This increase was attributable to higher production activities at MECAR and the VSK Group as well as the additions of Titan Dynamics Systems and SeaSpace. Additionally, the results of the Belgium subsidiaries were positively affected by the strength of the Euro between the two reporting periods. The Euro increased in value by 23% over the past twelve months.

	Revenue by Segment
	Three months ended June 30, 2003		Three months ended June 30, 2002
	Amount	Percentage of total	Amount	Percentage Of total
Ordnance & Manufacturing	$33,319	78%	$19,396	71%
Electronic Security	7,707	18%	7,999	29%
Environmental Safety & Security	1,509	4%	—	—
Software, Training & Simulation	188	—	1	—

	$42,723	100%	$27,396	100%

Allied had revenue of $85,380 in the six months ended June 30, 2003, which was 93% higher than its revenue in the same period of 2002 of $44,324.

	Revenue by Segment
	Six months ended June 30, 2003		Six months ended June 30, 2002
	Amount	Percentage of total	Amount	Percentage of total
Ordnance & Manufacturing	$65,986	77%	$30,229	68%
Electronic Security	14,438	17%	14,094	32%
Environmental Safety & Security	3,815	4%	—	—
Software, Training & Simulation	1,141	1%	1	—

	$85,380	100%	$44,324	100%

Ordnance & Manufacturing Segment revenue during the three and six month periods ended June 30, 2003 increased by 72% and 118%, respectively, from the comparable periods in 2002. The increased sales were noticeably higher due to two factors. First, the sales growth stemmed from work on the approximately $130,000 FMS multi-year contract received in early 2002. Second, MECAR accelerated production to satisfy customer delivery requirements and experienced changes in product mix. MECAR is experiencing a shift in production activity due to a shift in order delivery schedules. Historically, the revenue generated by MECAR has been stronger in the second half of the year. The opposite is occurring this year. The results for the second half of the year could reflect a decrease in business traditionally experienced in the first half of the year.

Electronic Security Segment revenue during the three and six month periods ended June 30, 2003 were materially consistent with the revenue in the comparable periods of 2002. Revenue for the six months ended June 30, 2003 increased by approximately $2,800 at the VSK Group while sales at Microwave decreased by approximately $2,400. The increase at the VSK Group was attributed to its expanded distribution channels, technology upgrades and new product introductions. The majority of the decrease in sales activity at Microwave was affected by delays in Department of Homeland Security appropriations. Microwave is a prime contractor for a number of U.S. government programs that are funded

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

(Thousands of Dollars)

(Unaudited)

Results of Operations—Continued

out of the budget for the Department of Homeland Security. Microwave anticipates that the supplemental funding bill enacted in April of 2003 will have a positive affect on government procurements ordered through Microwave at some point during the third and fourth quarters of this year.

Environmental Safety & Security Segment and Software, Training & Simulation Segment revenues reflect the operations of SeaSpace and Titan Dynamics Systems, respectively. These two subsidiaries were purchased by the Company during the second half of 2002 and neither had any material effect on the operating results in the three and six months ended June 30, 2003. Titan’s major product line of Battle Effects Simulators (BES) is presently undergoing a U.S. Navy/Marine Corp sponsored $1.5M safety certification program scheduled for completion in the first quarter of 2004. This certification will allow the Titan BES to fulfill US Navy/Marine Corp BES requirements. The U.S. Army is currently evaluating adoption of the U.S. Navy/Marine Corp safety certification to allow the Titan BES to fulfill Army BES requirements estimated to be worth $30M over the next five years.

Backlog. As of June 30, 2003, the Company’s backlog was $140,843 compared to $156,800 at December 31, 2002 and $210,540 at June 30, 2002. The June 2003 backlog consists of approximately $127,028, $12,281, $1,452 and $82 for Ordnance & Manufacturing, Electronic Security, Environmental Safety & Security and Software Training & Simulation Segments, respectively. The decrease in backlog is primarily the result of production work initiated on a MECAR contract awarded in February 2002. The backlog associated with this particular contract will continue to decrease in accordance with the delivery terms of the award.

Cost of Sales. Cost of sales as a percentage of sales for the three months ended June 30, 2003 was 71% compared with 69% for the same period in 2002. Cost of sales as a percentage of sales for the six months ended June 30, 2003 was essentially unchanged from the same period in 2002. The increase during the three month period was driven primarily by higher costs from the Ordnance & Manufacturing Segment, which experienced a shift in order delivery schedules and product mix. In addition, the Environmental Safety & Security Segment experienced higher costs on two contracts, which resulted in lower than normal margins. These increases were slightly offset by the Electronic Security Segment’s reduction in cost of sales as a percentage of sales. In particular, the VSK Group realized production efficiencies as it expanded its distribution channel throughout Europe.

Selling and Administrative Expense. Selling and administrative expenses as a percentage of sales for the three months and six months ended June 30, 2003 were relatively consistent with the same periods in 2002. The Ordnance & Manufacturing Segment incurred higher administrative costs primarily in the area of support staff compensation. In the Electronic Security Segment, the VSK Group also incurred higher costs that were driven by the increased sales volume. Microwave was affected by the delays in homeland security spending by the federal government. The administrative costs were burdened with compensation charges associated with production personnel. Additionally, the consolidated results were affected by the addition of two new operating units, Titan Dynamics Systems and Seaspace, which represented approximately 25% of the increase for the three and six months ended June 30, 2003.

Research and Development. Research and development costs increased for the three and six months ended June 30, 2003 by $366 and $415, respectively, over 2002 levels. The total dollar increase was nominal and was primarily attributed to increased research being conducted at the VSK Group and Microwave. Expenditures decreased at MECAR as the staff utilized for R & D efforts were assigned to production efforts during the period. This minor trend could continue through the year.

Interest Income. Interest income decreased for the three and six month periods ended June 30, 2003 by 23% and 9%, respectively, over 2002 levels. The total dollar decrease was nominal and was primarily attributed to reduced earnings on interest bearing cash accounts. Income earned on interest bearing accounts throughout the Company has been affected by the lower interest rates being earned on such accounts.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

(Thousands of Dollars)

(Unaudited)

Results of Operations—Continued

Interest Expense. Interest expense increased for the three and six months ended June 30, 2003 by 61% and 79%, respectively, over 2002 levels due principally to the costs associated with entering into a convertible debenture in the second quarter of 2002. The interest charges on that debenture will continue, on a monthly basis, until the earlier of the instrument being converted into common stock or until the note is liquidated. The debenture is repayable in twelve monthly payments commencing on June 28, 2004 and terminating on March 28, 2005 without any further unilateral rights to extend the terms of the agreement.

Other-Net. Other-Net primarily represents currency gains/currency losses, resulting from foreign currency transactions at MECAR and the VSK Group for the three and six months ended June 30, 2003 and 2002. Other-Net decreased for the three and six months ended June 30, 2003 by $630 and $680 over 2002 levels due primarily to currency losses on U.S. bank accounts maintained at MECAR and the VSK Group.

Pre-Tax Profit.

	Pre-tax Profit by Segment
	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Ordnance & Manufacturing	$4,908	$2,932	$11,726	$4,390
Electronic Security	(63)	1,000	(5)	1,592
Environmental Safety & Security	(345)	—	(337)	—
Software, Training & Simulation	(58)	(17)	109	(17)
Corporate and Other	(577)	(231)	(821)	(191)

	$3,865	$3,684	$10,672	$5,774

Ordnance & Manufacturing Segment pre-tax profit for the three and six months ended June 30, 2003 increased from the comparable periods in 2002 principally due to three factors. First, MECAR benefited from the increased production activity during the period with relatively consistent gross margins. Second, in 2002 MECAR was adversely affected by a production delay caused by receipt of defective materials. That order was expected to contribute a significant amount of revenue and earnings during the first portion of 2002, and the delay moved scheduled production on that order into the fourth quarter of 2002. No similar production delays occurred in 2003. Third, MECAR benefited by approximately $1,300 from a stronger Euro associated with its 2003 operating margins. The Euro began to strengthen in 2002 and continued in 2003.

Electronic Security Segment incurred pre-tax losses for the three and six months ended June 30, 2003. Pre-tax profit at the VSK Group increased by $344 and $1,071 for the three and six months ended June 30, 2003, respectively, but was offset by pre-tax loss at Microwave. Microwave was directly affected by the delay in funding from a number of federally funded programs of which it is a prime contractor. The funds were appropriated in a supplemental funding bill that was enacted by Congress in April 2003 that should have a direct impact on Microwave’s operating results through the remainder of the year.

Environmental Safety & Security Segment and Software, Training & Simulation Segment pre-tax losses did not materially affect the consolidated results for the quarter. SeaSpace was not part of the consolidated results in the three and six months ended June 30, 2002 and Titan Dynamic Systems operating results were included since the date of acquisition, which was June 6, 2002.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

(Thousands of Dollars)

(Unaudited)

Results of Operations—Continued

Corporate and Other Segment pre-tax losses for the three and six months ended June 30, 2003 increased from the comparable periods in 2002 due to the write-off of funding costs capitalized in 2002, investor relations activities, and higher compensation expenses. The funding costs written off in the period were associated with a structured debt financing proposal that did not appear to be a viable financing alternative for the Company at the time or in any future period.

Income Taxes. The effective income tax rate for the three and six months of 2003 was 40% and 42%, respectively, compared to 42% for the same periods of 2002. Income tax expense increased for the three and six months of 2003 over 2002 levels due to the increased pre-tax profits generated by MECAR and the VSK Group. The total provision in 2003 was offset by a tax benefit for the losses incurred by Microwave and SeaSpace. In addition, the corporate tax rate in Belgium was reduced from 40.17% to 33.99%, effective for tax years beginning January 1, 2003. Both MECAR and the VSK Group have analyzed the impact of the new tax law on their taxable income and have lowered their provisions from what has historically been recorded. The Company now believes the effective tax rate for the Belgium units will not be greater than 37% for the entire year. The entire impact of this new legislation is being reviewed quarterly by those foreign entities.

Net Earnings. The Company earned a $2,302 and $6,236 net profit, respectively, for the three and six months ended June 30, 2003 compared with $2,151 and $3,324 net profit in the same periods of 2002. The increase in 2003 resulted principally from the activities at MECAR and the VSK Group. The Company does not expect its Belgian subsidiaries to perform as profitably in the second half of 2003 as MECAR’s delivery schedule required greater production activity in the first half of 2003. The Company’s 2003 results have been negatively impacted by a loss at Microwave related to federal funding delays. Allied expects Microwave to increase its contribution in the second half of 2003.

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $75,288 at June 30, 2003, which is an increase of $15,256 over the December 31, 2002 level. Working capital has remained strong since 2002 due to profitable operations and the $7,500 convertible debenture executed by the Company on June 28, 2002. Operating activities provided cash of $11,066 and $4,209 through the six months of June 30, 2003 and June 30, 2002, respectively. The increase in cash provided by operating activities is attributed primarily to growth in earnings and collection of receivables, which are mainly from MECAR’s and the VSK Group’s customer base.

The Company used $3,023 of cash in its investing activities during the six months ended June 30, 2003, as compared to $1,064 for the same period of 2002. This increase was primarily due to higher outlays for production equipment and leasehold improvements at the Belgian business units, plus capital expenditures for the SeaSpace business unit. The Company anticipates that cash generated from operations will be sufficient to support any further capital expenditures over the remainder of the year. Capital expenditures for the year are expected to range from $3,800 to $4,400. Future expenditures within the second half of the year will be primarily incurred at MECAR for machinery and equipment. Depreciation for the year will range from $3,600 to $3,900.

The Company used $1,768 of cash in its financing activities during the six months ended June 30, 2003, whereas it generated $4,786 of cash during the same period of 2002. During the six months ended June 30, 2003, short-term and long-term obligations were reduced by $1,320, which primarily pertained to MECAR operations. During the six months ended June 30, 2002, the primary source of cash provided by financing activities was the proceeds realized from the sale of the convertible debenture and warrant.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

June 30, 2003

(Thousands of Dollars)

(Unaudited)

Liquidity and Capital Resources—Continued

The parent company continues to operate based on fees and dividends received from its subsidiaries. The $7,500 convertible debenture executed by the Company on June 28, 2002 is repayable in ten monthly principal installments, plus interest, commencing on June 28, 2004 and ending on March 28, 2005. It is expected to be repaid from parent company cash and/or dividends from MECAR and/or the VSK Group. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate. The VSK Group, SeaSpace and Titan Dynamics Systems continue to operate from internally generated cash. Allied has made cash infusions to Microwave to support its working capital which has been adversely affected by the delay in the receipt of orders.

Stockholders’ equity as of June 30, 2003 was positively affected by the improvement in the value of the Euro versus the U.S. dollar during the first six months of 2003, resulting in accumulated other comprehensive income of $6,570. The Euro appreciated by approximately 9% since the beginning of the year.

The Company continues to explore alternate methods of securing the necessary financial capacity to implement its growth plans. At times, the Company has utilized the services of an Investment Banker in an attempt to secure a senior credit facility for its U.S. based operations.

The Company’s ability to cover its anticipated future operating and capital requirements is dependent upon its ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of MECAR and the VSK Group, and its ability to successfully integrate its acquisitions. The Company expects its acquisitions to be accretive to operations over a period of no less than 12 months and no longer than 24 months.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

June 30, 2003

There have been no material changes in the Company’s interest rate sensitivity and exchange rate sensitivity as reported in the Company’s Form 10-K for the period ended December 31, 2002.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

DISCLOSURE CONTROLS AND PROCEDURES

June 30, 2003

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

There were no significant changes in our internal control over financial reporting or, to our knowledge, in other factors that could significantly affect our internal control over financial reporting subsequent to the date we conducted the above-described evaluation. The Company is currently reviewing the new internal controls documentation and attestation requirements regarding Rule 404 of the Sarbanes Oxley Act of 2002 and is confident that it will fully comply with such requirements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

June 30, 2003

PART II. OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

On June 6, 2003, the Company held its annual meeting of shareholders.

The Company’s shareholders re-elected J. H. Binford Peay, III, John G. Meyer, Jr., J.R. Sculley, Clifford C. Christ, Harry H. Warner, Ronald H. Griffith and Gilbert F. Decker as members of the Board of Directors of the Company.

The following votes were cast in connection with the election of directors:

Nominee	In Favor	Withheld
J. H. Binford Peay, III	4,023,846	347,075
John G. Meyer, Jr.	4,167,238	203,683
Clifford C. Christ	4,352,420	18,501
Ronald H. Griffith	4,297,826	73,095
J. R. Sculley	3,885,118	485,803
Harry H. Warner	4,339,653	31,268
Gilbert F. Decker	4,206,420	164,501

The Company’s shareholders approved an amendment to the 2001 Equity Incentive Plan of the Company. The following votes were cast in connection with such approval:

For	Against	Abstain
3,200,188	1,158,837	11,896

The Company’s shareholders ratified the appointment of Grant Thornton LLP as the Company’s independent auditors for 2003. The following votes were cast in connection with such ratification:

For	Against	Abstain
4,352,974	14,681	3,266

Item 6 Exhibits and Reports on Form 8-K

Reports on Form 8-K

On April 22, 2003, the Company filed a Form 8-K reporting the hiring of and employment agreement with Monte L. Pickens as Chief Operating Officer.

On May 1, 2003, the Company filed a Form 8-K reporting its financial results for the first quarter of 2003.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

June 30, 2003

Exhibit No.	Description of Exhibits

3.1.	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002)

3.2.	By-Laws (Incorporated by reference from Form 10-Q filed in August 2002)

3.3	Rights Agreement between Allied Research Corporation and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001)

10.5.	Employment Agreement between The Allied Defense Group, Inc. and Monte Lee Pickens (Incorporated by reference from Form 8-K filed in April 2003)

31.1.	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2.	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

Date: August 13, 2003	/s/ Charles A. Hasper
Charles A. Hasper, Chief Financial Officer and Treasurer