Form 10-Q
period 2003-09-30
ALLIED DEFENSE GROUP INC
filed 2003-11-13
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

Mark one

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2003: 5,505,888.

THE ALLIED DEFENSE GROUP, INC.

(Formerly Allied Research Corporation)

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

ASSETS

	September 30, 2003	December 31, 2002
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24,905	$14,876
Restricted cash	10,627	8,052
Accounts receivable	15,525	28,564
Costs and accrued earnings on uncompleted contracts	88,327	56,728
Inventories	12,498	9,409
Deferred tax asset	454	305
Fair value of foreign exchange contracts	10,537	13,595
Prepaid and other current assets	9,527	2,885

Total current assets	172,400	134,414

PROPERTY, PLANT AND EQUIPMENT – net of accumulated depreciation	22,485	18,644
OTHER ASSETS
Intangibles, net of accumulated amortization	15,437	14,718
Other assets	356	392

	15,793	15,110

	$210,678	$168,168

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	8,772	6,518
Current maturities of long-term debt	2,461	1,915
Current maturities convertible subordinated debenture	3,000	5,250
Accounts payable	37,828	30,964
Accrued liabilities	26,630	7,826
Customer deposits	4,419	5,092
Foreign exchange contracts	10,537	13,595
Income taxes	4,841	3,222

Total current liabilities	98,488	74,382

LONG-TERM OBLIGATIONS
Long-term debt, less current maturities	4,764	4,738
Convertible subordinated debenture, less current maturities and unamortized discount	4,386	2,029
Deferred compensation	936	394
Deferred taxes	392	111

	10,478	7,272

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,505,888 in 2003 and 5,474,813 in 2002	551	547
Additional paid-in capital	25,252	24,871
Retained earnings	68,444	61,345
Accumulated other comprehensive income (loss)	7,465	(249)

	101,712	86,514

	$210,678	$168,168

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands of Dollars)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue	$34,871	$30,806	$120,251	$75,130
Cost and expenses
Cost of sales	26,972	23,107	86,578	53,823
Selling and administrative	5,555	4,659	18,244	11,620
Research and development	1,249	654	2,611	1,601

Operating income	1,095	2,386	12,818	8,086
Other income (expense)
Interest income	123	135	351	386
Interest expense	(547)	(379)	(1,506)	(916)
Other – net	(46)	(598)	(366)	(238)

	(470)	(842)	(1,521)	(768)

Earnings before income taxes	625	1,544	11,297	7,318
Income tax (benefit) expense	(238)	871	4,198	3,321

NET EARNINGS	$863	$673	$7,099	$3,997

Earnings per share
Basic	$.16	$.13	$1.29	$.76
Diluted	$.16	$.12	$1.23	$.73
Weighted average number of common shares:
Basic	5,504,106	5,401,549	5,490,475	5,248,222
Diluted	6,001,239	5,585,422	5,984,933	5,470,630

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine months ended September 30
	2003	2002
Cash flows from operating activities
Net earnings	$7,099	$3,997
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	2,855	1,842
Common stock award	—	640
Deferred taxes	118	—
Debenture issue costs and conversion feature	224	(71)
Deferred compensation	340	—
Changes in assets and liabilities
Accounts receivable	14,852	4,987
Costs and accrued earnings on uncompleted contracts	(24,599)	(9,915)
Inventories	(2,410)	(937)
Prepaid and other current assets	(6,359)	(2,860)
Accounts payable, accrued liabilities and customer deposits	20,049	6,101
Income taxes	1,048	2,967

Net cash provided by operating activities	13,217	6,751
Cash flows from investing activities
Capital expenditures	(4,454)	(1,626)
Payment for Acquisition, net of cash acquired	—	(3,291)

Net cash used in investing activities	(4,454)	(4,917)
Cash flows from financing activities
Principal payments on long-term borrowing	(1,650)	(1,354)
Proceeds from issuance of convertible subordinated debenture	—	7,500
Proceeds from issuance of long-term debt	1,517	276
Net increase in short-term borrowings	1,507	795
Proceeds from employee stock purchases	142	155
Option exercises	242	62
Restricted cash	(1,769)	(1,962)

Net cash (used in) provided by financing activities	(11)	5,472
Net increase in cash and cash equivalents	8,752	7,306
Effects of exchange rate changes on cash and cash equivalents	1,277	2,137

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,029	9,443
Cash and cash equivalents at beginning of year	14,876	10,922

Cash and cash equivalents at end of period	$24,905	$20,365

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	896	252
Taxes	8,957	5,695
Supplemental Disclosures of Non-cash investing and financing activities
Non-cash (stock) consideration in connection with business acquisition	—	6,473
Warrants issued in conjunction with convertible subordinated debenture	—	140
Convertible subordinated debenture beneficial conversion feature	—	138

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and changes in cash flow have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2002, Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 2003 and 2002, are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries, ARC Europe, S.A. (“ARC Europe”), a Belgian company, News/Sports Microwave Rental, Inc. (“Microwave”), a California corporation, Titan Dynamics Systems, Inc. (“Titan Dynamics”), a Texas corporation, SeaSpace Corporation (“SeaSpace”), a California corporation, and Allied Research Corporation Limited (“Limited”), a United Kingdom company (which is inactive).

ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (“MECAR”), Sedachim S.I. S.A., Hendrickx S.A., and the VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Tele Technique Generale, S.A., IDCS, N.V., Belgian Automation Units, N.V. and Vigitec S.A.

The Company operates in four (4) principal segments. MECAR engages principally in the development and production of medium caliber tank ammunition and mortar ammunition (Ordnance & Manufacturing Segment, formerly the Product Sales Segment). The VSK Group and Microwave engage in the design, manufacture, distribution and service of industrial and law enforcement security products and systems (Electronic Security Segment, formerly the Security Systems & Services Segment). Titan Dynamics engages in the design, manufacture and sale of battlefield effects simulators (Software, Training & Simulation Segment). SeaSpace engages in the design, manufacture, distribution and service of weather and environmental satellite ground reception systems (Environmental Safety & Security Segment).

Significant intercompany transactions have been eliminated in consolidation.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2003, and December 31, 2002, futures contracts designated as fair value hedges with notional amounts of $63,400 and $93,000 were outstanding and the fair values of these contracts were $20,711 and $18,833, respectively. At September 30, 2003, the total fair value was included in costs and accrued earnings on uncompleted contracts ($10,174), and fair value of foreign exchange contracts ($10,537). At December 31, 2002, the fair value was included in accounts receivable ($1,869), costs and accrued earnings on uncompleted contracts ($3,369), and fair value of foreign exchange contracts ($13,595). Deferred gains on fair value hedges related to multi-year sales contracts are included in accrued liabilities.

NOTE 4 - STOCK BASED COMPENSATION

The Company currently accounts for stock options using the intrinsic value method and is applying APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation costs for stock options is measured and recorded as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant. No compensation cost has been recognized for the granting of stock options to employees in the three and nine months ended September 30, 2003 and 2002.

The following table presents the pro forma decrease in income for the three and nine months ended September 30, 2003 and 2002, that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Reported net earnings	$863	$673	$7,099	$3,997
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(130)	(105)	(391)	(315)

Pro forma net earnings	$733	$568	$6,708	$3,682

Basic earnings per share:
Reported earnings per share	$0.16	$0.13	$1.29	$0.76
Compensation costs, net of tax	(0.02)	(0.02)	(0.07)	(0.06)

Pro forma basic earnings per share	$0.14	$0.11	$1.22	$0.70

Diluted earnings per share:
Reported earnings per share	$0.16	$0.12	$1.23	$0.73
Compensation costs, net of tax	(0.02)	(0.02)	(0.07)	(0.06)

Pro forma diluted earnings per share	$0.14	$0.10	$1.16	$0.67

Options granted during the three and nine months ended September 30, 2003, were 39,000 and 149,000, respectively. Options granted during the three and nine months ended September 30, 2002, were 32,500 and 252,500, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted average assumptions used in the model were as follows.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 4 - STOCK BASED COMPENSATION – Continued

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Risk free interest rate	1.82%	1.82%	1.82%	1.82%
Expected volatility rate	44.00%	44.00%	44.00%	44.00%
Expected lives - years	4	4	4	4
Divided yield	—	—	—	—

The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

NOTE 5 - RESTRICTED CASH

MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreements used to provide these financial guarantees place restrictions on cash deposits and other liens on MECAR’s assets. Restricted cash of $10,502 and $8,052 included in current assets at September 30, 2003, and December 31, 2002, respectively, was restricted or pledged as collateral for these agreements and other obligations. Restricted cash also includes a $125 one-year deposit which is a requirement of the SeaSpace acquisition agreement.

NOTE 6 – INTANGIBLE ASSETS

	September 30, 2003			December 31, 2002
	Gross Amount	Accumulated Amortization	Net	Gross Amount	Accumulated Amortization	Net
Intangible assets subject to amortization:
Capitalized Software	$713	$239	$474	$713	$109	$604
Customer Lists	2,342	310	2,032	2,247	172	2,075
Patents	1,494	125	1,369	1,494	59	1,435

Total	$4,549	$674	$3,875	$4,454	$340	$4,114
Goodwill	14,625	3,063	11,562	13,373	2,769	10,604

Total	$19,174	$3,737	$15,437	$17,827	$3,109	$14,718

Consolidated amortization expense related to intangible assets, excluding goodwill, for the three and nine months ended September 30, 2003 and 2002, was $111 and $333 and $56 and $155, respectively. Intangible assets are being amortized over lives ranging from 3 to 17 years for a weighted average life of 12 years. There was no amortization of goodwill in the nine months ended September 30, 2003 and 2002.

The $11,562 of goodwill at September 30, 2003 is comprised of $6,894 related to the Electronic Security Segment, $3,323 related to the Environmental Safety & Security Segment and $1,345 related to the Software, Training & Simulation Segment. The increase in goodwill and accumulated amortization resulted from the stronger Euro since December 31, 2002. It is the Company’s policy to continually assess goodwill for impairment during the year.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 7 - CREDIT FACILITY

MECAR is obligated under an agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts as well as a line-of-credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. As of September 30, 2003, and December 31, 2002, guarantees and performance bonds of approximately $20,199 and $18,259, respectively, were outstanding.

Advances under the Agreement are secured by restricted cash at September 30, 2003, and December 31, 2002, of approximately $10,300 and $7,700, respectively. Amounts outstanding are also collateralized by a pledge of approximately $39,900 of MECAR’s net assets. The Agreement requires that MECAR maintain net worth and working capital covenants on a Euro basis. We are in compliance with all covenants.

NOTE 8 - LONG-TERM DEBT

MECAR is obligated on a mortgage with a balance of approximately $546 on its manufacturing and administration facilities. The loan matures in 2004. The VSK Group is also obligated on a mortgage on its building, which has a balance of approximately $305 at September 30, 2003. These mortgages are payable in annual installments of approximately $50 plus interest.

The Company and its subsidiaries are also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.5% to 8.0% and mature at various dates through 2007.

Scheduled annual maturities of long-term obligations as of September 30, 2003, are approximately as follows:

Year	Amount
2004	$2,461
2005	1,752
2006	1,407
2007	1,045
2008	560

NOTE 9 - CONVERTIBLE SUBORDINATED DEBENTURE

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

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 9 - CONVERTIBLE SUBORDINATED DEBENTURE – Continued

The initial terms called for semi-annual interest payments to begin on December 28, 2002, and continue until June 28, 2003. At June 28, 2003, monthly principal payments, in the amount of $750, were to begin and continue for a period of ten (10) months or until March 28, 2004. Additionally, the monthly principal payments were to include interest on the outstanding note balance.

On June 27, 2003, the lender notified the Company that it was exercising its right to extend the terms of the debenture by twelve (12) months. The holder unilaterally chose to delay the monthly principal payments, which were initially scheduled to commence June 28, 2003. The holder of the debenture may choose to convert all or a portion of the principal amount outstanding into shares of the Company’s common stock at any time before maturity. The right of the Company to sell and the holder’s right to purchase additional debentures expired in August 2003. The Company has registered the shares of common stock that could be issued in the event the holder elects to convert the debenture and exercise the warrants.

NOTE 10 - INCOME TAXES

Deferred tax liabilities have not been recognized for basis differences related to investments in the Company’s Belgian and United Kingdom subsidiaries. These differences, which consist primarily of unremitted earnings intended to be indefinitely reinvested in the subsidiaries, aggregated approximately $63,282 at September 30, 2003. Determination of the amount of unrecognized deferred tax liabilities is not practical.

NOTE 11 - EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2003 and September 30, 2002, respectively:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net earnings	$863	$673	$7,099	$3,997
Interest on convertible debenture, net of taxes	91	—	269	—

Net earnings before interest on convertible debenture	$954	$673	$7,368	$3,997

Weighted average number of basic shares	5,504,106	5,401,549	5,490,475	5,248,222
Common stock equivalents	497,133	183,873	494,458	222,408

Weighted average number of diluted shares	6,001,239	5,585,422	5,984,933	5,470,630

Basic earning per share	$.16	$.13	$1.29	$.76

Diluted earnings per share	$.16	$.12	$1.23	$.73

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

NOTE 12 - COMPREHENSIVE INCOME (LOSS)

A summary of the components of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2003 and September 30, 2002, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net earnings	$863	$673	$7,099	$3,997
Currency translation adjustment	895	(790)	7,714	6,260

Comprehensive income (loss)	$1,758	$(117)	$14,813	$10,257

NOTE 13 - INDUSTRY SEGMENTS

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues from external customers
Ordnance & Manufacturing	$25,670	$21,200	$91,655	$51,429
Electronic Security	7,748	8,177	22,187	22,271
Environmental Safety & Security	1,414	1,336	5,229	1,336
Software, Training & Simulation	39	93	1,180	94

	$34,871	$30,806	$120,251	$75,130

Segment profit before taxes
Ordnance & Manufacturing	$463	$931	$12,190	$5,321
Electronic Security	640	1,087	635	2,679
Environmental Safety & Security	(271)	138	(608)	138
Software, Training & Simulation	(167)	(50)	(58)	(67)
Corporate and Other	(40)	(562)	(862)	(753)

	$625	$1,544	$11,297	$7,318

NOTE 14 - RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements during the three months ended September 30, 2003 that would impact the Company’s financial reporting.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2003 and June 30, 2003, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in such Form 10-K and Forms 10-Q.

The Company operates in four (4) principal segments, which are outlined below.

•	Ordnance & Manufacturing segment consists of MECAR S.A. (“MECAR”), a Belgian corporation, which engages principally in the development and production of medium caliber tank ammunition and mortar ammunition.

•	Electronic Security segment consists of The VSK Group and News/Sports Microwave Rental, Inc. (“Microwave”). The VSK Group is a collection of Belgian corporations consisting of VSK Electronics, N.V., Tele Technique Generale, S.A., Vigitec S.A. and IDCS, S.A. VSK Electronics, N.V. manufactures access control and fire detection systems; Tele Technique Generale, S.A. installs security systems; Vigitec S.A. installs networked video surveillance systems; and IDCS S.A. manufacturers integrated video systems. Microwave, a California corporation, engages in the design, manufacture, distribution and service of industrial and law enforcement security products and systems.

•	Environmental Safety & Security segment consists of SeaSpace Corporation (“SeaSpace”), a California corporation, which engages in the design, manufacture, distribution and service of weather and environmental satellite ground reception systems.

•	Software, Training & Simulation segment consists of Titan Dynamics Systems, Inc. (“Titan Dynamics”), a Texas corporation, which engages in the design, manufacture and sale of battlefield effects simulators.

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

Future Factors include substantial reliance on MECAR’s principal customers to continue to acquire MECAR’s products on a regular basis; the cyclical nature of the Company’s military business; rapid technological developments and changes and the Company’s ability to continue to introduce competitive new products and services on a timely, cost effective basis; the ability of the Company to successfully continue to expand its business base; the ability of the Company’s acquired businesses to mature and meet performance expectations; the mix of products/services; domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability; the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions; the release of funding for agencies under the Department of Homeland Security; changes in government regulations; liability and other claims asserted against us; the ability to attract and retain qualified personnel; and continued availability of financing, financial instruments and financial resources in the amounts, at the times, and on the terms required to support the Company’s

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

Forward-Looking Statements - Continued

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

Critical Accounting Policies

Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 8 of the Form 10-K for the year ended December 31, 2002. There have been no changes in the company’s critical accounting policies during the nine months ended September 30, 2003. Our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting and assessment of potential impairments of intangible assets. The value of contracts in process at September 30, 2003 and 2002 were $88,327 and $33,293 and the gross margin recognized on these contracts through September 30, 2003 and 2002 were approximately $20,840 and $6,328, respectively.

As of September 30, 2003, the Company has $11,562 of goodwill included in Other Assets. The Company completed a goodwill impairment analysis at the end of December 31, 2002 and found no basis to adjust the carrying value of the goodwill. The Company performs similar reviews on a regular basis, or earlier if indicators of a potential impairment arise. The impairment review is based on a discounted cash flow approach that uses estimates of future revenues and profitability. If market conditions in the Company’s related businesses fail to meet expectations or negatively affect the Company’s business model, then the Company will adjust the carrying value of the goodwill downward to reflect the magnitude of the change.

Results of Operations

For the three months ended September 30, 2003 Allied earned $863, or $0.16 a share, fully diluted, on revenue of $34,871, compared to earnings of $673, or $0.12 a share, fully diluted, on revenue of $30,806 for the comparable 2002 period. For the nine months ended September 30, 2003, Allied earned $7,099, or $1.23 a share, fully diluted, on revenue of $120,251, compared to earnings of $3,997, or $0.73 a share, fully diluted, on revenue of $75,130 for the comparable 2002 period.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

Results of Operations - Continued

The table below sets forth, for the three months and nine months ended September 30, 2003 and 2002, certain items from Allied’s consolidated statements of operations expressed as a percentage of revenue:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenue	100.0%	100.0%	100.0%	100.0%
Cost and expenses
Cost of sales	77.4	75.0	72.0	71.6
Selling and administrative	15.9	15.1	15.2	15.5
Research and development	3.6	2.1	2.1	2.1

Operating income	3.1	7.8	10.7	10.8
Other income (expense)
Interest income	0.4	0.4	0.3	0.5
Interest expense	(1.6)	(1.3)	(1.3)	(1.3)
Other – net	(0.1)	(1.9)	(0.3)	(0.3)

Earnings before income taxes	1.8	5.0	9.4	9.7
Income tax (benefit) expense	(0.7)	2.8	3.5	4.4

Net earnings	2.5	2.2	5.9	5.3

Revenue. Allied had revenue of $34,871 in the three months ended September 30, 2003, which was 13% higher than its revenue in the same period of 2002 of $30,806. This increase was attributable, in part, to higher production activities at MECAR and the VSK Group. This was offset by decreased sales activity at Microwave and Titan Dynamics. The quarterly results of the Belgium subsidiaries were positively affected by the strength of the Euro between the two reporting periods. The Euro increased in value by 20% over the past twelve months, which resulted in $3,709 of additional revenues compared to the prior year.

	Revenue by Segment
	Three months ended September 30, 2003		Three months ended September 30, 2002
	Amount	Percentage of total	Amount	Percentage of total
Ordnance & Manufacturing	$25,670	74%	$21,200	69%
Electronic Security	7,748	22%	8,177	27%
Environmental Safety & Security	1,414	4%	1,336	4%
Software, Training & Simulation	39	—	93	—

	$34,871	100%	$30,806	100%

Allied had revenue of $120,251 in the nine months ended September 30, 2003, which was 60% higher than its revenue in the same period of 2002 of $75,130. This increase was attributable, in part, to higher production activities at MECAR and the VSK Group as well as the additions of Titan Dynamics and SeaSpace. This was offset by the decreased sales activity at Microwave. The year-to-date results of the Belgium subsidiaries were positively affected by the strength of the Euro between the two reporting periods. The Euro increased in value by 20% over the past twelve months, which resulted in $18,476 of additional revenues compared to the prior year.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

Results of Operations - Continued

	Revenue by Segment
	Nine months ended September 30, 2003		Nine months ended September 30, 2002
	Amount	Percentage of total	Amount	Percentage of total
Ordnance & Manufacturing	$91,655	76%	$51,429	68%
Electronic Security	22,187	19%	22,271	30%
Environmental Safety & Security	5,229	4%	1,336	2%
Software, Training & Simulation	1,180	1%	94	—

	$120,251	100%	$75,130	100%

Ordnance & Manufacturing Segment revenue during the three and nine month periods ended September 30, 2003, increased by 21% and 78%, respectively, from the comparable periods in 2002. Revenue for the three months ended September 30, 2003 increased by $4,470 over 2002 levels primarily as a result of the stronger Euro, which represented $2,895 or 65% of the increase. MECAR’s 2003 third quarter sales activity, excluding the Euro impact, was 4% higher than 2002 same period activity. Revenue for the nine months ended September 30, 2003 increased by $40,226 over 2002 levels as a result of three factors. First, the sales growth stemmed from work on the approximately $130,000 Foreign Military Sales (FMS) multi-year contract received in February 2002. The FMS contract has provided 61% of MECAR’s 2003 year-to-date revenues. Second, the stronger Euro resulted in $15,244 of additional revenues compared to the prior year. Third, MECAR accelerated production to satisfy customer delivery requirements and experienced changes in product mix.

Electronic Security Segment revenue during the three and nine month periods ended September 30, 2003, were lower than the revenue in the comparable periods of 2002. Revenue for the three months ended September 30, 2003, decreased by $2,148 at Microwave, which was offset by the revenue increase of $1,717 at the VSK Group. The majority of the decrease in sales activity at Microwave resulted from delays in Department of Homeland Security funding appropriations. The increase at the VSK Group stemmed from the expanded distribution channels, technology upgrades and new product introductions. In addition, the stronger Euro represented $814 of the third quarter increase at the VSK Group. Revenue for the nine months ended September 30, 2003, decreased by $4,579 at Microwave, which was offset by the revenue increase of $4,495 at the VSK Group. Microwave is a prime contractor for a number of U.S. government programs that are funded out of the budget for the Department of Homeland Security. At the end of the third quarter 2003, Microwave received orders that were originally delayed by the supplemental funding bill of April 2003. Microwave anticipates that this bill will continue to have a positive effect on government procurements ordered through Microwave for the rest of 2003. The increase at the VSK Group stemmed from the factors outlined above. In addition, the stronger Euro represented $3,233 of the nine month increase at the VSK Group.

Environmental Safety & Security Segment and Software, Training & Simulation Segment revenue reflect the operations of SeaSpace and Titan Dynamics, respectively. These two subsidiaries were purchased by the Company during the second half of 2002 and neither had any material effect on the operating results in the three and nine months ended September 30, 2003. For SeaSpace, X band product sales comprised the majority of 2003 revenues. As a percent of revenues, X band sales increased from 23% in 2002 to 54% in 2003. This trend is expected to continue for the remainder of 2003. Titan Dynamics’ major product line of Battle Effects Simulators (BES) is presently undergoing a U.S. Navy/Marine Corp sponsored safety certification program scheduled for completion in the first quarter of 2004. This certification will allow Titan Dynamics to compete for US Navy/Marine Corp BES requirements. The U.S. Army is currently evaluating adoption of the U.S. Navy/Marine Corp safety certification to allow the Titan BES to compete for Army BES requirements estimated to be worth $60,000 over the next ten years.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

Results of Operations - Continued

Backlog. As of September 30, 2003, the Company’s backlog was $108,268 compared to $156,800 at December 31, 2002, and $209,324 at September 30, 2002.

	Backlog by Segment
	September 30, 2003		September 30, 2002
	Amount	Percentage of total	Amount	Percentage Of total
Ordnance & Manufacturing	$90,396	83%	$195,705	94%
Electronic Security	15,582	14%	10,614	5%
Environmental Safety & Security	1,632	2%	2,113	1%
Software, Training & Simulation	658	1%	892	—

	$108,268	100%	$209,324	100%

The decrease in backlog is primarily the result of MECAR’s work on the $130,000 FMS multi-year contract awarded in February 2002. The backlog associated with this particular contract will continue to decrease in accordance with the delivery terms of the award. MECAR has undertaken a diversification effort in the past few years, which continues to be prolific in 2003. In addition to meeting the ammunition needs of its traditional customers, MECAR has developed a number of new markets, which make up a majority of its new orders for 2003. This trend is expected to continue. Electronic Security backlog increased from new contracts received at the VSK Group and Microwave. In addition to its funded backlog of $5,041 at September 30, 2003, Microwave anticipates receiving new orders of approximately $4,000 in the fourth quarter of 2003 which is expected to be worked on in 2004.

Cost of Sales. Cost of sales as a percentage of sales for the three months ended September 30, 2003, was 77.4% compared with 75% for the same period in 2002. Cost of sales as a percentage of sales for the nine months ended September 30, 2003, was essentially unchanged from the same period in 2002. Cost of sales include direct materials, direct labor, overhead and other direct costs. The increase during the three month period was driven by higher than anticipated costs within the Ordnance & Manufacturing Segment.

	Cost of Sales as Percentage of Sales by Segment
	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Ordnance & Manufacturing	84%	82%	76%	76%
Electronic Security	53%	61%	54%	62%
Environmental Safety & Security	67%	57%	66%	57%
Software, Training & Simulation	75%	66%	60%	67%
Total	77%	75%	72%	72%

Ordnance & Manufacturing Segment cost of sales for the three months ended September 2003 increased over the same period of 2002 because of increased outlays in other direct costs of production. These other direct costs were primarily related to the FMS contract which dominated the production process in the current year. The contract, awarded in February 2002, did not generate the same level of revenue as is occurring in the current year. Additionally, MECAR incurred higher than anticipated labor costs due to production delays surrounding a 90MM production order. The delay has been resolved and should not affect activity in future periods.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

Results of Operations - Continued

Electronic Security Segment cost of sales decreased from 2002 primarily due to the VSK Group’s production efficiencies realized as it expanded its distribution channel throughout Europe. In particular, the VSK Group incurred lower material costs on its export sales to its distributors. In contrast, Microwave’s cost of sales increased over 2002 primarily from higher material costs associated with using new product components to fulfill customer requirements as well as replacing components which were discontinued by vendors.

Environmental Safety & Security Segment cost of sales increased over 2002 as a result of higher X band sales, which traditionally have lower margins. Over the past twelve months, the X band market has become much more competitive. While selling prices were reduced to meet the competition in order to maintain market share, cost of materials did not decrease. As such, cost of sales increased significantly. Accordingly, while the number of X band orders is greater this year, the gross margins are lower. This trend is expected to continue for the remainder of the year.

Software, Training & Simulation Segment cost of sales for the three months ended September 30, 2003 increased over 2002 as a result of the change in product mix and higher labor costs. For the nine months ended September 30, 2003, cost of sales decreased from 2002. The 2002 period reflects lower levels of activity since Titan Dynamics was purchased on June 6, 2002. In 2003, the sales of cartridges represented the majority (85%) of total sales. Cartridge sales are normally sold at lower gross margins than BES systems and other products. In 2002, sales included a majority of BES systems sales, which have a higher gross margin. Direct labor as a percentage of sales was also higher in 2003 because the cartridges are more labor intensive than BES systems and other products. Titan Dynamics’ BES systems are presently undergoing a U.S. Navy/Marine Corp sponsored safety certification program scheduled for completion in the second quarter of 2004. Until the safety certification is obtained, the Company expects the cartridge sales to represent the majority of total sales.

Selling and Administrative Expense. Selling and administrative expenses as a percentage of sales for the three months and nine months ended September 30, 2003, were relatively consistent with the same periods in 2002. The Ordnance & Manufacturing Segment incurred higher administrative compensation costs. In the Electronic Security Segment, the VSK Group also incurred higher costs that were driven by the increased sales volume. Microwave was affected by the funding issues surrounding homeland security spending by the federal government. Administrative costs were also burdened with compensation charges associated with production personnel who had been reassigned to administrative support functions since the beginning of the year. Additionally, the consolidated results were affected by the addition of two new operating units, Titan Dynamics and SeaSpace, which represented approximately 27% and 29% of the increase for the three and nine months ended September 30, 2003, respectively. The Company expects Selling and administrative expense to continue to increase in proportion to the increase in sales for the remainder of the year.

Research and Development. Research and development costs increased for the three and nine months ended September 30, 2003, by $595 and $1,010, respectively, over 2002 levels. The total dollar increase was primarily attributed to increased research being conducted at MECAR, the VSK Group and Microwave. This trend is expected to continue for the remainder of the year.

Interest Income. Interest income decreased for the three and nine months ended September 30, 2003, from 2002 levels. The total dollar decrease was nominal and was primarily attributed to reduced earnings on interest bearing cash accounts. Income earned on interest bearing accounts throughout the Company has been affected by the lower interest rates being earned on such accounts.

Interest Expense. Interest expense increased for the three and nine months ended September 30, 2003, by 44% and 64%, respectively, over 2002 levels due principally to the costs associated with entering into a convertible debenture in the second quarter of 2002. The interest charges on that debenture will continue, on a monthly basis, until the earlier of the instrument being converted into common stock or until the note is liquidated. The debenture is repayable in ten monthly payments commencing on June 28, 2004, and terminating on March 28, 2005.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

Results of Operations - Continued

Other-Net. Other-Net consists of other income, currency gains/losses resulting from foreign currency transactions at MECAR and the VSK Group, and other expense for the three and nine months ended September 30, 2003 and 2002. Other-Net loss for the three months ended September 30, 2003, decreased by $552 from 2002 levels, while Other-Net loss for the nine months ended September 30, 2003, increased by $128 over 2002 levels. The fluctuations stemmed primarily from the currency fluctuations at MECAR and the VSK Group. In particular, MECAR had currency gains in 2002 on its U.S. bank accounts. Subsequently, MECAR incurred currency losses in 2003 on its U.S. bank accounts due the strength of the Euro over the past twelve months. Other expense includes bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor.

Pre-Tax Profit. Pre-tax Profit as a percentage of revenues for the three months ended September 30, 2003, was 1.8% compared with 5% for the same period in 2002. The decrease stemmed from the pre-tax losses in the Environmental Safety & Security and Software, Training & Simulation Segments, as well as the lower pre-tax profit in the Ordnance & Manufacturing and Electronic Security Segments. Pre-Tax Profit as a percentage of sales for the nine months ended September 30, 2003, was essentially unchanged from the same period in 2002.

	Pre-tax Profit by Segment
	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Ordnance & Manufacturing	$463	$931	$12,190	$5,321
Electronic Security	640	1,087	635	2,679
Environmental Safety & Security	(271)	138	(608)	138
Software, Training & Simulation	(167)	(50)	(58)	(67)
Corporate and Other	(40)	(562)	(862)	(753)

	$625	$1,544	$11,297	$7,318

Ordnance & Manufacturing Segment pre-tax profit for the three months ended September 30, 2003, decreased from the comparable period in 2002 primarily due to increased costs at MECAR in remedying a technical problem with one of its products. The problem was fully addressed as of September 30, 2003 and is not expected to impact pre-tax profit for the remainder of the year. Ordnance & Manufacturing Segment pre-tax profit for the nine months ended September 30, 2003, increased from the comparable period in 2002 principally due to three factors. First, MECAR benefited from the increased production activity during the period with relatively consistent gross margins. Second, in 2002 MECAR was adversely affected by a production delay caused by receipt of defective materials. That order was expected to contribute a significant amount of revenue and earnings during the first portion of 2002, and the delay moved scheduled production on that order into the fourth quarter of 2002. No similar production delays occurred in 2003. Third, MECAR’s 2003 operating margins benefited by approximately $2,027 from the stronger Euro. The Euro began to strengthen in 2002 and continued in 2003.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

Results of Operations - Continued

Electronic Security Segment earned reduced pre-tax profit for the three and nine months ended September 30, 2003, compared to the same periods in 2002. Pre-tax profit at the VSK Group increased by $635 and $1,706 for the three and nine months ended September 30, 2003, respectively, but was offset by pre-tax losses at Microwave for the respective periods. The VSK Group benefited from increased production activity along with improved gross margins. In addition, the VSK Group’s operating margins for the nine months ended September 30, 2003, benefited by approximately $653 from the stronger Euro. Microwave was directly affected by the delay in funding from a number of federally funded programs of which it is a prime contractor.

Environmental Safety & Security Segment and Software, Training & Simulation Segment incurred pre-tax losses for the three and nine months ended September 30, 2003. SeaSpace was affected by lower margins from its X band product sales. Titan Dynamics was affected by reduced third quarter revenue and lower margins due to product mix.

Corporate and Other Segment pre-tax loss for the nine months ended September 30, 2003, increased from the comparable period in 2002 due to the write-off of funding costs deferred in 2002, investor relations activities, and higher compensation expenses. The funding costs written off in the period were associated with a structured debt financing proposal that did not appear to be a viable financing alternative for the Company at the time or in any future period.

Income Taxes. The effective income tax rate for the three and nine months ended September 30, 2003 was 38% (tax benefit) and 37%, respectively, compared to 56% and 45% for the same periods of 2002. The income tax benefit for the three months ended September 30, 2003, resulted from the tax benefits attributable to the losses sustained by Microwave, SeaSpace, Titan Dynamics, and Corporate and a prior year accrual adjustment, which exceeded the tax provisions at MECAR and the VSK Group. In addition, the corporate tax rate in Belgium was reduced from 40.17% to 33.99%, effective for tax years beginning January 1, 2003. The Company estimates that the effective tax rate for its Belgium units will not be greater than 37% for 2003.

Net Earnings. The Company had net earnings of $863 and $7,099, respectively, for the three and nine months ended September 30, 2003 compared with net earnings of $673 and $3,997 in the same periods of 2002. The increase in 2003 resulted principally from the activities at MECAR and the VSK Group. The Company’s 2003 results have been negatively impacted by losses at Microwave, SeaSpace and Titan Dynamics.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

Liquidity and Capital Resources

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $73,912 at September 30, 2003, which is an increase of $13,880 over the December 31, 2002, level. Working capital has remained strong since 2002 due to profitable operations and the $7,500 convertible debenture issued by the Company on June 28, 2002.

Accounts receivable at September 30, 2003, decreased $13,039 or 46% from December 31, 2002, due to lower sales in the third quarter 2003 versus the fourth quarter 2002. Costs and accrued earnings on uncompleted contracts increased from year-end 2002 primarily as a result of work on the FMS contract at MECAR. Inventories increased $3,089 primarily from higher raw material purchases. The inventory buildup will give the subsidiaries the ability to deliver products with the shortest possible lead times. Fair value of foreign exchange contracts was $10,537 at September 30, 2003, compared to $13,595 at December 31, 2002. MECAR uses foreign currency hedge contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Prepaid and other current assets increased $6,642 primarily from payment of quarterly taxes at MECAR.

Property, Plant & Equipment, net of accumulated depreciation, increased primarily from equipment purchases at MECAR and the VSK Group. Intangibles, net of accumulated amortization increased solely from the strength of the Euro.

Notes Payable increased $2,254 from December 31, 2002, to September 30, 2003, as a result of MECAR funding its working capital needs. Accounts payable increased $6,864 which is related to the increase in costs on uncompleted contracts. Accrued liabilities increased $18,804 due primarily to the costs associated with higher production levels and deferred gains related to forward exchange contracts at MECAR. Customer deposits decreased $673 primarily at MECAR as a result of shipments during the period and other new contracts in 2003 not requiring deposits. Income taxes increased $1,619 due to the tax provisions at MECAR and the VSK Group, offset by the tax benefits at Microwave, SeaSpace, Titan Dynamics and Corporate.

Convertible-subordinated debenture, current and long-term, was materially unchanged between September 30, 2003, and December 31, 2002. However, the current and long-term allocations changed. The initial terms called for monthly principal payments, in the amount of $750, to begin on June 28, 2003, and continue for a period of ten (10) months or until March 28, 2004. Additionally, the monthly principal payments were to include interest on the outstanding note balance. On June 27, 2003, the lender exercised its right to extend the terms of the debenture by twelve (12) months, which impacted the Company’s current maturity schedule.

Stockholders’ equity as of September 30, 2003, was positively affected by the improvement in the value of the Euro versus the U.S. dollar during the first nine months of 2003, resulting in accumulated other comprehensive income of $7,465. The Euro appreciated by approximately 11% since the beginning of the year.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

September 30, 2003

(Thousands of Dollars)

(Unaudited)

Liquidity and Capital Resources - Continued

Cash Flows

The table below provides the cash flow statement data for the periods presented.

	Nine months ended September 30
	2003	2002
Net cash provided by operating activities	$13,217	$6,751
Net cash used in investing activities	(4,454)	(4,917)
Net cash provided by (used in) financing activities	(11)	5,472

Operating Activities. The increase in cash provided by operating activities is attributed primarily to growth in earnings and collection of receivables, which are mainly from MECAR’s and the VSK Group’s customer base. Cash paid for interest was $896 and $252, for the nine months ended September 30, 2003 and 2002, respectively. Cash paid for income taxes was $8,957 and $5,695 for the nine months ended September 30, 2003 and 2002, respectively, and includes federal, international and state taxes.

Investing Activities. Net cash used in investing activities decreased by $463 between the two periods. This stemmed from cash paid for the Titan Dynamics and SeaSpace acquisitions in 2002, with no related activity in 2003. This decrease was offset by an increase in capital expenditures due primarily to higher outlays for production equipment and leasehold improvements at the Belgian business units. The Company anticipates that cash generated from operations will be sufficient to support any further capital expenditures over the remainder of the year. Future expenditures for the remainder of the year will be primarily incurred at MECAR for machinery and equipment.

Financing Activities. The Company used $11 of cash in its financing activities during the nine months ended September 30, 2003, whereas it generated $5,472 of cash during the same period of 2002. During the nine months ended September 30, 2003, restricted cash was increased by $1,769 and long-term obligations were reduced by $1,650, which primarily pertained to MECAR operations. During the nine months ended September 30, 2002, the primary source of cash provided by financing activities was the $7,500 proceeds realized from the sale of the convertible debenture and warrant.

The parent company continues to operate based on fees and dividends received from its subsidiaries. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate. The VSK Group, SeaSpace and Titan Dynamics continue to operate from internally generated cash. Allied has made cash infusions to Microwave to support its working capital which has been adversely affected by the delay in the receipt of orders.

The Company continues to explore alternate methods of securing the necessary financial capacity to implement its growth plans. At times, the Company has utilized the services of an Investment Banker in an attempt to secure a senior credit facility for its U.S. based operations.

The Company’s ability to cover its anticipated future operating and capital requirements is dependent upon its continued ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of MECAR and the VSK Group, and its ability to successfully integrate its acquisitions. The Company expects its acquisitions to be accretive to operations over a period of not longer than 24 months, although this cannot be assured. This will depend upon many factors including the successful release of new product offerings, successful research and development efforts, and increased market share.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

September 30, 2003

There have been no material changes in the Company’s interest rate sensitivity and exchange rate sensitivity as reported in the Company’s Form 10-K for the period ended December 31, 2002.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

DISCLOSURE CONTROLS AND PROCEDURES

September 30, 2003

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

September 30, 2003

PART	II. OTHER INFORMATION

Item 6	Exhibits and Reports on Form 8-K

Reports on Form 8-K

On August 6, 2003, the Company filed a Form 8-K reporting its financial results for the second quarter of 2003.

The Allied Defense Group, Inc.

(Formerly Allied Research Corporation)

September 30, 2003

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

THE ALLIED DEFENSE GROUP, INC.

/s/ Charles A. Hasper

Date: November 13, 2003	Charles A. Hasper, Chief Financial Officer and Treasurer