Form 10-K
period 2003-12-31
ALLIED DEFENSE GROUP INC
filed 2004-03-15
CIK 3952

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number: 001-11376

The Allied Defense Group, Inc.

(Exact name of registrant as specified in its charter)

Delaware	04-2281015
(State of incorporation)	(I.R.S. Employer Identification No.)

8000 Towers Crescent Drive, Suite 260

Vienna, Virginia 22182
(Address of principal executive offices, including zip code)

(703) 847-5268

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange

Common Stock, $0.10 Par Value	American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K.     Yes ☑

      Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES     Yes ☑          No ☐

      State the aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2003, the last day of the registrant’s most recently completed second fiscal quarter (For purposes of this determination, only our directors and executive officers have been deemed affiliates):

Common Stock — Par Value $.10	$94,368,779

      The number of shares of registrant’s Common Stock outstanding as of March 1, 2004, was 5,551,373.

PART I

Item 1.     Business

      The Allied Defense Group, Inc. (“Allied” or the “Company”) owns and manages a strategic portfolio of defense and security businesses, with presence in worldwide markets.

      Allied was incorporated as a Delaware corporation in 1961 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988 and subsequently changed its name to The Allied Defense Group, Inc. effective January 2, 2003. Allied’s strategic defense and security businesses are conducted through MECAR S.A. (“MECAR”), a group of Belgian corporations acquired in 1994, 1995 and 1999 consisting of VSK Electronics N.V., Télé Technique Générale, S.A., Intelligent Data Capturing Systems, S.A. and VIGITEC, S.A. (collectively, the “VSK Group”), News/ Sports Microwave Rental Inc. (“NS Microwave”), Titan Dynamics Systems, Inc. (“Titan Dynamics”), and SeaSpace Corporation (“SeaSpace”). In late 2003, the Company organized MECAR USA, Inc., a Delaware corporation (“MECAR USA”).

      The following table summarizes the Company’s significant acquisitions and divestitures:

Date	Company Involved	Event

May 26, 1987	Barnes & Reinecke, Inc.	Acquired
May 31, 1994 and 1995	The VSK Group	Acquired
March 6, 2000	Barnes & Reinecke, Inc.	Sold
December 31, 2001	News/ Sports Microwave Rental Inc.	Acquired
June 6, 2002	Titan Dynamics Systems, Inc.	Acquired
July 31, 2002	SeaSpace Corporation	Acquired

      In order to continue building a strong worldwide strategic portfolio of defense and security businesses and to improve profitability, Allied has adopted a growth strategy that focuses on the following objectives:

•	Strategic acquisitions that complement existing operating divisions

•	Organic growth by expanding product offerings, increasing market share in existing markets, and penetrating new markets

•	Enhance marketing and business development efforts between each subsidiary to increase sales and backlog

•	Successfully integrate new subsidiaries to ensure profitability and accretion

Description of Business

      Allied. Allied provides management, marketing services and government relations for its subsidiaries. In addition, Allied also provides export licensing, procurement and logistic support services for its subsidiaries.

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

      Mortar Ammunition The 120mm family is state of the art ammunition for standard field mortars and for the increased performance turreted Automatic Mortar System (AMS). The current version of this ammunition has successfully completed qualification with the U.S. Army, together with the 120mm AMS LAV-M(S) system. This system is capable of direct as well as indirect fire. The MECAR ammunition is the only one so far developed that has been qualified in the AMS weapon high pressure and acceleration environment. The 81mm family of mortar ammunition has been modernized to compete with the latest generation of this product line. Production quantities of this latest version have already been manufactured and delivered to MECAR customers.

      90mm Ammunition MECAR has developed and produces complete families of ammunition that include Armor Piercing Fin Stabilized Discarding Sabot (APFSDS), High Explosive (HE), Smoke (SMK) and High Explosive Squash Head (HESH) rounds for the COCKERILL Mk II and III and ENGESA EC-90, and DEFA F1 guns. Over 2,000 of these guns are standard equipment on light Armored Personnel Carriers (APCs) in the Far East and South America alone. In the last five years, these families of ammunition have been improved to meet the highest standards of safety and performance. The 90mm KENERGA Weapon System has been jointly developed by Cockerill Mechanical Systems (“CMI”) and MECAR to provide the modern A..P..C.. (APC) with anti-tank punch similar to that of tanks equipped with 105mm guns, without sacrifice to the range, mobility and maintainability of the light APC. In this partnership, CMI is responsible for the weapon and MECAR for the ammunition. The ammunition family includes the APFSDS, HESH and SMK versions with their corresponding training rounds. This system is currently completing its final phase of qualification by the U.S. Army.

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

      84mm SAKR Recoilless Rifle MECAR develops and manufactures this recoilless rifle and its associated family of ammunition. The SAKR fills the gap between rifle grenades and the 90mm family of guns and ammunition. The SAKR ammunition (HEAT, HE-T and HE-TP-T) is also interoperable with existing 84mm systems.

      Grenades MECAR manufactures two types of grenades: the M72 controlled fragmentation hand grenade and the universal bullet trap rifle grenade. The universal bullet trap rifle grenade is designed to be light, effective, accurate and simple to use. It is fitted over the muzzle of any standard military rifle with a muzzle outer diameter of 22mm and fired from the shoulder in the normal manner. MECAR manufactures several different bullet trap grenades including high explosive fragmentation, anti-personnel, armor piercing, smoke generating, white phosphorus, and parachute flare (night illuminating).

      VSK Group. The VSK Group designs, manufactures, sells, installs and services security systems for government and private industry. The VSK Group consists of four firms: VSK Electronics, N.V., Télé Technique Générale, S.A., Intelligent Data Capturing Systems (IDCS) S.A., and VIGITEC S.A. VSK Electronics, N.V. manufactures access control and fire detection systems; Télé Technique Générale, S.A. installs security systems; IDCS S.A. manufacturers integrated video systems; and VIGITEC S.A. installs networked video surveillance systems. These firms combine to create a wealth of technical knowledge in hardware and software development and closed circuit monitoring, along with the latest trends in data transmission and communication protocols for a host of protection and detection security systems. The VSK Group’s systems offer total integration with all aspects of data collection and management, surveillance, protection and detection with either direct and/or remote programming options for maximum control. The latest technological systems include biometric verification, asset tracking and digital closed circuit television distribution.

      NS Microwave. NS Microwave develops sophisticated microwave surveillance systems used in law enforcement, port security, border security, airport security, high-end commercial security, and citywide surveillance applications. The company’s products and services are used for gathering, transmitting, receiving and processing multiple signals from remote locations. The company develops, assembles and sells electronic technology products and systems for users to operate through the company’s proprietary hardware, software and communication links. NS Microwave’s systems and products include cameras, command/control systems, video concealments, microwave link solutions, and other sensors. NS Microwave offers fixed observation/transmit surveillance installations in addition to mobile command centers and airborne camera/tracking/transmit packages.

      Titan Dynamics. Titan Dynamics designs, manufactures and sells an extensive line of battlefield effects simulators. These systems provide military personnel with real time, thermal, audio/visual battlefield effects commonly experienced in wartime to enhance training realism. The simulators fire pyrotechnic cartridges that simulate the flash, smoke and sound of fired or exploding ammunition and ordnance systems. Titan Dynamics’ principal product lines are Omega 36/ B2 and Omega 60/ B1 battlefield effects simulators (BES), the Multi Air Defense Simulator System (MADSS), the Rocket Propelled Grenade System (RPGS) and the E-Pryo Simulator devices. The Omega 36/ B2 and the Omega 60/ B1 BES are 36 shot and 60 shot programmable dispensers which discharge multiple Titan-produced cartridges that produce various pyrotechnic effects such as flash/bang, colored smokes, air burst, star clusters and missile firing signatures. The MADSS and the RPGS are multi-spectrum training systems used to simulate aircrew’s and ground crew’s internal attack warning systems while also providing the real-time thermal/audio/visual battlefield effects related to the attack. The company’s focus for the future is to design and manufacture innovative new products for the military training environment and exploit its revolutionary patented initiation technologies to a wide variety of applicable commercial fields.

      SeaSpace. SeaSpace designs, manufactures, distributes and services weather and environmental satellite ground reception systems. Its proprietary TeraScan® software processes earth remote sensing satellite data for mission-critical applications requiring timely and accurate weather and environmental information. Founded in 1982, SeaSpace pioneered the development of cost-effective, easily deployed systems, and has built a worldwide base of over 450 military, commercial, and academic customers. SeaSpace has also established market leadership in development and deployment of ground stations supporting the newest generation of “X-Band” satellites being launched by NASA and other organizations.

      MECAR USA. MECAR USA will initially pursue contracts from the U. S. Government and others for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in the latter portion of 2004.

Geographic Areas and Industry Segments

      See Note U to Allied’s consolidated financial statements for information concerning the geographic areas and industry segments of Allied which information is incorporated herein by reference. The Company operates in four principal segments: the Ordnance & Manufacturing segment which consists of MECAR; the Electronic Security segment which consists of the VSK Group and NS Microwave; the Environmental Safety & Security segment which consists of SeaSpace; the Software, Training & Simulation segment which consists of Titan Dynamics.

Market and Customers

      Allied derives the principal portion of its revenue in the Ordnance and Manufacturing segment from direct and indirect sales to foreign governments and prime contractors, primarily on fixed price contracts. Two foreign governments accounted for approximately 56% and 4% in 2003, 65% and 1% in 2002, and 77% and 1% in 2001, of Allied’s revenue as detailed in Note P to Allied’s consolidated financial statements, the provisions of which are incorporated herein. Ordnance and Manufacturing sales to its principal foreign government customers are made via an independent marketing representative. Commencing in early 2000, MECAR designated an affiliate of this representative as its independent distributor/value added reseller (the “Distributor”). The Distributor obtains a contract from the end user customer and subcontracts a portion of the work to MECAR. The products that MECAR produces are sold to the Distributor for resale to the foreign government agencies end users.

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

      In the Electronic Security segment, the VSK Group derives substantially all of its revenue from sales and services to private industry such as banks, hospitals, commercial businesses, office buildings and to local governments. The VSK Group sells some of its products/services directly to the end users; in other instances it sells its systems to independent distributors and resellers for resale to the end users. The customers of the VSK Group are located in Belgium and in neighboring countries. While most of the orders received by the VSK Group are for work which can be completed within one year, it has received multi-year orders for its products and services. VSK Electronics and IDCS sell their products principally in European markets. VIGITEC and Télé Technique Générale sell their products in Belgium and in other European markets. NS Microwave’s customers include U.S. Government agencies as well as state and local law enforcement agencies. The U.S. Government agencies have historically accounted for a majority of NS Microwave’s revenues. The Electronic Security segment is not dependent upon any single customer or a few customers.

      In the Environmental Safety and Security segment, customers include numerous users with need for mission-critical weather and environmental information, including scientists/researchers, universities, military forces and commercial users. The Environmental Safety and Security segment is not dependent upon any single customer or a few customers.

      In the Software, Training & Simulation segment, customers include a number of Army, National Guard and Marine Corps ranges and training centers.

Principal Customers

      MECAR has historically received a large percentage of its revenue from agencies of a foreign government. See Note P to Allied’s consolidated financial statements. MECAR receives contracts for the benefit of this customer via the Distributor and has received contracts for the benefit of these customers via the FMS program.

Raw Materials and Suppliers

      In the Ordnance and Manufacturing segment, production of ammunition requires an ample supply of chemicals, pyrotechnic materials, metal component parts and casings. MECAR generally attempts to ensure that several vendors will be available in the open market to compete for all supply contracts. However, once the development phase is complete and the design has been stabilized for certain products, the continued availability of supplies can become critical to its ability to perform a particular contract. MECAR seeks to protect itself against shortages and similar risks by planning alternative means of production, by producing internally, and by monitoring the availability and sources of supplies. MECAR depends upon major suppliers to provide a continuous flow of such components and materials where in-house capability does not exist, and has generally found such materials and supplies to be readily available. In 2003, MECAR acquired certain assets of a pyrotechnics supplier to mitigate future supply issues.

      In the Electronic Security segment, each of the VSK Group and NS Microwave relies upon a number of select subcontractors to supply the requisite electronic hardware for its security systems. To date, each entity has found such subcontract materials to be readily available.

      In the Environmental Safety & Security segment, SeaSpace uses a variety of high quality vendors to produce various hardware components and subsystems. Adequate numbers of vendors exist for all significant components and subsystems. Software is developed in-house with existing technical staff.

      In the Software, Training & Simulation segment, Titan has adequate numbers of suppliers for most components. If a vendor change or addition is required, additional time and funds may be required to evaluate and certify vendors prior to use. In the past, this has not been a critical problem.

      Prolonged disruptions in the supply of any of the Company’s raw materials, difficulty completing qualification of new sources of supply, or implementing use of replacement materials or new sources of supply could have a material adverse effect on the Company’s business, financial condition, or results of operations.

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

      Electronic Security segment markets its products principally through its executive management and the staff of sales personnel of the VSK Group and NS Microwave. Marketing activities of the VSK Group outside of Belgium are conducted by independent distributors. In addition, the Electronic Security segment advertises in trade journals and participates in trade shows.

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

Research and Development

      In the Ordnance and Manufacturing segment, the development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 2003, 2002, and 2001, MECAR expended $1,075, $292, and $501, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems.

      The Electronic Security business requires continuous investment in research and development to update and enhance its security systems. The VSK Group and NS Microwave employ staffs of design engineers specialized in the field of both electronic hardware and software. During 2003, 2002, and 2001, the Electronic Security segment expended $2,452, $1,329 and $1,003, respectively, on research and development.

      The Environmental Safety & Security and Software, Training & Simulation Segments expended minimal amounts for research and development.

Backlog

      As of December 31, 2003 and December 31, 2002, Allied had backlog orders believed to be firm, after giving effect to the percentage of completion method of accounting, of approximately $115.4 million and

$156.8 million, respectively. A substantial portion of the backlog of orders as of December 31, 2003 is expected to be filled in 2004. The December 31, 2003 backlog was as follows:

Ordnance and Manufacturing	$88.8 million
Electronic Security	24.4 million
Environmental Safety & Security	1.7 million
Software, Training & Simulation	0.5 million

      Electronic Security backlog includes an unfunded portion of $12 million from a federal contract.

Competition

      The munitions business is highly competitive. MECAR has a number of competitors throughout the world, including the United States. Many of its competitors are substantially larger companies with greater capital resources and experience. Many of its competitors have existing relationships with governments and countries in which MECAR markets its products. For example, many countries will only acquire ammunition and other military items from vendors located in said countries. In many other countries, it is important to have an independent marketing representative. Competition is mainly based upon accessibility to potential markets, technical expertise, quality, capabilities of the product, price and ability to meet delivery schedules. The downsizing of the munitions industrial base has resulted in a reduction in the number of competitors through consolidations and departures from the industry. This has reduced the number of competitors in some programs, but has strengthened the capabilities of some of the remaining competitors. In addition, it is possible that there will be increasing competition from the remaining competitors in business areas area they do not currently compete.

      The nature of the competition encountered by the Electronic Security segment depends upon the sub-segment of the security systems business. In the development and manufacturing area, there are a number of larger competitors, many with greater financial resources than the VSK Group. In the installation and services area, the VSK Group competes with a number of smaller, local competitors. NS Microwave competes with niche suppliers of specialized security products as well as much larger companies with substantially greater financial and other resources.

      Competition in the Environmental Safety & Security segment is vigorous but usually limited to fewer than a dozen suppliers, some of which are substantially larger than SeaSpace. Barriers to entry are significant and competition often hinges on customer satisfaction, risk associated with trying a new supplier on mission-critical applications, technical capability and price.

      The U. S. battlefield effects simulator market where Titan Dynamics competes is relatively small and served by an entrenched, substantially larger competitor. Historically, the market does not attract new entrants. Titan Dynamics believes that it has superior technology that should permit it to gain a substantially larger share once required government testing and certification is completed.

Seasonal Nature of Business

      The Company’s business in general is not seasonal, although the summer and winter holiday seasons affect Company revenue because of the impact of holidays and vacations on the Company’s product and service sales by the Company’s international operations. Variations in the Company’s business may also occur at the expiration of major contracts until such contracts are renewed or new businesses obtained.

      The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpected fiscal year funds. Moreover, in the years when the U.S. Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a “continuous resolution” that authorizes agencies of the government to continue to operate but traditionally does not authorize new spending initiatives. When the government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect the Company’s revenue and profit during the period of delay.

Personnel

      As of December 31, 2003, Allied, MECAR, the VSK Group, NS Microwave, SeaSpace and, Titan Dynamics had 577 full and part-time employees as follows:

	Technical &	Hourly	Part-time	Technical
	salaried employees	workers	employees	consultants	Total

Allied	7	—	—	—	7
MECAR	50	265	—	2	317
VSK Group	120	23	5	—	148
NS Microwave	34	23	—	—	57
SeaSpace	32	6	—	—	38
Titan Dynamics	2	8	—	—	10

      The classification of employees noted above for MECAR and the VSK Group is in accordance with Belgian law.

Patents and Trademarks

      NS Microwave holds a patent on a mechanical mast that is a key component of certain security systems it supplies to law enforcement agencies. The patent was granted in 1997. Titan holds patents on its weapon discharge simulation system (granted in 1993), its electrostatically dischargeable primer (granted in 1999), its electric impulse cartridge (granted in 2001) and an electric gun (granted in 2002). SeaSpace has the TERASCAN and SEASPACE trademarks. Neither Allied nor any of its other subsidiaries holds any other significant patents and trademarks. The Company’s operations are not dependent to any significant extent upon its patents or trademarks.

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

The Allied Defense Group, Inc.
8000 Towers Crescent Drive
Suite 260
Vienna, Virginia 22182
(703) 847-5268

Item 2.     Properties

      Allied’s principal executive offices are located in Vienna, Virginia, where it leases approximately 3,900 square feet of office space. The lease expires in September, 2007.

      MECAR’s principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which was occupied by MECAR in

1989. The manufacturing area is approximately 112,000 square feet and the administration facility is approximately 28,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. MECAR also owns 600 acres in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was previously used as a test range. MECAR ceased its use of the Ardennes firing range in 2001. MECAR is now utilizing other test ranges, including a test range owned by the Belgian Army, although it is also exploring the prospects of securing the use of a new test range. Throughout 2003, MECAR operated using one full and two partial shifts. MECAR is currently operating near its productive capacity.

      The VSK Group operates from owned facilities throughout Belgium containing approximately 49,400 square feet. Such facilities are currently operating at approximately 75% of productive capacity.

      NS Microwave operates from a leased office, production and warehouse facility consisting of approximately 8,400 square feet in Spring Valley, California. The facility is leased on a month to month basis and is currently operating at approximately 80% of productive capacity.

      SeaSpace operates from a leased office consisting of 14,000 square feet in Poway, CA. The lease expires in June, 2009 and the facility is currently operating at approximately 70% of productive capacity.

      Titan Dynamics operates from a leased office and manufacturing facility consisting of approx 3,800 square feet in Marshall, TX. The facility is currently operating at approximately 80% of productive capacity.

      MECAR USA will operate from a leased facility in Marshall, Texas, which is being constructed by the local development authority.

      Capital expenditure programs for facilities and equipment planned in 2004 will require funding of approximately $3.8 million.

Item 3.     Legal Proceedings

      There are no material pending legal proceedings, other than ordinary routine litigation incidental to Allied’s business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject. See Note L to Allied’s consolidated financial statements for a description of one pending suit against the VSK Group and one pending suit against SeaSpace.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders during the fourth quarter of 2003, through the solicitation of proxies or otherwise.

PART II

Item 5.     Market for Stock and Related Stockholder Matters

      Market Information. Allied’s Common Stock has been listed for trading on the American Stock Exchange (“AMEX”) since September 15, 1992. Its AMEX trading symbol is ADG. Its media listing is under the symbol Allied Defense. The table below shows the high and low sales prices of Allied’s Common Stock during 2003 and 2002 (as reported by AMEX):

	2003		2002

	High	Low	High	Low

1st Quarter	$18.99	$14.86	$24.99	$13.58
2nd Quarter	19.00	14.75	28.04	19.55
3rd Quarter	22.00	18.25	25.37	18.60
4th Quarter	24.04	20.00	20.75	14.20

      Stockholders. The number of holders of record of the Common Stock at March 1, 2004 was 1,119.

      Dividends. Allied paid a 5% stock dividend in November, 1992 to holders of record of its Common Stock on October 15, 1992. Cash was paid in lieu of the issuance of fractional shares. There have been no subsequent dividends declared or paid by Allied. The payment of dividends is within the discretion of Allied’s Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including earnings, capital requirements, operating and financial condition, and any contractual limitation then in effect. In this regard, MECAR’s bank syndicate agreement requires the maintenance by MECAR of minimum financial covenants, which effectively restricts the amount of dividends we may pay from MECAR’s assets.

Item 6.     Selected Financial Data

      The selected consolidated financial data below have been derived from our audited financial statements. You should read the following table in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included elsewhere in the annual report on Form 10-K. The historical results presented below are not indicative of any future results. The following selected financial data relates to Allied’s consolidated financial position and results of operations for 2003, 2002, 2001, 2000, and 1999:

	2003	2002	2001	2000	1999

	(000’s omitted except per share amounts)
Revenues	$171,407	$130,866	$96,947	$107,743	$59,033
Earnings (loss) from
— continuing operations	8,821	10,672	10,367	8,705	(3,282)
— discontinued operation	—	—	—	517	(746)

Net earnings (loss)	8,821	10,672	10,367	9,222	(4,028)

Earnings (loss) per share Basic:
— continuing operations	1.60	2.01	2.11	1.79	(0.68)
— discontinued operation	—	—	—	0.11	(0.16)

Net earnings (loss)	1.60	2.01	2.11	1.90	(0.84)

Diluted:
— continuing operations	1.54	1.92	2.10	1.79	(0.68)
— discontinued operation	—	—	—	0.11	(0.16)

Net earnings (loss)	1.54	1.92	2.10	1.90	(0.84)

Total assets	227,237	168,168	86,784	87,636	60,131
Long-term obligations and redeemable preferred stock	9,731	7,422	3,110	3,529	3,081
Cash dividends declared per common share	—	—	—	—	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands of dollars)

Overview

      Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. Allied operates in four principal segments: MECAR’s development and production of ammunition and weapon systems (“Ordnance & Manufacturing”); VSK Group’s and NS Microwave’s manufacture, distribution and service of industrial security products (“Electronic Security”); Titan Dynamics’ development and sale of Battlefield Effects Simulators (“Software, Training & Simulation”); and SeaSpace’s production and sale of weather and environmental satellite ground reception systems (“Environmental Safety & Security”).

      Due to the historic volatility in MECAR’s business, in the mid-1990’s Allied acquired the VSK Group with a goal of attempting to diversify its operations. The Company continued its diversification efforts in late 2001 and into mid-2002 with the acquisitions of NS Microwave, Titan Dynamics and SeaSpace.

      In 2003, MECAR and the VSK Group continued to provide excellent revenues and net profits. MECAR achieved above-average net profits due in large part to continued work on a large FMS contract for the benefit of one of its principal customers. The VSK Group reported record revenues and net profits based on increased export sales of its security services products via its distribution system. The excellent European results were amplified by the increased value of the Euro versus the U.S. Dollar but offset by losses incurred by the most recent domestic acquisitions.

      Allied earned net profits of $8,821 ($1.60 per share — basic and $1.54 per share-diluted) in 2003 compared to net profits of $10,672 ($2.01 per share — basic and $1.92 per share-diluted) in 2002 and net profits of $10,367 ($2.11 per share-basic and $2.10 per share — diluted) in 2001.

      Allied anticipates that 2004 will be another profitable year. The European subsidiaries have healthy backlogs and are expected to deliver substantial profits, although perhaps not at the same levels as in recent years. Allied anticipates that its domestic subsidiaries should perform considerably better in 2004 than in 2003.

      In late 2003, Allied organized MECAR USA, INC., a Delaware corporation, to pursue ammunition and related opportunities from U.S. and other markets. MECAR USA will initially focus on contracts for ammunition and pyrotechnics devices. MECAR USA will operate from Marshall, Texas. It will commence operations in the fourth quarter of 2004.

      Allied enters 2004 with substantial cash reserves and anticipates no liquidity concerns in 2004. The Company continues to pursue a domestic lending facility in order to continue its acquisitions program.

Results of Operations

      The following table sets forth, for the years ended December 31, 2003, 2002 and 2001, certain items from Allied’s consolidated statements of operations expressed as a percentage of revenue:

	For the years ended December 31,

	2003		2002		2001

Revenue	$171,407	100.0%	$130,866	100.0%	$96,947	100.0%
Cost and expenses Cost of sales	124,558	72.7	91,509	69.9	63,253	65.2
Selling and administrative	24,987	14.6	17,497	13.4	12,109	12.5
Research and development	3,543	2.0	1,629	1.2	1,504	1.6

Operating income	18,319	10.7	20,231	15.5	20,081	20.7
Other income (expense) Interest income	459	0.3	506	0.4	645	0.7
Interest expense	(2,490)	(1.5)	(2,087)	(1.6)	(1,666)	(1.7)
Other — net	255	0.2	1,300	1.0	(316)	(0.3)

Earnings before income taxes	16,543	9.7	19,950	15.3	18,744	19.3
Income tax expense	7,722	4.5	9,278	7.1	8,377	8.6

Net earnings	$8,821	5.2	$10,672	8.2	$10,367	10.7

      Revenues. Allied’s consolidated revenues for 2003 increased $40,541, or 31%, over the prior year principally due to higher production activities at MECAR and the VSK Group. Revenues for 2002 increased $33,919, or 35%, over 2001 revenues, again based upon increased activity at MECAR and the VSK Group during the period.

		Revenues By Segment ($ Millions)

	2003		2002		2001

	Amount	%	Amount	%	Amount	%

Ordnance & Manufacturing	$129,710	75.7%	$95,279	73%	$77,071	80%
Electronic Security	33,303	19.4%	31,302	24%	19,876	20%
Environmental Safety & Security	7,065	4.1%	4,032	3%	—	—
Software, Training & Simulation	1,329	0.8%	253	—	—	—

	$171,407	100.0%	$130,866	100.0%	$96,947	100.0%

      Ordinance & Manufacturing segment revenues increased in 2003 due to continued performance of the multi-year FMS contract as well as work on additional orders secured from non-traditional customers. Notwithstanding MECAR’s success in obtaining orders from new customers, approximately 60% of 2003 revenues were derived from MECAR’s traditional customer base.

      The positive fluctuation in 2002 over 2001 Ordnance & Manufacturing segment revenues was caused by work on the FMS contract awarded in early 2002.

      Electronic Security segment revenue increased by 7% in 2003, although the mix was substantially different. The VSK Group contributed $27,234, a 29% increase over 2002, largely due to increased sales to non-Belgian customers. The VSK Group makes sales to such customers via independent sales distributors. NS Microwave’s 2003 revenues decreased to $6,069. Many of NS Microwave’s traditional U.S. Government agency customers were reorganized into the Department of Homeland Security. The organization and startup of the Department of Homeland Security was marked by a delay in award of contracts by these agencies. While NS Microwave began to receive some orders in the fourth quarter of 2003, it was too late to realize meaningful revenues from some of these orders in 2003.

      Electronic Security segment revenues increased by $11,426 in 2002. NS Microwave was added to the Electronic Security segment in 2002 and contributed $10,248 to this amount.

      In each of 2003 and 2002, Ordnance & Manufacturing and Electronic Security segment revenues were positively impacted by the stronger Euro. In 2003 and 2002, these revenues were so benefited by approximately 20% and 6%, respectively.

      Environmental Safety & Security segment revenue increased in 2003 over 2002 revenues as a result of only five months of activity in 2002. This segment’s revenue in 2003 was less than expected due to increased competition by domestic and foreign competitors.

      Software, Training & Simulation segment revenues increased in 2003 inasmuch as 2002 revenues included only six (6) months of operations following the June, 2002 acquisition of Titan Dynamics. Revenues continue to be constrained due to the lack of safety certification for the OMEGA 36/ B2 battlefield effects simulator. Testing by the Marine Corps is substantially complete and Titan Dynamics is optimistic that it will receive Marine Corps certification of this product by the end of the third quarter of 2004. Certification should also accelerate penetration in foreign markets. Further, Marine Corps certification should facilitate and accelerate certification by the U.S. Army. In 2003, the sales of cartridges represented the majority of Titan Dynamics’ sales.

      Cost of Sales. Cost of sales as a percentage of revenue for 2003 was approximately 73% compared with 70% in 2002. The increase during 2003 was driven by higher costs within the Ordnance and Manufacturing Segment. The costs were primarily related to the FMS contract which dominated the production process in the current year. Additionally, MECAR incurred higher than anticipated labor costs due to production delays surrounding a 90MM production order. The delay has been resolved and should not affect activity in future periods. Electronic Security segment cost of sales decreased from 2002 primarily due to the VSK Group’s production efficiencies realized as it expanded its distribution channel throughout Europe. In particular, the VSK Group incurred lower material costs on its export sales to its distributors. Environmental Safety & Security Segment cost of sales increased over 2002 as a result of higher X band sales, which traditionally have lower margins. Over the past twelve months, the X band market has become much more competitive. While selling prices were reduced to meet the competition in order to maintain market share, cost of materials remained unchanged. Accordingly, while the number of X band orders is greater this year, the gross margins are lower. This trend is expected to continue in future years.

      Cost of sales as a percentage of revenue for 2002 was approximately 70% compared with 65% for 2001. The increase in production costs relative to those incurred in 2001 was primarily the result of a very favorable development contract in 2001 with above-average margins. The majority of the margins generated by this one contract were recognized during the third and fourth quarters of 2001.

      Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for 2003 was slightly higher than 2002. The Ordnance & Manufacturing segment incurred higher administrative compensation costs. In the Electronic Security segment, the VSK Group also incurred higher costs that were driven by the increased sales volume. NS Microwave was affected by the funding issues surrounding homeland security spending by the federal government. Administrative costs were also burdened with compensation charges associated with production personnel who had been reassigned to administrative support functions since the beginning of the year. Additionally, the consolidated results were affected by full year contributions by Titan Dynamics and SeaSpace. The Company expects Selling and administrative expense to continue to increase in proportion to the increase in sales.

      Selling and administrative expenses in 2002 increased by $5,388 from the prior year. The increase was due primarily to the additions of NS Microwave, Titan Dynamics and SeaSpace. Administrative costs at MECAR and VSK only increased by approximately $400 from 2001. NS Microwave was consolidated on a full-year basis while Titan Dynamics and SeaSpace were second and third quarter 2002 additions.

      Research and Development. Research and development costs increased between 2001 and 2003. The total dollar increases were primarily attributed to increased research conducted at MECAR, the VSK Group and NS Microwave. This trend is expected to continue.

      Interest Income. Interest income decreased between 2001 and 2003. Income earned on interest bearing accounts throughout the Company has been affected by the lower interest rates being earned on such accounts.

      Interest expense. Interest expense increased between 2001 and 2003 due principally to the costs associated with a convertible debenture issued in the second quarter of 2002. The interest charges on that debenture will continue, on a monthly basis, until the earlier of the instrument being converted into common stock or until the debenture is liquidated. The debenture is repayable in ten monthly payments commencing on June 28, 2004, and terminating on March 28, 2005.

      Other — Net. Other-Net income for 2003 decreased by $1,045 from 2002, while Other-Net income for 2002 increased by $1,616 over 2001. The fluctuations stemmed primarily from the currency fluctuations at MECAR and the VSK Group. In particular, MECAR had currency gains in 2002 on its U.S. bank accounts. Subsequently, MECAR incurred currency losses in 2003 on its U.S. bank accounts due the strength of the Euro over the past twelve months. Other expense includes bank charges related to MECAR’s performance bonds and advance payment guarantees.

      Pre-Tax Profit.

	Pre-Tax Profit (Loss) By Segment

	2003	2002	2001

Ordnance & Manufacturing	$16,487	$16,439	$17,379
Electronic Security	2,618	3,903	3,498
Environmental Safety & Security	(528)	550	—
Software, Training & Simulation	(208)	(181)	—
Corporate and Other	(1,826)	(761)	(2,133)

	$16,543	$19,950	$18,744

      MECAR has enjoyed several consecutive years of above-average profitability. In 2003, MECAR continued to reap the benefits of a large multi-year FMS contract for the benefit of one of its principal customers. This contract was also a prime contributor to MECAR’s 2002 profits. While some work remains on this FMS contract, it is not expected to be a substantial contributor to 2004 profits. In 2001, a substantial portion of MECAR’s profits was earned on a high margin product development contract. While MECAR has a substantial backlog of orders for 2004, it does not have any above-average margin contracts similar to those enjoyed in 2001 – 2003. Accordingly, MECAR’s profitability for 2004 will likely be less than the amounts earned in the preceding time periods.

      2003 profits within the Electronic Security segment decreased from 2002 levels despite record performance by the VSK Group. The VSK Group reported $5,519 of pre-tax profits, which amount was favorably impacted by increased sales to non-Belgian customers via the VSK Group’s distribution network. NS Microwave’s performance suffered due to continuing delays in award of orders caused in part by the organization of the Department of Homeland Security. Some orders began to be received in the fourth quarter of 2003. NS Microwave has right-sized its workforce for its 2004 operations.

      The Environmental Safety & Security segment results in 2003 were disappointing due to increased competitive pressures, both home and abroad. The Company has appointed a new President at SeaSpace and SeaSpace has taken efforts to right-size its organization and reduce its cost of goods sold in light of the competitive environment.

      Titan Dynamics continues to be adversely impacted since its principal product lacks U.S. Government safety certification. Titan Dynamics anticipates receipt of Marine Corps certification in the second or third quarter of 2004.

      The losses incurred by the Corporate and Other segment increased in 2003 due to increased taxes, intercompany management fee adjustments and reduced currency gains.

      Income Taxes. The effective income tax expense in 2003, 2002 and 2001 was 46%, 46% and 45%, respectively, primarily due to foreign rate differentials and permanent tax differences. In 2003, the statutory tax rate for the European subsidiaries was reduced by the Belgium parliament from 40.17% to 33.99%. The 2003 effective tax rate was adversely affected as a result of increased permanent differences and benefits impacted by the repatriation of dividends by Allied from its foreign subsidiaries.

      Net Earnings. 2003 net earnings of $8,821 decreased from 2002 levels due to losses incurred by Allied’s domestic subsidiaries.

Liquidity and Capital Resources

Balance Sheet. All items on the Company’s December 31, 2003 consolidated balance sheet were positively affected by the increased value of the Euro in 2003. All European values were converted at the December 31, 2003 and 2002 conversion ratios of 1.2557 and 1.0483 U.S. Dollar to 1 Euro, respectively. The following sets forth additional reasons for the fluctuations in the balance sheet items from December 31, 2002 to December 31, 2003.

      Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $76,880 at December 31, 2003, which is an increase of $16,698 over the December 31, 2002, level. Working capital has remained strong since 2002 due to profitable operations and the $7,500 convertible debenture issued by the Company on June 28, 2002.

      Cash (including restricted cash) increased by $36,386 in 2003 due to profitable operations and cash collections by MECAR and the VSK Group, borrowings from short-term debt and improved cash flow from operations. Accounts receivable at December 31, 2003, was consistent with the amount at December 31, 2002. Costs and accrued earnings on uncompleted contracts increased from year-end 2002 primarily as a result of work on the FMS contract at MECAR. Inventories increased $2,659 primarily from higher raw material purchases. The inventory buildup will give the subsidiaries the ability to deliver products with the shortest possible lead times. Fair value of foreign exchange contracts was $9,378 at December 31, 2003, compared to $13,595 at

December 31, 2002. MECAR uses foreign currency hedge contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Prepaid and other current assets increased $1,982 primarily from payment of quarterly taxes at MECAR.

      Property, Plant & Equipment, net of accumulated depreciation, increased primarily from equipment purchases at MECAR and the VSK Group. Intangibles and Goodwill, net of accumulated amortization, increased primarily from the strength of the Euro and adjustment of deferred tax related to intangibles purchased in 2002.

      Notes Payable increased $7,683 over 2002 as a result of MECAR funding its working capital needs. Accounts payable increased $22,318 over 2002 which is related to the increase in costs on uncompleted contracts. Accrued liabilities increased $8,627 due primarily to the costs associated with higher production levels and deferred gains related to forward exchange contracts at MECAR. Customer deposits decreased $154 primarily at MECAR as a result of shipments during the period and other new contracts in 2003 not requiring deposits. Income taxes decreased $1,772 due to the tax benefits at NS Microwave, SeaSpace, Titan Dynamics and Corporate, offset by the tax provisions at MECAR and the VSK Group.

      Convertible-subordinated debenture, current and long-term, was only impacted by amortization between December 31, 2003 and December 31, 2002. However, the current and long-term allocations changed. The initial terms called for monthly principal payments, in the amount of $750, to begin on June 28, 2003, and continue for a period of ten (10) months or until March 28, 2004. Additionally, the monthly principal payments were to include interest on the outstanding note balance. On June 27, 2003, the lender exercised its right to extend the terms of the debenture by twelve (12) months, which impacted the Company’s current maturity schedule.

      Stockholders’ equity at December 31, 2003, was positively affected by 2003 profits and increase in the value of the Euro versus the U.S. dollar during the year 2003 by approximately 20%, resulting in accumulated other comprehensive income of $13,383 at December 31, 2003.

Cash Flows. The table below highlights Allied’s cash flows for the periods listed:

	For the years ended December 31

	2003	2002	2001

Net cash provided by operating activities	$30,157	$1,350	$13,531
Net cash used in investing activities	(6,342)	(10,100)	(3,535)
Net cash provided by (used in) financing activities	536	11,353	(6,250)

      The increase in cash provided by operating activities between 2003 and 2002 is attributed primarily to growth in earnings, collection of receivables and decreased cash outlays for cost and accrued earnings on uncompleted contracts, which are mainly from MECAR’s and the VSK Group’s customer base. The decrease in cash provided by operating activities between 2002 and 2001 stems primarily from the expenditures for work related to the FMS contract which was awarded in early 2002. Cash paid for interest was $1,492, $535 and $1,692 for the years ended December 31, 2003, 2002 and 2001, respectively. Cash paid for income taxes was $9,455, $9,510 and $6,939 for the years ended December 31, 2003, 2002 and 2001, respectively, and includes federal, international and state taxes.

      Cash used in investing activities decreased by $3,758 between 2003 and 2002. This stemmed from cash paid for the Titan Dynamics and SeaSpace acquisitions in 2002, with no related acquisition activity in 2003. This decrease was offset by a slight increase in capital expenditures due primarily to higher outlays for production equipment and leasehold improvements at the Belgian business units. The 2002 acquisitions were the main reason for the $6,565 increase in cash used in investing activities between 2002 and 2001. In addition, capital expenditures were higher in 2002. The Company anticipates that cash generated from operations and capital leases will be sufficient to support any further capital expenditures in the foreseeable future. Future expenditures will be primarily incurred at MECAR for machinery and equipment.

      Cash provided by financing activities decreased between 2003 and 2002 and increased between 2002 and 2001. During 2002, the primary source of cash provided by financing activities was the $7,500 proceeds realized from the sale of the convertible debenture and warrant.

      Allied. The parent company continues to operate based on fees and dividends received from its subsidiaries. Allied has made cash infusions to NS Microwave and Titan to support working capital requirements. To implement its acquisition program, Allied has secured dividends from its subsidiaries and in 2002 sold a $7.5 million convertible debenture. The debenture is repayable in ten (10) monthly installments commencing in June 2004. The Company anticipates repayment of the debenture from existing cash reserves.

      MECAR. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. MECAR typically obtains orders for its ammunition and weapon systems that require credit facilities to provide import letters of credit, advance payment guarantees and performance bonds. These needs have been met in the last few years via agreements with a five member international bank syndicate of which the lead bank is based in Belgium. While the bank syndicate agreement provides that MECAR is responsible to repay the syndicate for amounts paid by the banks pursuant to the guarantees/bonds, the financial terms stipulate that all such obligations be secured, in part, by a cash pledge.

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

      The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions.

      The revised bank agreement, as executed in March 2002, eliminates most restrictions on cash transfers by MECAR to Allied or other Allied group companies. However, the agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of December 31, 2003, MECAR was in compliance with both of these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets and a mortgage on MECAR’s facility. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.

      VSK Group. The VSK Group operated throughout 2003 solely from cash generated from business operations. The VSK Group is obligated on several mortgages and other long-term obligations.

      Other Subsidiaries. NS Microwave and Titan Dynamics operated in 2003 from cash generated from operations and cash infusions by Allied. SeaSpace operated in 2003 from cash generated from operations and cash reserves.

      Stock Repurchases. The Company did not repurchase any shares of its common stock in 2003, 2002 or 2001 and does not anticipate repurchasing shares of Company stock in calendar year 2004.

      Contractual Obligations and Commercial Commitments. As described herein and in the notes to the consolidated financial statements, Allied has contractual obligations and commercial commitments that may affect its financial condition. However, based on management’s assessment of the underlying provisions and circumstances of the material contractual obligations and commercial commitments of Allied, there is no known trend, demand, commitment, event or uncertainty that is reasonably likely to occur which would have a material adverse effect on Allied’s financial condition or results of operations.

      The following table identifies material contractual obligations as of December 31, 2003:

	Payments due by period (amount in 000s)

		Less than 1	1 – 3	3 – 5	More than
	Total	year	years	years	5 years

Long-Term Debt Obligations	$1,094	$675	$274	$128	$17
Capital Lease Obligations	6,517	2,034	3,257	1,223	3
Convertible Debenture	7,500	5,250	2,250	—	—
Operating Leases	2,270	360	746	791	373
Purchase Obligations	—	—	—	—	—

Total Contractual Obligations	$17,381	$8,319	$6,527	$2,142	$393

      Future Liquidity. The Company continues to explore alternate methods of securing the necessary financial capacity to implement its growth plans. At times, the Company has utilized the services of an investment banker in an attempt to secure a senior credit facility for its U.S. based operations.

      Funds for the build out of the initial MECAR USA infrastructure are being provided by the Marshall Economic Development Corporation of Marshall, Texas. This is a state funded organization with the initial proceeds directed at creating roads and a manufacturing plant on the grounds.

      The Company’s ability to cover its anticipated future operating and capital requirements is dependent upon its continued ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of MECAR and the VSK Group, and its ability to successfully integrate its acquisitions. The Company expects its acquisitions to be accretive to operations within 24 months, although this cannot be assured. This will depend upon many factors including the successful release of new product offerings, successful research and development efforts, and increased market share. There is no assurance that this goal will be achieved.

      Completed Acquisitions. See Note B to Allied’s consolidated financial statements for a discussion of completed acquisitions which have affected our liquidity.

      Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, we are not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. At December 31, 2003, MECAR’s bank syndicate had provided $18,079 of such bonds/ guarantees. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have never been any such demands.

      Recent Accounting Pronouncements. See Note A to Allied’s consolidated financial statements for a description of recently issued accounting pronouncements. Allied does not anticipate that any of such pronouncements will have a material impact on its financial results.

Critical Accounting Policies

      The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition via the percentage of completion method

•	Goodwill and intangible asset valuation

•	Inventory reserves and allowance for doubtful accounts

•	Valuation of deferred income taxes and income tax reserves.

      Revenue Recognition via the Percentage of Completion Method.  We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. The percentage of completion method is used by MECAR, NS Microwave, and SeaSpace for substantially all of their fixed price sales contracts. Approximately 83%, 92% and 80% of consolidated revenue was recognized under the percentage of completion method during 2003, 2002, and 2001, respectively.

      Under the percentage of completion method, revenue is recognized on these contracts as work progresses during the period, based on the amount of actual cost incurred during the period compared to total estimated cost to be incurred for the total contract (cost-to-cost method). Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in cost of sales in the period in which the change is identified. If the contract is projected to create a loss, the entire estimated loss is charged to operations in the period such loss first becomes known.

      Accounting for the profit on a contract requires estimates of (1) the total contract value, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost at completion. Adjustments to original estimates are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. A number of internal and external factors affect our cost of sales estimates, including labor rates and efficiency variances, material usage variances, revised estimates of warranty costs, delivery schedules and testing requirements. Additionally, as inventory items increase in age, obsolete and excess items are charged to cost of sales if the economic conditions of the future sales potential of that inventory warrant a charge. While we believe that the systems and procedures used by the subsidiaries, coupled with the experience of their management teams, provide a sound basis for our estimates, actual result will differ from management’s estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

      Goodwill and intangible asset valuation. The Company adopted the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles with definitive lives and other costs. As of December 31, 2003, the Company has $13.8 million of goodwill recorded in Other assets on the Consolidated Balance Sheet.

      In conjunction with the implementation of the new accounting rules for goodwill, the Company completed a goodwill impairment analysis in the fourth quarter of 2003 and did not determine that an impairment charge to earnings was required. As required by the new rules, the Company will perform a similar review each year, or earlier if indicators of potential impairment exist. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. If market conditions in these business units fail to meet expectations, it could negatively impact revenue or cost, and could result in charges for the impairment of goodwill in future periods.

      For intangible assets with definitive lives, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset. As of December 31, 2003, the Company had $4.1 million of intangible assets with definitive lives recorded in “Other assets,” which includes patents, customer lists, trademarks, etc. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to reflect the impairment of these assets. Impairment could also result if the underlying technology fails to gain market acceptance, if the products fail to gain expected market acceptance or if the market conditions in the related businesses are unfavorable.

      Inventory reserves and allowance for doubtful accounts.  Inventories are stated at the lower of cost or market. Cost is determined based on a first-in, first-out basis. The Company’s inventory includes raw materials, work-in process and finished goods of $12.1 million as of December 31, 2003. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. The write-down is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations.

      Valuation of deferred income taxes and income tax reserves.  The Company is subject to taxation by federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The Company believes that it has recorded adequate liabilities and reviews those balances on a quarterly basis.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      In the normal course of business, we are exposed to market risk, including foreign currency fluctuations and interest rates changes. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent third parties that provide for payments based on a notional amount. As of December 31, 2003 and 2002, all of the derivatives were related to actual or anticipated exposures of our transactions. We are exposed to credit risk in the event of non-performance by counterparties to derivatives. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties, all of whom we either consider credit worthy, or who have issued letters of credit to support their performance.

      We have performed sensitivity analyses to determine how market rate changes might affect the fair value of our market risk sensitive derivatives and related positions. This analysis is inherently limited because it represents a singular, hypothetical set of assumptions. Actual market movements may vary significantly from our assumptions. The effects of market movements may also directly or indirectly affect our assumptions and rights and obligations not covered by sensitivity analysis. Fair value sensitivity is not necessarily indicative of the ultimate cash flow or the earnings effect from the assumed market rate movements.

      Interest Rate Sensitivity. Allied manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies. At December 31, 2003, Allied had approximately $15.0 million of fixed-rate indebtedness. Allied has not entered into any interest rate swaps or other derivatives with respect to its indebtedness. Cash available for investment is typically invested in short term funds, which generally mature in 30 days or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company’s practice to hold these investments to maturity. Assuming year-end cash available for investment (including restricted cash), a 1% change in interest rates would impact net interest income for the years ended December 31, 2003 and 2002 by $0.4 million and less than $0.1 million, respectively.

      Exchange Rate Sensitivity. Allied maintains operations in several foreign countries. Approximately 92% of the Company’s revenue was derived from operations outside the United States. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. Allied uses foreign exchange forward contracts to hedge the risk of change in foreign currency exchange rates associated with some, but not all, of its contracts in which the expenses for providing services are incurred in currency other than the functional currency of Allied’s foreign subsidiaries or payments on contracts are made by the customer in another currency. The objective of these contracts is to hedge fixed obligations to reduce the effect of foreign currency exchange rate fluctuations on Allied’s foreign subsidiaries’ operating results. The notional value of foreign exchange forward contracts outstanding at December 31, 2003 and 2002 was $50 million and $93 million, respectively. A 10% change in the exchange rate of the currencies hedged would change the fair market value of the contracts by approximately $7.2 million and $11.2 million as of December 31, 2003 and 2002, respectively.

      Additionally, Allied’s consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Allied subsidiaries’ local currency and the U.S. dollar will affect the translation of such subsidiaries’ financial results into U.S. dollars for purposes of reporting the consolidated financial results. Allied does not hedge these matters because cash-flows from international operations are generally re-invested locally. It is estimated that a 10% change in the value of the Euro would impact reported net earnings for the years ending December 31, 2003 and 2002 by approximately $1.4 million and $1.2 million, respectively. See Note N to the financial statements for more information on financial instruments.

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

      See Note V to Allied’s consolidated financial statements for supplementary quarterly financial data required by this item.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item.

Item 9A.	Controls and Procedures

      Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s senior management to allow timely decisions regarding required disclosure.

      There have been no significant changes in our internal controls over financial reporting or, to our knowledge, in other factors that could significantly affect our internal control over financial reporting subsequent to the date we conducted the above-described evaluation. We are currently reviewing the new internal controls documentation and attestation requirements regarding Rule 404 of the Sarbanes Oxley Act of 2002. We have retained an independent consulting firm to assist us in evaluating and improving our internal controls. We are confident that we will fully comply with such requirements by December 31, 2004.

PART III

Item 10.     Directors and Executive Officers of Allied

Directors. The following are the directors of Allied:

      J. H. Binford Peay, III, age 64, became a director in April, 2000 and was elected Chairman of the Board, President and Chief Executive Officer in January, 2001. General Peay retired in 1997 as Commander in Chief, United States Central Command, with responsibility for operations in some 20 countries throughout Africa, the Middle East, Persian Gulf and South Asia. Previously, he was Vice Chief of Staff, U.S. Army. General Peay is currently a director of United Defense Industries, Inc., and a Trustee of the National Defense University. Previously, he had also been a trustee of Virginia Military Institute Foundation and the George C. Marshall Foundation. General Peay resigned as Chief Executive Officer as of June 1, 2003 to become Superintendent of the Virginia Military Institute. He remains the Chairman of the Board.

      John G. Meyer, Jr., age 59, became a director in January, 2003 when he was also elected as President of the Company. He succeeded General Peay as the CEO on June 1, 2003. He previously served as Executive Vice President and Chief Operating Officer since January, 2001. Mr. Meyer previously retired from the U.S. Army having served as its most senior Public Affairs Officer during his last four (4) years of military service.

      J. R. Sculley, age 63, became a director of Allied in 1991 and currently serves as Chairman Emeritus. He served as Chairman of the Board and Chief Executive Officer from December, 1992 until September, 1999; from April 1992 until December 1992 he served as President and Chief Operating Officer of Allied. Between 1989 and April, 1992, Mr. Sculley was Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, and, prior thereto, was Assistant Secretary of the Army (Research, Development and Acquisition).

      Clifford C. Christ, age 56, became a director of Allied in 1993. He has been the President and Chief Executive Officer of NavCom Defense Electronics, Inc., a defense electronics company, since 1988.

      Harry H. Warner, age 68, became a director of Allied in early 1996. He is president of the George C. Marshall Foundation and is also a director of Chesapeake Corporation and Virginia Management Investment Corporation, a registered investment advisor. Throughout the last five years, Mr. Warner has been a self-employed financial consultant, investor and real estate developer.

      Ronald H. Griffith, age 65, became a director of Allied in April, 2000. Mr. Griffith is Executive Vice President and Chief Operating Officer of MPRI, Inc., a professional services company, since 1998. Formerly, he served as Vice Chief of Staff of the U.S. Army.

      Gilbert F. Decker, age 66, became a director of Allied in June, 2002. Mr. Decker is a consultant to companies in the defense and aerospace industries. He previously served as Executive Vice President of Engineering and Production at Walt Disney Imagineering as well as Assistant Secretary of the Army for Research, Development and Acquisitions. Mr. Decker is currently on the board of directors of Alliant Techsystems, Inc. and Anteon International Corporation.

Executive Officers. The following are the executive officers of Allied:

      John G. Meyer, Jr. was elected President in January, 2003 and subsequently became the Chief Executive Officer. He previously served as Executive Vice President and Chief Operating Officer.

      Monte Pickens was elected Executive Vice President and Chief Operating Officer in May 2003. Previously, Mr. Pickens was the Vice President of T. Marzetti Company. Mr. Pickens retired from the U.S. Army as a Colonel in 1992.

      Charles A. Hasper, age 48, was elected Treasurer and Chief Financial Officer in August, 2001. Previously, Mr. Hasper served as a partner in CK Capital Partners, an investment banking firm.

      Audit Committee Financial Expert. The Board of Directors of Allied has determined that each of Clifford C. Christ and Gilbert F. Decker is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

      Audit Committee. Allied has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Clifford C. Christ, Harry H. Warner, Ronald H. Griffith and Gilbert F. Decker.

      Code of Ethics. Allied has adopted a code of business conduct and ethics for directors, officers (including Allied’s principal executive officer, principal financial officer and controller) and employees. The code of ethics is available on the Company’s website at http://www.allieddefensegroup.com. Stockholders may request a free copy of the code of ethics from:

Allied Defense Group, Inc.
8000 Towers Crescent Drive, Suite 260
Vienna, Virginia 22182
(703) 847-5268
Attn: Investor Relations

Item 11.     Executive Compensation

Compensation of Directors and Executive Officers.

      The following table sets forth information concerning all compensation accrued for services rendered in all capacities to the Company and its subsidiaries during the years ended December 31, 2003, 2002 and 2001, to the chief executive officer of Allied and to other executive officers of Allied whose total annual salary and bonus exceed $100,000:

Summary Compensation Table

					Long-Term
					Compensation
					Awards

		Annual Compensation			Securities
					Underlying
				Other Annual	Options/	All Other
Name and Principal Position	Year	Salary(1)	Bonus(2)	Compensation(3)	SARs (#)	Compensation(4)

J. H. Binford Peay, III	2003	$153,583	$69,792	$107,960	6,500	—
Chairman of the Board;	2002	$312,500	$150,637	$69,007	100,000	—
Chief Executive Officer	2001	$300,000	$150,000	$67,685	100,000	$86,250
until June, 2003
John G. Meyer, Jr.	2003	$243,333	$85,167	$2,322	70,000	—
Chief Executive Officer	2002	$196,667	$58,625	$2,322	40,000	—
since June, 2003	2001	$160,000	$76,000	$—	40,000	$21,563
Monte L. Pickens,	2003	$116,667	$28,583	$31,548	40,000	—
Executive Vice President since May, 2003
Charles A. Hasper	2003	$165,000	$40,425	$810	—	—
Treasurer and Chief	2002	$160,000	$49,008	$810	40,000	—
Financial Officer	2001	$66,667	$48,000	$—	40,000	$22,525
Bruce W. Waddell	2003	$163,500	$40,058	$2,322	—	—
Vice President for	2002	$158,750	$48,672	$2,322	40,000	—
Strategic Planning and	2001	$145,000	$69,000	$—	40,000	$21,563
Corporate Development until December, 2003(5)

(1)	Mr. Peay’s salary includes compensation as Chief Executive Officer through June 1, 2003. Mr. Peay resigned as the Chief Executive Officer but remains the Chairman of the Board and his salary includes $14,000 paid to him in that capacity in 2003.

(2)	Cash and stock bonuses approved, on an annual basis, by the Compensation Committee. My Peay was awarded a stock grant in 2002 in the amount of $33,450. In 2001, the Compensation Committee awarded Messrs. Meyer, Waddell and Hasper with a stock grant based on performance objectives issued during the year of $20,000. Stock grants were not awarded to these same officers in 2003 or 2002 as part of the annual bonus program.

(3)	The costs include premiums on life insurance policies and a one-time payment to Mr. Peay upon his resignation as Chief Executive Officer.

(4)	Stock grants were awarded to Messrs. Peay, Meyer, Waddell and Hasper as part of the employment agreements each executed in 2001.

(5)	Mr. Waddell resigned as Vice President for Strategic Planning and Corporate Development of the Company effective December 1, 2003, when he accepted the position of President of SeaSpace Corporation, a wholly-owned subsidiary of the Company.

Options Grants in Last Fiscal Year

      The following table contains information concerning the stock option grants made to each of the named executive officers for the fiscal year ended December 31, 2003.

	Individual Grants				Potential Realizable
					Value at Assumed
	Number of	% of Total			Annual Rates of Stock
	Securities	Options			Price Appreciation for
	Underlying	Granted to	Exercise or		Option Term(1)
	Options	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year	($/Sh)	Date	5%($)	10%($)

J. H. Binford Peay, III	6,500	4%	$18.50	06/30/08	29,524	64,401
John G. Meyer, Jr.	70,000	47%	$17.19	12/31/08	332,450	734,627
Monte L. Pickens	40,000	27%	$14.90	04/30/08	139,123	301,914

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the SEC’s rule. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year-End Values

      The following table sets forth information concerning option exercises and option holdings by each of the named executive officers for the fiscal year ended December 31, 2003.

					Value of Unexercised In-the-
			Number of Securities Underlying/		Money Options/SARs at FY-
	Shares		Unexercised Options/SARs Value		End($)(2)
	Acquired on	Value
Name	Exercise(#)	Realized(1)	Exercisable(#)	Unexercisable(#)	Exercisable	Unexercisable

J. H. Binford Peay, III	—	—	106,333	106,667	$1,306,524	$1,111,869
John G. Meyer, Jr.	—	—	51,333	98,667	$560,931	$821,069
Monte L. Pickens	—	—	8,000	32,000	$72,080	$288,320
Charles A. Hasper	5,000	$56,200	32,333	42,667	$383,231	$438,669
Bruce W. Waddell	42,000	$451,990	3,333	26,667	$25,031	$322,509

(1)	Represents the closing price per share on the date the option was exercised less the option exercise price multiplied by the number of shares acquired upon exercise.

(2)	Represents the closing price per share of the underlying shares on the last day of the fiscal year less the option exercise price multiplied by the number of shares. The closing price per share was $23.91 on the last trading day of the fiscal year as reported on the AMEX.

Director Compensation

      Directors who are employees of Allied receive no additional compensation for serving as a director. Each non-employee director (an “Outside Director”) is compensated for service as a director, including as a member of committees of the Board, at the rate of $1,000 per month; an award of 1,000 shares of Common Stock on each July 1; and an award as of each July 1 of an option to acquire 6,500 shares of common stock (commencing in 2000). As Chairman Emeritus, Mr. Sculley is entitled to an additional $500 per month. As Chairman of the Board, General Peay is entitled to the same cash and stock based compensation as paid to non-employee members of the Board of Directors plus (i) an additional $1,000 per month and (ii) reimbursement of annual premiums on a $1 million life insurance policy, together with all applicable income taxes.

      In 1992, the Board of Directors of Allied adopted the Outside Directors Retirement Plan (the “Directors Retirement Plan”) to provide retirement benefits for long-standing Outside Directors. Under the Directors Retirement Plan, Outside Directors are eligible for a retirement benefit if they retire from the Board and have served as a member of the Board for a minimum of five (5) years. An eligible Outside Director who retires from the Board is entitled to receive, commencing on the last day of the first month following the month in which the director attains age seventy (70), monthly payments equal to the monthly cash compensation received from Allied at the time the director terminated service in such capacity. Such payments will cease upon the earlier of the expiration of a period of time equivalent to the period of time the director served as a member of the Board or the death of the director. The Directors Retirement Plan was suspended in 2001. Messrs. Christ, Warner and Sculley are entitled to receive benefits under the Plan upon their retirement from the Board for prior service. No further benefits have accrued or will accrue under the Plan since its suspension in 2001.

      In 2003, Mr. Sculley was paid approximately $80,000 in satisfaction of his post-employment severance entitlement. Mr. Sculley is entitled to annual payments of $80,000 through 2005.

Employment Contract and Change-In-Control Arrangements

      Mr. Meyer’s employment agreement provides for an annual salary of $270,000 and the potential to earn an annual bonus up to 50% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of Mr. Meyer’s employment, he will be entitled to receive his annual salary for up to three (3) years following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Meyer.

      Mr. Pickens’ employment agreement provides for an annual salary of $185,000 and the potential to earn an annual bonus up to 35% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of Mr. Pickens’ employment, he will be entitled to receive his annual salary for one year following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Pickens.

      Mr. Hasper’s employment agreement provides for an annual salary of $180,000 and the potential to earn an annual bonus up to 35% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of Mr. Hasper’s employment, he will be entitled to receive his annual salary for one year following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Hasper.

      Mr. Waddell’s employment agreement provides for an annual salary of $163,500 and the potential to earn an annual bonus up to 35% of the annual salary upon satisfaction of certain performance standards. For periods commencing in 2004, the performance standards will relate to Mr. Waddell’s responsibilities as President of SeaSpace Corporation. Upon certain terminations of Mr. Waddell’s employment, he will be entitled to receive his annual salary for one year following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Waddell.

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

Compensation Committee Interlocks and Insider Participation

      The Compensation Committee of Allied consists of Messrs. Harry H. Warner and Ronald H. Griffith. J.R. Sculley, a former Chairman of the Board and President of Allied, also served on the Compensation Committee in 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following information is furnished with respect to any person who is known to Allied to be the beneficial owner of more than five percent (5%) of its Common Stock and is based upon the most recent filings made by the undersigned with the Securities and Exchange Commission:

		Amount and Nature of	Percent of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	Class(1)

Common	Bricoleur Capital Management, LLC(2) 12230 El Camino Rd., Ste. 100 San Diego, CA 92130	460,200 Owned directly	7.3%
Common	FMR Corp.(3) 82 Devonshire Street Boston, MA 02109	475,000 Owned directly	7.5%
Common	Dimensional Fund Advisors, Inc.(4) 1299 Ocean Ave., 11th Floor Santa Monica, CA 90401	307,230 Owned directly	4.9%
Common	Riverview Group, LLC(5) 666 Fifth Avenue New York, New York 10103	315,000 Owned directly	5.0%
Common	Heartland Advisors, Inc.(6) 789 North Water Street Milwaulkee, Wisconsin 53202	300,000 Owned directly	4.8%
Common	Berno, Gambal & Barbee, Inc.(7) 1100 North Glebe Road Suite 1040 Arlington, Virginia 22201	291,400 Owned directly	4.6%

(1)	Based upon 5,551,373 shares of common stock outstanding plus 427,998 shares which may be acquired within sixty (60) days pursuant to outstanding stock options plus 315,000 shares which may be issued within sixty (60) days pursuant to a convertible debenture and stock purchase warrant.

(2)	Bricoleur Capital Management, LLC (“Bricoleur”) filed an amended Schedule 13G with the SEC on February 9, 2004. This Schedule 13G states that Bricoleur beneficially owned 460,200 shares of Common Stock as of December 31, 2003.

(3)	FMR Corp. and its wholly-owned subsidiary, Fidelity Management & Research Company (“Fidelity”), Edward C. Johnson, 3rd and Abigail P. Johnson, jointly filed an amended Schedule 13G with the SEC on February 17, 2004. This Schedule 13G states that Fidelity Low-Priced Stock Fund owned 475,000 shares of Common Stock as of December 31, 2003.

(4)	Dimensional Fund Advisors, Inc. (“Dimensional”), a registered investment advisor, filed an amended Schedule 13G with the SEC on February 6, 2004. This Schedule 13G states that Dimensional is deemed to have beneficial ownership of 307,230 shares, all of which shares are owned by advisory clients of Dimensional. Dimensional disclaims beneficial ownership of all such shares.

(5)	Riverview Group, LLC has the right to acquire up to 315,000 shares within sixty (60) days pursuant to its convertible debenture and stock purchase warrant.

(6)	Heartland Advisors, Inc. and William J. Nasgovitz filed a Schedule 13G with the SEC on February 12, 2004. This Schedule 13G states that The Heartland Value Fund owns 300,000 shares of common stock.

(7)	Berno, Gambal & Barbee, Inc. filed an amendment to its Schedule 13G with the SEC on February 13, 2004. This amendment states that Berno, Gambal & Barbee owns 291,400 shares of the common stock.

      The following information is furnished as of March 1, 2004, with respect to the beneficial ownership by management of Allied’s Common Stock:

		Amount and Nature of	Percent of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	Class(1)

Common	J. H. Binford Peay, III	191,097(2) Owned directly	3.0%
Common	John G. Meyer, Jr.	84,055(3) Owned directly	*
Common	Harry H. Warner	46,000(4) Owned directly	*
Common	Clifford C. Christ	39,000(5) Owned directly	*
Common	J. R. Sculley	72,400(4) Owned directly	1.2%
Common	Ronald H. Griffith	30,000(4) Owned directly	*
Common	Gilbert F. Decker	15,000(5) Owned directly	*
Common	All executive officers and directors as a group (9)	542,864(6) Owned directly	8.6%

      Allied is aware of no arrangement the operation of which may at a subsequent date result in a change in control of Allied.

      Equity Compensation Plan Information. The following table provides information about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of December 31, 2003, including the 2001 Equity Incentive Plan, the 1997 Incentive Stock Plan and the 1992 Employee Stock Purchase Plan (all of which have been approved by the Company’s stockholders), as well as rights to acquire shares of the Company’s Common Stock granted to an unaffiliated institutional investor in connection with a $7.5 million convertible debenture issued by the Company to the investor.

			Number of securities available
	Number of securities to be		for future issuance under
	issued upon exercise of	Weighted average exercise	equity compensation plans
	outstanding options, warrants	price of outstanding options,	(excluding securities reflected
	and rights	warrants and rights	in column)

Equity compensation plans approved by security holders	592,000	$14.75	—
Equity compensation plans not approved by securities holders	315,000	$25.18	—

Total	907,000	$17.42	—

(1)	Based upon 5,551,373 shares of common stock outstanding plus 427,998 shares which may be acquired within sixty (60) days pursuant to outstanding stock options plus 315,000 shares which may be issued within sixty (60) days pursuant to a convertible debenture and stock purchase warrant.

(2)	Includes stock options for 159,666 shares which may be exercised within sixty (60) days.

(3)	Includes stock options for 72,666 shares which may be exercised within sixty (60) days.

(4)	Includes stock options for 26,000 shares which may be exercised within sixty (60) days.

(5)	Includes stock options for 13,000 shares which may be exercised within sixty (60) days.

(6)	Includes stock options for 397,998 shares which may be exercised within sixty (60) days.

*	Less than 1%

Item 13.     Certain Relationships and Related Transactions

      Mr. Sculley’s employment with the Company terminated in September, 1999. During 2003, 2002 and 2001, the Company paid Mr. Sculley approximately $80,000, $80,000 and $100,000, respectively, in satisfaction of his post-employment entitlement. He is entitled to post-employment payments of $80,000 per year through 2005. Such amounts are subject to acceleration upon a change of control of the Company.

Item 14.     Principal Accounting Fees and Service

      The following table sets forth the fees incurred by the Company to Grant Thornton LLP for audit and other services provided for 2003 and 2002:

	2003	2002

Audit fees	$280,300	$173,100
Audit-related fees	$3,255	$11,500
Tax fees	$51,800	$39,000
All other fees	$3,474	$14,000

Total	$338,829	$237,600

      Audit fees include work in connection with quarterly reviews.

      Additional audit and other service fees of approximately $120,000 and $110,000 were billed to the Company’s foreign subsidiaries by other auditors for audit related services primarily involving statutory audits required by the laws of Belgium for 2003 and 2002, respectively.

      The Audit Committee considered whether the provision of services referenced above is compatible with maintaining Grant Thornton’s independence.

      The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year. The Audit Committee may also pre-approve particular services on a case-by-case basis.

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

(a)(1)     Financial Statements:

(a)(2)     Financial Statement Schedules:

      The following financial statement schedules are included in Part IV of this report:

      (a)(2)(a) As of December 31, 2003 and 2002 and for the three years ended December 31, 2003:

Schedule I — Condensed Financial Information of Allied	F-34
Schedule II — Valuation and Qualifying Accounts	F-35

(a)(3)     Exhibits:

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).
3.2	By-Laws (Incorporated by reference from Form 10-Q filed in August 2002).
3.3	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).
10.1	Employment Agreement between Allied and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001).
10.2	Employment Agreement between Allied and Charles A. Hasper (Incorporated by reference from Form 8-K filed in August 2001).
10.3	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).
10.4	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001 and April 2002).
10.5	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).
10.6	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).
10.7	Award/ Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002).
10.8	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.9	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.10	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).
10.11	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002).
21	List of Subsidiaries
23	Consent of Independent Certified Public Accountants
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K:

      On November 5, 2003, the Company filed a Form 8-K reporting its 2003 third quarter financial results.

      On November 13, 2003, the Company filed a Form 8-K reporting a change in executive management of one of its subsidiary corporations.

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

THE ALLIED DEFENSE GROUP, INC.

By:	/s/ JOHN G. MEYER, JR.

John G. Meyer, Jr.
Chief Executive Officer and President

Date: March 15, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ CHARLES A. HASPER Charles A. Hasper	Chief Financial Officer and Treasurer	March 15, 2004

By:	/s/ GRESFORD B. GRAY Gresford B. Gray	Controller and Corporate Secretary	March 15, 2004

/s/ J. R. SCULLEY J. R. Sculley		Director	March 15, 2004

/s/ CLIFFORD C. CHRIST Clifford C. Christ		Director	March 15, 2004

/s/ HARRY H. WARNER Harry H. Warner		Director	March 15, 2004

/s/ RONALD H. GRIFFITH Ronald H. Griffith		Director	March 15, 2004

/s/ GILBERT F. DECKER Gilbert F. Decker		Director	March 15, 2004

/s/ JOHN G. MEYER, JR. John G. Meyer, Jr.		Director	March 15, 2004

/s/ J. H. BINFORD PEAY, III J. H. Binford Peay, III		Director	March 15, 2004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2003

FORMING A PART OF

ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

OF
The Allied Defense Group Inc.

THE ALLIED DEFENSE GROUP INC.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors

The Allied Defense Group, Inc.

      We have audited the accompanying consolidated balance sheets of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their earnings and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note A to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.

      We have also audited Schedules I and II for each of the three years in the period ended December 31, 2003. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

/S/ GRANT THORNTON LLP

Baltimore, Maryland

February 20, 2004

THE ALLIED DEFENSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Thousands of Dollars)
ASSETS
Current Assets
Cash and equivalents	$43,377	$14,876
Restricted cash	15,937	8,052
Accounts receivable	29,321	28,551
Costs and accrued earnings on uncompleted contracts	68,414	56,728
Inventories (less reserve for obsolescence of $214 in 2003 and $148 in 2002)	12,068	9,409
Deferred tax asset	1,016	305
Fair value of foreign exchange contracts	9,378	13,595
Prepaid and other current assets	4,880	2,898

Total current assets	184,391	134,414
Property, Plant and Equipment — At Cost
Buildings and improvements	20,021	15,144
Machinery and equipment	50,309	38,919

	70,330	54,063
Less accumulated depreciation	47,217	36,673

	23,113	17,390
Land	1,502	1,254

	24,615	18,644
Other Assets
Intangible assets, less accumulated amortization of $785 in 2003 and $340 in 2002	4,135	4,114
Goodwill	13,718	10,604
Other assets	378	392

	18,231	15,110

	$227,237	$168,168

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS — Continued

	December 31,

	2003	2002

	(Thousands of Dollars)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$14,200	$6,517
Current maturities of long-term debt	2,709	1,915
Convertible subordinated debenture, current	5,250	5,250
Accounts payable	53,284	30,966
Accrued liabilities	16,846	8,219
Customer deposits	4,938	5,092
Foreign exchange contracts	9,378	13,595
Income taxes	906	2,678

Total current liabilities	107,511	74,232

Long-Term Obligations
Long-term debt, less current maturities	4,902	4,738
Convertible subordinated debenture, less current maturities and unamortized discount	2,156	2,029
Deferred compensation	1,334	544
Deferred taxes	1,339	111

	9,731	7,422
Contingencies and Commitments	—	—

Stockholders’ Equity
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,551,373 in 2003 and 5,474,813 in 2002	555	547
Capital in excess of par value	25,891	24,871
Retained earnings	70,166	61,345
Accumulated other comprehensive income (loss)	13,383	(249)

	109,995	86,514

	$227,237	$168,168

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,

	2003	2002	2001

	(Thousands of Dollars, except per share data)
Revenue	$171,407	$130,866	$96,947
Cost and expenses
Cost of sales	124,558	91,509	63,253
Selling and administrative	24,987	17,497	12,109
Research and development	3,543	1,629	1,504

	153,088	110,635	76,866

Operating income	18,319	20,231	20,081

Other income (expense)
Interest income	459	506	645
Interest expense	(2,490)	(2,087)	(1,666)
Other — net	255	1,300	(316)

	(1,776)	(281)	(1,337)

Earnings before income taxes	16,543	19,950	18,744
Income tax expense	7,722	9,278	8,377

NET EARNINGS	$8,821	$10,672	$10,367

Earnings per share
Basic	$1.60	$2.01	$2.11
Diluted	$1.54	$1.92	$2.10

Weighted average number of common shares:
Basic	5,496,786	5,304,998	4,905,114

Diluted	5,970,119	5,658,274	4,947,260

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years ended December 31, 2003, 2002 and 2001

		Common Stock				Accumulated
	Preferred			Capital		other	Total
	Stock, no		$.10	in excess	Retained	comprehensive	stockholders’
	par value	Shares	par value	of par value	earnings	(loss) income	Equity

	(Thousands of Dollars, except per share data)
Balance at January 1, 2001	$—	4,812,464	$481	$13,689	$40,306	$(7,756)	$46,720
Common stock awards	—	71,400	7	575	—	—	582
Common stock issued	—	184,777	19	2,429	—	—	2,448
Employee stock purchase plan purchases	—	38,538	4	282	—	—	286
Exercise stock options	—	22,000	2	298	—	—	300
Comprehensive income Net earnings for the year	—	—	—	—	10,367	—	—
Currency translation adjustment	—	—	—	—	—	(2,054)	—
Total comprehensive income	—	—	—	—	—	—	8,313

Balance at December 31, 2001	$—	5,129,179	$513	$17,273	$50,673	$(9,810)	$58,649
Common stock awards	—	35,964	3	785	—	—	789
Common stock issued	—	293,070	29	6,444	—	—	6,473
Employee stock purchase plan purchases	—	9,100	0.9	168	—	—	169
Exercise stock options	—	7,500	0.8	61	—	—	62
Warrants issued	—	—	—	140	—	—	140
Comprehensive income Net earnings for the year	—	—	—	—	10,672	—	—
Currency translation adjustment	—	—	—	—	—	9,561	—
Total comprehensive income	—	—	—	—	—	—	20,233

Balance at December 31, 2002	$—	5,474,813	$547	$24,871	$61,345	$(249)	$86,514
Common stock awards	—	6,000	1	110	—	—	111
Employee stock purchase plan purchases	—	10,560	1	151	—	—	152
Exercise stock options	—	60,000	6	759	—	—	765
Comprehensive income Net earnings for the year	—	—	—	—	8,821	—	—
Currency translation adjustment	—	—	—	—	—	13,632	—
Total comprehensive income	—	—	—	—	—	—	22,453

Balance at December 31, 2003	$—	5,551,373	$555	$25,891	$70,166	$13,383	$109,995

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2003	2002	2001

	(Thousands of Dollars)
Cash flows from operating activities
Net earnings for the year	$8,821	$10,672	$10,367
Adjustments to reconcile net earnings to net cash from (used in) continuing operating activities
Depreciation and amortization	4,037	3,322	2,225
Gain on sale of fixed assets	(18)	—	—
Deferred income taxes	(810)	793	(702)
Provision for estimated losses on contracts	255	282	(330)
Amortization of debenture issue costs and conversion feature	243	—	—
Deferred Compensation	672	300	—
Common stock awards	111	651	582
Changes in assets and liabilities
Accounts receivable	2,305	(2,572)	(494)
Cost and accrued earnings on Uncompleted contracts	(830)	(29,570)	12,325
Inventories	(1,392)	(3,309)	1,002
Prepaid expenses and other assets	(1,609)	532	992
Accounts payable and accrued liabilities	21,488	18,801	(10,634)
Customer deposits	(928)	993	(3,490)
Income taxes	(2,188)	455	1,688

	21,336	(9,322)	3,164

Net cash provided by operating activities	30,157	1,350	13,531

Cash flows used in investing activities
Capital expenditures	(6,362)	(6,290)	(3,109)
Acquisitions, net of cash acquired	—	(3,810)	(556)
Proceeds from sale of fixed assets	20	—	130

Net cash used in investing activities	(6,342)	(10,100)	(3,535)

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

	Years ended December 31,

	2003	2002	2001

	(Thousands of Dollars)
Cash flows from (used in) financing activities
Net (decrease) increase in short-term borrowings	5,780	3,245	(1,058)
Proceeds from convertible subordinated debenture	—	7,500	—
Debenture issue costs	—	(158)	—
Principal payments on long-term debt	(2,343)	(1,486)	(3,884)
Proceeds from issuance of long-term debt	1,989	2,796	1,307
Proceeds from stock purchases	152	169	587
Option exercises	765	62	—
Restricted cash and restricted deposits	(5,807)	(775)	(3,202)

Net cash provided by (used in) financing activities	536	11,353	(6,250)
Effects of exchange rates on cash	4,150	1,351	(395)

Net increase in cash and equivalents	28,501	3,954	3,351
Cash and equivalents at beginning of year	14,876	10,922	7,571

Cash and equivalents at end of year	$43,377	$14,876	$10,922

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	$1,492	$535	$1,692
Income taxes	9,455	9,510	6,939

Supplemental of Non-Cash Investing and Financing Activities:
Non-cash consideration in connection with business acquisition	—	$6,473	$6,833
Warrants issued in conjunction with convertible subordinated debenture	—	140	—
Convertible debenture beneficial conversion feature	—	138	—

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Thousands of Dollars)

Note A —	Summary of Significant Accounting Policies

      A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

      Basis of Presentation — The consolidated financial statements of the Company include the accounts of The Allied Defense Group Inc. (Allied), a Delaware corporation, and its wholly-owned subsidiaries as follows:

•	ARC Europe, S. A. (ARC Europe), a Belgian company,

•	Allied Research Corporation Limited (Limited), an inactive United Kingdom company,

•	News/ Sports Microwave Rental, Inc. (NS Microwave), a California corporation,

•	Titan Dynamics Systems, Inc., (Titan Dynamics), a Texas corporation, and

•	SeaSpace Corporation (SeaSpace), a California corporation.

      NS Microwave, Titan Dynamics Systems and SeaSpace were acquired on December 31, 2001, June 6, 2002 and July 31, 2002, respectively. The results of operations of NS Microwave, Titan and SeaSpace are included in the consolidated statements of operations subsequent to their respective acquisition dates.

      ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (MECAR), Sedachim, S.I. (Sedachim) and the VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Tele Technique Generale, S.A., I.D.C.S., N.V., Belgian Automation Units, N.V. and Vigitec S.A. (Vigitec).

      The Company operates in four (4) principal segments as follows.

•	MECAR engages principally in the development and production of medium caliber ammunition and mortars (Ordnance & Manufacturing Segment).

•	The VSK Group and NS Microwave engage in the design, manufacture, distribution and service of industrial and law enforcement security products and systems (Electronic Security Segment).

•	Titan Dynamics engages in the design, manufacture and sale of battlefield effects simulators (Software, Training & Simulation Segment).

•	SeaSpace Corporation engages in the design, manufacture, distribution and service of weather and environmental satellite ground reception systems (Environmental Safety & Security Segment).

•	ARC Europe has no operating activities. Allied, the parent company, provides management services to its subsidiaries and has no operating activities.

      Significant intercompany transactions have been eliminated in the consolidation.

      Foreign Currency Translation. The assets and liabilities of ARC Europe, MECAR, the VSK Group and Limited are translated into U.S. dollars at year-end exchange rates. Resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations.

      Revenue and Cost Recognition. Revenues under fixed price contracts are recognized on the percentage-of-completion method measured by costs incurred to total estimated costs at completion. Provision for estimated losses and penalties on contracts are recorded when identified. Revenues under cost-plus-fixed-fee and time and material contracts are recognized on the basis of costs incurred during the period plus the fee earned. As contracts extend over one or more years, revisions in costs and earnings estimated during the course of the work are reflected in the accounting period in which the facts which require the revision become known.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

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

      Use of Estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Inventories. Inventories, which consist primarily of raw materials, are stated principally at the lower of cost or market. Cost is determined principally by the first-in, first-out method.

      Property, Plant and Equipment. Depreciation and amortization, including amortization for assets under capitalized leases, is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, primarily on a straight-line basis. Accelerated depreciation methods are used for tax purposes on certain assets. The estimated service lives used in determining depreciation are as follows:

Buildings	20-30 years
Machinery and equipment	3-10 years

      Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.

      Intangibles. Intangibles represent intangibles and goodwill acquired in connection with businesses acquired. The cost of intangibles other than goodwill is amortized to operations on a straight-line basis over their expected lives of three to twenty years. Goodwill acquired prior to July 1, 2001 was amortized through December 31, 2001. Subsequent to such date, and for goodwill acquired subsequent to June 30, 2001, goodwill is not amortized, but is subject to an annual impairment test along with other intangibles, pursuant to the provision of Statement of Financial Accounting Standards (SFAS) No. 142. SFAS No. 142 was adopted effective January 1, 2002. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators are current and forecasted profitability and cash flow of the related business. There have been no adjustments to the carrying values of intangible assets resulting from these impairment tests. The Company’s segments for purposes of applying SFAS No. 142 are Electronic Security, Environmental Safety and Security and Software, Training and Simulation.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

      The effects of adoption of SFAS No. 142 for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001

	(Dollars in thousands, except per
	share data)
Earnings, as reported	$8,821	$10,672	$10,367
Add back goodwill amortization (net of income taxes)	—	—	138

Adjusted earnings	$8,821	$10,672	$10,505

Earnings per share — basic	$1.60	$2.01	$2.11
Add back goodwill amortization (net of income taxes)	—	—	.03

Adjusted earnings — basic	$1.60	$2.01	$2.14

Earnings per share — diluted	$1.54	$1.92	$2,10
Add back goodwill amortization (net of income taxes)	—	—	.03

Adjusted earnings — diluted	$1.54	$1.92	$2.13

      Derivative Financial Instruments. Derivative financial instruments are utilized by the Company to hedge certain sales contracts. The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

      The Company recognizes the fair value of hedge contracts to which it is a party on its balance sheet. Currency gains and losses on contracts designated as hedges of foreign currency commitments are deferred and recognized when the measurement of the related foreign currency transactions are recognized as a component of revenue or cost of sales in accordance with criteria established by SFAS No. 133 and SFAS No. 149. The adoption of SFAS No. 149 did not have a material impact on the Company’s results of operations or financial position.

      Stock-Based Compensation — The Company currently accounts for stock options using the intrinsic value method and is applying APB Opinion No. 25, “Accounting for Stock Issued to Employees.”Accordingly, compensation costs for stock options is measured and recorded as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant. No compensation cost has been recognized for the granting of stock options to employees in the years ended 2003, 2002 and 2001.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

      The following table presents the pro forma decrease in income that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

	2003	2002	2001

	(in thousands, except per share data)
Reported net earnings	$8,821	$10,672	$10,367
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(471)	(347)	(142)

Pro forma net earnings	$8,350	$10,325	$10,225

Basic earnings per share
Reported earnings per share	1.60	2.01	$2.11
Compensation costs, net of tax	(0.09)	(0.07)	(0.03)

Pro forma basic earnings per share	$1.51	$1.94	$2.08

Diluted earnings per share
Reported earnings per share	1.54	1.92	$2.10
Compensation costs, net of tax	(0.08)	(0.06)	(0.03)

Pro forma basic earnings per share	$1.46	$1.84	$2.07

      Options granted during the years ended December 31, 2003, 2002 and 2001 were 149,000, 252,500, and 246,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the date of grant for 2003, 2002 and 2001 were $6.72, $6.38 and $2.86, respectively. The weighted average assumptions used in the model were as follows.

	2003	2002	2001

Risk free interest rate	2.86%	1.82%	4.54%
Expected volatility rate	47.00%	44.00%	40.00%
Expected lives — years	3	3	3
Divided yield	—	—	—

      The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

      Advertising Costs. Advertising costs are expensed as incurred. These costs are not material to the Company’s operations.

      Research and Development. Costs incurred in research and development activities are charged to operations as incurred.

      Warranties. The Company grants warranties on certain products for periods varying from one to five years. Provision is made for estimated losses arising from warranty claims on ammunition products as incurred. Provision is made for estimated warranty costs on the sale of security, weather and environmental satellite systems at the time of the sale.

      Income Taxes. Income taxes are provided based on the liability method for financial reporting purposes. Deferred and prepaid taxes are provided for on temporary differences in the basis of assets and liabilities which are recognized in different periods for financial and tax reporting purposes.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

      Earnings Per Common Share. Basic earnings per share amounts have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding options, warrants, and convertible debt calculated using the treasury stock method, unless they are anti-dilutive.

      Statement of Cash Flows. For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

      Reclassifications. Certain items in the 2003 and 2002 financial statements have been reclassified to conform to the current presentation.

      Newly Issued Accounting Standards. In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities: an interpretation of ARB No. 51. As amended in December 2003, FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, for certain entities (known as variable interest entities) that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest. Variable interest entities are required to be consolidated by their primary beneficiary. The primary beneficiary is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. A public enterprise applies FIN 46 to variable interest entities in which the enterprise holds a variable interest that it acquired before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The Company does not have any interests in variable interest entities.

      In November 2002, the Emerging Issues Task Force (“EITF”) issued a final consensus on Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“Issue 00-21”). Issue 00-21 provides guidance on how and when to recognize revenues from arrangements requiring delivery of more than one product or service. It also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in an arrangement. To the extent that a deliverable is part of an arrangement that is within the scope of other existing higher-level authoritative literature, Issue 00-21 does not apply. Issue 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF Issue 00-21 has not had a material effect on the Company’s results of operations and financial position.

      In July, 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. This statement did not have an effect on any of the Company’s assets.

      In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit on Disposal Activities. SFAS 146 is effective for exits or disposal activities initiated after December 31, 2002. SFAS 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS 146 has not impacted the Company’s operations.

      In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure: an amendment of FASB Statement No. 123. SFAS 148 allows several methods for an entity to report a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002. The Company did not adopt the transition methods allowed under this standard.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

      The FASB issued FASB Interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 requires guarantors to recognize a liability for the obligation undertaken in issuing certain guarantees. FIN 45’s initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002 and disclosure requirements are effective for interim or annual periods ending after December 15, 2002. The Company did not have any impact from the adoption of FIN 45 based on current business activity.

Note B —	Acquisitions

Titan Dynamics Systems

      On June 6, 2002, the Company acquired all the common stock of Titan Dynamics Systems in a transaction accounted for as a purchase. This acquisition was undertaken to provide Allied with a strong position in a high-growth segment of the North American Software, Training & Simulation market. The total cost of acquisition was $2,027 consisting of cash and direct incremental expenses of $144, and shares of Allied common stock valued at $1,883, based on the market price of the shares. The results of Titan Dynamics Systems’ operations have been consolidated since its acquisition on June 6, 2002.

      The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition Titan Dynamics System:

Current assets	$92
Property and equipment	64
Goodwill	1,656
Intangibles	894

Total assets acquired	2,706
Deferred tax liability	(311)
Other liabilities	(368)

Net assets acquired	$2,027

SeaSpace Corporation

      On July 31, 2002, the Company acquired all the common stock of SeaSpace Corporation in a transaction accounted for as a purchase. This acquisition was undertaken to provide Allied with a strong position in a high-growth segment of the North America Environmental Safety & Security market.

      The cost of acquisition was $9,266 consisting of cash of $4,500, direct incremental expenses of $51, and shares of Allied common stock valued at $4,590, based on the market price of the shares. The Company also issued a $250 promissory note payable in equal installments on July 31, 2003 and 2004. Payment is subject to certain conditions being met as defined in the Agreement and Plan of Merger (Agreement). The Company has recorded the $125 installment paid in 2003 as additional goodwill. The Company will record $125 in additional goodwill in 2004 if the remaining conditions are met and payment is required under the Agreement. The results of SeaSpace’s operations have been consolidated since its acquisition on July 31, 2002.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

      The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition of SeaSpace Corporation:

Current assets	$4,245
Property and equipment	725
Goodwill	4,322
Intangibles	2,495
Other assets	153

Total assets acquired	11,940
Deferred tax liability	(874)
Other liabilities	(1,800)

Net assets acquired	$9,266

      The acquired identifiable intangibles assets in these transactions were as follows:

	Estimated	Weighted Average
	Fair Value	Amortization Period

Capitalized Software	$523	6 years
Customer lists	1,972	15 years
Patents	894	13 years

Total	$3,389	13 years

      Goodwill arising from these transactions of $5,649 is related to the Software, Training & Simulation and Environmental Safety & Security Segments and is not deductible for tax purposes.

Note C — Restricted Cash

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

      Restricted cash of $15,813 and $8,052 included in current assets at December 31, 2003 and 2002, respectively, was restricted or pledged as collateral for these agreements and other obligations.

Note D — Accounts Receivable

      Accounts receivable at December 31 are comprised as follows:

	2003	2002

Direct and indirect receivables from foreign governments	$15,613	$15,785
Commercial and other receivables, less allowance for doubtful receivables of $115 in 2003 and $232 in 2002	13,708	12,766

	$29,321	$28,551

      Receivables from foreign government and government agencies are generally due within 30 days of shipment, less a 10% hold back provision which is generally due within 90 days. Since these receivables are supported by letters of credit or other guarantees, no provision for doubtful accounts is deemed necessary. The Company evaluates its allowance for doubtful accounts on commercial receivables on an ongoing basis and provides for losses as deemed necessary.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

Note E —	Prepaid and Other Current Assets

      Advance payments on contracts in process in 2003 and 2002 of approximately $330 and $818, respectively, were included in prepaid and other current assets. Prepaid and other current assets also included tax receivables of $2,142 and $1,587 at December 31, 2003 and 2002 that were due from foreign jurisdictions.

Note F —	Intangible Assets and Goodwill

      Intangible assets and goodwill at December 31 are comprised as follows:

	December 31, 2003			December 31, 2002

Intangible assets	Gross	Accumulated		Gross	Accumulated
subject to amortization	Amount	Amortization	Net	Amount	Amortization	Net

Capitalized Software	$1,179	$282	$897	$713	$109	$604
Customer Lists	2,247	356	1,891	2,247	172	2,075
Patents	1,494	147	1,347	1,494	59	1,435

Total	4,920	785	4,135	4,454	340	4,114

Goodwill	$17,035	$3,317	$13,718	$13,373	$2,769	$10,604

      Consolidated amortization expense related to intangible assets, excluding goodwill, for 2003, 2002 and 2001 was $445, $340 and $0, respectively.

      The goodwill, net of amortization, of $13,718 at December 31, 2003 is comprised of $7,740 related to the Electronic Security Segment, $4,322 related to the Environmental Safety & Security Segment and $1,656 related to the Software, Training & Simulation Segment. The change in net goodwill during 2003 is due primarily to increases related to adjustments to the original purchase price allocations in 2003 of approximately $1,611 and the impact of currency translation fluctuations.

      Estimated future aggregate annual amortization for intangible assets is as follows:

Year	Amount

2004	$687
2005	540
2006	379
2007	297
2008	225

Note G —	Notes Payable and Credit Facility

Notes Payable — At December 31, 2003 the Company had borrowed $4,322 under its lines of credit with its lenders. In addition, the Company also borrowed $9,878 under a short-term loan which was secured by a receivable of $9,878. These loans bear interest at an average rate of approximately 3%.

Credit Facility — The Company is obligated under various credit agreements (the Agreements) with MECAR’s foreign bank syndicate that provide credit facilities primarily for letters of credit, bank guarantees, performance bonds and similar instruments required for specific sales contracts. The Agreements provide for certain bank charges and fees as the line is used, plus fees of 2% of guarantees issued and annual fees of 1.25% based on bonds and guarantees outstanding. These fees are charged to interest expense. As of December 31, 2003, guarantees and performance bonds of approximately $17,233 remain outstanding.

      Advances under the Agreements are secured by restricted cash of approximately $15,813 at December 31, 2003. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed,

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

and a pledge of approximately $43,250 on MECAR’s assets. Certain Agreements provide for the maintenance of certain net worth levels and other provisions.

Note H —	Accrued Losses on Contracts

      The Company provided for accrued losses of $283 at December 31, 2003 in connection with the completion of certain contracts in progress. These contracts are scheduled to be completed in 2004. Accrued contract losses at December 2002 were $313. These amounts are included in accrued liabilities.

Note I —	Long-Term Debt

      Long-term obligations as of December 31 consist of the following:

	2003	2002

Mortgage loan agreements	$908	$1,295
Other	6,703	5,358

	$7,611	6,653
Less current maturities	2,709	1,915

	$4,902	$4,738

      Mortgage Loan Agreements. The Company entered into a mortgage loan agreement in 1986, which was amended in 1994, to partially finance the construction of MECAR’s manufacturing and administration facilities in Belgium, which had a balance due of $591 at December 31, 2003. The loan was fully repaid in January, 2004. The Company is also obligated on several mortgages on the VSK Group’s buildings which have a total balance due of $317 at December 31, 2003. The mortgages mature at various dates through 2005 in annual installments of approximately $53, plus interest at rates ranging from 3.9% to 4.5% per year.

      Other. The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2010.

      Scheduled annual maturities of long-term obligations as of December 31, 2003 are as follows:

Year	Amount

2004	$2,709
2005	2,037
2006	1,494
2007	1,099
2008	252
Thereafter	20

Note J —	Convertible Subordinated Debenture

      On June 28, 2002 the Company sold to an accredited investor for $7,500 (i) an 8% subordinated debenture that is convertible into shares of the Company’s common stock at $25.00 per share and (ii) warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share in cash. The debenture bears interest at the rate of 8% per year, payable semi-annually. The Company may elect to pay the principal and/or the interest in cash or in registered shares of its common stock at a 10% discount to the then current market price. The warrants to purchase 15,000 shares of the Company’s common stock were valued at $140.

      The initial terms called for monthly principal payments, in the amount of $750, to begin on June 28, 2003 and continue for a period of ten (10) months or until March 28, 2004.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

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

Note K —	Benefit Plans

      The Company instituted a simplified employee pension plan in 2000 for its domestic staff. In 2003, the Company adopted a 401(k) plan. Employer contributions to the plan in 2003, 2002 and 2001 were approximately $108, $105, and $104, respectively. Employee contributions to the plan in 2003 were $72. Employees did not contribute to the simplified employee pension plan in 2002 and 2001.

      Under the terms of labor agreements at its Belgian subsidiaries, the Company contributes to certain governmental and labor organization employee benefit and retirement programs.

Note L —	Contingencies and Commitments

      A suit has been filed against one of the VSK subsidiaries in the Belgian courts alleging a breach of a non-compete clause within a teaming agreement executed with a claimant in prior years. The suit demands damages of approximately $770. Management intends to vigorously defend this suit and believes that it has meritorious defense to the claim, and therefore no loss provision has been established.

      A suit has been filed against SeaSpace in the Japanese courts. This proceeding relates to SeaSpace’s termination of its distributor in Japan and its designation of a new distributor. The terminated distributor has asked the court to enjoin SeaSpace from selling its products in Japan to or through the new distributor; and to require SeaSpace to continue to fulfill purchase orders submitted by the terminated distributor. The suit does not demand any monetary damages as it is in the form of a preliminary injunction proceeding. There have been a number of hearings to date but no rulings have yet been issued by the court. Management intends to continue to vigorously defend this suit and believes that it has meritorious defense to the claim, and therefore no loss provision has been established.

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

      MECAR, NS Microwave and SeaSpace recognize revenues under fixed price contracts using the percentage of completion method. Estimates of total costs at completion are used to determine the amount of revenue earned. The actual costs on these contracts may differ from the Company’s estimate at completion.

      The Company enters into foreign exchange contracts in the normal course of business to hedge certain sales contracts. These contracts typically mature within twelve months, and forward exchange gains and losses are recognized upon final maturity or at the time the related foreign currency transaction is recognized. Contracts with a notional amount of $50,000 were outstanding as of December 31, 2003 ($93,000 at December 31, 2002).

      In connection with its commitment to provide management services to its subsidiaries, the Company has entered into consulting and employment agreements with certain management personnel for these subsidiaries. The Company has also entered into employment agreements and consulting agreements with certain domestic

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

management personnel. Certain of these agreements provide for severance payments in the event of termination under certain conditions.

      The Company leases domestic office space and equipment under operating leases which expire at various dates through 2008. Certain leases also include escalation provisions for taxes and operating costs. The following is a schedule by year of base rentals due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2003:

Year	Amount

2004	$360
2005	368
2006	378
2007	390
2008	401
Therea	fter 373

      Total rental expense charged to operations approximated $356, $214 and $136, for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Note M —	Fair Value of Financial Instruments

      At December 31, 2003 and 2002, the Company’s financial instruments include cash, cash equivalents, receivables, accounts payable, borrowings, forward exchange contracts, guarantees and performance bonds. The face value of cash, cash equivalents, receivables and payables approximate their carrying values because of the short-term nature of the instruments. The estimated fair value of the other financial instruments and off-balance-sheet credit obligations are as follows:

	2003		2002

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Notes payable and long-term obligations, including current maturities	$30,550	$30,550	$20,993	$20,844
Foreign exchange contracts	21,966	21,966	18,833	18,833
Off-balance-sheet instruments
Guarantees and performance bonds	—	18,097	—	18,876
Standby letters of credit	—	—	—	1,500

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

•	The fair value of notes payable and long-term obligations is estimated based on approximate market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The Company believes the aggregate carrying value approximates fair value.

•	The fair value of foreign exchange contracts is based on quoted market prices for the same or similar instruments. At December 31, 2003, the total fair value was included in costs and accrued earnings on

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

uncompleted contracts and fair value of foreign exchange contracts. At December 31, 2002, the total fair value was included in accounts receivable, costs and accrued earnings on uncompleted contracts, and fair value of foreign exchange contracts.

•	Estimated fair values for off-balance-sheet instruments, which include performance bonds and advance payment guarantees are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience.

Note N —	Derivative Financial Instruments

      The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately.

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

      As of December 31, 2003 and 2002, futures contracts designated as fair value hedges with notional amounts of $50,000 and $93,000 were outstanding and the fair value of these contracts were $21,966 and $18,833, respectively. At December 31, 2003, the total fair value was included in costs and accrued earnings on uncompleted contracts ($12,588), and fair value of foreign exchange contracts ($9,378). At December 31, 2002, the total fair value was included in accounts receivable ($1,869), costs and accrued earnings on uncompleted contracts ($3,369), and fair value of foreign exchange contracts ($13,595).

      Gains and losses from settlements of derivative contracts are reported as a component of other income. There were no net gains or losses realized during the years ended December 31, 2003 and 2002 from hedge ineffectiveness, from firm commitments that no longer qualifies as fair value hedges, nor were any amounts excluded from the assessment of hedge effectiveness.

      The Company’s foreign exchange forward and option contracts expose the Company to credit risks to the extent that the counter parties may be unable to meet the terms of the agreement. The company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

Note O —	Stockholders’ Equity

      During 1998, the Board of Directors authorized the repurchase of up to 200,000 shares of the Company’s common stock. No shares were reacquired in 2002 or 2003.

      The Company may grant stock options, appreciation rights, incentive options, performance shares and other awards to key executives, management, directors and employees under various plans at prices equal to or in excess of the market price at the date of the grant. The options for common shares generally are exercisable over a five to ten year period and expire up to ten years from the date of grant. At December 31, 2003, options to acquire 620,000 shares of the Company’s common stock were outstanding under the following plans:

      2001 Equity Incentive Plan. During 2001, the Board of Directors and shareholders approved and reserved 240,000 shares of common stock for awards to key employees of the Company and its subsidiaries. In each of 2002 and 2003, the Board of Directors and the shareholders authorized the plan to be increased by 250,000 shares. The plan authorizes the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights, restricted stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee.

      1997 Incentive Stock Plan. During 1997, the Board of Directors and shareholders approved and reserved 225,000 shares of common stock for awards to key employees of the Company and its subsidiaries in the form of stock options and stock awards. The Plan is administered by the Compensation Committee of the Board of Directors, and employees of the Company and its subsidiaries who are deemed to be key employees by the Committee are eligible for awards under the Plan.

      1992 Employee Stock Purchase Plan. During 1992, the Board of Directors and shareholders approved and reserved 525,000 shares for the plan. The plan is voluntary and substantially all full-time employees are eligible to participate through payroll deductions. The purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. The Plan is subject to certain restrictions and the Board may amend or terminate it at any time.

      1993 Outside Directors Compensation Plan. During 1993, the Board of Directors and shareholders approved a plan whereby each director is entitled to receive a cash payment of $1,000 per month, and an annual grant of 1,000 shares of the Company’s common stock while serving as a board member. The Company reserved 52,400 shares of common stock for the plan which is subject to certain restrictions. The plan terminated on December 31, 2003.

      1991 Outside Directors Stock Option Plan. During 1991, the Board of Directors and shareholders approved and reserved 208,000 shares of common stock for the plan. During 2001, the Company granted options to purchase a total of 26,000 shares at $7.88 per share. This plan expired in 2001; therefore, no further grants can be made.

      Preferred Share Purchase Rights Agreement. The Board of Directors adopted a Preferred Stock Purchase Rights Agreement in 2001. The Agreement provides each stockholder of record a dividend distribution of one “right” for each outstanding share of common stock. Rights become exercisable the earlier of ten days following: (1) a public announcement that an acquiring person has purchased or has the right to acquire 15% or more of the Company’s common stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 15% or more of the outstanding common stock. All rights held by an acquiring person or offeror expire on the announced acquisition date and all rights expire at the close of business on May 31, 2011.

      Each right under the Preferred Stock Purchase Rights Agreement entitles a stockholder to acquire at a purchase price of $50, one-hundredth of a share of preferred stock which carries voting and dividend rights similar to one share of common stock. Alternatively, a right holder may elect to purchase for $50 an equivalent number of common shares (or in certain circumstances, cash, property or other securities of the Company) at a

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder may elect to acquire one-half of the common shares available under the second option. The purchase price and the preferred share fractional amount are subject to adjustment for certain events as described in the Agreement.

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

      The following table summarizes option activity:

		2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	531,000	$12.81	286,000	$8.54	62,000	$7.83
Options granted	149,000	16.92	252,500	17.51	246,000	8.63
Options exercised	(60,000)	9.87	(7,500)	8.25	(22,000)	7.45
Options forfeited	—	—	—	—	—	—
Options expired	—	—	—	—	—	—

Options outstanding at end of year	620,000	$14.08	531,000	$12.81	286,000	$8.54

Options exercisable at end of year	305,333		179,000		102,000
Weighted-average fair value of options, granted during the year	$7.73		$7.10		$3.03

      The following table summarizes options outstanding at December 31, 2003:

			Weighted	Exercisable
			Average
Number	Range of	Weighted Average	Remaining	Number of	Weighted average
Outstanding	Exercise Prices	Exercise Prices	Contractual Life	Options	Exercise Prices

193,500	$7.88 to $ 8.63	$8.47	4.56 Years	129,500	$8.39
75,000	$9.01 to $14.90	$12.15	3.52 Years	27,000	$10.76
351,500	$16.40 to $25.00	$17.59	5.64 Years	148,833	$18.90

Note P —	Major Customers

      The Company derives the majority of its revenues directly or indirectly from foreign governments (some of which are through the U.S. government via the Foreign Military Sales program), primarily on fixed price contracts. Direct and indirect sales to agencies of The Kingdom of Saudi Arabia and Belgium accounted for approximately 56% and 4% of revenue in 2003, 65% and 1% of revenue in 2002, and 77% and 1% of revenue in 2001.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

Note Q —	Concentrations of Credit Risk

      Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company’s customer base. The Company generally receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers’ financial condition. The Company’s provision for doubtful accounts for 2003 and 2002 was not significant.

      The majority of ammunition sales are to or for the benefit of agencies of The Kingdom of Saudi Arabia and other foreign governments. MECAR’s ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, MECAR’s business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 2003 and 2002, backlog orders, believed to be firm, from operations, approximated $115,400 and $156,800, respectively. The December 31, 2003 backlog included an unfunded portion of $12,000 from a federal contract.

      Amounts in foreign banks at December 31, 2003 and 2002 were approximately $42,954 and $14,940, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company’s financial position and results of operations since the Company has assets and operations in Belgium and sells its products on a worldwide basis.

Note R —	Other — Net

      Other income (expense) included in the Company’s consolidated statements of operations is comprised of the following:

	2003	2002	2001

Net currency transaction gains (losses)	$(545)	$872	$(437)
Miscellaneous — net	800	428	121

	$255	$1,300	$(316)

      Miscellaneous — net includes bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor.

Note S —	Income Taxes

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

      Earnings (loss) from operations before income taxes is comprised as follows:

	2003	2002	2001

Domestic	$(5,295)	$(93)	$(1,975)
Foreign	21,838	20,043	20,719

	$16,543	$19,950	$18,744

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

      The Company’s provision for income taxes is comprised as follows:

	2003	2002	2001

Currently (refundable) payable
Domestic	$309	$1,781	$159
Foreign	8,301	8,290	8,921

	8,610	10,071	9,080
Deferred — net	(888)	(793)	(703)

Total tax provision	$7,722	$9,278	$8,377

      The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company’s provision are as follows:

	2003	2002	2001

Taxes at statutory rate	34.0%	34.0%	34.0%
Foreign tax rate differential	10.0	6.9	6.8
State taxes, net of federal benefit	(1.2)	—	—
Permanent differences	4.3	—	2.8
Amortization of intangibles	—	1.2	0.3
Other	(0.4)	4.4	0.8

Income taxes	46.7%	46.5%	44.7%

      At December 31, 2003, the Company had a tax effected US net operating loss of approximately $375 which will begin to expire in 2010. A portion of the US net operating loss carryforwards are subject to limitations on the amount that can be utilized each year. As of December 31, 2003, the Company also had foreign tax credits and alternative minimum tax credits of approximately $3,857 and $204, respectively. The foreign tax credits will begin to expire in 2004 and the alternative minimum tax credits do not expire. The Company has recorded a valuation allowance on the foreign tax credits and a portion of the net operating losses for which the realizeability is uncertain.

      We have not recorded US income tax expense for foreign earnings that are indefinitely reinvested offshore. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our US and foreign entities. In the event that actual cash needs of our US entities exceed our current expectations, we may need to repatriate foreign earnings which have been designated as indefinitely reinvested offshore. This could result in additional income tax expense being recorded.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

      The components of the deferred taxes at December 31, 2003 and 2002 are comprised as follows:

	2003	2002

Current deferred tax asset
Inventory	$249	$16
Compensation Accruals	114	171
Valuation adjustments	152	166
Accrued expenses	162	—
Business tax credits	204	—
Net operating loss carryforwards	135	—
Other	—	(48)

Current deferred tax asset	1,016	305
Non-current deferred tax asset (liability)
Foreign tax credit carryforwards	3,857	1,243
Net operating loss carryforwards	260	—
Depreciation and amortization	(1,356)	(2)
Deferred Compensation	185	89
Deferred income	(168)	(239)
Valuation adjustments	—	42

Non-current deferred tax asset	2,778	1,133
Valuation allowance	(4,117)	(1,244)

Net non-current deferred tax liability	(1,339)	(111)

Net deferred tax asset (liability)	$(323)	$194

      The deferred tax components are included in the following balance sheet accounts:

	2002	2002

Current deferred tax asset	$1,016	$305
Non-current deferred tax liability	(1,339)	(111)

	$(323)	$194

Note T —	Earnings Per Common Share

      Basic earnings per share exclude dilution and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of convertible debenture, stock options and warrants, if such effect is dilutive. The table

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

below shows the calculation of basic and diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, respectively:

	2003	2002	2001

Net earnings	$8,821	$10,672	$10,367
Interest on convertible debenture, net of taxes	360	185	—

Net earnings after interest on convertible debenture	$9,181	$10,857	$10,367

Weighted average number of basic shares	5,496,786	5,304,998	4,905,114
Common stock equivalents	473,333	353,276	42,146

Weighted average number of basic shares	5,970,119	5,658,274	4,947,260

Basic earnings per share	$1.60	$2.01	$2.11

Diluted earnings per share	$1.54	$1.92	$2.10

Note U —	Geographic Areas and Industry Segments

      The Company operates in four (4) principal segments. MECAR engages principally in the development and production of medium caliber ammunition and mortars (Ordnance & Manufacturing Segment). The VSK Group and NS Microwave engage in the design, manufacture, distribution and service of industrial and law enforcement security products and systems (Electronic Security Segment). Titan Dynamics engages in the design, manufacture and sale of battlefield effects simulators (Software, Training & Simulation Segment). SeaSpace Corporation engages in the design, manufacture, distribution and service of weather and environmental satellite ground reception systems (Environmental Safety & Security Segment).

      The Company’s foreign operations are conducted by MECAR and the VSK Group.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

	2003	2002	2001

Revenues from external customers
Ordnance & Manufacturing	$129,710	$95,279	$77,071
Electronic Security	33,303	31,302	19,876
Environmental Safety & Security	7,065	4,032	—
Software Training & Simulation	1,329	253	—

	$171,407	$130,866	$96,947

Interest expense
Ordnance & Manufacturing	$1,603	$1,350	$1,574
Electronic Security	49	52	92
Environmental Safety & Security	1	1	—
Software Training & Simulation	—	—	—
Corporate and Other	837	684	—

	$2,490	$2,087	$1,666

Interest income
Ordnance & Manufacturing	$221	$232	$322
Electronic Security	167	193	185
Environmental Safety & Security	35	11	—
Software Training & Simulation	—	—	—
Corporate and Other	36	70	137

	$459	$506	$644

Income tax expense (benefit)
Ordnance & Manufacturing	$6,254	$6,648	$7,347
Electronic Security	654	1,638	1,432
Environmental Safety & Security	(199)	212	—
Software Training & Simulation	(68)	(48)	—
Corporate and Other	1,081	828	(402)

	$7,722	$9,278	$8,377

Depreciation and amortization
Ordnance & Manufacturing	$2,336	$1,767	$1,297
Electronic Security	1,093	1,010	913
Environmental Safety & Security	488	206	—
Software Training & Simulation	74	43	—
Corporate and Other	46	296	15

	$4,037	$3,322	$2,225

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

	2003	2002	2001

Segment profit (loss) from before taxes
Ordnance & Manufacturing	$16,487	$16,439	$17,379
Electronic Security	2,618	3,903	3,498
Environmental Safety & Security	(528)	550	—
Software Training & Simulation	(207)	(181)	—
Corporate and Other	(1,827)	(761)	(2,133)

	$16,543	$19,950	$18,744

Segment assets
Ordnance & Manufacturing	$159,447	$118,065	$59,265
Electronic Security	35,048	28,641	25,798
Environmental Safety & Security	12,207	10,833	—
Software Training & Simulation	3,077	2,883	—
Corporate and Other(1)	17,458	7,747	1,721

	$227,237	$168,169	$86,784

Capital Expenditure for Segment assets
Ordnance & Manufacturing	$4,918	$4,250	$2,171
Electronic Security	747	1,504	938
Environmental Safety & Security	682	159	—
Software Training & Simulation	12	49	—
Corporate and Other	3	328	—

	$6,362	$6,290	$3,109

(1)	Net of intersegment receivables.

      The following geographic area data includes trade revenues based on customer location and assets based on physical location.

	Geographic Segment Data

	2003	2002	2001

Revenues from external customers
United States(1)	$96,021	$55,455	$1,548
Belgium	24,320	16,373	15,117
Venezuela	18,042	4,138	—
Saudi Arabia	13,051	44,730	57,111
France	6,385	3,987	3,468
Kuwait	3,545	—	—
Germany	1,233	618	97
Canada(1)	1	365	15,523
Other foreign countries	8,809	5,200	4,083

	$171,407	$130,866	$96,947

(1)	Includes foreign military sales for the benefit of Saudi Arabia.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Thousands of Dollars)

	Geographic Segment Data

	2003	2002	2001

Segment assets
Belgium	$184,397	$136,735	$74,528
United Kingdom	179	225	4
United States(1)	42,661	31,209	12,252

	$227,237	$168,169	$86,784

(1)	Net of intersegment receivables and investments.

	2003	2002	2001

Property and equipment
Belgium	$23,308	$17,202	$12,067
United States	1,307	1,442	232

	$24,615	$18,644	$12,299

Note V —	Quarterly Financial Data (Unaudited)

	(Amounts in thousands, except per share data)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	For Year
2003
Revenue	$42,657	$42,723	$34,871	$51,156	$171,407
Gross profit	13,389	12,385	7,899	13,176	46,849
Net earnings	3,934	2,302	863	1,722	8,821
Per share data:
Basic	$0.72	$0.42	$0.16	$0.31	$1.60

Diluted	$0.68	$0.40	$0.16	$0.30	$1.54

	(Amounts in thousands, except per share data)

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	For Year
2002
Revenue	$16,928	$27,396	$30,806	$55,736	$130,866
Gross profit	5,230	8,278	7,699	18,150	39,357
Net earnings	1,173	2,151	673	6,675	10,672
Per share data:
Basic	$.23	$.41	$.13	$1.22	$2.01

Diluted	$.23	$.41	$.12	$1.14	$1.92

SCHEDULES

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

THE ALLIED DEFENSE GROUP, INC.

(Parent Company)

BALANCE SHEETS

	December 31,

	2003	2002

	(Thousands of Dollars)
ASSETS
Cash and equivalents	$15,039	$6,157
Restricted cash	125	250
Investment in subsidiaries	103,073	81,760
Due from subsidiaries	—	5,378
Income tax recoverable	350	118
Deferred taxes	417	189
Other	336	1,054

Total assets	$119,340	$94,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$725	$755
Due to subsidiaries	402	—
Deferred tax liability	—	146
Deferred Compensation	404	212
Convertible Debenture	7,405	7,279

Total liabilities	8,936	8,392
Stockholders’ Equity
Common stock	555	547
Capital in excess of par value	25,891	24,871
Retained earnings	70,166	61,345
Accumulated other comprehensive loss	13,792	(249)

	110,404	86,514

	$119,340	$94,906

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

THE ALLIED DEFENSE GROUP, INC.

(Parent Company)

STATEMENTS OF EARNINGS

	Year ended December 31,

	2003	2002	2001

	(Thousands of Dollars)
Income
Intercompany management fees	$4,146	$3,859	$2,871
Dividend from subsidiaries	14,186	4,883	—
Other — net	99	60	491

	18,431	8,802	3,362
Costs and expenses
Administrative and other	5,905	4,688	5,337

Earnings (loss) before equity in operations of subsidiaries	12,526	4,114	(1,975)
Equity in operations of subsidiaries, less dividends received	(2,874)	7,350	11,779

Earnings before income taxes	9,652	11,464	9,804
Income taxes (benefit)	831	792	(563)

NET EARNINGS	$8,821	$10,672	$10,367

Earnings per common share
Basic	$1.60	$2.01	$2.11

Diluted	$1.54	$1.92	$2.10

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

THE ALLIED DEFENSE GROUP, INC.

(Parent Company)
STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2003	2002	2001

	(Thousands of Dollars)
Cash flows from operating activities
Net earnings for the year	$8,821	$10,672	$10,367
Adjustments to reconcile net earnings to net cash from (used in) operating activities
Equity in operations of subsidiaries	(11,312)	(12,233)	(11,779)
Dividend from subsidiary	14,186	4,883	—
Depreciation and amortization	46	297	15
Deferred taxes	(375)	953	(721)
Amortization of debenture issue costs and conversion feature	243	—	—
Deferred compensation	191	—	—
Common stock awards and grants	111	651	582
Changes in assets and liabilities
Other assets	(546)	342	845
Due to subsidiaries	(3,492)	(2,504)	1,552
Accounts payable and accrued liabilities	(30)	(1,489)	185
Income taxes	—	(238)	120

	(978)	(9,338)	(9,201)

Net cash provided by operating activities	7,843	1,334	1,166
Cash flows used in investing activities
Capital expenditures	(3)	(328)	—
Acquisitions	—	(4,895)	(556)

Net cash used in investing activities	(3)	(5,223)	(556)
Cash flows from financing activities
Proceeds from convertible subordinated debenture	—	7,500	—
Debenture issue costs	—	(158)	—
Proceeds from employee stock purchase plan shares	152	169	586
Option exercises	765	62	—
Restricted cash	125	(250)	—

Net cash provided by financing activities	1,042	7,323	586

Net increase in cash and equivalents	8,882	3,434	1,196
Cash and equivalents at beginning of year	6,157	2,723	1,527

Cash and equivalents at end of year	$15,039	$6,157	$2,723

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes	$—	$360	$44
Interest	590	36	1
Supplemental of Non-Cash Investing and Financing Activities:
Non-cash consideration in connection with business acquisition	—	$6,473	$6,833
Warrants issued in conjunction with convertible debenture	—	140	—
Convertible debenture beneficial conversion feature	—	138	—

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

THE ALLIED DEFENSE GROUP, INC.

Valuation and Qualifying Accounts

Years ended December 31, 2003, 2002 and 2001

		Additions

	Balance at	Charged to	Charged			Balance
	beginning	costs and	to other			at end of
Description	of period	expenses	accounts	Deductions		period

	(Thousands of Dollars)
Year ended December 31, 2003
Estimated losses on contracts	$313	$283	$—	$313	(1)	$283

Allowance for doubtful receivables	$233	$115	$—	$233	(2)	$115

Valuation allowance on inventory	$200	$14	$—	$—		$214

Valuation allowances on deferred tax assets	$1,244	$2,985	$—	$—		$4,229

Year ended December 31, 2002
Estimated losses on contracts	$382	$313	$—	$382	(1)	$313

Allowance for doubtful receivables	$107	$126	$—	$—		$233

Valuation allowance on inventory	$150	$50	$—	$—		$200

Valuation allowances on deferred tax assets	$271	$973	$—	$—		$1,244

Year ended December 31, 2001
Estimated losses on contracts	$712	$382	$—	$712	(1)	$382

Allowance for doubtful receivables	$154	$—	$—	$47	(2)	$107

Valuation allowances on deferred tax assets	$288	$—	$—	$17		$271

(1)	Represents amount of reserve relieved through completion of contracts.

(2)	Represents write-off of receivables.

EXHIBIT INDEX

Number	Description of Exhibit

21	List of Subsidiaries
23	Consent of Independent Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 15, 2004
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 15, 2004
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated March 15, 2004