Form 10-Q
period 2004-03-31
ALLIED DEFENSE GROUP INC
filed 2004-05-10
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2004: 5,553,729.

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED
Item 1. Financial Statements
Condensed Consolidated Balance Sheets
March 31, 2004 and December 31, 2003	2
Condensed Consolidated Statements of Earnings
Three months ended March 31, 2004 and 2003	3
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2004 and 2003	4
Notes to Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Market Risk Disclosure	21
Item 4. Disclosure Controls and Procedures	21
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	22
Signatures	24

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except per share data)

	March 31, 2004	December 31, 2003
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,437	$43,377
Restricted cash	4,890	15,937
Accounts receivable	25,899	29,321
Costs and accrued earnings on uncompleted contracts	71,543	68,414
Inventories	13,149	12,068
Deferred tax asset	846	1,016
Fair value of foreign exchange contracts	2,734	9,378
Prepaid and other current assets	5,695	4,880

Total current assets	151,193	184,391

PROPERTY, PLANT AND EQUIPMENT — net of accumulated depreciation	23,759	24,615
OTHER ASSETS
Intangibles, net of accumulated amortization	4,043	4,135
Goodwill	13,590	13,718
Other assets	489	378

	18,122	18,231

	$193,074	$227,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$82	$14,200
Current maturities of long-term debt	1,975	2,709
Convertible subordinated debenture, current, less unamortized discount	7,424	5,250
Accounts payable	36,909	53,284
Accrued liabilities	22,672	16,846
Customer deposits	3,916	4,938
Foreign exchange contracts	2,734	9,378
Income taxes	1,730	906

Total current liabilities	77,442	107,511
LONG-TERM OBLIGATIONS
Long-term debt, less current maturities	4,305	4,902
Convertible subordinated debenture, less current maturities and unamortized discount	—	2,156
Deferred compensation	1,745	1,334
Deferred taxes	809	1,339

	6,859	9,731
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,553,729 in 2004 and 5,551,373 in 2003	555	555
Additional paid-in capital	25,930	25,891
Retained earnings	70,910	70,166
Accumulated other comprehensive income	11,378	13,383

	108,773	109,995

	$193,074	$227,237

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of Dollars, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2004	2003
Revenue	$34,468	$42,657
Cost and expenses
Cost of sales	24,310	28,914
Selling and administrative	6,646	5,774
Research and development	1,561	851

Operating income	1,951	7,118
Other income (expense)
Interest income	101	97
Interest expense	(479)	(436)
Other — net	(349)	28

	(727)	(311)

Earnings before income taxes	1,224	6,807
Income tax expense	480	2,873

NET EARNINGS	$744	$3,934

Earnings per share
Basic	$.13	$.72
Diluted	$.13	$.68
Weighted average number of common shares:
Basic	5,551,399	5,479,125
Diluted	5,744,163	5,919,028

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three months ended March 31
	2004	2003
Cash flows from operating activities
Net earnings	$744	$3,934
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	1,160	1,008
Provision for estimated losses on contracts	45	111
Deferred taxes	(363)	45
Deferred compensation	451	114
Changes in assets and liabilities
Accounts receivable	3,029	5,430
Costs and accrued earnings on uncompleted contracts	(5,321)	4,417
Inventories	(1,351)	(1,563)
Prepaid and other current assets	(954)	58
Accounts payable, accrued liabilities and customer deposits	(9,655)	606
Income taxes	882	2,701

Net cash provided by (used in) operating activities	(11,333)	16,861
Cash flows from investing activities
Capital expenditures	(888)	(1,157)

Net cash used in investing activities	(888)	(1,157)
Cash flows from financing activities
Principal payments on long-term borrowing	(1,100)	(828)
Proceeds from issuance of long-term debt		298
Net decrease in short-term borrowings	(14,046)	(2,514)
Proceeds from employee stock purchases	39	110
Option exercises	—	43
Restricted cash	10,843	110

Net cash used in financing activities	(4,264)	(2,781)
Net increase (decrease) in cash and cash equivalents	(16,485)	12,923
Effects of exchange rate changes on cash and cash equivalents	(455)	313

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,940)	13,236
Cash and cash equivalents at beginning of year	43,377	14,876

Cash and cash equivalents at end of period	$26,437	$28,112

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$148	$173
Taxes	1	55

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s December 31, 2003, Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

NOTE 2 — PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries as follows:

•	ARC Europe, S.A. (“ARC Europe”), a Belgian company,

•	Allied Research Corporation Limited (“Limited”), an inactive United Kingdom company,

•	News/Sports Microwave Rental, Inc. (“NS Microwave”), a California corporation,

•	Titan Dynamics Systems, Inc. (“Titan Dynamics”), a Texas corporation,

•	SeaSpace Corporation (“SeaSpace”), a California corporation, and

•	MECAR USA, Inc. (“MECAR USA”), a Delaware corporation

ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (“MECAR”), Sedachim S.I. S.A., Hendrickx S.A., and the VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Télé Technique Générale S.A., Intelligent Data Capturing Systems (IDCS) N.V., and VIGITEC S.A.

The Company operates in four (4) segments, which are outlined below:

•	Ordnance & Manufacturing segment consists of MECAR and MECAR USA. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will initially pursue contracts from the U.S. government and others for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in the latter portion of 2004.

•	Electronic Security segment consists of The VSK Group and NS Microwave. VSK Electronics N.V. manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. installs security systems; Intelligent Data Capturing Systems N.V. manufacturers integrated video systems; and VIGITEC S.A. installs networked video surveillance systems. NS Microwave designs, manufactures, distributes and services industrial and law enforcement security products and systems.

•	Environmental Safety & Security segment consists of SeaSpace, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems.

•	Software, Training & Simulation segment consists of Titan Dynamics, which designs, manufactures and sells battlefield effects simulators.

Allied, the parent company, provides management services to its subsidiaries and has no operating activities.

Significant intercompany transactions have been eliminated in consolidation.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 3 — DERIVATIVE FINANCIAL INSTRUMENTS

As of March 31, 2004 and December 31, 2003, futures contracts designated as fair value hedges with notional amounts of $69,400 and $50,000 were outstanding and the fair values of these contracts were $17,078 and $21,966, respectively. At March 31, 2004 and December 31, 2003, the total fair value was included in costs and accrued earnings on uncompleted contracts, and fair value of foreign exchange contracts. Deferred gains on fair value hedges related to multi-year sales contracts are included in accrued liabilities.

NOTE 4 — RESTRICTED CASH

MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreements used to provide these financial guarantees place restrictions on cash deposits and other liens on MECAR’s assets. The VSK Group has also pledged certain term deposits to secure outstanding bank guarantees. $4,765 and $15,812 at March 31, 2004 and December 31, 2003, respectively, was restricted or pledged as collateral for these agreements.

Restricted cash also included $125 at March 31, 2004 and December 31, 2003, as a result of a deposit which was a requirement of the SeaSpace acquisition agreement. In 2002, the Company issued a $250 promissory note payable in equal installments on July 31, 2003 and 2004. Payment is subject to certain conditions being met as defined in the acquisition agreement.

NOTE 5 — ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2004 and December 31, 2003 are comprised as follows:

	2004	2003
Direct and indirect receivables from foreign governments	$14,967	$15,613
Commercial and other receivables, less allowance for doubtful receivables of $119 in 2004 and $115 in 2003	10,932	13,708

	$25,899	$29,321

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

NOTE 6 — COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and accrued earnings on uncompleted contracts are recognized by MECAR, NS Microwave and SeaSpace for their fixed priced sales contracts in accordance with the percentage of completion method of accounting. Under this method, revenue is recognized as work progresses, based on the relationship between actual costs incurred during the period and total estimated cost to be incurred for the total contract. Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in cost of sales in the period in which the change is identified. The revenue recognized on the contracts in progress for the three months ended March 31, 2004 and 2003 were $26,694 and $35,675, respectively.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 7 — INVENTORIES

Inventories at March 31, 2004 and December 31, 2003 are comprised as follows:

	2004	2003
Raw materials	$10,869	$9,852
Work in process	1,056	1,017
Finished goods, less reserve for obsolescence of $212 in 2004 and $214 in 2003	1,224	1,199

	$13,149	$12,068

NOTE 8 — INTANGIBLE ASSETS AND GOODWILL

	March 31, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Intangible assets subject to amortization:
Capitalized Software	$1,199	$325	$874	$1,179	$282	$897
Customer Lists	2,246	402	1,844	2,247	356	1,891
Patents	1,494	169	1,325	1,494	147	1,347

Total	$4,939	$896	$4,043	$4,920	$785	$4,135

Goodwill			$13,590			$13,718

Consolidated amortization expense related to intangible assets, excluding goodwill, for the three months ended March 31, 2004 and 2003 was $111.

The $13,590 of goodwill at March 31, 2004 is comprised of $7,612 related to the Electronic Security Segment, $4,322 related to the Environmental Safety & Security Segment and $1,656 related to the Software, Training & Simulation Segment.

Estimated future aggregate annual amortization for intangible assets is as follows:

Period	Amount
Nine months ended December 31, 2004	$576
Year ended December 31, 2005	540
Year ended December 31, 2006	379
Year ended December 31, 2007	297
Year ended December 31, 2008	225

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 9 — NOTES PAYABLE AND CREDIT FACILITY

Notes Payable — At March 31, 2004, NS Microwave had a note of $82 for machinery and vehicles. At December 31, 2003 MECAR borrowed $4,322 under its lines of credit with its lenders. In addition, MECAR borrowed $9,878 under a short-term loan which was secured by a receivable of $9,878. The line of credit and short-term loan were paid off during the first quarter of 2004. The weighted average interest rates for Notes Payable as of March 31, 2004 and December 31, 2003 were 8% and 3%, respectively.

Credit Facility — MECAR is obligated under an agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts as well as a line-of-credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. As of March 31, 2004 and December 31, 2003, guarantees and performance bonds of approximately $20,631 and $17,233 respectively, were outstanding.

Advances under the Agreement are secured by restricted cash at March 31, 2004 and December 31, 2003 of approximately $4,765 and $15,813, respectively. Amounts outstanding are also collateralized by a pledge of approximately $41,945 of MECAR’s net assets. The Agreement requires that MECAR maintain net worth and working capital covenants.

NOTE 10 — LONG-TERM DEBT

The VSK Group is obligated on a mortgage on its building, which has a balance of approximately $294 at March 31, 2004. These mortgages are payable in annual installments of approximately $59 plus interest.

The Company and its subsidiaries are also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.5% to 8.0% and mature at various dates through 2007.

Scheduled annual maturities of long-term obligations as of March 31, 2004 are approximately as follows:

Year	Amount
2005	$1,975
2006	1,730
2007	1,363
2008	871
2009	341

NOTE 11 — CONVERTIBLE SUBORDINATED DEBENTURE

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

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 11 — CONVERTIBLE SUBORDINATED DEBENTURE — Continued

Monthly principal payments, in the amount of $750, are to begin on June 28, 2004 and continue for a period of ten (10) months or until March 28, 2005. The holder of the debenture may choose to convert all or a portion of the principal amount outstanding into shares of the Company’s common stock at any time before maturity. The right of the Company to sell and the holder’s right to purchase additional debentures expired in August 2003. The Company has registered the shares of common stock that could be issued in the event the holder elects to convert the debenture and exercise the warrants.

NOTE 12 — EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings per share for the three months ended March 31, 2004 and March 31, 2003, respectively:

	Three months ended
	March 31,
	2004	2003
Net earnings	$744	$3,934
Interest on convertible debenture, net of taxes	—	89

Net earnings before interest on convertible debenture	$744	$4,023

Weighted average number of basic shares	5,551,399	5,479,125
Common stock equivalents	192,764	439,903

Weighted average number of diluted shares	5,744,163	5,919,028

Basic earning per share	$.13	$.72

Diluted earnings per share	$.13	$.68

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 13 — COMPREHENSIVE INCOME (LOSS)

A summary of the components of Comprehensive Income (Loss) for the three months ended March 31, 2004 and 2003, were as follows:

	Three months ended
	March 31,
	2004	2003
Net earnings	$744	$3,934
Currency translation adjustment	(2,005)	2,569

Comprehensive income (loss)	$(1,261)	$6,503

The currency translation adjustment for the three months ended March 31, 2004 resulted from the depreciation of the Euro during the period. In contrast, the currency translation adjustment for the comparable period in 2003 resulted from the appreciation of the Euro during that period.

NOTE 14 — STOCK BASED COMPENSATION

The Company currently accounts for stock options using the intrinsic value method and is applying APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation costs for stock options is measured and recorded as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant. No compensation cost has been recognized for the granting of stock options to employees in the three months ended March 31, 2004 and 2003.

The following table presents the pro forma decrease in income for the three months ended March 31, 2004 and 2003, that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2004	2003
Reported net earnings	$744	$3,934
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(154)	(118)

Pro forma net earnings	$590	$3,816

Basic earnings per share:
Reported earnings per share	$0.13	$0.72
Compensation costs, net of tax	(.03)	(0.02)

Pro forma basic earnings per share	$0.10	$0.70

Diluted earnings per share:
Reported earnings per share	$0.13	$0.68
Compensation costs, net of tax	(.03)	(0.02)

Pro forma diluted earnings per share	$0.10	$0.66

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 14 — STOCK BASED COMPENSATION — Continued

No options were granted during the three months ended March 31, 2004, and 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted average assumptions used in the model and the weighted-average fair values of each option at the date of grant were as follows:

	Three Months Ended March 31
	2004	2003
Risk free interest rate	2.86%	2.86%
Expected volatility rate	47.00%	47.00%
Expected lives — years	3	3
Divided yield	—	—

The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

NOTE 15 — INDUSTRY SEGMENTS

	Three months ended
	March 31,
	2004	2003
Revenues from external customers
Ordnance & Manufacturing	$23,078	$32,667
Electronic Security	9,330	6,731
Environmental Safety & Security	2,024	2,306
Software, Training & Simulation	36	953

	$34,468	$42,657

Segment profit before taxes
Ordnance & Manufacturing	$1,279	$6,818
Electronic Security	820	58
Environmental Safety & Security	(136)	8
Software, Training & Simulation	(179)	167
Corporate and Other	(560)	(244)

	$1,224	$6,807

NOTE 16 — RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements during the three months ended March 31, 2004 that would impact the Company’s financial reporting.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Form 10-K.

Overview

Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. Allied operates in four (4) segments:

•	Ordnance & Manufacturing segment consists of MECAR, located in Belgium, and MECAR USA, located in Marshall, TX. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will initially pursue contracts from U.S. and foreign governments for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in the fourth quarter of 2004.

•	Electronic Security segment consists of The VSK Group, located in Belgium, and NS Microwave, located in San Diego, CA. The VSK Group consists of VSK Electronics N.V. which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. which installs security systems; Intelligent Data Capturing Systems N.V. which manufacturers integrated video systems; and VIGITEC S.A. which installs networked video surveillance systems. NS Microwave designs, manufactures, distributes and services industrial and law enforcement surveillance products and systems.

•	Environmental Safety & Security segment consists of SeaSpace, located in San Diego, CA, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems.

•	Software, Training & Simulation segment consists of Titan Dynamics, located in Marshall, TX, which designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices.

Allied, the parent company, provides management services to its subsidiaries and has no operating activities. Allied earned net profits of $744 in the first quarter of 2004 compared to net profits of $3,934 for the first quarter of 2003. The reduction in net profits is principally attributed to reduced profits at MECAR. European results were benefited by a 16% increase in the value of the Euro versus the U.S. Dollar between the two periods. Allied entered 2004 with substantial cash reserves and anticipates no liquidity concerns in 2004. The Company continues to pursue a domestic lending facility in order to continue its acquisition program.

Results of Operations

The table below shows, for the three months ended March 31, 2004 and 2003, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Three months ended		Three months ended
	March 31, 2004		March 31, 2003
Revenue	$34,468	100.0%	$42,657	100.0%
Cost and expenses
Cost of sales	24,310	70.5	28,914	67.8
Selling and administrative	6,646	19.3	5,774	13.5
Research and development	1,561	4.5	851	2.0

Operating income	1,951	5.7	7,118	16.7
Other income (expense)
Interest income	101	0.3	97	0.2
Interest expense	(479)	(1.4)	(436)	(1.1)
Other — net	(349)	(1.0)	28	0.1 .

Earnings before income taxes	1,224	3.6	6,807	15.9
Income tax expense	480	1.4	2,873	6.7

Net earnings	$744	2.2	$3,934	9.2

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations — Continued

Revenue. Allied had revenue of $34,468 in the first three months of 2004, which was 19% lower than its revenue in the first three months of 2003 of $42,657. This decrease was principally attributable to reduced production activities at MECAR.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003
		Percentage		Percentage
	Amount	of total	Amount	of total
Ordnance & Manufacturing	$23,078	67%	$32,667	77%
Electronic Security	9,330	27%	6,731	16%
Environmental Safety & Security	2,024	5%	2,306	5%
Software, Training & Simulation	36	1%	953	2%

	$34,468	100%	$42,657	100%

Ordnance & Manufacturing Segment revenue in the first three months of 2004 decreased by 29% from the comparable period in 2003. The entire decrease occurred at MECAR. MECAR USA did not have any sales activity and is not expected to be operational until the latter portion of 2004. The sales decrease at MECAR resulted from lower production on the approximately $130,000 Foreign Military Sales (FMS) multi-year contract received in February 2002. The FMS contract provided approximately 50% of MECAR’s 2004 year-to-date revenues. During the first three months of 2004, MECAR encountered production delays on the FMS contract as a result of design and vendor technical issues. Those issues are expected to be resolved in the second quarter of 2004. MECAR has undertaken a customer diversification effort in the past few years, which continues to be prolific in 2004. In addition to meeting the ammunition needs of its traditional customers, MECAR has gained new customers, which will contribute to a majority of its new orders for 2004.

Electronic Security Segment revenue increased by $2,599 from the comparable period in 2003. Revenue increased at the VSK Group by $1,709 and at NS Microwave by $890. The increase at the VSK Group stemmed from the continued expansion of its distribution network in Europe, as well as its strong marketing and business development efforts. In addition, the stronger Euro represented $1,093 of the increase at the VSK Group. The increase in sales activity at NS Microwave resulted from work on its strong 2003 year-end backlog. In 2003 NS Microwave’s sales activity was adversely affected by delays in homeland security appropriations.

Environmental Safety & Security Segment revenues decreased by $282 from the comparable period in 2003 as a result of increased competition by domestic and foreign competitors. SeaSpace’s X band sales made up the majority of 2004 revenues. SeaSpace has undertaken a product and customer diversification effort to mitigate the increased competition.

Software, Training & Simulation Segment revenues decreased by $917 from the comparable period in 2003 as a result of reduced orders. In the first quarter of 2004, the sales of cartridges represented the majority of Titan Dynamic’s sales. Titan Dynamics’ major product line of Battle Effects Simulators (BES) is presently undergoing a U.S. Navy/Marine Corp sponsored safety certification program scheduled for completion in the fourth quarter 2004. This testing will be accepted by the US Army, thus allowing Titan Dynamics to better compete in the US BES market. Certification should also accelerate penetration in foreign markets.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations — Continued

Cost of Sales. Cost of sales as a percentage of sales for the three months ended March 31, 2004, was 71% compared with 68% for the same period in 2003. The increase during the three month period was driven by higher costs within the Ordnance & Manufacturing Segment.

Cost of Sales as Percentage of Sales by Segment
	Three months ended
	March 31
	2004	2003
Ordnance & Manufacturing	77%	71%
Electronic Security	58%	54%
Environmental Safety & Security	57%	62%
Software, Training & Simulation	66%	63%
Total	71%	68%

Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the three months ended March 2004 increased over the same period of 2003 because of lower production activity in 2004 as well as product mix. In addition, MECAR encountered production delays on the FMS contract as a result of technical issues, resulting in higher than expected labor and overhead costs. Those issues are expected to be resolved in the second quarter of 2004.

Electronic Security Segment cost of sales as a percentage of sales for the three months ended March 2004 increased over the same period of 2003 due to the fact that NS Microwave incurred higher material costs associated with using new product components to fulfill customer requirements as well as replacing components which were discontinued by vendors. In contrast, the VSK Group had consistent cost of sales as a percentage of sales between 2003 and 2004 as it continues to experience production efficiencies while expanding its distribution channel throughout Europe.

Environmental Safety & Security Segment cost of sales as a percentage of sales decreased from 2003 as a result of the change in product mix and streamlined labor costs. SeaSpace has taken efforts to right-size its organization and reduce its cost of goods sold in light of the competitive environment.

Software, Training & Simulation Segment cost of sales as a percentage of sales for the three months ended March 2004 increased over 2003 as a result of the change in product mix and higher labor costs. Direct labor as a percentage of sales was higher in 2004 because the cartridges are more labor intensive than BES systems and other products. Titan Dynamics’ BES systems are presently undergoing a U.S. Navy/Marine Corp sponsored safety certification program scheduled for completion in the fourth quarter of 2004. Until the safety certification is obtained, the Company expects the cartridge sales to represent the majority of total sales.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the first three months of 2004 was approximately 19% compared with 14% for the same period in 2003. This resulted from lower production activity in 2004 at MECAR. For the other business units, costs were higher in the first three months of 2004 across each business unit due primarily to increased compensation expenses for administrative personnel. The Company expects selling and administrative expense to continue to increase in proportion to the increase in sales for the remainder of the year.

Research and Development. Research and development costs increased in the first three months of 2004 by 170% over 2003 levels. The total dollar increase was primarily attributed to increased research being conducted at all the business units, except NS Microwave. Expenditures decreased at NS Microwave as the staff utilized for R & D efforts were assigned to production efforts during the quarter. This trend of increased research and development is expected to continue for the remainder of the year.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations — Continued

Interest Income. Interest income increased in the first three months of 2004 by 4% over 2003 levels. The total dollar increase was nominal and was primarily attributed to earnings on interest bearing cash accounts.

Interest Expense. Interest expense increased in the first three months of 2004 by 10% over 2003 levels due principally to increased charges at MECAR.

Other-Net. Other-net primarily represents currency gains/losses, resulting from foreign currency transactions at MECAR and the VSK Group, as well as bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor. Other-net expense was $349 at March 2004, compared to Other-net income of $28 at March 2003. This resulted primarily from currency losses in 2004 on MECAR’s US bank accounts.

Pre-Tax Profit

	Pre-Tax Profit (Loss) by Segment
	Three months ended
	March 31
	2004	2003
Ordnance & Manufacturing	$1,279	$6,818
Electronic Security	820	58
Environmental Safety & Security	(136)	8
Software, Training & Simulation	(179)	167
Corporate and other	(560)	(244)

	$1,224	$6,807

Ordnance & Manufacturing Segment pre-tax profit for the first three months of 2004 decreased from the comparable period in 2003 principally due to decreased production activity at MECAR on the FMS contract during the quarter and work on lower-margin contracts. MECAR’s profitability for 2004 is expected to be at lower levels than in prior years due to a lack of high-margin contracts which benefited 2001-2003 results.

Electronic Security Segment pre-tax profit for the first three months of 2004 increased from the comparable period in 2003. Activity at the VSK Group was favorably impacted by increased sales to non-Belgian customers via the VSK Group’s distribution network. NS Microwave’s incurred a lower pre-tax loss as a result of strong orders in the fourth quarter of 2003.

Environmental Safety & Security Segment pre-tax loss resulted from increased competitive pressures, both at home and abroad, as well as increased development costs. SeaSpace has taken efforts to right-size its organization and reduce its cost of goods sold in light of the competitive environment.

Software, Training & Simulation Segment pre-tax loss in 2004 results from Titan Dynamics’ principal product lacking U.S. Government safety certification. Titan Dynamics anticipates receipt of Marine Corp certification in the fourth quarter of 2004.

Corporate and other Segment pre-tax loss for the first three months of 2004 increased over 2003 due to reduced intercompany management fee adjustments and reduced currency gains.

Income Taxes. The effective income tax rate in the first three months of 2004 was 39% compared to 42% in the same period of 2003. Income tax expense decreased in the first three months of 2004 from 2003 levels due to the decreased pre-tax profits generated.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations — Continued

Net Earnings. The Company earned a $744 net profit in the first three months of 2004 compared with $3,934 net profit in the same period of 2003. The decrease in 2004 resulted principally from the activities at MECAR. The Company’s 2004 results were negatively impacted by losses at Microwave, SeaSpace and Titan Dynamics.

Backlog. As of March 31, 2004, the Company’s backlog was $112,670 compared to $115,416 at December 31, 2003, and $130,922 at March 31, 2003. The March 31, 2004 and December 31, 2003 amounts included unfunded portion of approximately $12,000 from an indefinite delivery, indefinite quantity (IDIQ) federal contract.

	Backlog by Segment
	March 31, 2004		March 31, 2003
		Percentage		Percentage
	Amount	of total	Amount	Of total
Ordnance & Manufacturing	$86,536	77%	$119,704	91%
Electronic Security	23,971	21%	9,977	8%
Environmental Safety & Security	1,644	1%	1,008	1%
Software, Training & Simulation	519	1%	233	—

	$112,670	100%	$130,922	100%

The decrease in backlog is primarily the result of MECAR’s work on the approximately $130,000 FMS multi-year contract awarded in February 2002. The backlog associated with this particular contract will continue to decrease in accordance with the delivery terms of the award. MECAR has undertaken a customer diversification effort in the past few years, which continues to be prolific in 2004. In addition to meeting the ammunition needs of its traditional customers, MECAR has gained new customers which will contribute to a majority of its new orders for 2004. Electronic Security backlog increased from new contracts received at the VSK Group and NS Microwave. Electronic Security backlog includes an unfunded portion of approximately $12,000 from an IDIQ federal contract.

Liquidity and Capital Resources

Balance Sheet

All items on the Company’s March 31, 2004 condensed consolidated balance sheet were affected by the value of the Euro in 2004. All European values were converted at the March 31, 2004 and December 31, 2003 conversion ratios of 1.2178 and 1.2557, respectively.

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $73,751 at March 31, 2004, which is a slight decrease of $3,129 from the December 31, 2003, level. Working capital remains strong due to profitable operations.

Cash at March 31, 2004 decreased by $16,940 from December 31, 2003 as substantial cash was expended in the first quarter of 2004 to repay current liabilities. Restricted cash decreased by $11,047 in the first quarter of 2004 due to completion of certain contracts at MECAR.

Accounts receivable at March 31, 2004, decreased $3,422 or 12% from December 31, 2003, due to lower sales in the first quarter 2004 versus the fourth quarter 2003. Costs and accrued earnings on uncompleted contracts increased from year-end 2003 primarily as a result of continued work on the FMS contract at MECAR. Inventories increased $1,081 primarily from higher raw material purchases. The inventory buildup will give the subsidiaries the ability to deliver products with the shortest possible lead times. Fair value of foreign exchange contracts was $2,734 at March 31, 2004, compared to $9,378 at December 31, 2003. MECAR uses foreign currency hedge contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

Liquidity and Capital Resources — Continued

Prepaid and other current assets increased $937 primarily from capitalized costs on MECAR’s hedge contract agreements as well as capitalized funding costs for a proposed senior debt facility at Corporate.

Property, Plant & Equipment, net of accumulated depreciation, decreased primarily from the lower Euro at March 2004, which affected the balances of MECAR and the VSK Group. All subsidiaries, except Corporate, purchased equipment during the first three months of 2004. Goodwill decreased solely from the lower Euro.

Notes Payable decreased $14,118 from December 31, 2003 as a result of MECAR paying off its line of credit and other indebtedness. During 2004, MECAR used its cash from operations for working capital needs. The outstanding Notes Payable balance is from NS Microwave. Accounts payable decreased $16,375 as a result of lower production costs, primarily at MECAR, for the three months ended March 2004 compared to the three months ended December 2003. In contrast, accrued liabilities increased $5,826 due primarily to the costs associated with deferred gains related to forward exchange contracts at MECAR. MECAR entered into new foreign exchange contracts during 2004. Customer deposits decreased $1,022 primarily at MECAR as a result of shipments during the period and other new contracts in 2004 not requiring deposits. Income taxes increased $824 due to the tax provisions at MECAR and the VSK Group, offset by the tax benefits at NS Microwave, SeaSpace, Titan Dynamics and Corporate.

Convertible-subordinated debenture, current and long-term, was materially unchanged between March 31, 2004, and December 31, 2003.

Stockholders’ equity as of March 31, 2004, was negatively affected by the reduction in the value of the Euro versus the U.S. dollar during the first three months of 2004, resulting in a decrease in accumulated other comprehensive income by $2,005. The Euro depreciated by approximately 3% since the beginning of the year.

Cash Flows

The table below provides the cash flow statement data for the periods presented.

	Three months ended March 31
	2004	2003
Net cash provided by (used in) operating activities	$(11,333)	$16,861
Net cash used in investing activities	(888)	(1,157)
Net cash used in financing activities	(4,264)	(2,781)

Operating Activities. The Company used $11,333 of cash in its operating activities during the three months ended March 31, 2004 whereas it generated $16,861 of cash during the same period of 2003. This is attributed primarily to reduction in earnings for the three months ended March 2004 and payments of costs and accrued earnings on uncompleted contracts as well as current liabilities, which are mainly from MECAR’s and the VSK Group’s customer base. Cash paid for interest was $148 and $173, for the three months ended March 31, 2004 and 2003, respectively. Cash paid for income taxes was $1 and $55 for the three months ended March 31, 2004 and 2003, respectively, and includes federal, international and state taxes.

Investing Activities. Net cash used in investing activities decreased by $269 between the two periods. This stemmed from lower capital expenditures for production equipment and leasehold improvements at the Belgian business units. The Company anticipates that cash generated from operations will be sufficient to support any further capital expenditures over the remainder of the year. Future expenditures for the remainder of the year will be primarily incurred for machinery and equipment.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

Liquidity and Capital Resources — Continued

Financing Activities. Net cash used in financing activities decreased by $1,483 between the two periods. This stemmed from payment of short-term borrowings offset by increased restricted cash, which primarily pertained to MECAR operations.

Allied. The parent company continues to operate based on fees and dividends received from its subsidiaries. In the first quarter of 2004, Allied has made cash infusions to NS Microwave, Titan Dynamics and SeaSpace to support working capital requirements.

MECAR. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of March 31, 2004, MECAR was in compliance with both of these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.

VSK Group. The VSK Group operated solely from cash generated from business operations. The VSK Group is obligated on several mortgages and other long-term obligations.

Other Subsidiaries. NS Microwave, Titan Dynamics and SeaSpace operated from cash generated from operations and cash infusions by Allied.

Stock Repurchases. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2004 and does not anticipate repurchasing shares of Company stock during the remainder of 2004.

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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

Liquidity and Capital Resources — Continued

Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2004, we are not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have never been any such demands.

Critical Accounting Policies

Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 7 of the Form 10-K for the year ended December 31, 2003, and are outlined below:

•	Revenue recognition via the percentage of completion method. The percentage of completion method is used by MECAR, NS Microwave and SeaSpace for their fixed price sales contracts. Approximately 77% and 84% of condensed consolidated revenue was recognized under the percentage of completion method during the three months ended March 31, 2004 and 2003, respectively.

•	Goodwill and intangible asset valuation. The Company completed a goodwill impairment analysis in the fourth quarter of 2003 and did not determine that an impairment charge to earnings was required. As required by the accounting rules, the Company will perform a similar review each year or earlier if indicators of potential impairment exist. As of March 31, 2004, there were no indicators of impairment.

•	Inventory reserves and allowance for doubtful accounts. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations. The inventory reserves and allowance for doubtful accounts are deemed reasonable.

•	Valuation of deferred income taxes and income tax reserves. The Company is subject to taxation by federal, state and international jurisdictions. The Company reviews the balances on a quarterly basis and believes the balances are adequate.

Forward-Looking Statements

This Management’s Discussion and Analysis contains forward-looking statements that are based on current expectations, estimates and projections about the Company and the industries in which it operates. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

Liquidity and Capital Resources — Continued

Future Factors include the following:

•	substantial reliance on MECAR’s principal customers to continue to acquire products on a regular basis;

•	the cyclical nature of the Company’s military business;

•	rapid technological developments and changes and the Company’s ability to continue to introduce competitive new products and services on a timely, cost effective basis;

•	the ability of the Company to successfully continue to expand its business base;

•	the ability of the Company’s acquired businesses to mature and meet performance expectations;

•	the mix of products/services;

•	domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers;

•	changes in environmental and other domestic and foreign governmental regulations;

•	general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability;

•	the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions;

•	changes in government regulations;

•	liability and other claims asserted against us;

•	the ability to attract and retain qualified personnel; and

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times, and on the terms required to support the Company’s future business.

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

The Allied Defense Group, Inc.

March 31, 2004

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At March 31, 2004, Allied had $31 million of cash (including restricted cash). Assuming all the cash was available for investment, a 1% change in interest rates would impact interest income for the three months ended March 31, 2004 and 2003 by less than $0.1 million.

Approximately 89% and 72% of the Company’s revenue for the three months ended March 31, 2004 and 2003, respectively, was derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net earnings for the three months ended March 31, 2004 and 2003 by approximately $0.2 million and $0.5 million, respectively.

DISCLOSURE CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures

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

2.	Changes in internal controls

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

The Allied Defense Group, Inc.
PART II — OTHER INFORMATION
March 31, 2004

Item 6 Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On February 26, 2004, the Company filed a Form 8-K reporting its 2004 outlook from the Chief Executive Officer in a letter to shareholders.

On March 2, 2004, the Company filed a Form 8-K providing its financial results for the year ended December 31, 2003.

(b) Exhibit No.	Description of Exhibits
3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).

3.2	By-Laws (Incorporated by reference from Form 10-Q filed in August 2002).

3.3	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).

10.1	Employment Agreement between Allied and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001).

10.2	Employment Agreement between Allied and Charles A. Hasper (Incorporated by reference from Form 8-K filed in August 2001).

10.3	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).

10.4	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001 and April 2002).

10.5	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).

10.6	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).

10.7	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002).

10.8	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.9	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.10	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).

10.11	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002).

The Allied Defense Group, Inc.
PART II — OTHER INFORMATION
March 31, 2004

(b) Exhibit No.	Description of Exhibits
21	List of Subsidiaries

23	Consent of Independent Certified Public Accountants

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The Allied Defense Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

/s/ Charles A. Hasper
Date: May 10, 2004	Charles A. Hasper,
Chief Financial Officer and Treasurer