Form 10-Q
period 2004-06-30
ALLIED DEFENSE GROUP INC
filed 2004-08-09
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended June 30, 2004

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
          Yes ☒           No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2004: 5,558,446.

THE ALLIED DEFENSE GROUP, INC.
INDEX

		PAGE
		NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets June 30, 2004 and December 31, 2003	2
	Condensed Consolidated Statements of Earnings Three and six months ended June 30, 2004 and 2003	3
	Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2004 and 2003	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Market Risk Disclosure	27
Item 4.	Disclosure Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 6.	Exhibits and Reports on Form 8-K	29
	Signatures	31

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except per share data)

	June 30, 2004	December 31, 2003
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$22,100	$43,377
Restricted cash	10,864	15,937
Accounts receivable	31,576	29,321
Costs and accrued earnings on uncompleted contracts	86,461	68,414
Inventories	14,351	12,068
Deferred tax asset	1,707	1,016
Fair value of foreign exchange contracts	3,811	9,378
Prepaid and other current assets	9,191	4,880

Total current assets	180,061	184,391

PROPERTY, PLANT AND EQUIPMENT – net of accumulated depreciation	25,093	24,615
OTHER ASSETS
Intangibles, net of accumulated amortization	3,948	4,135
Goodwill	13,558	13,718
Other assets	525	378

	18,031	18,231

	$223,185	$227,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$10,901	$14,200
Current maturities of long-term debt	2,239	2,709
Convertible subordinated debenture, current, less unamortized discount	6,693	5,250
Accounts payable	43,074	53,284
Accrued liabilities	21,549	16,846
Customer deposits	9,159	4,938
Foreign exchange contracts	3,811	9,378
Income taxes	4,295	906

Total current liabilities	101,721	107,511
LONG-TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	6,057	4,902
Convertible subordinated debenture, less current maturities and unamortized discount	—	2,156
Deferred compensation	1,705	1,334
Deferred taxes	1,150	1,339

	8,912	9,731
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,558,446 in 2004 and 5,551,373 in 2003	556	555
Additional paid-in capital	26,096	25,891
Retained earnings	75,136	70,166
Accumulated other comprehensive income	10,764	13,383

	112,552	109,995

	$223,185	$227,237

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of Dollars, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$45,228	$42,723	$79,696	$85,380
Cost and expenses
Cost of sales	30,537	30,691	54,848	59,606
Selling and administrative	5,702	6,520	12,349	12,294
Research and development	1,816	906	3,377	1,757

Operating income	7,173	4,606	9,122	11,723
Other income (expense)
Interest income	93	131	195	228
Interest expense	(520)	(524)	(998)	(959)
Other-net	(85)	(348)	(434)	(320)

	(512)	(741)	(1,237)	(1,051)
Earnings before income taxes	6,661	3,865	7,885	10,672
Income tax expense	2,435	1,563	2,915	4,436

NET EARNINGS	$4,226	$2,302	$4,970	$6,236

Earnings per share
Basic	$.76	$.42	$.89	$1.14
Diluted	$.71	$.40	$.84	$1.08
Weighted average number of common shares:
Basic	5,555,509	5,487,919	5,553,454	5,483,546
Diluted	6,017,500	5,920,786	6,031,710	5,919,666

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six months ended June 30
	2004	2003
Cash flows from operating activities
Net earnings	$4,970	$6,236
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	2,295	1,810
Provision for estimated losses on contracts	242	438
Deferred taxes	(877)	144
Debenture issue costs and conversion feature	52	205
Deferred compensation	413	226
Common stock award	34	—
Changes in assets and liabilities
Accounts receivable	(2,887)	10,224
Costs and accrued earnings on uncompleted contracts	(21,129)	(1,742)
Inventories	(2,613)	(1,656)
Prepaid and other current assets	(5,377)	(6,437)
Accounts payable, accrued liabilities and customer deposits	1,424	105
Income taxes	3,474	1,513

Net cash provided by (used in) operating activities	(19,979)	11,066
Cash flows from investing activities
Capital expenditures	(3,476)	(3,023)

Net cash used in investing activities	(3,476)	(3,023)
Cash flows from financing activities
Principal payments on long-term borrowing	(2,190)	(1,166)
Proceeds from issuance of long-term debt	3,305	1,247
Net decrease in short-term borrowings	(2,812)	(153)
Proceeds from employee stock purchases	—	132
Option exercises	84	43
Restricted cash	4,580	(1,871)

Net cash provided by (used in) financing activities	2,967	(1,768)
Net increase (decrease) in cash and cash equivalents	(20,488)	6,275
Effects of exchange rate changes on cash and cash equivalents	(789)	918

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,277)	7,193
Cash and cash equivalents at beginning of year	43,377	14,876

Cash and cash equivalents at end of period	$22,100	$22,069

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$569	$635
Taxes	4,983	8,426
Supplemental Disclosures of Non-cash financing activities
Warrants issued in conjunction with senior secured credit facility	$68	$—

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s December 31, 2003, Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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
June 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 3 — DERIVATIVE FINANCIAL INSTRUMENTS

As of June 30, 2004 and December 31, 2003, futures contracts designated as fair value hedges with notional amounts of $58,550 and $50,000 were outstanding and the fair values of these contracts were $12,568 and $21,966, respectively. At June 30, 2004 and December 31, 2003, the total fair value was included in costs and accrued earnings on uncompleted contracts, and fair value of foreign exchange contracts. Deferred gains on fair value hedges related to multi-year sales contracts are included in accrued liabilities.

NOTE 4 — RESTRICTED CASH

MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreements used to provide these financial guarantees place restrictions on cash deposits and other liens on MECAR’s assets. The VSK Group has also pledged certain term deposits to secure outstanding bank guarantees. $8,739 and $15,812 at June 30, 2004 and December 31, 2003, respectively, was restricted or pledged as collateral for these agreements.

Restricted cash also included $2,000 at June 30, 2004 as a requirement of the senior secured facility which was completed on May 28, 2004.

Restricted cash also included $125 at June 30, 2004 and December 31, 2003, as a result of a deposit which was a requirement of the SeaSpace acquisition agreement. In 2002, the Company issued a $250 promissory note payable in equal installments on July 31, 2003 and 2004. Payment is subject to certain conditions being met as defined in the acquisition agreement.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2004 and December 31, 2003 are comprised as follows:

	2004	2003
Direct and indirect receivables from foreign governments	$19,269	$15,613
Commercial and other receivables, less allowance for doubtful receivables of $119 in 2004 and $115 in 2003	12,307	13,708

	$31,576	$29,321

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

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 6 — COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and accrued earnings on uncompleted contracts are recognized by MECAR, NS Microwave and SeaSpace for their fixed priced sales contracts in accordance with the percentage of completion method of accounting. Under this method, revenue is recognized as work progresses, based on the relationship between actual costs incurred during the period and total estimated cost to be incurred for the total contract. Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in cost of sales in the period in which the change is identified. The revenue recognized on the contracts in progress for the three and six months ended June 30, 2004 and 2003 were $41,253 and $74,092, and $41,724 and $82,726, respectively.

NOTE 7 – INVENTORIES

Inventories at June 30, 2004 and December 31, 2003 are comprised as follows:

	2004	2003
Raw materials	$11,824	$9,852
Work in process	1,231	1,017
Finished goods, less reserve for obsolescence of $212 in 2004 and $214 in 2003	1,296	1,199

	$14,351	$12,068

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

	June 30, 2004			December 31, 2003
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization:
Capitalized Software	$1,213	$367	$846	$1,179	$282	$897
Customer Lists	2,248	449	1,799	2,247	356	1,891
Patents	1,494	191	1,303	1,494	147	1,347

Total	$4,955	$1,007	$3,948	$4,920	$785	$4,135

Consolidated amortization expense related to intangible assets, excluding goodwill, for each of the three and six months ended June 30, 2004 and 2003 were $111 and $222.

Estimated future aggregate annual amortization for intangible assets is as follows:

Period	Amount
Six months ended December 31, 2004	$222
Year ended December 31, 2005	540
Year ended December 31, 2006	379
Year ended December 31, 2007	297
Year ended December 31, 2008	225
Thereafter	2,285

The $13,558 of goodwill at June 30, 2004 is comprised of $7,580 related to the Electronic Security Segment, $4,322 related to the Environmental Safety & Security Segment and $1,656 related to the Software, Training & Simulation Segment. The change in goodwill during the six-month period ended June 30, 2004 was due to the currency translation adjustment.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 9 – NOTES PAYABLE AND CREDIT FACILITY

Notes Payable – At June 30, 2004, MECAR had borrowed $10,827 under its lines of credit with its lenders. NS Microwave had a note of $74 for machinery and vehicles. At December 31, 2003 MECAR had borrowed $4,322 under its lines of credit with its lenders. In addition, MECAR borrowed $9,878 under a short-term loan which was secured by a receivable of $9,878. The weighted average interest rate for Notes Payable as of June 30, 2004 and December 31, 2003 was 3%.

Credit Facility – MECAR is obligated under an agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts as well as a line-of-credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. As of June 30, 2004 and December 31, 2003, guarantees and performance bonds of approximately $20,563 and $17,233 respectively, were outstanding.

Advances under the Agreement are secured by restricted cash at June 30, 2004 and December 31, 2003 of approximately $8,737 and $15,813, respectively. Amounts outstanding are also collateralized by a pledge of approximately $41,624 of MECAR’s net assets. The Agreement requires that MECAR maintain net worth and working capital covenants.

NOTE 10 — LONG-TERM DEBT

Long-term obligations consist of the following as of June 30, 2004 and December 31, 2003, respectively:

	June 30, 2004	December 31, 2003
Notes payable, less unamortized discount and debt issue costs	$1,103	$—
Mortgage loan agreements	279	908
Capital leases and other	6,914	6,703

	$8,296	$7,611
Less current maturities	2,239	2,709

	$6,057	$4,902

Notes payable. On May 28, 2004 the Company obtained a senior loan facility from an accredited lender under which the Company may borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. The facility allows the Company to make additional draws under the facility under certain conditions through November 28, 2005. All loans under the facility bear interest at the rate of 11.5% per year payable monthly. Principal is paid in sixty equal monthly payments commencing in late December 2005. The Company pays a fee on the unused portion of the facility. Warrants (exercisable at $0.01 per share) to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. Additional warrants (at the rate of 2,000 for each $1 million loan) will be issued with future loan advances. The facility includes certain financial and other covenants. The Company is currently in compliance with those covenants.

Mortgage loan agreements. The VSK Group is obligated on a mortgage on its building, which has a balance of approximately $279 at June 30, 2004. These mortgages are payable in annual installments of approximately $56 plus interest.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 10 — LONG-TERM DEBT — Continued

Capital leases and other. The Company and its subsidiaries are also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.5% to 8.0% and mature at various dates through 2009.

Scheduled annual maturities of long-term obligations as of June 30, 2004 are approximately as follows:

Year	Amount
2005	$2,239
2006	2,001
2007	1,556
2008	899
2009	498
Thereafter	1,103

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

Monthly principal payments, in the amount of $750, began on June 28, 2004 and continue for a period of ten (10) months or until March 28, 2005. The holder of the debenture may choose to convert all or a portion of the principal amount outstanding into shares of the Company’s common stock at any time before maturity. The right of the Company to sell and the holder’s right to purchase additional debentures expired in August 2003. The Company has registered the shares of common stock that could be issued in the event the holder elects to convert the debenture and exercise the warrants.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 12 — EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and June 30, 2003, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings	$4,226	$2,302	$4,970	$6,236
Interest on convertible debenture, net of taxes	46	90	123	179

Net earnings before interest on convertible debenture	$4,272	$2,392	$5,093	$6,415

Weighted average number of basic shares	5,555,509	5,487,919	5,553,454	5,483,546
Common stock equivalents	461,991	432,867	478,256	436,120

Weighted average number of diluted shares	6,017,500	5,920,786	6,031,710	5,919,666

Basic earning per share	$.76	$.42	$.89	$1.14

Diluted earnings per share	$.71	$.40	$.84	$1.08

NOTE 13 — COMPREHENSIVE INCOME

A summary of the components of Comprehensive Income for the three and six months ended June 30, 2004 and 2003, are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings	$4,226	$2,302	$4,970	$6,236
Currency translation adjustment	(614)	4,250	(2,619)	6,819

Comprehensive income	$3,612	$6,552	$2,351	$13,055

The currency translation adjustment for the three and six months ended June 30, 2004 resulted from the depreciation of the Euro during the respective periods. In contrast, the currency translation adjustment for the comparable periods in 2003 resulted from the appreciation of the Euro during those periods.

NOTE 14 — STOCK BASED COMPENSATION

The Company currently accounts for stock options using the intrinsic value method and is applying APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation costs for stock options is measured and recorded as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant. No compensation cost has been recognized for the granting of stock options to employees in the three and six months ended June 30, 2004 and 2003.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 14 — STOCK BASED COMPENSATION — Continued

The following table presents the pro forma decrease in income for the three and six months ended June 30, 2004 and 2003, that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Reported net earnings	$4,226	$2,302	$4,970	$6,236
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(165)	(120)	(331)	(241)

Pro forma net earnings	$4,061	$2,182	$4,639	$5,995

Basic earnings per share:
Reported earnings per share	$.76	$0.42	$.89	$1.14
Compensation costs, net of tax	(.03)	(.02)	(.06)	(.04)

Pro forma basic earnings per share	$.73	$0.40	$.83	$1.10

Diluted earnings per share:
Reported earnings per share	$.71	$0.40	$.84	$1.08
Compensation costs, net of tax	(.03)	(.02)	(.05)	(.04)

Pro forma diluted earnings per share	$.68	$0.38	$.79	$1.04

Options granted during the three and six months ended June 30, 2004 were 40,000. Options granted during the three and six months ended June 30, 2003 were 110,000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair value of each option at the date of grant for the three and six months ended June 30, 2004 was $7.59. The weighted-average fair value of each option at the date of grant for the three and six months ended June 30, 2003 was $6.50. The weighted average assumptions used in the model were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Risk free interest rate	2.86%	2.86%	2.86%	2.86%
Expected volatility rate	47.00%	47.00%	47.00%	47.00%
Expected lives — years	3	3	3	3
Divided yield	—	—	—	—

The weighted average assumptions were consistent between 2003 and 2004 and will be evaluated prior to the publication of the next Form 10-K. We do not believe that the factors used above have changed materially over the past twelve months. The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 15 — INDUSTRY SEGMENTS

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues from external customers
Ordnance & Manufacturing	$32,296	$33,319	$55,373	$65,986
Electronic Security	11,559	7,707	20,890	14,438
Environmental Safety & Security	1,223	1,509	3,247	3,815
Software, Training & Simulation	150	188	186	1,141

	$45,228	$42,723	$79,696	$85,380

Segment profit before taxes
Ordnance & Manufacturing	$5,667	$4,908	$6,947	$11,726
Electronic Security	2,237	(63)	3,057	(5)
Environmental Safety & Security	(1,046)	(345)	(1,182)	(337)
Software, Training & Simulation	(162)	(58)	(341)	109
Corporate and Other	(35)	(577)	(596)	(821)

	$6,661	$3,865	$7,885	$10,672

NOTE 16 – COMMITMENTS AND CONTINGENCIES

A suit has been filed against one of the VSK subsidiaries in the Belgian courts alleging a breach of a non-compete clause within a teaming agreement executed with a claimant in prior years. Management intends to vigorously defend this suit and believes that it has meritorious defense to the claim.

SeaSpace is in litigation with a former distributor concerning certain aspects of the termination of the distributor relationship. The former distributor has filed a preliminary injunction action in Japan concerning the termination. SeaSpace has filed an action for monetary damages in California and the former distributor has filed a similar action for monetary damages in Japan. The California court has recently ruled that the matter should be resolved in an international arbitration proceeding. Management continues to vigorously defend these matters and believes that it has a meritorious position.

NOTE 17 — RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements during the six months ended June 30, 2004 that would impact the Company’s financial reporting.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in those reports.

Overview

Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. Allied operates in four (4) segments:

•	Ordnance & Manufacturing segment consists of MECAR, located in Belgium, and MECAR USA, located in Marshall, TX. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will initially pursue contracts from U.S. and foreign governments for ammunition and pyrotechnics devices. MECAR USA is expected to be marginally operational in the fourth quarter of 2004.

•	Electronic Security segment consists of The VSK Group, located in Belgium, and NS Microwave, located in San Diego, CA. The VSK Group consists of VSK Electronics N.V. which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. which installs security systems; Intelligent Data Capturing Systems N.V. which manufacturers integrated video systems; and VIGITEC S.A. which installs networked video surveillance systems. NS Microwave designs, manufactures, distributes and services industrial and law enforcement surveillance products and systems.

•	Environmental Safety & Security segment consists of SeaSpace, located in San Diego, CA, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems .

•	Software, Training & Simulation segment consists of Titan Dynamics, located in Marshall, TX, which designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices.

Allied, the parent company, provides management services to its subsidiaries and has no operating activities. Allied earned net profits of $4,226 and $4,970 for the three and six months ended June 30, 2004, respectively, compared to net profits of $2,302 and $6,236 for the comparable periods of 2003.

Allied entered 2004 with substantial cash reserves and anticipates no liquidity concerns in 2004. Allied has secured a senior domestic lending facility for working capital and acquisitions.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Three Months Ended June 30, 2004 and 2003

The table below shows, for the three months ended June 30, 2004 and 2003, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Three months ended June 30,
	2004		2003
Revenue	$45,228	100.0%	$42,723	100.0%
Cost and expenses
Cost of sales	30,537	67.5	30,691	71.8
Selling and administrative	5,702	12.6	6,520	15.3
Research and development	1,816	4.0	906	2.1

Operating income	7,173	15.9	4,606	10.8
Other income (expense)
Interest income	93	0.2	131	0.3
Interest expense	(520)	(1.1)	(524)	(1.2)
Other – net	(85)	(0.2)	(348)	(0.8)

Earnings before income taxes	6,661	14.8	3,865	9.1
Income tax expense	2,435	5.4	1,563	3.7

Net earnings	$4,226	9.4%	$2,302	5.4%

Revenue. Allied had revenue of $45,228 in the three months ended June 30, 2004, which was 6% higher than its revenue in the same period of 2003. This increase was principally attributable to higher distribution sales and increased activities at the VSK Group and NS Microwave and the increase in the value of the Euro.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
		Percentage		Percentage
	Amount	of total	Amount	of total
Ordnance & Manufacturing	$32,296	71%	$33.319	78%
Electronic Security	11,559	26%	7,707	18%
Environmental Safety & Security	1,223	3%	1,509	4%
Software, Training & Simulation	150	—%	188	—%

	$45,228	100%	$42,723	100%

Ordnance & Manufacturing Segment revenue for the second quarter of 2004 decreased by 3% from the comparable 2003 period. The entire decrease occurred at MECAR as MECAR USA is not expected to be fully operational until the latter portion of 2004 or early 2005. The 2003 period was benefited by substantial activity under the approximately $130,000 Foreign Military Sales (FMS) contract which is in its final stages and did not provide as much revenue in the current period. While MECAR continues to meet the ammunition needs of its traditional customers, it is actively seeking to diversify its customer base.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Three Months Ended June 30, 2004 and 2003 - Continued

Electronic Security Segment revenue for the second quarter of 2004 increased by $3,852, or 50%, over the 2003 period due to increases at both NS Microwave and the VSK Group. Approximately $3,000 of the increase was from NS Microwave as it has begun to obtain long-awaited orders for its security products. A substantial portion of NS Microwave’s increased revenue was attributable to a U.S. government contract scheduled for completion in the third quarter of 2004. The increase at the VSK Group stemmed from the continued expansion of its distribution network in Europe, as well as its strong marketing and business development efforts.

Environmental Safety & Security Segment revenues for the second quarter of 2004 decreased by $286 from the comparable 2003 period. SeaSpace continues to suffer from increased competition by domestic and foreign competitors. Further, a substantial project initially forecast for the second quarter of 2004 has been delayed to the latter portion of 2004.

Software, Training & Simulation Segment revenues for the second quarter of 2004 decreased from the comparable 2003 period. Titan Dynamics’ sales of its Battle Effects Simulators (BES) continue to be depressed pending safety certifications expected in late 2004 or early 2005 from the U.S. Navy/Marine Corps and the U.S. Army. Accordingly, Titan Dynamics’ revenue is now largely comprised of cartridge sales for previously sold simulators.

Cost of Sales. Cost of sales as a percentage of sales for the three months ended June 30, 2004 was 68% compared with 72% for the same period in 2003.

Cost of Sales as Percentage of Sales by Segment

	Three months ended
	June 30
	2004	2003
Ordnance & Manufacturing	72%	76%
Electronic Security	56%	55%
Environmental Safety & Security	60%	71%
Software, Training & Simulation	67%	43%
Total	68%	72%

Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the three months ended June 30, 2004 decreased from the same period of 2003 due to more efficient production activity in 2004 as well as product mix. In the second quarter of 2004, MECAR worked on a research & development contract which had an unusually low cost of sales.

Electronic Security Segment cost of sales as a percentage of sales for the three months ended June 2004 increased over the same period in 2003 due to higher NS Microwave material costs associated with using new product components to fulfill customer requirements as well as replacing components which were discontinued by vendors. In contrast, the VSK Group had consistent cost of sales as a percentage of sales between 2003 and 2004 as it continues to experience production efficiencies while expanding its distribution channel throughout Europe.

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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Three Months Ended June 30, 2004 and 2003 - Continued

Software, Training & Simulation Segment cost of sales as a percentage of sales for the three months ended June 2004 increased over 2003 as a result of the change in product mix and higher labor costs. Direct labor as a percentage of sales was higher in 2004 because the cartridges are more labor intensive than BES systems and other products.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the three months ended June 30, 2004 was approximately 13% compared with 15% for the same period in 2003. This decrease stemmed from lower administrative costs at NS Microwave and Allied. In 2003, NS Microwave’s administrative costs were burdened with compensation charges associated with production personnel, which did not recur in 2004. Also in 2003, Allied’s administrative costs included the write-off of funding costs associated with a structured debt financing proposal, which did not recur in 2004. For the other business units, costs were greater in the second quarter of 2004 due primarily to increased compensation expenses for administrative personnel.

Research and Development. Research and development costs increased for the three months ended June 30, 2004 by 100% over 2003 levels. The increase was attributed to increased research being conducted at all the business units, except NS Microwave. Expenditures decreased at NS Microwave as the staff utilized for research and development efforts were assigned to production efforts during the quarter. This trend of increased research and development is expected to continue for the remainder of the year.

Interest Income. Interest income decreased for the three months ended June 30, 2004 by 29% from 2003 levels. The total dollar decrease was nominal and was primarily attributed to earnings on interest bearing cash accounts.

Interest Expense. Interest expense for the three months ended June 30, 2004 was materially consistent with 2003 levels.

Other-Net. Other-net primarily represents currency gains/losses, resulting from foreign currency transactions at MECAR and the VSK Group, as well as bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor. Other-net expense for the three months ended June 30, 2004 increased over the comparable 2003 period.

Pre-Tax Profit

Pre-Tax Profit (Loss) by Segment

	Three months ended
	June 30
	2004	2003
Ordnance & Manufacturing	$5,667	$4,908
Electronic Security	2,237	(63)
Environmental Safety & Security	(1,046)	(345)
Software, Training & Simulation	(162)	(58)
Corporate and other	(35)	(577)

	$6,661	$3,865

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Three Months Ended June 30, 2004 and 2003 - Continued

Ordnance & Manufacturing Segment pre-tax profit for the three months ended June 30, 2004 increased over the comparable period in 2003 principally due to services performed on a small research & development project which had a higher than normal profit margin. This contract has been substantially completed. MECAR’s profitability for 2004 is expected to be at lower levels than in prior years due to a lack of substantial high-margin contracts which benefited 2001-2003 results.

Electronic Security Segment pre-tax profit for the three months ended June 30, 2004 increased from the comparable period in 2003. Activity at the VSK Group was favorably impacted by increased sales to non-Belgian customers via the VSK Group’s distribution network and NS Microwave’s increased business, largely from one U.S. government contract.

Environmental Safety & Security Segment pre-tax loss resulted from increased competitive pressures, both at home and abroad, as well as increased development costs associated with new products expected to be available for sale before year-end and substantial legal expenses associated with an ongoing dispute with a former sales representative. SeaSpace has taken efforts to right-size its organization and reduce its cost of goods sold in light of the competitive environment.

Software, Training & Simulation Segment pre-tax loss in 2004 results from Titan Dynamics’ principal product lacking U.S. Government safety certification. Titan Dynamics anticipates receipt of Navy/Marine Corp certification in the fourth quarter of 2004.

Corporate and other Segment pre-tax loss for the three months ended June 30, 2004 decreased from the 2003 level due to reduced intercompany management fee adjustments and reduced taxes.

Income Taxes. The effective income tax rate in the three months ended June 30, 2004 was 37% compared to 42% in the same period of 2003. This decrease occurred at MECAR and the VSK Group. While the corporate tax rate in Belgium was reduced from 40.17% to 33.99% effective for tax years beginning January 1, 2003, the reduced tax rate did not take effect at MECAR and the VSK Group until the second half of 2003.

Net Earnings. The Company earned a $4,226 net profit for the three months ended June 30, 2004 compared with $2,302 net profit in the same periods of 2003. The increase in 2004 resulted principally from the activities at MECAR, NS Microwave and the VSK Group.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Six Months Ended June 30, 2004 and 2003

The table below shows, for the six months ended June 30, 2004 and 2003, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Six months ended June 30,
	2004		2003
Revenue	$79,696	100.0%	$85,380	100.0%
Cost and expenses
Cost of sales	54,848	68.8	59,606	69.8
Selling and administrative	12,349	15.5	12,294	14.4
Research and development	3,377	4.2	1,757	2.1

Operating income	9,122	11.5	11,723	13.7
Other income (expense)
Interest income	195	0.3	228	0.3
Interest expense	(998)	(1.3)	(959)	(1.1)
Other – net	(434)	(0.6)	(320)	(0.4)

Earnings before income taxes	7,885	9.9	10,672	12.5
Income tax expense	2,915	3.7	4,436	5.2

Net earnings	$4,970	6.2%	$6,236	7.3%

Revenue.

Allied had revenue of $79,696 in the six months ended June 30, 2004, which was 7% lower than its revenue in the same period of 2003. This decrease was principally attributable to reduced production activities at MECAR.

	Revenue by Segment
	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003
		Percentage		Percentage
	Amount	of total	Amount	of total
Ordnance & Manufacturing	$55,373	69%	$65,986	77%
Electronic Security	20,890	26%	14,438	17%
Environmental Safety & Security	3,247	5%	3,815	5%
Software, Training & Simulation	186	—%	1,141	1%

	$79,696	100%	$85,380	100%

Ordnance & Manufacturing Segment revenue for the six months ended June 30, 2004 decreased by 16% from the comparable period in 2003. The decrease was the result of reduced activity on the large FMS contract received in February 2002 and production delays encountered during the first quarter of 2004.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Electronic Security Segment revenue for the six months ended June 30, 2004 increased by $6,452 over the comparable period in 2003. The VSK Group and NS Microwave contributed $2,547 and $3,905 to this increase, respectively. The increase at the VSK Group is principally the result of continued expansion of its export sales via its European distribution network. NS Microwave’s business has improved due to receipt of some substantial orders in late 2003 and in the first half of 2004.

Environmental Safety & Security Segment revenues for the six months ended June 30, 2004 decreased by $568 from the comparable period in 2003 as a result of increased competition and delayed projects as noted above.

Software, Training & Simulation Segment revenues for the six month ended June 30, 2004 decreased by $955 from the comparable period in 2003 due to reduced simulator sales.

Cost of Sales. Cost of sales as a percentage of sales for the six month periods ended June 30, 2004, was 69% compared with 70% for the same period in 2003.

Cost of Sales as Percentage of Sales by Segment

	Six months ended
	June 30
	2004	2003
Ordnance & Manufacturing	74%	74%
Electronic Security	57%	55%
Environmental Safety & Security	58%	65%
Software, Training & Simulation	67%	59%
Total	69%	70%

Ordnance & Manufacturing Segment cost of sales as a percentage of sales was consistent between the six months ended June 30, 2004 and 2003.

Electronic Security Segment cost of sales as a percentage of sales for the six months ended June 2004 increased over the same period of 2003 due to the higher NS Microwave material costs as noted above.

Environmental Safety & Security Segment cost of sales as a percentage of sales decreased from 2003 as a result of the change in product mix and streamlined labor costs

Software, Training & Simulation Segment cost of sales as a percentage of sales for the six months ended June 30, 2004 increased over 2003 as a result of the change in product mix and higher labor costs

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the six months ended June 30, 2004 was approximately 16% compared with 14% for the same period in 2003. This resulted from higher costs at MECAR, the VSK Group and SeaSpace for increased compensation expenses for administrative personnel, offset by decreased costs at NS Microwave and Allied.

Research and Development. Research and development costs increased for the six months ended June 30, 2004 by 92% over 2003 levels. This trend of increased research and development is expected to continue for the remainder of the year.

Interest Income. Interest income decreased for the six months ended June 30, 2004 by 14% from 2003 levels. The total dollar decrease was nominal and was primarily attributed to earnings on interest bearing cash accounts.

Interest Expense. Interest expense increased for the six months ended June 30, 2004 by 4% over 2003 levels. The increase was primarily due to the total increase in long-term obligations.

Other-Net. Other-net primarily represents currency gains/losses, resulting from foreign currency transactions at MECAR and the VSK Group, as well as bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor. Other-net expense for the six months ended June 30, 2004 increased over the comparable period of 2003 from currency losses in 2004 on MECAR’s U.S. bank accounts.

Pre-Tax Profit

Pre-Tax Profit (Loss) by Segment

	Six months ended
	June 30
	2004	2003
Ordnance & Manufacturing	$6,946	$11,726
Electronic Security	3,057	(5)
Environmental Safety & Security	(1,182)	(337)
Software, Training & Simulation	(341)	109
Corporate and other	(595)	(821)

	$7,885	$10,672

Ordnance & Manufacturing Segment pre-tax profit for the first half of 2004 decreased from 2003 levels due to reduced work on the FMS contract.

Electronic Security Segment pre-tax profit for the period ended June 30, 2004 increased over 2003 levels due to increased business and increased margins at both the VSK Group and NS Microwave.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Environmental Safety & Security Segment pre-tax loss for the six months period ended June 30, 2004 increased over the 2003 loss due to competitive pressures, increased development costs and higher legal expenses.

Software, Training & Simulation Segment pre-tax loss for the period ended June 30, 2004 resulted from reduced business awaiting necessary safety certifications.

Corporate and other Segment pre-tax loss for the six months ended June 30, 2004 was less than the comparable 2003 period due to reduced taxes.

Income Taxes. The effective income tax rate in the first six months of 2004 was 37% compared to 42% in the same period of 2003. This decrease occurred at MECAR and the VSK Group. While the corporate tax rate in Belgium was reduced from 40.17% to 33.99% effective for tax years beginning January 1, 2003, the reduced tax rate did not take effect at MECAR and the VSK Group until the second half of 2003.

Net Earnings. The Company earned a $4,970 net profit for the six months ended June 30, 2004 compared with $6,236 net profit in the same periods of 2003. The decrease in 2004 resulted from the activities at MECAR, SeaSpace and Titan Dynamics.

Backlog. As of June 30, 2004, the Company’s backlog was $88,620 compared to $115,416 at December 31, 2003, and $140,843 at June 30, 2003. The June 30, 2004 and December 31, 2003 amounts included unfunded portion of approximately $9,700 from an indefinite delivery, indefinite quantity (IDIQ) federal contract.

	Backlog by Segment
	June 30, 2004		June 30, 2003
		Percentage		Percentage
	Amount	of total	Amount	Of total
Ordnance & Manufacturing	$63,408	72%	$127,028	90%
Electronic Security	23,029	26	12,281	9
Environmental Safety & Security	1,630	2	1,452	1
Software, Training & Simulation	553	—	82	—

	$88,620	100%	$140,843	100%

The decrease in backlog is primarily the result of MECAR’s work on the approximately $130,000 FMS multi-year contract awarded in February 2002. The backlog associated with this particular contract will continue to decrease in accordance with the delivery terms of the award. MECAR has undertaken a customer diversification effort in the past few years, which continues to be productive in 2004. In addition to meeting the ammunition needs of its traditional customers, MECAR has gained new customers which have contributed to a majority of its new orders for 2004. Electronic Security backlog increased from new contracts received at the VSK Group and NS Microwave. Electronic Security backlog includes an unfunded portion of approximately $9,700 from an IDIQ federal contract.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Liquidity and Capital Resources

Balance Sheet

The Company’s June 30, 2004 condensed consolidated balance sheet was affected by the value of the Euro. All European values were converted at the June 30, 2004 and December 31, 2003 conversion ratios of 1.2085 and 1.2557, respectively.

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $78,340 at June 30, 2004, which is an increase of $1,460 from the December 31, 2003, level. Working capital remains strong due to profitable operations.

Cash at June 30, 2004 decreased by $21,277 from December 31, 2003 as substantial cash was expended in the first half of 2004 to repay current liabilities including MECAR’s short-term borrowings. Restricted cash decreased by $5,073 in the first half of 2004 due to completion of certain contracts at MECAR.

Accounts receivable at June 30, 2004 increased by $2,255, or 8% from December 31, 2003, due to higher sales in the second quarter 2004 versus the second quarter 2003. Costs and accrued earnings on uncompleted contracts increased by $18,047 from year-end 2003 primarily as a result of continued work on MECAR contracts. Inventories increased $2,283 primarily from higher raw material purchases. The inventory buildup will give the subsidiaries the ability to deliver products with the shortest possible lead times. Fair value of foreign exchange contracts was $3,811 at June 30, 2004, compared to $9,378 at December 31, 2003. MECAR uses foreign currency hedge contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers.

Prepaid and other current assets increased $4,311 primarily from costs on MECAR’s hedge contract agreements.

Property, Plant & Equipment, net of accumulated depreciation, increased primarily from equipment purchases at the business units during the first six months of 2004. Intangibles decreased primarily from the amortization of capitalized software, customer lists and patents. Goodwill decreased solely from the currency translation adjustment.

Notes Payable decreased $3,299 from December 31, 2003 as a result of MECAR paying off a short-term loan. During the first six months of 2004, MECAR used its cash from operations for working capital needs. Accounts payable decreased $10,210 as a result of lower production costs, primarily at MECAR, for the six months ended June 30, 2004 compared to the six months ended December 2003. In contrast, accrued liabilities increased $4,703 due primarily to the costs associated with deferred gains related to forward exchange contracts at MECAR. MECAR entered into new foreign exchange contracts during 2004. Customer deposits increased $4,221 primarily at MECAR as a result of shipments during the period and other new contracts in 2004 requiring deposits. Income taxes increased $3,389 due to the tax provisions at MECAR and the VSK Group, offset by the tax benefits at NS Microwave, SeaSpace, Titan Dynamics and Corporate.

Convertible-subordinated debenture, current and long-term, was materially unchanged between June 30, 2004, and December 31, 2003. The Company has commenced repayment of the debenture. Monthly payments will continue through March 2005.

Stockholders’ equity as of June 30, 2004, was negatively affected by the reduction in the value of the Euro versus the U.S. dollar during the first six months of 2004, resulting in a decrease in accumulated other comprehensive income by $2,619. The Euro depreciated by approximately 4% since the beginning of the year.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Liquidity and Capital Resources – Continued

Cash Flows

The table below provides the cash flow statement data for the periods presented.

	Six months ended June 30
	2004	2003
Net cash provided by (used in) operating activities	$(19,979)	$11,066
Net cash used in investing activities	(3,476)	(3,023)
Net cash used in financing activities	2,967	(1,768)

Operating Activities. The Company used $19,979 of cash in its operating activities during the six months ended June 30, 2004 whereas it generated $11,066 of cash during the same period of 2003. This is attributed primarily to reduction in earnings for the six months ended June 2004 and increase in costs and accrued earnings on uncompleted contracts. Cash paid for interest was $569 and $635, for the six months ended June 30, 2004 and 2003, respectively. Cash paid for income taxes was $4,983 and $8,426 for the six months ended June 30, 2004 and 2003, respectively, and includes federal, international and state taxes.

Investing Activities. Net cash used in investing activities increased by 15% between the two periods. This stemmed from higher capital expenditures for production equipment and leasehold improvements at the Belgian business units. The Company anticipates that cash generated from operations will be sufficient to support any further capital expenditures over the remainder of the year. Future expenditures for the remainder of the year will be primarily incurred for machinery and equipment.

Financing Activities. The Company generated $2,967 of cash from its financing activities during the six months ended June 30, 2004 whereas it used $1,768 of cash during the same period of 2003. This stemmed from proceeds of long-term debt, in particular the senior secured facility, as well as a reduction in restricted cash. This was offset by payment of short-term borrowings, which primarily pertained to MECAR operations.

Allied. The parent company continues to operate based on fees and dividends received from its subsidiaries. In the second quarter of 2004, Allied has made cash infusions to NS Microwave, Titan Dynamics and SeaSpace to support working capital requirements. On May 28, 2004 the Company obtained a senior loan facility under which the Company may borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. The facility allows the Company to make additional draws under the facility under certain conditions through November 28, 2005. All loans under the facility bear interest at the rate of 11.5% per year payable monthly. Principal is paid in sixty equal monthly payments commencing in late December 2005. The Company pays a fee on the unused portion of the facility. Warrants (exercisable at $0.01 per share) to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. Additional warrants (at the rate of 2,000 for each $1 million loan) will be issued with future loan advances. The facility includes certain financial and other covenants. The Company is currently in compliance with those covenants.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Liquidity and Capital Resources – Continued

MECAR. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of June 30, 2004, MECAR was in compliance with both of these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.

VSK Group. The VSK Group operated solely from cash generated from business operations. The VSK Group is obligated on several mortgages and other long-term obligations.

Other Subsidiaries. NS Microwave, Titan Dynamics and SeaSpace operated from cash generated from operations and cash infusions by Allied.

Stock Repurchases. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2004 and does not anticipate repurchasing shares of Company stock during the remainder of 2004.

Future Liquidity. The Company is exploring additional financing in light of its repayment of the convertible debenture. At times, the Company has utilized the services of an Investment Banker in an attempt to secure appropriate financing.

Funds for the build-out of the initial MECAR USA infrastructure are being provided by the Marshall Economic Development Corporation of Marshall, Texas. This is a state funded organization with the initial proceeds directed at creating roads and a manufacturing plant on the grounds.

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

Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2004, we are not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have never been any such demands.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Critical Accounting Policies

Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 7 of the Form 10-K for the year ended December 31, 2003, and are outlined below:

•	Revenue recognition via the percentage of completion method. The percentage of completion method is used by MECAR, NS Microwave and SeaSpace for their fixed price sales contracts. Approximately 91% and 93%, and 98% and 97%, of condensed consolidated revenue was recognized under the percentage of completion method during the three and six months ended June 30, 2004 and 2003, respectively.

•	Goodwill and intangible asset valuation. The Company completed a goodwill impairment analysis in the fourth quarter of 2003 and did not determine that an impairment charge to earnings was required. As required by the accounting rules, the Company will perform a similar review each year or earlier if indicators of potential impairment exist. As of June 30, 2004, there were no indicators of impairment.

•	Inventory reserves and allowance for doubtful accounts. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations. The inventory reserves and allowance for doubtful accounts are deemed reasonable.

•	Valuation of deferred income taxes and income tax reserves. The Company is subject to taxation by federal, state and international jurisdictions. The Company reviews the balances on a quarterly basis and believes the balances are adequate.

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
June 30, 2004
(Thousands of Dollars)
(Unaudited)

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

The Allied Defense Group, Inc.

June 30, 2004

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At June 30, 2004, Allied had $33 million of cash (including restricted cash). Assuming all the cash was available for investment, a 1% change in interest rates would impact interest income for the three and six months ended June 30, 2004 and 2003 by $0.08 million and $0.16 million, respectively.

Approximately 89% and 92% of the Company’s revenue for the six months ended June 30, 2004 and 2003, respectively, were derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net earnings for the three and six months ended June 30, 2004 and 2003 by approximately $0.46 million and $0.64 million and $0.40 million and $0.88 million, respectively.

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

The Allied Defense Group, Inc.
PART II — OTHER INFORMATION
June 30, 2004

Item 1 Legal Proceedings

See Note 16 to the Condensed Consolidated Financial Statements.

Item 4 Submission of Matters to a Vote of Security Holders

On June 4, 2004, the Company held its annual meeting of shareholders.

The Company’s shareholders re-elected J. H. Binford Peay, III, John G. Meyer, Jr., J.R. Sculley, Clifford C. Christ, Harry H. Warner, Ronald H. Griffith and Gilbert F. Decker as members of the Board of Directors of the Company.

The following votes were cast in connection with the election of directors:

Nominee	In Favor	Withheld
J. H. Binford Peay, III	4,697,196	215,752
John G. Meyer, Jr.	4,696,906	216,042
Clifford C. Christ	4,809,382	103,566
Ronald H. Griffith	4,819,358	93,590
J. R. Sculley	4,690,270	222,678
Harry H. Warner	4,818,806	94,142
Gilbert F. Decker	4,817,806	95,142

The Company’s shareholders ratified the appointment of Grant Thornton LLP as the Company’s independent auditors for 2004. The following votes were cast in connection with such ratification:

For	Against	Abstain
4,868,813	36,758	7,377

The Allied Defense Group, Inc.
PART II — OTHER INFORMATION
June 30, 2004

Item 6 Exhibits and Reports on Form 8-K

(a)	Reports on Form 8-K

On April 30, 2004, the Company filed a Form 8-K reporting execution and delivery of a new employment agreement with Wayne F. C. Hosking, Jr., the Company’s Vice President for Corporate Strategic Development.

On May 5, 2004, the Company filed a Form 8-K providing its financial results for the year ended March 31, 2004.

On June 2, 2004, the Company filed a Form 8-K reporting its senior secured financing facility.

(b) Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).

3.2	Amended and Restated By-Laws

3.3	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).

10.1	Employment Agreement between Allied and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001).

10.2	Employment Agreement letter amendments between Allied and John G. Meyer, Jr.

10.3	Employment Agreement between Allied and Charles A. Hasper (Incorporated by reference from Form 8-K filed in August 2001).

10.4	Employment Agreement letter amendment between Allied and Charles A. Hasper.

10.5	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).

10.6	Employment Agreement letter amendment between Allied and Monte L. Pickens.

10.7	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).

10.8	Employment Agreement between Allied and John J. Marcello

10.9	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001 and April 2002).

10.10	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).

10.11	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).

10.12	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002).

The Allied Defense Group, Inc.
PART II — OTHER INFORMATION
June 30, 2004

(b) Exhibit No.	Description of Exhibits

10.13	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.14	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.15	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).

10.16	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002).

10.17	Deferred Compensation Plan for Non-Employee Directors.

10.18	Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries (Incorporated by reference from Form 8-K filed in June 2004).

21	List of Subsidiaries (Incorporated by reference from Form 10-K filed in March 2004)

23	Consent of Independent Certified Public Accountants (Incorporated by reference from Form 10-K filed in March 2004)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The Allied Defense Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

/s/ Charles A. Hasper

Date: August 9, 2004	Charles A. Hasper, Chief Financial Officer and Treasurer