Form 10-Q
period 2004-09-30
ALLIED DEFENSE GROUP INC
filed 2004-11-09
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 2004

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

          Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2004: 5,599,617.

THE ALLIED DEFENSE GROUP, INC.

INDEX

		PAGE
		NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets September 30, 2004 and December 31, 2003	2
	Condensed Consolidated Statements of Earnings Three and nine months ended September 30, 2004 and 2003	3
	Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2004 and 2003	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Market Risk Disclosure	27
Item 4.	Disclosure Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 6.	Exhibits	28
	Signatures	30

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except per share data)

	September 30, 2004	December 31, 2003
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,545	$43,377
Restricted cash	10,928	15,937
Accounts receivable	39,229	29,321
Costs and accrued earnings on uncompleted contracts	67,825	68,414
Inventories	15,519	12,068
Deferred tax asset	1,990	1,016
Fair value of foreign exchange contracts	5,249	9,378
Prepaid and other current assets	8,479	4,880

Total current assets	169,764	184,391

PROPERTY, PLANT AND EQUIPMENT – net of accumulated depreciation	25,844	24,615
OTHER ASSETS
Intangibles, net of accumulated amortization	3,864	4,135
Goodwill	14,226	13,718
Other assets	522	378

	18,612	18,231

	$214,220	$227,237

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable	$11,688	$14,200
Current maturities of long-term debt	2,253	2,709
Convertible subordinated debenture, current, less unamortized discount	4,462	5,250
Accounts payable	40,050	53,284
Accrued liabilities	15,159	16,846
Customer deposits	8,465	4,938
Foreign exchange contracts	5,249	9,378
Income taxes	4,357	906

Total current liabilities	91,683	107,511
LONG-TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	5,791	4,902
Convertible subordinated debenture, less current maturities and unamortized discount	—	2,156
Deferred compensation	1,479	1,334
Deferred taxes	393	1,339

	7,663	9,731
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding 5,599,617 in 2004 and 5,551,373 in 2003	560	555
Additional paid-in capital	26,568	25,891
Retained earnings	75,318	70,166
Accumulated other comprehensive income	12,428	13,383

	114,874	109,995

	$214,220	$227,237

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of Dollars, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$37,142	$34,871	$116,837	$120,251
Cost and expenses
Cost of sales	28,062	26,972	82,909	86,578
Selling and administrative	6,010	5,259	18,358	17,553
Research and development	2,031	1,545	5,408	3,302

Operating income	1,039	1,095	10,162	12,818
Other income (expense)
Interest income	140	123	334	351
Interest expense	(717)	(547)	(1,715)	(1,506)
Other-net	(474)	(46)	(908)	(366)

	(1,051)	(470)	(2,289)	(1,521)
Earnings before income taxes	(12)	625	7,873	11,297
Income tax (benefit) expense	(194)	(238)	2,721	4,198

NET EARNINGS	$182	$863	$5,152	$7,099

Earnings per share
Basic	$.03	$.16	$.93	$1.29
Diluted	$.03	$.16	$.89	$1.23
Weighted average number of common shares:
Basic	5,565,871	5,504,106	5,557,623	5,490,475
Diluted	5,966,973	6,001,239	6,009,857	5,984,933

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine months ended September 30
	2004	2003
Cash flows from operating activities
Net earnings	$5,152	$7,099
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	3,485	2,855
Provision for estimated losses on contracts	171	45
Deferred taxes	(1,918)	118
Debt issue costs	115	224
Deferred compensation	159	340
Common stock award	106	111
Changes in assets and liabilities
Accounts receivable	(10,106)	14,852
Costs and accrued earnings on uncompleted contracts	(631)	(24,599)
Inventories	(3,576)	(2,410)
Prepaid and other current assets	(4,267)	(6,359)
Accounts payable, accrued liabilities and customer deposits	(10,215)	20,004
Income taxes	3,221	1,048

Net cash provided by (used in) operating activities	(18,304)	13,328
Cash flows from investing activities
Capital expenditures	(4,807)	(4,454)
Acquisitions	(525)	—

Net cash used in investing activities	(5,332)	(4,454)
Cash flows from financing activities
Principal payments on long-term borrowing	(5,072)	(1,650)
Proceeds from issuance of long-term debt	3,497	1,517
Net increase (decrease) in short-term borrowings	(2,245)	1,507
Proceeds from employee stock purchases	233	142
Option exercises	255	131
Restricted cash	4,686	(1,769)

Net cash provided by (used in) financing activities	1,354	(122)
Net increase (decrease) in cash and cash equivalents	(22,282)	8,752
Effects of exchange rate changes on cash and cash equivalents	(550)	1,277

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,832)	10,029
Cash and cash equivalents at beginning of year	43,377	14,876

Cash and cash equivalents at end of period	$20,545	$24,905

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$980	$896
Taxes	6,170	8,957
Supplemental Disclosures of Non-cash financing activities
Warrants issued in conjunction with senior secured credit facility	68	—

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s December 31, 2003, Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (“MECAR”), Sedachim S.I. S.A., Hendrickx S.A., and the VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Télé Technique Générale S.A., Intelligent Data Capturing Systems (IDCS) N.V., VIGITEC S.A. and Control Monitor Systems.

The Company operates in four (4) segments, which are outlined below:

•	Ordnance & Manufacturing segment consists of MECAR and MECAR USA. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will initially pursue contracts from the U.S. government and others for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in early 2005.

•	Electronic Security segment consists of The VSK Group and NS Microwave. VSK Electronics N.V. manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. installs security systems; Intelligent Data Capturing Systems N.V. manufacturers integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and Control Monitor Systems manufactures access control systems. NS Microwave designs, manufactures, distributes and services industrial and law enforcement security products and systems.

•	Environmental Safety & Security segment consists of SeaSpace, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems.

•	Software, Training & Simulation segment consists of Titan Dynamics, which designs, manufactures and sells battlefield effects simulators.

Allied, the parent company, provides management services to its subsidiaries and has no operating activities. Significant intercompany transactions have been eliminated in consolidation.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 3 — ACQUISITION

On August 1, 2004, the VSK Group acquired all the common stock of Control Monitor Systems in a transaction accounted for as a purchase. This acquisition was undertaken to provide the Company with a position in a high-growth segment of the North American Electronic Security market. The cost of acquisition was $400. The results of Control Monitor Systems have been consolidated since its acquisition on August 1, 2004. The acquired identifiable intangible asset in this transaction was a Customer List, which had a fair value of $50 and an indefinite life. Goodwill arising from this transaction was $449 and is not deductible for tax purposes.

NOTE 4 — DERIVATIVE FINANCIAL INSTRUMENTS

As of September 30, 2004 and December 31, 2003, futures contracts designated as fair value hedges with notional amounts of $50,200 and $50,000 were outstanding and the fair values of these contracts were $13,891 and $21,966, respectively. At September 30, 2004 and December 31, 2003, the total fair value was included in the following balance accounts:

	2004	2003
Costs and accrued earnings on uncompleted contracts	$8,642	$12,588
Fair value of foreign exchange contracts	5,249	9,378

	$13,891	$21,966

Deferred gains on fair value hedges related to multi-year sales contracts are included in accrued liabilities.

NOTE 5 — RESTRICTED CASH

MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreements used to provide these financial guarantees place restrictions on cash deposits and other liens on MECAR’s assets. $8,928 and $15,812 at September 30, 2004 and December 31, 2003, respectively, was restricted or pledged as collateral for these agreements.

Restricted cash also included $2,000 at September 30, 2004 as a requirement of the senior secured facility which was completed on May 28, 2004.

Restricted cash also included $125 at December 31, 2003, as a result of a deposit which was a requirement of the SeaSpace acquisition agreement. In 2002, the Company issued a $250 promissory note which was paid in equal installments on July 31, 2003 and 2004. The payments were subject to certain conditions being met as defined in the acquisition agreement.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 6 — ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2004 and December 31, 2003 are comprised as follows:

	2004	2003
Direct and indirect receivables from foreign governments	$19,230	$15,613
Commercial and other receivables, less allowance for doubtful receivables of $120 in 2004 and $115 in 2003	19,999	13,708

	$39,229	$29,321

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

NOTE 7 — COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and accrued earnings on uncompleted contracts are recognized by MECAR, NS Microwave and SeaSpace for their fixed priced sales contracts in accordance with the percentage of completion method of accounting. Under this method, revenue is recognized as work progresses, based on the relationship between actual costs incurred during the period and total estimated cost to be incurred for the total contract. Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in cost of sales in the period in which the change is identified. The revenue recognized on the contracts in progress for the three and nine months ended September 30, 2004 and 2003 were $30,353 and $94,390, and $28,319 and $99,632, respectively.

NOTE 8 — INVENTORIES

Inventories at September 30, 2004 and December 31, 2003 are comprised as follows:

	2004	2003
Raw materials	$13,465	$9,852
Work in process	819	1,017
Finished goods, less reserve for obsolescence of $213 in 2004 and $214 in 2003	1,235	1,199

	$15,519	$12,068

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 9 — INTANGIBLE ASSETS AND GOODWILL

	September 30, 2004			December 31, 2003
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization:
Capitalized Software	$1,191	$411	$780	$1,179	$282	$897
Customer Lists	2,297	494	1,803	2,247	356	1,891
Patents	1,494	213	1,281	1,494	147	1,347

Total	$4,982	$1,118	$3,864	$4,920	$785	$4,135

Consolidated amortization expense related to intangible assets, excluding goodwill, for each of the three and nine months ended September 30, 2004 and 2003 were $111 and $334. Estimated future aggregate annual amortization for intangible assets is as follows:

Period	Amount
Three months ended December 31, 2004	$111
Year ended December 31, 2005	540
Year ended December 31, 2006	379
Year ended December 31, 2007	297
Year ended December 31, 2008	225
Thereafter	2,285

The $14,226 of goodwill at September 30, 2004 is comprised of $8,123 related to the Electronic Security Segment, $4,447 related to the Environmental Safety & Security Segment and $1,656 related to the Software, Training & Simulation Segment. The change in goodwill during the nine month period ended September 30, 2004 was due to the acquisition of Control Monitor Systems on August 1, 2004 ($449), final payment of the promissory note to SeaSpace according to the acquisition agreement ($125), offset by the currency translation adjustment ($66).

NOTE 10 — NOTES PAYABLE AND CREDIT FACILITY

Notes Payable – At September 30, 2004, MECAR had borrowed $11,624 under its lines of credit with its lenders. NS Microwave had a note of $64 for machinery and vehicles. At December 31, 2003, MECAR had borrowed $4,322 under its lines of credit with its lenders. In addition, MECAR borrowed $9,878 under a short-term loan which was secured by a receivable of $9,878. The weighted average interest rate for Notes Payable as of September 30, 2004 and December 31, 2003 was 3%.

Credit Facility – MECAR is obligated under an agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts as well as a line-of-credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. As of September 30, 2004 and December 31, 2003, guarantees and performance bonds of approximately $22,186 and $17,233 respectively, were outstanding.

Advances under the Agreement are secured by restricted cash at September 30, 2004 and December 31, 2003 of approximately $8,928 and $15,812, respectively. Amounts outstanding are also collateralized by a pledge of approximately $42,472 of MECAR’s net assets. The Agreement requires that MECAR maintain net worth and working capital covenants.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 11 — LONG-TERM DEBT

Long-term obligations consist of the following as of September 30, 2004 and December 31, 2003, respectively:

	2004	2003
Notes payable, less unamortized discount and debt issue costs	$1,147	$—
Mortgage loan agreements	271	908
Capital leases and other	6.625	6,703

Total Long-Term Debt	$8,043	$7,611
Less current maturities	2,253	2,709

Long-Term Debt, less current maturities and unamortized discount	$5,791	$4,902

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

Mortgage loan agreements. The VSK Group is obligated on a mortgage on its building, which has a balance of approximately $271 at September 30, 2004. The mortgage is payable in annual installments of approximately $54 plus interest.

Capital leases and other. The Company and its subsidiaries are also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.5% to 8.0% and mature at various dates through 2009.

Scheduled annual maturities of long-term obligations as of September 30, 2004 are approximately as follows:

Year	Amount
2005	$2,253
2006	1,990
2007	1,492
2008	748
2009	246
Thereafter	1,314

NOTE 12 — CONVERTIBLE SUBORDINATED DEBENTURE

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

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 12 — CONVERTIBLE SUBORDINATED DEBENTURE — Continued

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

NOTE 13 — EARNINGS PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and September 30, 2003, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings	$182	$863	$5,152	$7,099
Interest on convertible debenture, net of taxes	0	91	194	269

Net earnings before interest on convertible debenture	$182	$954	$5,346	$7,368

Weighted average number of basic shares	5,565,871	5,504,106	5,557,623	5,490,475
Common stock equivalents	401,102	497,133	452,234	494,458

Weighted average number of diluted shares	5,966,973	6,001,239	6,009,857	5,984,933

Basic earning per share	$.03	$.16	$.93	$1.29

Diluted earnings per share	$.03	$.16	$.89	$1.23

NOTE 14 — COMPREHENSIVE INCOME

A summary of the components of Comprehensive Income for the three and nine months ended September 30, 2004 and 2003 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings	$182	$863	$5,152	$7,099
Currency translation adjustment	1,664	895	(955)	7,714

Comprehensive income	$1,846	$1,758	$4,197	$14,813

The currency translation adjustment for the three months ended September 2004 and the three and nine months ended September 2003 resulted from the appreciation of the Euro during the respective periods. In contrast, the currency translation adjustment for the nine months ended September 2004 resulted from the depreciation of the Euro during that period.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 15 — STOCK BASED COMPENSATION

The Company currently accounts for stock options using the intrinsic value method and is applying APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation costs for stock options is measured and recorded as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant. No compensation cost has been recognized for the granting of stock options to employees in the three and nine months ended September 30, 2004 and 2003.

The following table presents the pro forma decrease in income for the three and nine months ended September 30, 2004 and 2003, that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Reported net earnings	$182	$863	$5,152	$7,099
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(158)	(118)	(473)	(353)

Pro forma net earnings	$24	$745	$4,679	$6,746

Basic earnings per share:
Reported earnings per share	$.03	$.16	$.93	$1.29
Compensation costs, net of tax	(.03)	(.02)	(.09)	(.06)

Pro forma basic earnings per share	$0	$.14	$.84	$1.23

Diluted earnings per share:
Reported earnings per share	$.03	$.16	$.89	$1.23
Compensation costs, net of tax	(.03)	(.02)	(.08)	(.06)

Pro forma diluted earnings per share	$0	$.14	$.81	$1.17

Options granted during the three and nine months ended September 30, 2004 were 0 and 40,000, respectively. Options granted during the three and nine months ended September 30, 2003 were 39,000 and 149,000, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair value of each option at the date of grant for the three and nine months ended September 30, 2004 was $0 and $7.59, respectively. The weighted-average fair value of each option at the date of grant for the three and nine months ended September 30, 2003 was $7.37 and $6.72, respectively. The weighted average assumptions used in the model were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Risk free interest rate	2.86%	2.86%	2.86%	2.86%
Expected volatility rate	47.00%	47.00%	47.00%	47.00%
Expected lives — years	3	3	3	3
Divided yield	—	—	—	—

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 15 — STOCK BASED COMPENSATION — Continued

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

NOTE 16 — INDUSTRY SEGMENTS

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues from external customers
Ordnance & Manufacturing	$23,089	$25,670	$78,462	$91,655
Electronic Security	12,497	7,748	33,386	22,187
Environmental Safety & Security	1,407	1,414	4,654	5,229
Software, Training & Simulation	149	39	335	1,180

	$37,142	$34,871	$116,837	$120,251

Segment profit before taxes
Ordnance & Manufacturing	$(87)	$463	$6,859	$12,190
Electronic Security	2,020	640	5,077	635
Environmental Safety & Security	(1,182)	(271)	(2,364)	(608)
Software, Training & Simulation	(177)	(167)	(517)	(58)
Corporate and Other	(586)	(40)	(1,182)	(862)

	$(12)	$625	$7,873	$11,297

NOTE 17 — COMMITMENTS AND CONTINGENCIES

A suit has been filed against one of the VSK subsidiaries in the Belgian courts alleging a breach of a non-compete clause within a teaming agreement executed with a claimant in prior years. Management intends to vigorously defend this suit and believes that it has meritorious defense to the claim.

SeaSpace is in litigation with a former distributor concerning certain aspects of the termination of the distributor relationship. The former distributor has filed to obtain a preliminary injunction action in Japan concerning the termination. SeaSpace has filed an action for monetary damages in California and the former distributor has filed a similar action for monetary damages in Japan. The California court has recently ruled that the matter should be resolved in an international arbitration proceeding. Management continues to vigorously defend these matters and believes that it has a meritorious position.

NOTE 18 — RECENT ACCOUNTING PRONOUNCEMENTS

There were no new accounting pronouncements during the nine months ended September 30, 2004 that would impact the Company’s financial reporting.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2004 and June 30, 2004, and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in those reports.

Overview

Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. Allied operates in four (4) segments:

•	Ordnance & Manufacturing segment consists of MECAR, located in Belgium, and MECAR USA, located in Marshall, TX. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will initially pursue contracts from U.S. and foreign governments for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in early 2005.

•	Electronic Security segment consists of The VSK Group, located in Belgium and California, and NS Microwave, located in San Diego, CA. The VSK Group consists of VSK Electronics N.V. which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. which installs security systems; Intelligent Data Capturing Systems N.V. which manufacturers integrated video systems; VIGITEC S.A. which installs networked video surveillance systems; and Control Monitor Systems which manufactures access control systems. NS Microwave designs, manufactures, distributes and services industrial and law enforcement surveillance products and systems.

•	Environmental Safety & Security segment consists of SeaSpace, located in San Diego, CA, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems.

•	Software, Training & Simulation segment consists of Titan Dynamics, located in Marshall, TX, which designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices.

The parent company provides management services to its subsidiaries and has no operating activities.

Allied earned net profits of $182 and $5,152 for the three and nine months ended September 30, 2004, respectively, compared to net profits of $863 and $7,099 for the comparable periods of 2003. The reduction in net profits for the nine months ended September 30, 2004 resulted from reduced revenues, Sarbanes Oxley compliance costs — primarily from consulting and associated costs, and substantial research and development initiatives to expand its product offerings, increase market share in existing markets, and penetrate new markets.

Allied entered 2004 with substantial cash reserves and anticipates no liquidity concerns in 2004. Allied has secured a senior domestic lending facility for working capital and acquisitions.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Three Months Ended September 30, 2004 and 2003

The table below shows, for the three months ended September 30, 2004 and 2003, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Three months ended September 30,
	2004		2003
Revenue	$37,142	100.0%	$34,871	100.0%
Cost and expenses
Cost of sales	28,062	75.6	26,972	77.4
Selling and administrative	6,010	16.1	5,259	15.1
Research and development	2,031	5.5	1,545	4.4

Operating income	1,039	2.8	1,095	3.1
Other income (expense)
Interest income	140	0.4	123	0.4
Interest expense	(717)	(1.9)	(547)	(1.6)
Other – net	(474)	(1.3)	(46)	(0.1)

Earnings (loss) before income taxes	(12)	(0.0)	625	1.8
Income tax (benefit) expense	(194)	(0.5)	(238)	(0.7)

Net earnings	$182	0.5%	$863	2.5%

Revenue. Allied had revenue of $37,142 in the three months ended September 30, 2004, which was 7% higher than its revenue in the same period of 2003. This increase was principally attributable to higher distribution sales and increased activities at the VSK Group and NS Microwave and the increase in the value of the Euro.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003
		Percentage		Percentage
	Amount	of total	Amount	of total
Ordnance & Manufacturing	$23,089	62%	$25,670	74%
Electronic Security	12,497	34%	7,748	22%
Environmental Safety & Security	1,407	4%	1,414	4%
Software, Training & Simulation	149	—%	39	—%

	$37,142	100%	$34,871	100%

Ordnance & Manufacturing Segment revenue for the third quarter of 2004 decreased by 10% from the comparable 2003 period. The entire decrease occurred at MECAR and resulted primarily from two factors. First, MECAR experienced raw material delays, which was due in turn to unanticipated increases in order lead times. MECAR expects to make up the revenue in the fourth quarter. Second, the 2003 period was benefited by substantial activity under the approximately $130,000 Foreign Military Sales (FMS) contract which is in its final stages and did not provide as much revenue in the current period. While MECAR continues to meet the ammunition needs of its traditional customers, it is actively seeking to diversify its customer base.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Three Months Ended September 30, 2004 and 2003 - Continued

Electronic Security Segment revenue for the third quarter of 2004 increased by $4,749, or 61%, over the 2003 period due to increases at both NS Microwave and the VSK Group. Approximately $4,622 of the increase was from NS Microwave as it has begun to obtain long-awaited orders for its security products. A substantial portion of NS Microwave’s increased revenue was attributable to new U.S. government contracts received in 2004. The increase at the VSK Group stemmed from the continued expansion of its distribution network in Europe, as well as its strong marketing and business development efforts.

Environmental Safety & Security Segment revenues for the third quarter of 2004 decreased slightly from the comparable 2003 period. SeaSpace continues to suffer from increased competition by domestic and foreign competitors.

Software, Training & Simulation Segment revenues for the third quarter of 2004 increased from the comparable 2003 period. Titan Dynamics’ sales of its Battle Effects Simulators (BES) continue to be depressed pending safety certifications expected in late 2004 or early 2005 from the U.S. Navy/Marine Corps and the U.S. Army. Accordingly, Titan Dynamics’ revenue is now largely comprised of cartridge sales for previously sold simulators and new E-pyro products used for military and law enforcement training.

Cost of Sales. Cost of sales as a percentage of sales for the three months ended September 30, 2004 was 75% compared with 77% for the same period in 2003.

Cost of Sales as Percentage of Sales by Segment

	Three months ended
	September 30
	2004	2003
Ordnance & Manufacturing	84%	84%
Electronic Security	59%	53%
Environmental Safety & Security	78%	67%
Software, Training & Simulation	62%	75%
Total	75%	77%

Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the three months ended September 30, 2004 was consistent with the same period of 2003.

Electronic Security Segment cost of sales as a percentage of sales for the three months ended September 30, 2004 increased over the same period in 2003 due to higher NS Microwave material costs associated with using new product components to fulfill customer requirements as well as replacing components which were discontinued by certain vendors. In contrast, the VSK Group had consistent cost of sales as a percentage of sales between 2003 and 2004 as it continues to experience production efficiencies while expanding its distribution channel throughout Europe.

Environmental Safety & Security Segment cost of sales as a percentage of sales increased from 2003 as a result of the change in product mix and higher labor costs.

Software, Training & Simulation Segment cost of sales as a percentage of sales for the three months ended September 30, 2004 decreased from 2003 as a result of the change in product mix and production efficiencies.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Three Months Ended September 30, 2004 and 2003 - Continued

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the three months ended September 30, 2004 was slightly higher than 2003 levels due to several factors. The parent company’s selling and administrative expenses increased in 2004 primarily as a result of the Sarbanes Oxley implementation via consulting and associated costs. The Company will continue to incur Sarbanes Oxley compliance expenses for the remainder of 2004 and into 2005. SeaSpace incurred substantial legal expenses associated with an ongoing dispute with a former distributor. Management continues to vigorously defend these matters and believes that it has a meritorious position. The VSK Group incurred higher compensation costs for administrative personnel. MECAR, NS Microwave and Titan Dynamics incurred slightly lower costs in the third quarter of 2004 from the same period in 2003. In particular, NS Microwave’s administrative costs in 2003 were burdened with compensation charges associated with production personnel, which did not recur in 2004.

Research and Development. Research and development costs increased for the three months ended September 30, 2004 by 31% over 2003 levels. The increase was attributed to increased research and product development being conducted at SeaSpace and Titan Dynamics. SeaSpace has announced that it will begin to manufacture and sell antennas. This trend of increased research and development is expected to continue.

Interest Income. Interest income increased for the three months ended September 30, 2004 by 13% from 2003 levels. The increase resulted primarily from interest on the parent company’s cash account. As part of the senior loan facility obtained on May 28, 2004, the Company borrowed $2,000 and deposited that amount in a restricted account to secure the repayment.

Interest Expense. Interest expense for the three months ended September 30, 2004 increased by 31% over 2003 levels due to the amortization of debt discount and issue costs associated with the senior loan facility obtained by the Company on May 28, 2004.

Other-Net. Other-net primarily represents currency gains/losses, resulting from foreign currency transactions at MECAR and the VSK Group, as well as bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor. Other-net expense for the three months ended September 30, 2004 increased over the comparable 2003 period primarily from currency losses at MECAR related to unhedged foreign contracts.

Pre-Tax Profit

Pre-Tax Profit (Loss) by Segment

	Three months ended
	September 30
	2004	2003
Ordnance & Manufacturing	$(87)	$463
Electronic Security	2,021	640
Environmental Safety & Security	(1,182)	(271)
Software, Training & Simulation	(177)	(167)
Corporate and other	(587)	(40)

	$(12)	$625

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Three Months Ended September 30, 2004 and 2003 - Continued

Ordnance & Manufacturing Segment incurred a pre-tax loss of $87 for the three months ended September 30, 2004 versus a pre-tax profit of $463 for the comparable period in 2003. The pre-tax loss was principally due to production delays which lowered third quarter revenues and margins. The lower margins did not cover the operating expenses, even though MECAR took actions to mitigate the production delays through some costs savings. MECAR expects to make up the revenues in the fourth quarter. Notwithstanding, MECAR’s profitability for 2004 is expected to be at lower levels than in prior years due to a lack of substantially higher margin contracts which benefited 2001-2003 results.

Electronic Security Segment pre-tax profit for the three months ended September 30, 2004 increased from the comparable period in 2003. The increase stemmed from NS Microwave’s higher business activity, largely from U.S. government contracts. The VSK Group’s pre-tax profit was materially consistent between third quarter 2003 and 2004.

Environmental Safety & Security Segment pre-tax loss resulted from increased development costs associated with new antenna products expected to be available for sale in 2005 and substantial legal expenses associated with an ongoing dispute with a former distributor. SeaSpace has taken efforts to right-size its organization in light of the competitive environment.

Software, Training & Simulation Segment pre-tax loss in 2004 results from Titan Dynamics’ principal product lacking U.S. Government safety certification. Titan Dynamics anticipates receipt of Navy/Marine Corp certification in the fourth quarter of 2004 or early 2005.

Corporate and other Segment pre-tax loss for the three months ended September 30, 2004 increased from the 2003 level due to Sarbanes Oxley implementation costs and reduced intercompany management fee adjustments.

Income Taxes. The tax benefit for the three months ended September 30, 2004 was substantially greater than the pre-tax loss.

Net Earnings. The Company earned a $182 net profit for the three months ended September 30, 2004 compared with $863 net profit in the same period of 2003. The decrease in 2004 resulted principally from the activities at MECAR, SeaSpace and Titan Dynamics.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

The table below shows, for the nine months ended September 30, 2004 and 2003, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Nine months ended September 30,
	2004		2003
Revenue	$116,837	100.0%	$120,251	100.0%
Cost and expenses
Cost of sales	82,909	71.0	86,578	72.0
Selling and administrative	18,358	15.7	17,553	14,6
Research and development	5,408	4.6	3,302	2.7

Operating income	10,162	8.7	12,818	10.7
Other income (expense)
Interest income	334	0.3	351	0.3
Interest expense	(1,715)	(1.5)	(1,506)	(1.3)
Other – net	(908)	(0.8)	(366)	(0.3)

Earnings before income taxes	7,873	6.7	11,297	9.4
Income tax expense	2,721	2.3	4,198	3.5

Net earnings	$5,152	4.4%	$7,099	5.9%

Revenue.

Allied had revenue of $116,837 in the nine months ended September 30, 2004, which was 3% lower than its revenue in the same period of 2003. This decrease was principally attributable to reduced production activities at MECAR, SeaSpace and Titan Dynamics, offset by the increase in the value of the Euro.

	Revenue by Segment
	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003
		Percentage		Percentage
	Amount	of total	Amount	of total
Ordnance & Manufacturing	$78,462	67%	$91,655	76%
Electronic Security	33,386	29%	22,187	19%
Environmental Safety & Security	4,654	4%	5,229	4%
Software, Training & Simulation	335	—%	1,180	1%

	$116,837	100%	$120,251	100%

Ordnance & Manufacturing Segment revenue for the nine months ended September 30, 2004 decreased by 14% from the comparable period in 2003. The decrease was the result of reduced activity on the large FMS contract received in February 2002 and production delays encountered during the third quarter of 2004.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Electronic Security Segment revenue for the nine months ended September 30, 2004 increased by $11,199 over the comparable period in 2003. The VSK Group and NS Microwave contributed $2,673 and $8,526 to this increase, respectively. The increase at the VSK Group is principally the result of continued expansion of its export sales via its European distribution network. NS Microwave’s business has improved due to receipt of some substantial U.S. government orders in 2004.

Environmental Safety & Security Segment revenues for the nine months ended September 30, 2004 decreased by $575 from the comparable period in 2003 as a result of increased competition and delayed projects as noted above.

Software, Training & Simulation Segment revenues for the nine month ended September 30, 2004 decreased by $845 from the comparable period in 2003 due to reduced simulator sales.

Cost of Sales. Cost of sales as a percentage of sales for the nine months period ended September 30, 2004, was 71% compared with 72% for the same period in 2003.

Cost of Sales as Percentage of Sales by Segment

	Nine months ended
	September 30
	2004	2003
Ordnance & Manufacturing	77%	76%
Electronic Security	58%	54%
Environmental Safety & Security	64%	66%
Software, Training & Simulation	64%	60%
Total	71%	72%

Ordnance & Manufacturing Segment cost of sales as a percentage of sales was materially consistent between the nine months ended September 30, 2004 and 2003.

Electronic Security Segment cost of sales as a percentage of sales for the nine months ended September 30, 2004 increased over the same period of 2003 due to the higher NS Microwave material costs as noted above.

Environmental Safety & Security Segment cost of sales as a percentage of sales decreased from 2003 as a result of the change in product mix and streamlined labor costs

Software, Training & Simulation Segment cost of sales as a percentage of sales for the nine months ended September 30, 2004 increased over 2003 as a result of the change in product mix and higher labor costs

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the nine months ended September 30, 2004 was approximately 16% compared with 15% for the same period in 2003. This resulted from higher costs at Corporate, MECAR, the VSK Group and SeaSpace for Sarbanes Oxley compliance costs and increased compensation expenses for administrative personnel. This was offset by decreased costs at NS Microwave. In 2003, NS Microwave administrative costs were burdened with compensation charges associated with production personnel, which did not recur in 2004.

Research and Development. Research and development costs increased for the nine months ended September 30, 2004 by 64% over 2003 levels. A substantial part of this increase relates to SeaSpace’s development of antenna products. This trend of increased research and development is expected to continue.

Interest Income. Interest income decreased for the nine months ended September 30, 2004 by 5% from 2003 levels. The total dollar decrease was nominal and was primarily attributed to earnings on interest bearing cash accounts.

Interest Expense. Interest expense increased for the nine months ended September 30, 2004 by 14% over 2003 levels. The increase was primarily due to the total increase in long-term obligations.

Other-Net. Other-net primarily represents currency gains/losses, resulting from foreign currency transactions at MECAR and the VSK Group, as well as bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor. Other-net expense for the nine months ended September 30, 2004 increased over the comparable period of 2003 from currency losses in 2004 at MECAR related to unhedged foreign contracts.

Pre-Tax Profit

Pre-Tax Profit (Loss) by Segment

	Nine months ended
	September 30
	2004	2003
Ordnance & Manufacturing	$6,859	$12,190
Electronic Security	5,077	635
Environmental Safety & Security	(2,364)	(608)
Software, Training & Simulation	(517)	(58)
Corporate and other	(1,182)	(862)

	$7,873	$11,297

Ordnance & Manufacturing Segment pre-tax profit for the first nine months of 2004 decreased from 2003 levels due to reduced work on the FMS contract and production delays in the third quarter of 2004.

Electronic Security Segment pre-tax profit for the period ended September 30, 2004 increased over 2003 levels due to increased business and increased margins at both the VSK Group and NS Microwave.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Environmental Safety & Security Segment pre-tax loss for the nine months period ended September 30, 2004 increased over the 2003 loss due to increased development costs and higher legal expenses.

Software, Training & Simulation Segment pre-tax loss for the period ended September 30, 2004 resulted from reduced business awaiting necessary safety certifications.

Corporate and other pre-tax loss for the nine months ended September 30, 2004 was more than the comparable 2003 period due to Sarbanes Oxley compliance costs and reduce intercompany fees.

Income Taxes. The effective income tax rate in the first nine months of 2004 was 33% compared to 37% in the same period of 2003. This decrease occurred at MECAR and the VSK Group. While the corporate tax rate in Belgium was reduced from 40.17% to 33.99% effective for tax years beginning January 1, 2003, the reduced tax rate did not take effect at MECAR and the VSK Group until the second half of 2003.

Net Earnings. The Company earned a $5,152 net profit for the nine months ended September 30, 2004 compared with $7,099 net profit in the same period of 2003. The decrease in 2004 resulted from the activities at MECAR, SeaSpace and Titan Dynamics.

Backlog. As of September 30, 2004, the Company’s backlog was $83,831 compared to $115,416 at December 31, 2003, and $108,268 at September 30, 2003. The September 30, 2004 and December 31, 2003 amounts included unfunded portion from an indefinite delivery, indefinite quantity (IDIQ) federal contract.

	Backlog by Segment
	September 30, 2004		September 30, 2003
		Percentage		Percentage
	Amount	of total	Amount	Of total
Ordnance & Manufacturing	$56,798	68%	$90,396	83%
Electronic Security	24,796	29	15,582	14
Environmental Safety & Security	1,498	2	1,632	2
Software, Training & Simulation	739	1	658	1

	$83,831	100%	$108,268	100%

The decrease in backlog is primarily the result of MECAR’s work on the approximately $130,000 FMS multi-year contract awarded in February 2002. The backlog associated with this particular contract will continue to decrease in accordance with the delivery terms of the award. MECAR has undertaken a customer diversification effort in the past few years, which continues to be productive in 2004. In addition to meeting the ammunition needs of its traditional customers, MECAR has gained new customers which have contributed to a majority of its new orders for 2004. Electronic Security backlog increased from new contracts received at the VSK Group and NS Microwave. Electronic Security’s September 30, 2004 backlog includes an unfunded portion of approximately $9,445 from an IDIQ federal contract.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Liquidity and Capital Resources

Balance Sheet

The Company’s September 30, 2004 condensed consolidated balance sheet was affected by the value of the Euro. All European values were converted at the September 30, 2004 and December 31, 2003 conversion ratios of 1.2331 and 1.2557, respectively.

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $78,081 at September 30, 2004, which is an increase of $1,201 from the December 31, 2003, level. Working capital remains strong due to profitable operations.

Cash at September 30, 2004 decreased by $22,832 from December 31, 2003 as substantial cash was expended in the first nine months of 2004 to repay current liabilities including MECAR’s short-term borrowings. Restricted cash decreased by $5,009 in the first nine months of 2004 due to completion of certain contracts at MECAR, offset by the $2,000 deposit required under the senior loan facility obtained on May 28, 2004.

Accounts receivable at September 30, 2004 increased by $9,908, or 34% from December 31, 2003, due to higher shipments in third quarter 2004 versus fourth quarter 2003. Costs and accrued earnings on uncompleted contracts decreased by $589 from year-end 2003 primarily as a result of continued work on MECAR contracts. Inventories increased $3,451 primarily from higher raw material purchases. The inventory buildup will give the subsidiaries the ability to deliver products with the shortest possible lead times. Fair value of foreign exchange contracts was $5,249 at September 30, 2004, compared to $9,378 at December 31, 2003. MECAR uses foreign currency hedge contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers.

Prepaid and other current assets increased $3,599 primarily from costs on MECAR’s hedge contract agreements, as well as prepaid taxes at MECAR in the second quarter of 2004.

Property, Plant & Equipment, net of accumulated depreciation, increased primarily from equipment purchases at the business units during the first nine months of 2004. Intangibles decreased primarily from the amortization of capitalized software, customer lists and patents. Goodwill increased as a result of the acquisition of Control Monitor Systems on August 1, 2004 as well as the currency translation adjustment.

Notes Payable decreased $2,512 from December 31, 2003 as a result of MECAR paying off a short-term loan. During the first nine months of 2004, MECAR used its cash from operations for working capital needs. Accounts payable decreased $13,234 as a result of lower production costs, primarily at MECAR, for the nine months ended September 30, 2004 compared to December 2003. Accrued liabilities decreased $1,687 due primarily to the costs associated with deferred gains related to forward exchange contracts at MECAR. Customer deposits increased $3,527 primarily at MECAR as a result of shipments during the period and other new contracts in 2004 requiring deposits. Income taxes increased $3,451 due to the tax provisions at MECAR and the VSK Group, offset by the tax benefits at NS Microwave, SeaSpace, Titan Dynamics and Corporate.

Convertible-subordinated debenture, current and long-term, decreased from December 31, 2003 to September 30, 2004 as the Company commenced its monthly principal payments on June 28, 2004. Monthly payments will continue through March 2005.

Stockholders’ equity as of September 30, 2004, was negatively affected by the reduction in the value of the Euro versus the U.S. dollar during the first nine months of 2004, resulting in a decrease in accumulated other comprehensive income by $955. The Euro depreciated by approximately 2% since the beginning of the year.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Liquidity and Capital Resources – Continued

Cash Flows

The table below provides the summary cash flow data for the periods presented.

	Nine months ended September 30
	2004	2003
Net cash provided by (used in) operating activities	$(18,304)	$13,328
Net cash used in investing activities	(5,332)	(4,454)
Net cash provided by (used in) financing activities	1,354	(122)

Operating Activities. The Company used $18,304 of cash in its operating activities during the nine months ended September 30, 2004 whereas it generated $13,228 of cash during the same period of 2003. This is attributed primarily to three factors. First, the Company’s earnings were less in 2004 than in 2003. Second, the Company paid short term liabilities, which included Sarbanes Oxley compliance costs and legal costs associated with an ongoing dispute. Third, the Company incurred higher accounts receivable from shipments to customers in 2004 for which cash was not yet received as of September 30, 2004. Cash paid for interest was $980 and $896, for the nine months ended September 30, 2004 and 2003, respectively. Cash paid for income taxes was $6,170 and $8,957 for the nine months ended September 30, 2004 and 2003, respectively, and includes federal, international and state taxes.

Investing Activities. Net cash used in investing activities increased by 20% between the two periods. This stemmed from higher capital expenditures for production equipment and leasehold improvements at the Belgian business units. The Company anticipates that cash generated from operations will be sufficient to support any further capital expenditures over the remainder of the year. Future expenditures for the remainder of the year will be primarily incurred for machinery and equipment.

Financing Activities. The Company generated $1,354 of cash from its financing activities during the nine months ended September 30, 2004 whereas it used $122 of cash during the same period of 2003. This stemmed from proceeds of long-term debt, in particular the senior secured facility, as well as a decrease in restricted cash. This was offset by payment of short-term borrowings, which primarily pertained to MECAR operations, and initial repayments of the convertible debenture.

Allied. The parent company continues to operate based on fees and dividends received from its subsidiaries. In the third quarter of 2004, Allied has made cash infusions to NS Microwave, Titan Dynamics and SeaSpace to support working capital requirements. On May 28, 2004 the Company obtained a senior loan facility under which the Company may borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. The facility allows the Company to make additional draws under the facility under certain conditions through November 28, 2005. All loans under the facility bear interest at the rate of 11.5% per year payable monthly. Principal is paid in sixty equal monthly payments commencing in late December 2005. The Company pays a fee on the unused portion of the facility. Warrants (exercisable at $0.01 per share) to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. Additional warrants (at the rate of 2,000 for each $1 million loan) will be issued with future loan advances. The facility includes certain financial and other covenants. The Company is currently in compliance with those covenants.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Liquidity and Capital Resources – Continued

MECAR. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of September 30, 2004, MECAR was in compliance with both of these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.

VSK Group. The VSK Group operated solely from cash generated from business operations. The VSK Group is obligated on several mortgages and other long-term obligations.

Other Subsidiaries. NS Microwave, Titan Dynamics and SeaSpace operated from cash generated from operations and cash infusions by Allied.

Stock Repurchases. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2004 and does not anticipate repurchasing shares of Company stock during the remainder of 2004.

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

Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2004, we are not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have never been any such demands.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Critical Accounting Policies

Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 7 of the Form 10-K for the year ended December 31, 2003, and are outlined below:

•	Revenue recognition via the percentage of completion method. The percentage of completion method is used by MECAR, NS Microwave and SeaSpace for their fixed price sales contracts. Approximately 82% and 81% of condensed consolidated revenue was recognized under the percentage of completion method during the three and nine months ended September 30, 2004, respectively. Approximately 81% and 83% of condensed consolidated revenue was recognized under the percentage of completion method during the three and nine months ended September 30, 2003, respectively.

•	Goodwill and intangible asset valuation. The Company completed a goodwill impairment analysis in the fourth quarter of 2003 and determined that an impairment charge to earnings was not required. As required by the accounting rules, the Company will perform a similar review in the fourth quarter of 2004.

•	Inventory reserves and allowance for doubtful accounts. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations. The inventory reserves and allowance for doubtful accounts are deemed reasonable.

•	Valuation of deferred income taxes and income tax reserves. The Company is subject to taxation by federal, state and international jurisdictions. The Company reviews the balances on a quarterly basis and believes the balances are adequate.

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
September 30, 2004
(Thousands of Dollars)
(Unaudited)

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

The Allied Defense Group, Inc.

September 30, 2004

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At September 30, 2004, Allied had $31 million of cash (including restricted cash). Assuming all the cash was available for investment, a 1% change in interest rates would impact interest income for the three and nine months ended September 30, 2004 and 2003 by $0.08 million and $0.24 million and $0.09 million and $0.27, respectively.

Approximately 86% and 92% of the Company’s revenue for the nine months ended September 30, 2004 and 2003, respectively, were derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net earnings for the three and nine months ended September 30, 2004 and 2003 by approximately $0.10 million and $0.75 million and $0.14 million and $1.02 million, respectively.

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

The Allied Defense Group, Inc.
PART II – OTHER INFORMATION
September 30, 2004

Item 1 Legal Proceedings

See Note 17 to the Condensed Consolidated Financial Statements.

Item 6 Exhibits

Exhibit No.	Description of Exhibits
3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).

3.2	Amended and Restated By-Laws (Incorporated by reference from Form 10-Q filed in August 2004).

3.3	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).

10.1	Employment Agreement between Allied and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001).

10.2	Employment Agreement letter amendments between Allied and John G. Meyer, Jr. (Incorporated by reference from Form 10-Q filed in August 2004).

10.3	Employment Agreement between Allied and Charles A. Hasper (Incorporated by reference from Form 8-K filed in August 2001).

10.4	Employment Agreement letter amendment between Allied and Charles A. Hasper (Incorporated by reference from Form 10-Q filed in August 2004).

10.5	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).

10.6	Employment Agreement letter amendment between Allied and Monte L. Pickens (Incorporated by reference from Form 10-Q filed in August 2004).

10.7	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).

10.8	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 10-Q filed in August 2004).

10.9	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001 and April 2002).

10.10	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).

10.11	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).

10.12	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002).

The Allied Defense Group, Inc.
PART II – OTHER INFORMATION
September 30, 2004

Exhibit No.	Description of Exhibits
10.13	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.14	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.15	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).

10.16	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002).

10.17	Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Form 10-Q filed in August 2004).

10.18	Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries (Incorporated by reference from Form 8-K filed in June 2004).

10.19	Stock Option Agreement-Employee Form.

10.20	Director’s Stock Option Agreement-Director Form.

21	List of Subsidiaries (Incorporated by reference from Form 10-K filed in March 2004).

23	Consent of Independent Certified Public Accountants (Incorporated by reference from Form 10-K filed in March 2004).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Allied Defense Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.
/s/ Charles A. Hasper
Date: November 9, 2004	Charles A. Hasper,
Chief Financial Officer and Treasurer