Form 10-K
period 2004-12-31
ALLIED DEFENSE GROUP INC
filed 2005-03-31
CIK 3952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission file number: 1-11376

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
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter, was $97,137,895. For purposes of this determination, only our directors and executive officers have been deemed affiliates.
      The number of shares of registrant’s Common Stock outstanding as of March 1, 2005, was 5,601,101.
Documents Incorporated by Reference
      Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be held on June 17, 2005, which Proxy Statement is to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.     Business
      The Allied Defense Group, Inc. (“Allied” or the “Company”) owns and manages a strategic portfolio of defense and security businesses, with presence in worldwide markets.
      Allied was incorporated as a Delaware corporation in 1961 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988 and subsequently changed its name to The Allied Defense Group, Inc. effective January 2, 2003. Allied’s strategic defense and security businesses are conducted through MECAR S.A. (“MECAR”), a group of Belgian and U.S. corporations consisting of VSK Electronics N.V., Télé Technique Générale S.A., Intelligent Data Capturing Systems N.V., VIGITEC S.A. and Control Monitor Systems, Inc. (collectively, the “VSK Group”), News/ Sports Microwave Rental Inc. (“NS Microwave”), Titan Dynamics Systems, Inc. (“Titan Dynamics”), and SeaSpace Corporation (“SeaSpace”). In late 2003, the Company organized MECAR USA, Inc. (“MECAR USA”).
      The following table summarizes the Company’s significant acquisitions and divestitures:

Date	Company Involved	Event

May 31, 1994	VSK Electronics N.V and Télé Technique Générale S.A	Acquired
May 9, 1995	Intelligent Data Capturing Systems N.V	Acquired
December 11, 1999	VIGITEC S.A	Acquired
December 31, 2001	News/Sports Microwave Rental Inc	Acquired
June 6, 2002	Titan Dynamics Systems, Inc	Acquired
July 31, 2002	SeaSpace Corporation	Acquired
August 1, 2004	Control Monitor Systems, Inc	Acquired
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
      As set forth in the Form 8-K filed on March 16, 2005, Allied disclosed that it was restating its financial statements for 2002 and 2003 and for the first three quarters of 2004 due to its method of accounting for foreign currency exchange (FX) contracts. During 2004, Management concluded that Allied did not qualify for the use of hedge accounting due to the fact that Allied did not have the appropriate policies, procedures or documentation to support the use of hedge accounting for its foreign currency contracts. At December 31, 2004, the Company did not have the necessary controls over financial reporting in place to properly identify the lack of documentation, which is necessary to properly evaluate a derivative instrument to determine if hedge accounting is appropriate, or to perform the required computation and evaluation of hedge effectiveness.
      As a consequence, Allied restated its consolidated financial statements for the fiscal years ended December 31, 2003 and 2002 and the quarterly financial information for the first three quarters of 2004. For fiscal 2003, this restatement reduced Allied’s previously reported revenue from $171,407 to $154,235, reduced previously reported net income from $8,821 to $3,928 and reduced previously reported diluted earnings per common share from $1.54 to $0.66. For fiscal 2002, the restatement increased Allied’s previously reported revenue from $130,866 to $145,274, increased previously reported net income from $10,672 to $20,894 and increased our previously reported diluted earnings per common share from $1.92 to $3.73.

Description of Business
      Allied. Allied provides management, marketing services and government relations for its subsidiaries. In addition, Allied also provides export licensing, procurement and logistic support services for its subsidiaries.
      MECAR. MECAR designs, develops, manufactures and sells ammunition and light weapons for military use. Substantially all of MECAR’s revenues are derived from the sale of ammunition which is used with weapons that are generally considered defensive weapons. From time to time, MECAR provides system integration services pursuant to which it purchases and resells weapon systems and/or ammunition manufactured by others. MECAR designs, develops and manufactures a wide variety of ammunition and grenades in the medium caliber, artillery, anti-tank and anti-personnel categories. The following are the principal products produced and sold by MECAR:
      Mortar Ammunition The 120mm family is state of the art ammunition for standard field mortars and for the increased performance turreted Armored Mortar System (AMS). The current version of this ammunition has successfully completed qualification with the U.S. Army, together with the 120mm AMS Light Armored Vehicle (LAV) system. This system is capable of direct as well as indirect fire, and MECAR has developed and qualified a direct fire fuze for the AMS. The 81mm family of mortar ammunition has been modernized to compete with the latest generation of this product line. A 60mm round of mortar ammunition is being developed.
      90mm Ammunition MECAR develops and produces complete families of ammunition that include Armor Piercing Fin Stabilized Discarding Sabot (APFSDS), High Explosive (HE), High Explosive Anti-Tank (HEAT), Smoke (SMK) and High Explosive Squash Head (HESH) rounds for the COCKERILL Mk II and III, ENGESA EC-90, the DEFA F1 and the CN 90 F3 & F4 guns. The 90mm KENERGA Weapon System has been jointly developed by Cockerill Mechanical Systems (“CMI”) and MECAR to provide the modern APC with anti-tank punch similar to that of tanks equipped with 105mm guns, without sacrifice to the range, mobility and maintainability of the light APC. In this partnership, CMI is responsible for the weapon and MECAR for the ammunition. The ammunition products include the APFSDS, HESH and SMK versions with their corresponding training rounds.
      Tank Ammunition MECAR produces the entire range of 105mm tank ammunition. These include the APFSDS, High Explosive Anti-Tank (HEAT), HESH and SMK, with their corresponding training rounds. Additionally, it has produced specialized short range training rounds for the Belgian Army. In 2003, MECAR, in partnership with L-3 Communications, won the competition to deliver the 105mm HEP-T and TP-T rounds to the U.S. Army for the Stryker BCT systems. The rounds have been type classified as the M393A3 and M467A1 respectively, and material release will take place in the 2nd quarter of 2005. MECAR has also produced 100mm APFSDS-T rounds for pro-western clients in the Far East.
      Other Ammunition MECAR has produced 155mm HE, SMK(WP) and Illuminating rounds for various customers. The 25mm APFSDS-T ammunition round is MECAR’s entry into the medium caliber arena. MECAR manufactures HE, HESH and HESH-PRAC ammunition for the 76mm L23 guns, which are in service with armored vehicles in several countries in Europe, South America, Africa and the Far East. MECAR has developed and manufactured ammunition for the 106mm Recoilless Rifle. MECAR has also developed and manufactured the 84mm SAKR Recoilless Rifle and its associated family of ammunition. The SAKR fills the gap between rifle grenades and the 90mm family of guns and ammunition. The SAKR ammunition (HEAT, HE, SMK, ILL and HE-TP-T) is also interoperable with existing 84mm systems.
      Grenades MECAR manufactures two types of grenades: the M72 controlled fragmentation hand grenade and the universal bullet trap rifle grenade. The universal bullet trap rifle grenade is designed to be light, effective, accurate and simple to use. It is fitted over the muzzle of any standard military rifle with a muzzle outer diameter of 22mm and fired from the shoulder in the normal manner. MECAR manufactures several different bullet trap grenades including high explosive fragmentation, anti-personnel, armor piercing, smoke generating, white phosphorus, and parachute flare (night illuminating). A new dual-purpose rifle grenade with an electronic dual safety fuze is under development for a European client.

      VSK Group. The VSK Group designs, manufactures, sells, installs and services security systems for government and private industry. The VSK Group consists of five firms: VSK Electronics N.V., Télé Technique Générale S.A., Intelligent Data Capturing Systems (IDCS) N.V., VIGITEC S.A., and Control Monitor Systems, Inc. VSK Electronics N.V. manufactures access control and fire detection systems; Télé Technique Générale S.A. installs security systems; IDCS N.V. manufactures integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and Control Monitor Systems manufactures access control systems. These firms combine to create a wealth of technical knowledge in hardware and software development and closed circuit monitoring, along with the latest trends in data transmission and communication protocols for a host of protection and detection security systems. The VSK Group’s systems offer total integration with all aspects of data collection and management, surveillance, protection and detection with either direct and/or remote programming options for maximum control. The latest technological systems include biometric verification, asset tracking and digital closed circuit television distribution. The VSK Group acquired Control Monitor Systems, Inc. on August 1, 2004 with a goal of using this entity to attempt to market VSK Group products in the North American market. VSK Group products are currently undergoing testing and certifications required before such products can be marketed and sold in the United States. We estimate that the testing will be completed within 2005 and the receipt of certifications will follow thereafter.
      NS Microwave. NS Microwave develops sophisticated microwave surveillance systems used in law enforcement, port security, border security, airport security, high-end commercial security, and citywide surveillance applications and defense applications. The company’s products and services are used for gathering, transmitting, receiving and processing multiple signals from remote locations. The company develops, assembles and sells electronic technology products and systems for users to operate through the company’s proprietary hardware, software and communication links. NS Microwave’s systems and products include cameras, command/control systems, video concealments, microwave link solutions, and other sensors. NS Microwave offers fixed observation/transmit surveillance installations in addition to mobile command centers and airborne camera/tracking/transmit packages.
      Titan Dynamics. Titan Dynamics designs, manufactures and sells an extensive line of battlefield effects simulators. These systems provide military personnel with real time, thermal, audio/visual battlefield effects commonly experienced in wartime to enhance training realism. The simulators fire pyrotechnic cartridges that simulate the flash, smoke and sound of fired or exploding ammunition and ordnance systems. Titan Dynamics’ principal product lines are Omega 36/B2 and Omega 60/B1 battlefield effects simulators (BES), the Multi Air Defense Simulator System (MADSS), the Rocket Propelled Grenade System (RPGS) and the E-Pryo Simulator devices. The Omega 36/B2 and the Omega 60/B1 BES are 36 shot and 60 shot programmable dispensers which discharge multiple Titan-produced cartridges that produce various pyrotechnic effects such as flash/bang, colored smokes, air burst, star clusters and missile firing signatures. The MADSS and the RPGS are multi-spectrum training systems used to simulate aircrew’s and ground crew’s internal attack warning systems while also providing the real-time thermal/audio/visual battlefield effects related to the attack. The company’s focus for the future is to design and manufacture innovative new products for the military training environment and exploit its revolutionary patented initiation technologies to a wide variety of applicable commercial fields.
      SeaSpace. SeaSpace designs, manufactures, distributes and services weather and environmental satellite ground reception systems. Its proprietary TeraScan® software processes earth remote sensing satellite data for mission-critical applications requiring timely and accurate weather and environmental information. Founded in 1982, SeaSpace pioneered the development of cost-effective, easily deployed systems, and has built a worldwide base of over 450 military, commercial, and academic customers. SeaSpace has also established market leadership in development and deployment of ground stations supporting the newest generation of “X-Band” satellites being launched by NASA and other organizations. The company has also begun to manufacture and market a line of antenna products for satellite communications. SeaSpace has completed the design phase for certain antenna products and has entered into a contract for its first sale of an antenna system. SeaSpace expects to design and develop additional antenna products in 2005 and beyond. SeaSpace also expects to manufacture antennas for its own use as components of its ground reception systems.

      MECAR USA. MECAR USA will initially pursue contracts from the U. S. Government and others for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in mid-2005 following completion of construction of a new facility in Marshall, Texas.
Geographic Areas and Industry Segments
      See Note U to Allied’s consolidated financial statements for information concerning the geographic areas and industry segments of Allied which information is incorporated herein by reference. The Company operates in four principal segments: the Ordnance & Manufacturing segment which consists of MECAR (and MECAR USA, when operational); the Electronic Security segment which consists of the VSK Group and NS Microwave; the Environmental Safety & Security segment which consists of SeaSpace; and the Software, Training & Simulation segment which consists of Titan Dynamics.
Market and Customers
      Allied derives the principal portion of its revenue in the Ordnance and Manufacturing segment from direct and indirect sales to foreign governments and prime contractors, primarily on fixed price contracts. Two foreign governments accounted for approximately 28% and 4% in 2004, 51% and 4% in 2003, and 69% and 1% in 2002, of Allied’s revenue as detailed in Note A to Allied’s consolidated financial statements. Ordnance and Manufacturing sales to its principal foreign government customers are made via an independent marketing representative. Commencing in early 2000, MECAR designated an affiliate of this representative as its independent distributor/value added reseller (the “Distributor”). The Distributor obtains a contract from the end user customer and subcontracts a portion of the work to MECAR. The products that MECAR produces are sold to the Distributor for resale to the foreign government agencies end users.
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
      In the Electronic Security segment, the VSK Group derives substantially all of its revenue from sales and services to private industry such as banks, hospitals, commercial businesses, office buildings and to local governments. The VSK Group sells some of its products/services directly to the end users; in other instances it sells its systems to independent distributors and resellers for resale to the end users. The customers of the VSK Group are principally located in Belgium and in neighboring countries. While most of the orders received by the VSK Group are for work which can be completed within one year, it has received multi-year orders for its products and services. VSK Electronics and IDCS sell their products principally in European markets. VIGITEC and Télé Technique Générale sell their products in Belgium and in other European markets. Control Monitor Systems sells its products principally in the U.S. and the VSK Group expects to market its products in the U.S. through Control Monitor Systems following final product certifications which are expected to be received in 2005. NS Microwave’s customers include U.S. Government agencies as well as state and local law enforcement agencies. The U.S. Government agencies have historically accounted for a majority of NS Microwave’s revenues. The Electronic Security segment is not dependent upon any single customer or a few customers.
      In the Environmental Safety and Security segment, customers include numerous users with need for mission-critical weather and environmental information, including scientists/researchers, universities, military forces and other government and commercial users. The Environmental Safety and Security segment is not dependent upon any single customer or a few customers.
      In the Software, Training & Simulation segment, customers include a number of Army, National Guard and Marine Corps ranges and training centers.
Principal Customers
      MECAR has historically received a large percentage of its revenue from agencies of a foreign government. See Note A to Allied’s consolidated financial statements. MECAR receives contracts for the benefit of these customers via the Distributor and has also received contracts for the benefit of these customers via the FMS program. Each of NS Microwave and Titan Dynamics has historically received the substantial majority of its revenue from agencies of the U.S. Government.
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
      In the Environmental Safety & Security segment, SeaSpace uses a variety of high quality vendors to produce various hardware components and subsystems. Adequate numbers of vendors exist for all significant components and subsystems. SeaSpace has begun to manufacture a line of antenna products in part to mitigate future supply issues. Software is developed in-house with existing technical staff.
      In the Software, Training & Simulation segment, Titan Dynamics has adequate numbers of suppliers for most components. If a vendor change or addition is required, additional time and funds may be required to evaluate and certify vendors prior to use. In the past, this has not been a critical problem.
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
Research and Development
      In the Ordnance and Manufacturing segment, the development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 2004, 2003, and 2002, MECAR expended $1,424, $1,075, and $292, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems.
      The Electronic Security business requires continuous investment in research and development to update and enhance its security systems. The VSK Group and NS Microwave employ staffs of design engineers specialized in the field of both electronic hardware and software. During 2004, 2003, and 2002, the Electronic Security segment expended $2,741, $2,452 and $1,329, respectively, on research and development.
      The Environmental Safety & Security and Software, Training & Simulation Segments collectively expended $2,531, $1,005 and $7 on research and development for 2004, 2003, and 2002, respectively. The amount expended in 2004 was largely for SeaSpace’s design and development of a new line of antenna systems and products.
Backlog
      As of December 31, 2004 and December 31, 2003, Allied had backlog orders believed to be firm, after giving effect to the percentage of completion method of accounting, of approximately $77.3 million and $107.7 million, respectively. A substantial portion of the backlog of orders as of December 31, 2004 is expected to be filled in 2005. The December 31, 2004 and 2003 backlog were as follows:

	December 31, 2004	December 31, 2003

Ordnance and Manufacturing	$50.5 million	$81.2 million
Electronic Security	24.6 million	$24.3 million
Environmental Safety & Security	1.5 million	$1.7 million
Software, Training & Simulation	0.7 million	$0.5 million
      Electronic Security backlog included an unfunded portion from a federal contract of $9.4 million and $12 million at December 31, 2004 and 2003, respectively.
Competition
      The munitions business is highly competitive. MECAR has a number of competitors throughout the world, including the United States. Many of its competitors are substantially larger companies with greater capital resources and experience. Many of its competitors have existing relationships with governments and countries in which MECAR markets its products. For example, many countries will only acquire ammunition and other military items from vendors located in said countries. In many other countries, it is important to have an independent marketing representative. Competition is mainly based upon accessibility to potential markets, technical expertise, quality, capabilities of the product, price and ability to meet delivery schedules. The downsizing of the munitions industrial base has resulted in a reduction in the number of competitors through consolidations and departures from the industry. This has reduced the number of competitors in some programs, but has strengthened the capabilities of some of the remaining competitors. In addition, it is possible that there will be increasing competition from the remaining competitors in business areas they do not currently compete.
      The nature of the competition encountered by the Electronic Security segment depends upon the sub-segment of the security systems business. In the development and manufacturing area, there are a number of larger competitors, many with greater financial resources than the VSK Group. In the installation and services area, the VSK Group competes with a number of smaller, local competitors. The VSK Group anticipates attempting to market and sell its products in the United States where there are a number of well-established competitors. NS Microwave competes with niche suppliers of specialized security products as well as much larger companies with substantially greater financial and other resources.
      Competition in the Environmental Safety & Security segment is vigorous but usually limited to fewer than a dozen suppliers, some of which are substantially larger than SeaSpace. Competition often hinges on customer satisfaction, risk associated with trying a new supplier on mission-critical applications, technical capability and price. In recent years, demand has temporarily softened due to a short-term decrease in the number of world-wide satellite launches. As a result, price competition has intensified in this segment, resulting in reduced prices and margins.
      The U. S. battlefield effects simulator market where Titan Dynamics competes is relatively small and served by an entrenched, substantially larger competitor. Historically, the market does not attract new entrants. Titan Dynamics believes that it has superior technology that should permit it to gain a substantially larger share once required government testing and certification is completed. The success of Titan Dynamics will also be greatly influenced by a substantial U.S. Government IDIQ contract for battlefield simulator products expected to be awarded in the first half of 2005. Titan Dynamics and its principal competitor are among those who have submitted bids seeking this award.
Seasonal Nature of Business
      The Company’s business in general is not seasonal, although the summer and winter holiday seasons affect Company revenue because of the impact of holidays and vacations on the Company’s international operations. Variations in the Company’s business may also occur at the expiration of major contracts until such contracts are renewed or new businesses obtained.
      The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpected fiscal year funds. Moreover, in the years when the U.S. Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a “continuing resolution” that authorizes agencies of the government to continue to operate but traditionally does not authorize new spending initiatives. When the government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect the Company’s revenue and profit during the period of delay.

Personnel
      As of December 31, 2004, Allied, MECAR, the VSK Group, NS Microwave, SeaSpace and Titan Dynamics collectively had 664 full and part-time employees as follows:

	Technical &	Hourly	Part-time	Technical
	salaried employees	workers	employees	consultants	Total

Allied	8	—	—	—	8
MECAR	56	321	—	3	380
VSK Group	132	17	5	—	154
NS Microwave	45	24	—	—	69
SeaSpace	38	5	—	—	43
Titan Dynamics	2	8	—	—	10
      The classification of employees noted above for MECAR and the VSK Group is in accordance with Belgian law. MECAR’s hourly workers are represented by a labor union.
Patents and Trademarks
      NS Microwave holds a patent on a mechanical mast that is a key component of certain security systems it supplies to law enforcement agencies. The patent was granted in 1997. Titan Dynamics holds patents on its weapon discharge simulation system (granted in 1993), its electrostatically dischargeable primer (granted in 1999), its electric impulse cartridge (granted in 2001) and an electric gun (granted in 2002). SeaSpace has the TERASCAN and SEASPACE trademarks and has filed a provisional patent application on its new AXYOM antenna technology. Neither Allied nor any of its other subsidiaries holds any other significant patents or trademarks.
Environmental Regulations
      Allied does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position, although new environmental regulations which go into effect in Belgium in the coming years will require some level of expenditures by MECAR. A range of expected expenditures to be incurred by MECAR is not final at this time.
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

The Allied Defense Group, Inc.
8000 Towers Crescent Drive
Suite 260
Vienna, Virginia 22182
(703) 847-5268
Executive Officers of Allied
      The following are the executive officers of Allied:
      John G. Meyer, Jr., age 60, was elected President in January, 2003 and became the Chief Executive Officer in June, 2003. He previously served as Executive Vice President and Chief Operating Officer.

Mr. Meyer previously retired from the U.S. Army having served as its most senior Public Affairs Officer during his last four (4) years of military service.
      Monte L. Pickens, age 59, was elected Executive Vice President and Chief Operating Officer in May 2003. Previously, Mr. Pickens was the Vice President of T. Marzetti Company. Mr. Pickens retired from the U.S. Army as a Colonel in 1992.
      Charles A. Hasper, age 50, was elected Treasurer and Chief Financial Officer in August, 2001. Previously, Mr. Hasper served as a partner in CK Capital Partners, an investment banking firm.
      Wayne F. Hosking, Jr., age 38, was elected Vice President for Corporate Strategic Development in April, 2004. Previously, Mr. Hosking served as Vice President of Sales for Horne Engineering Services, Inc.
Risk Factors
OUR FINANCIAL RESULTS CONTINUE TO BE LARGELY INFLUENCED BY THE RESULTS OF MECAR.
      MECAR continues to provide the principal portion of our revenues. In 2004, 2003 and 2002, MECAR contributed 64%, 73% and 76%, respectively, of our annual revenue.
AT MECAR, OUR REVENUE CONTINUES TO BE CONCENTRATED AMONG A SMALL NUMBER OF CUSTOMERS.
      A significant percentage of our revenue is concentrated among a relatively small number of end-user customers. During the last five (5) calendar years, two agencies of The Kingdom of Saudi Arabia and Belgium have provided the majority of our revenues. The loss of a significant customer or a substantial decrease in sales to such a customer would have a material adverse effect on our revenue and operating results.
MECAR DEPENDS UPON AN INDEPENDENT DISTRIBUTOR FOR THE SALE OF PRODUCTS AND ANY DISRUPTION IN THIS RELATIONSHIP COULD ADVERSELY AFFECT US.
      MECAR currently sells and supports its products to its principal customers in the Kingdom of Saudi Arabia through an independent distributor. Any disruption or termination of this distributor relationship could negatively impact our operations.
WE DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CUSTOMERS AND OUR CUSTOMERS MAY CEASE PURCHASING OUR PRODUCTS AT ANY TIME.
      We generally do not have long-term contracts with our customers. As a result, our agreements with our customers do not provide any assurance of future sales. Accordingly, while we have served our principal customers for many years, our customers can cease purchasing our products at any time without penalty.
OUR MARKETS FOR AMMUNITION SALES ARE LIMITED BY THE AVAILABILITY OF BELGIAN EXPORT LICENSES.
      Belgian law requires that MECAR obtain a government-issued export license to ship its ammunition products to other countries for each order it receives. From time to time, MECAR has been forced to decline an order from a customer due to refusal of the government to issue the export license. Such refusals have been based on actual or perceived deficiencies of the recipient country’s government or other reasons. Failure to obtain export licenses for sales to MECAR’s traditional customer base would adversely affect our operations and financial results.
OUR SUPPLIERS HAVE FROM TIME TO TIME BEEN LATE IN DELIVERY OF KEY SUPPLIES WHICH HAS DELAYED OUR PRODUCTION AND HAD A NEGATIVE IMPACT ON OUR FINANCIAL RESULTS.
      MECAR’s operations are dependent on the ability of certain suppliers to deliver supplies on a timely basis. From time to time, MECAR has experienced substantial delays in receipt of needed supplies which has caused delays in MECAR’s production activities and which in turn has resulted in delays in recognition of revenue under the percentage of completion method of accounting.
FIRES OR EXPLOSIVE INCIDENTS MAY DISRUPT MECAR’S BUSINESS.
      MECAR’s products frequently involve the manufacture and/or handling of a variety of explosive and flammable materials. From time to time in the past, this manufacturing and/or handling has resulted in incidents that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for workplace injuries. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have an adverse effect on our business, financial condition or results of operations.
MECAR’S UNION WORKFORCE COULD ADVERSELY AFFECT OUR BUSINESS.
      MECAR’s employees are covered by union agreements. Our inability to negotiate acceptable contracts with the unions upon expiration of these contracts could result in strikes or work stoppages or increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could adversely affect our business, financial condition or results of operations.
WE MAY EXPERIENCE PRODUCT FAILURES, SCHEDULE DELAYS OR OTHER PROBLEMS WITH EXISTING OR NEW PRODUCTS AND SYSTEMS, ANY OF WHICH COULD ADVERSELY IMPACT OUR BUSINESS.
      We may experience product and service failures, schedule delays and other problems in connection with the manufacture or delivery of our products. In addition to any costs resulting from product warranties, contract performance or required remedial action, these failures may result in increased costs or loss of revenues due to postponement of subsequently scheduled product and service deliveries. Performance penalties could also be imposed should we fail to meet delivery schedules or other measures of contract performance.
WE ARE NOT ABLE TO GUARANTEE THAT CONTRACT ORDERS INCLUDED IN OUR ESTIMATED BACKLOG WILL RESULT IN ACTUAL REVENUES IN ANY PARTICULAR FISCAL PERIOD OR THAT THE ACTUAL REVENUES FROM SUCH CONTRACTS WILL EQUAL OUR ESTIMATED BACKLOG.
      There can be no assurance that any contracts included in our estimated backlog presented in this filing will result in actual revenues in any particular period or that the actual revenues from such contracts will equal our estimated backlog. Further, there can be no assurance that any contract included in our estimated backlog that generates revenue will be profitable.
OUR BUSINESS IS SUBJECT TO MANY FACTORS THAT COULD CAUSE OUR QUARTERLY OR ANNUAL OPERATING RESULTS TO FLUCTUATE AND OUR STOCK PRICE TO BE VOLATILE.
      Our quarterly and annual operating results have fluctuated in the past and may fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. If our quarterly or annual operating results do not meet the expectations of the investor community, the trading price of our common stock could significantly decline. Some of the factors that could affect our quarterly or annual operating results include:

•	the timing and amount of, or cancellation or rescheduling of, orders for our products;

•	our ability to develop, introduce, ship and support new products and product enhancements and manage product transitions, announcements and new product introductions;

•	our ability to achieve cost reductions;

•	our ability to achieve and maintain production volumes and quality levels for our products;

•	the volume of products sold and the mix of distribution channels through which they are sold;

•	the loss of any one of our major customers or a significant reduction in orders from those customers; and

•	increased competition, particularly from larger, better capitalized competitors.
      Due to these and other factors, quarterly revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.
BECAUSE WE SELL SOME OF OUR PRODUCTS IN COUNTRIES OTHER THAN THE UNITED STATES, WE MAY BE SUBJECT TO POLITICAL, ECONOMIC, AND OTHER CONDITIONS THAT COULD RESULT IN REDUCED SALES OF OUR PRODUCTS AND WHICH COULD ADVERSELY AFFECT OUR BUSINESS.
      Sales to customers outside the U.S. has historically accounted for the vast majority of our revenue. Accordingly, we are subject to the political, economic and other conditions affecting countries or jurisdictions other than the U.S., including the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and their present trading partners, change in exchange rates, a significant shift in trade policies or a significant downturn in the political, economic or financial condition of these countries could cause demand for and sales of our products to decrease, cause disruption of our supply channels or otherwise disrupt our operations, cause our costs of doing business to increase, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.
OUR INTELLECTUAL PROPERTY IS IMPORTANT TO US AND WE RISK LOSS OF A VALUABLE ASSET IF WE CANNOT ADEQUATELY PROTECT IT.
      We rely on a combination of patents, copyrights, trademarks, trade secret laws and contractual obligations to protect our technology. We cannot guarantee that these and other intellectual property protection measures will be sufficient to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. In addition, the legal systems of many foreign countries do not protect intellectual property rights to the same extent as the legal system of the United States. If we are unable to adequately protect our proprietary information and technology, our business, financial condition and results of operations could be materially adversely affected.
WE ARE DEPENDENT UPON KEY PERSONNEL WHO WOULD BE DIFFICULT TO REPLACE AND WHOSE LOSS COULD IMPEDE OUR DEVELOPMENT.
      We are highly dependent on key personnel to manage our businesses, and their knowledge of business, management skills and technical expertise would be difficult to replace. The loss of key employees could limit or delay our ability to develop new products and adapt existing products to our customers’ evolving requirements and would also result in lost sales and diversion of management resources. Because of competition for additional qualified personnel, we may not be able to recruit or retain necessary personnel, which could impede development or sales of our products. Our growth depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to develop and market our products and perform services for our customers.
OUR FIXED-PRICE CONTRACTS MAY NOT BE PROFITABLE.
      We provide many of our products and services through fixed-price contracts. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate costs accurately or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss.

ACQUISITIONS MAY HAVE ADVERSE CONSEQUENCES FOR OUR BUSINESS.
      We have begun to implement an aggressive growth through acquisition business strategy. In late 2001 and during 2002, we completed the acquisitions of NS Microwave, Titan Dynamics and SeaSpace. In 2004, we acquired Control Monitor Systems. We will continue to review opportunities to acquire and may acquire other businesses. However, we cannot be sure that we will be able to locate suitable acquisition opportunities. The acquisitions that we have completed and which we may complete in the future could result in the following, any of which could seriously harm our results of operations or the price of our stock: (i) issuances of equity securities that would dilute the percentage ownership of our current stockholders; (ii) large one-time write-offs or a series of operating losses; (iii) the incurrence of debt and contingent liabilities; (iv) difficulties in the assimilation and integration of the acquired companies; (v) diversion of management’s attention from other business concerns; (vi) contractual disputes; (vii) risks of entering geographic and business markets in which we have no or only limited prior experience; and (viii) potential loss of key employees of acquired organizations.
POTENTIAL UNDISCLOSED LIABILITIES ASSOCIATED WITH ACQUISITIONS — WE MAY BE SUBJECT TO CERTAIN LIABILITIES ASSUMED IN CONNECTION WITH OUR ACQUISITIONS THAT COULD HARM OUR OPERATING RESULTS.
      We conduct due diligence in connection with each of our acquisitions. In connection with any of our acquisitions, there may be liabilities that we fail to discover or that we improperly assess in our due diligence efforts. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the U.S. federal government or other customers we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could harm our operating results.
WE HAVE DEMANDS ON OUR CASH RESOURCES IN ADDITION TO INTEREST AND PRINCIPAL PAYMENTS ON OUR DEBT, INCLUDING, AMONG OTHERS, OPERATING EXPENSES. OUR LEVEL OF INDEBTEDNESS AND THESE SIGNIFICANT DEMANDS ON OUR CASH RESOURCES COULD:

•	make it more difficult for us to satisfy our obligations,

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in our lines of business,

•	place us at a competitive disadvantage compared to competitors that have lower debt service obligations and significantly greater operating and financing flexibility,

•	limit, along with the financial and other restrictive covenants applicable to our indebtedness, among other things, our ability to borrow additional funds,

•	increase our vulnerability to general adverse economic and industry conditions, and

•	result in an event of default upon a failure to comply with financial covenants contained in our senior credit facilities which, if not cured or waived, could have a material adverse effect on our business, financial condition, or results of operations.
      Our ability to pay interest on and repay our long-term debt and to satisfy our other liabilities will depend upon future operating performance and our ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance will be affected by prevailing economic conditions at that time and financial, business and other factors, many of which are beyond our control.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL ON TERMS UNFAVORABLE TO OUR STOCKHOLDERS.
      Based on our current level of operations, we believe that our cash flow from operations, together with amounts we are able to borrow under our senior secured credit facility, will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for the foreseeable future. However, we do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the defense and security industries. Further, our acquisition strategy will likely require additional equity or debt financings. Such financings could also be required to support our traditional and recently required operating units. There is no assurance that we will be able to obtain such financings to fuel our growth strategy and support our existing businesses.
OUR OPERATIONS MAY BE INSUFFICIENT TO PAY FOR OUR INCREASED OVERHEAD.
      We have experienced increased overhead costs and if we are successful in continuing to acquire additional companies we expect our overhead costs to further increase. There can be no assurance that our operating units will generate sufficient excess cash flow to support these increased overhead costs.
WE MAY NOT BE ABLE TO CONTINUE TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE DEFENSE AND SECURITY SECTORS AGAINST COMPETITORS WITH GREATER RESOURCES.
      The defense and security industries are highly competitive. We face substantial competition throughout the world. We believe that to remain competitive, we will require significant financial resources in order to develop new products, offer a broader range of products and invest in research and development. Many of our existing and potential competitors have substantially greater financial resources, more extensive engineering, manufacturing, marketing, customer service capabilities and greater name recognition. We expect our competitors to continue to improve the design and performance of their current products and processes and to introduce new products and processes with improved performance characteristics.
OUR EMPLOYEES MAY ENGAGE IN IMPROPER ACTIVITIES WITH ADVERSE CONSEQUENCES TO OUR BUSINESS.
      As with other government and other contractors, we are faced with the possibility that our employees may engage in misconduct, fraud or other improper activities that may have adverse consequences to our prospects and results of operations. Misconduct by employees could include failures to comply with U.S. federal government regulations, violation of requirements concerning the protection of classified information, improper labor and cost charging to contracts and misappropriation of government or third party property and information. The occurrence of any such employee activities could result in our suspension or debarment from contracting with the U.S. federal government, as well as the imposition of fines and penalties, which would cause material harm to our business.
IF WE CANNOT OBTAIN THE NECESSARY SECURITY CLEARANCES, WE MAY NOT BE ABLE TO PERFORM CLASSIFIED WORK FOR THE U.S. GOVERNMENT AND OUR REVENUES MAY SUFFER.
      Certain U.S. government contracts require our facilities and some of our employees, to maintain security clearances. If we lose or are unable to obtain required security clearances, the client can terminate the contract or decide not to renew it upon its expiration. As a result, to the extent we cannot obtain the required security clearances for our employees working on a particular contract, we may not derive the revenue anticipated from the contract, which, if not replaced with revenue from other contracts, could seriously harm our operating results.
CURRENCY FLUCTUATIONS, ESPECIALLY IN THE EUROPEAN EURO, MAY SIGNIFICANTLY AFFECT OUR RESULTS OF OPERATIONS.
      The exchange rates for local currencies in countries where we operate may fluctuate in relation to the U.S. Dollar. In recent years, this has allowed us to report increased earnings in U.S. Dollars but a future strengthening of the U.S. Dollar versus the Euro would result in decreased reported earnings which would have a negative effect on our stock price.
SINCE WE DO NOT INTEND TO DECLARE DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE, THE RETURN ON YOUR INVESTMENT WILL DEPEND UPON APPRECIATION OF THE MARKET PRICE OF YOUR SHARES.
      We have never paid any cash dividends on our common stock. Our board of directors does not currently intend to declare any dividends in the foreseeable future, but intends to retain all earnings, if any, for use in our business operations and for expansion of our portfolio of defense and security businesses. As a result, the return on your investment will depend upon any appreciation in the market price of our common stock.
THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.
      The price of our common stock is volatile. During 2004, the closing price of our common stock has ranged from a high of $23.55 to a low of $16.83. The volatile fluctuations of the market price are based on (1) the number of shares we may be required to issue in the future, compared to the market demand for our shares; (2) our performance and meeting expectations of our performance, including the development and commercialization of our products and proposed products; (3) market conditions for companies in the small capitalization sectors; and (4) general economic and market conditions.
BECAUSE OF THE RIGHTS AGREEMENT AND “ANTI-TAKEOVER” PROVISIONS IN OUR CERTIFICATE OF INCORPORATION AND BYLAWS, A THIRD PARTY MAY BE DISCOURAGED FROM MAKING A TAKEOVER OFFER WHICH COULD BE BENEFICIAL TO OUR STOCKHOLDERS.
      On June 6, 2001, we adopted a revised shareholder rights plan. The effect of this rights plan and of certain provisions of our Amended and Restated Certificate of Incorporation, Amended and Restated By-Laws, and the anti-takeover provisions of the Delaware General Corporation Law, could delay or prevent a third party from acquiring us or replacing members of our board of directors, even if the acquisition or the replacements would be beneficial to our stockholders. These factors could also reduce the price that certain investors might be willing to pay for shares of the common stock and result in the market price being lower than it would be without these provisions.
BECAUSE OF LIKELY FLUCTUATIONS IN THE PRICE OF OUR STOCK, WE MAY BE SUBJECT TO CLASS ACTION LITIGATION THAT COULD DISTRACT MANAGEMENT AND RESULT IN SUBSTANTIAL COSTS.
      In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. We may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our operations and sales of our products, which would have a negative impact on our financial condition and results of operations.
AS OF DECEMBER 31, 2004, ALLIED HAD A MATERIAL WEAKNESS IN ITS INTERNAL CONTROLS, AND ITS INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT EFFECTIVE AS OF THAT DATE. IF ALLIED FAILS TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, IT MAY NOT BE ABLE TO PROVIDE TIMELY AND ACCURATE FINANCIAL STATEMENTS.
      As more fully described in Note A of our Notes to Consolidated Financial Statements included in Item 8 of this annual report, Allied has restated its consolidated financial information for the years ended December 31, 2003 and 2002 and for the first nine months of 2004 to correct certain errors. In connection with that restatement, our management identified a material weakness in its internal control over financial reporting. Allied did not maintain appropriate policies and procedures or documentation in place to support the use of hedge accounting for foreign currency contracts it enters into. Additionally, Allied did not, at December 31, 2004 have the necessary controls over financial reporting in place to properly identify the lack of documentation, which is necessary to properly evaluate a derivative instrument to determine if hedge accounting is appropriate, or to perform the required computation and evaluation concerning hedge effectiveness. As a result, management has concluded that, as of December 31, 2004, Allied did not maintain effective internal control over financial reporting.
      The Public Company Accounting Oversight Board has defined a material weakness as a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim statements will not be prevented or detected. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.
      We have also identified other control deficiencies in our internal control over financial reporting, and we are implementing new or improved controls to address these matters. The steps we have taken and are taking to address the material weakness and these other control deficiencies may not be effective, however. Any failure to effectively address control deficiencies or implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to obtain financing, harm our reputation, disrupt our ability to process key components of our result of operations and financial condition timely and accurately and cause us to fail to meet our reporting obligations under SEC rules and our various debt arrangements. Any failure to remediate the material weakness or significant deficiencies identified in our evaluation of our internal controls could preclude our management from determining our internal control over financial reporting is effective or otherwise from issuing in a timely manner its management report in the future.

Item 2.	Properties
      Allied’s principal executive offices are located in Vienna, Virginia, where it leases approximately 3,900 square feet of office space. The lease expires in September 2007. The following table shows the principal properties of Allied’s subsidiaries as of December 31, 2004:

		Square Footage

Location	Property	Owned	Leased	Industry Segment

Nivelles, Belgium	Office/ Mfg	140,000		Ordnance & Manufacturing(1)
Harelbeke, Belgium	Office/ Mfg	25,600		Electronic Security(2)
Heppignies, Belgium	Office/ Mfg	9,600		Electronic Security(2)
Brussels, Belgium	Office/ Mfg	8,700		Electronic Security(2)
Hasselt, Belgium	Office/ Mfg	7,500		Electronic Security(2)
Huntington Beach, CA	Office/ Mfg		3,100	Electronic Security(2)
Spring Valley, CA	Office/ Mfg		18,400	Electronic Security(3)
Poway, CA	Office/ Mfg		27,400	Environmental Safety & Security(4)
Marshall, TX	Office/ Mfg		3,800	Software, Training & Simulation(5)
Marshall, TX	Office/ Mfg	In process		Ordnance & Manufacturing(6)

(1)	MECAR’s principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which was occupied by MECAR in 1989. The manufacturing area is approximately 112,000 square feet and the administration facility is approximately 28,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. MECAR also owns 600 acres in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was previously used as a test range. MECAR ceased its use of the Ardennes firing range in 2001. MECAR is now utilizing other test ranges, including a test range owned by the Belgian Army, although it is also exploring the prospects of securing the use of a new test range. Throughout 2004, MECAR operated using one full and two partial shifts. MECAR is currently operating near its productive capacity.

(2)	The VSK Group operates from owned facilities throughout Belgium, as well as a leased facility in California. Such facilities are currently operating at approximately 85% of productive capacity.

(3)	NS Microwave operates from leased office, production and warehouse facilities in Spring Valley, California. In 2004, NS Microwave expanded to a second warehouse facility in close proximity to its original facility providing an additional 10,000 square feet. The facilities are leased on a month to month basis and are currently operating at approximately 80% of productive capacity.

(4)	SeaSpace operates from leased office, production and warehouse facilities in Poway, CA. The office lease expires in June, 2009 and the facility is currently operating at approximately 70% of productive capacity. In 2004, SeaSpace expanded to two production and warehouse facilities in close proximity to its original facility providing an additional 13,400 square feet.

(5)	Titan Dynamics operates from a leased office and manufacturing facility in Marshall, TX. The facility is currently operating at approximately 80% of productive capacity.

(6)	MECAR USA will operate from an office and manufacturing facility in Marshall, Texas, which is being constructed by the local development authority. Construction is expected to be completed during the second quarter of 2005. It is anticipated that Titan Dynamics will relocate its operations to share this facility with MECAR USA.
      The above facilities are considered to be in good operating condition, adequate for present use, and have sufficient plant capacity to meet current and anticipated operating requirements.
Item 3.     Legal Proceedings
      There are no material pending legal proceedings, other than ordinary routine litigation incidental to Allied’s business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject. See Note N to Allied’s consolidated financial statements for a description of one pending suit against the VSK Group and one suit against SeaSpace that was settled in March 2005.
Item 4.     Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of security holders during the fourth quarter of 2004, through the solicitation of proxies or otherwise.
PART II

Item 5.	Market for Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Market Information. Allied’s Common Stock has been listed for trading on the American Stock Exchange (“AMEX”) since September 15, 1992. Its AMEX trading symbol is ADG. Its media listing is under the symbol Allied Defense. The table below shows the high and low sales prices of Allied’s Common Stock during 2004 and 2003 (as reported by AMEX):

	2004		2003

	High	Low	High	Low

1st Quarter	$23.97	$18.25	$19.00	$14.86
2nd Quarter	21.50	16.50	19.00	14.75
3rd Quarter	19.66	17.81	22.00	18.25
4th Quarter	22.31	18.56	24.04	20.00
      Stockholders. The number of holders of record of the Common Stock at March 1, 2005 was 984.
      Dividends. Allied paid a 5% stock dividend in November 1992 to holders of record of its Common Stock on October 15, 1992. Cash was paid in lieu of the issuance of fractional shares. There have been no subsequent dividends declared or paid by Allied. The payment of dividends is within the discretion of Allied’s Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including earnings, capital requirements, operating and financial condition, and any contractual limitation then in effect. In this regard, MECAR’s bank syndicate agreement requires the maintenance by

MECAR of minimum financial covenants, which effectively restricts the amount of dividends we may pay from MECAR’s assets. Similarly, our senior credit facility requires maintenance of certain minimum financial covenants which may limit our ability to declare and pay dividends.
      Equity Compensation Plan Information. The following table provides information as of March 1, 2005 about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of December 31, 2004, including the 2001 Equity Incentive Plan, the 1997 Incentive Stock Plan and the 1992 Employee Stock Purchase Plan (all of which have been approved by the Company’s stockholders), as well as rights to acquire shares of the Company’s Common Stock granted to an unaffiliated institutional investor in connection with a $7.5 million convertible debenture issued by the Company to the investor.

			Number of securities available
	Number of securities to be	Weighted average exercise	for future issuance under
	issued upon exercise of	price of outstanding	equity compensation plans
	outstanding options,	options, warrants and	(excluding securities reflected
	warrants and rights	rights	in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	632,266	$14.69	125,287
Equity compensation plans not approved by security holders	105,000	$25.18	—

Total	737,266	$16.18	125,287

Item 6.     Selected Financial Data
      The selected consolidated financial data below have been derived from our audited financial statements. You should read the following table in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and notes thereto included elsewhere in this annual report on Form 10-K. The historical results presented below are not indicative of any future results. The following selected financial data relates to Allied’s consolidated financial position and results of operations:

	2004	2003(1)	2002(1)	2001(1)	2000

	(000’s omitted except per share amounts)
Operations data:
Revenues	$146,900	$154,235	$145,274	$96,641	$107,743
Earnings from
— continuing operations	2,518	3,928	20,894	10,165	8,705
— discontinued operation	—	—	—	—	517

Net earnings	2,518	3,928	20,894	10,165	9,222

Earnings per share
Basic:
— continuing operations	0.45	0.71	3.94	2.07	1.79
— discontinued operation	—	—	—	—	0.11

Net earnings	0.45	0.71	3.94	2.07	1.90

Diluted:
— continuing operations	0.42	0.66	3.73	2.05	1.79
— discontinued operation	—	—	—	—	0.11

Net earnings	0.42	0.66	3.73	2.05	1.90

Balance sheet data:
Working capital	87,469	89,217	77,346	40,996	34,898
Total assets	197,356	220,944	171,737	86,584	87,636
Long-term obligations	6,817	13,925	13,257	3,110	3,529
Stockholders’ equity	130,083	118,138	97,843	58,449	46,720
Cash dividends declared per common share	—	—	—	—	—

(1)	The Consolidated Statements of Earnings and the Consolidated Balance Sheet for 2003, 2002 and 2001 have been restated to reflect adjustments that are described in Notes A and V of the Notes to Consolidated Financial Statements.
      2004 activity reflects the acquisition of Control Monitor Systems
      2002 activity reflects the acquisitions of NS Microwave, Titan Dynamics and SeaSpace.
      2000 activity reflects the sale of Barnes & Reinecke

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (amounts in thousands of dollars)
Overview
      Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. Allied operates in four principal segments:

•	Ordnance & Manufacturing segment consists of MECAR, located in Belgium, and MECAR USA, located in Marshall, TX. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will initially pursue contracts from U.S. and foreign governments for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in mid-2005.

•	Electronic Security segment consists of the VSK Group, located in Belgium and California, and NS Microwave, located in San Diego, CA. The VSK Group consists of VSK Electronics N.V. which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. which installs security systems; Intelligent Data Capturing Systems N.V. which manufacturers integrated video systems; VIGITEC S.A. which installs networked video surveillance systems; and Control Monitor Systems which manufactures access control systems. NS Microwave designs, manufactures, distributes and services industrial and law enforcement surveillance products and systems.

•	Environmental Safety & Security segment consists of SeaSpace, located in San Diego, CA, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems, and which has begun to manufacture and market antenna products.

•	Software, Training & Simulation segment consists of Titan Dynamics, located in Marshall, TX, which designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices.
      Allied, the parent company, provides management services to its subsidiaries and has no operating activities.
      Due to the historic volatility in MECAR’s business, in the mid-1990’s Allied acquired the VSK Group with a goal of attempting to diversify its operations. The Company continued its diversification efforts in late 2001 and into mid-2002 with the acquisitions of NS Microwave, Titan Dynamics and SeaSpace. In mid 2004, the VSK Group acquired Control Monitor Systems with a goal of using it as a vehicle to sell VSK Group products in North America.
      In late 2003, Allied organized MECAR USA to pursue ammunition and related opportunities from U.S. and other markets. MECAR USA will initially focus on contracts for ammunition and pyrotechnics devices. MECAR USA will operate from Marshall, Texas. It is scheduled to commence operations in mid-2005. In 2004, Allied obtained an $18,000 domestic lending facility in order to continue its acquisition program. Allied enters 2005 with substantial cash reserves and anticipates no liquidity concerns in 2005.
Restatement
      As set forth in the Form 8-K filed on March 16, 2005, Allied will restate its financial statements for 2002 and 2003 and for the first three quarters of 2004 due to its not qualifying for the use of hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for foreign currency exchange contracts (“FX contracts”). The restatements are contained in this annual report on Form 10-K for the period ended December 31, 2004. See Notes A and V to the Notes to Consolidated Financial Statements for additional information concerning the restatement.
      MECAR’s functional currency is the Euro and certain of its sales contracts are priced in U.S. Dollars. To offset the fluctuations that occur between the U.S. Dollar and the Euro, MECAR enters into FX contracts and had accounted for these contracts as fair value hedges using hedge accounting In 2004, it was determined that the Company could not support the use of hedge accounting for the FX contracts entered into by MECAR. For a FX contract to be eligible for hedge accounting under FAS 133, the Company must demonstrate: (1) the risk objective and the nature of the risk being hedged, (2) the date of designation for each FX contract, (3) the type of hedge instrument which in the Company’s case was a firm sales commitment, (4) a description of the hedged transaction, and (5) formal documentation showing how the foreign currency transaction was evaluated to determine if the hedge is expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period the hedge is designated. While the Company believes it satisfied the first four conditions, the Company did not evaluate the effectiveness of the foreign currency transaction at its inception to determine if it qualified for hedge accounting. Additionally, the Company failed to evaluate these transactions on a periodic basis to determine their effectiveness.

      As noted above, the Company’s foreign currency contracts do not qualify for hedge accounting for the 2001 – 2004 periods since it did not test and document the effectiveness of the FX contracts. The Company has engaged an outside financial consultant experienced in these matters who will assist the Company in its future testing/documentation which should allow the Company to use hedge accounting for all future FX contracts. The change from hedge to derivative accounting had no impact on the Company’s cash position. At December 31, 2004, the Company had $27,940 and $11,757 of unrestricted cash and restricted cash, respectively.
      During periods of currency fluctuations, there will be changes in the fair value of an FX contract. Hedge accounting generally allows changes in the fair value of an FX contract to be offset against corresponding changes in the fair value of the hedged asset until the FX contract is closed at which time a gain or loss is then recognized. Derivative accounting requires that all changes in the fair value of an FX contract be recognized as a gain or loss in each reporting period without a corresponding offset. This difference between hedge and derivative accounting results in timing differences in the reporting of operating results. Such timing differences should offset over the life of the contract.
      MECAR generally has one or more U.S. Dollar customer contracts and MECAR normally enters into FX contracts to hedge the foreign currency risks contained in those contracts. In 2002, MECAR executed an approximately $130,000, multi-year contract. This was one of the largest contracts in its history, as well as one of the longest in duration; and MECAR entered into a number of FX contracts to minimize the currency exposure on this USD based asset. As a result, MECAR entered into a number of FX contracts in the 2001-2004 time period; thus the requirement to use derivative accounting had a substantial impact on the operating results for these periods. The last shipment under the $130,000 customer contract (approximately $21,000) was made in early 2005 and the final payment is expected to be made within the first quarter of 2005. Further, the corresponding FX contracts will be closed out upon receipt of the final payment. At December 31, 2004, MECAR has an aggregate of $15,400 FX contracts outstanding. Due to the failure of the Company to properly document and test the FX contracts currently outstanding, all of these remaining hedge instruments will be accounted for in 2005 as derivatives. As a result, while the use of derivative accounting will have an impact on 2005 results, it is not expected to have the same degree of impact which it had during the periods 2002 thru 2004.
      Management believes that the financial results determined using hedge accounting better describe the underlying economics of the Company than the results determined under derivative accounting. Derivative accounting requires a quarterly adjustment to the bottom line based on currency fluctuations. This can require recognition of substantial profits and/or losses unrelated to the performance of the underlying customer contract. Specifically, in 2002 MECAR entered into a number of substantial FX contracts amounting to $94,000 to hedge its exposure to a USD based contract awarded to it in the year. Subsequently, there was a substantial strengthening of the value of the Euro during the year that resulted in large unrealized gains on those contracts. Derivative accounting required that the Company accrue over $16,000 revenue and pre-tax profits for this currency fluctuation even though MECAR performed relatively modest amounts of work on the contract. In contrast, hedge accounting only required the Company to take FX contracts into consideration with respect to the revenue based on the amount of work performed on the underlying customer contracts. This difference in the two accounting methods is reflected in the substantial change in net earnings for 2002 as set forth below.
      Since hedge accounting permits us to give effect to the FX contracts in direct proportion to our work on the underlying customer contracts, management believes that it yields a more representative reflection of our operations. These hedge contracts provided us the currency risk protection we sought during a period when the Euro appreciated over 30% versus the U.S. Dollar.
      Management uses the results generated by hedge accounting for its internal purposes. These purposes include measurement of performance versus budget/plan, analysis of variances from budget/plan, satisfaction of management performance objectives for bonus compensation consideration, etc. As noted above, management has already taken the steps necessary to return to hedge accounting for all future FX contracts.

      Inasmuch as the Company historically used hedge accounting for all years through 2001, and expects to use hedge accounting for all future FX contracts, management is concerned that readers of the Company’s 2002 – 2004 financial statements may find it difficult to compare the Company’s performance during this period to prior and subsequent periods. Accordingly, management has decided to present certain pro-forma data for the 2002 – 2004 periods, next to the restated data. The pro forma data was prepared using hedge accounting, whereas the restated data was prepared using derivative accounting. The 2003 and 2002 pro-forma data is identical to the data contained in the previously issued 2003 Form 10-K. The 2004 pro-forma data represents what the Company’s financial performance would have been if it had been eligible to use hedge accounting for each FX contract entered into over the three year period. The pro-forma and restated data are as follows:
Condensed Consolidated Statements of Earnings

	Years Ended December 31,

	2004		2003		2002

		Pro-Forma	As	As Previously	As	As Previously
	Actual	(Unaudited)	Restated	Reported	Restated	Reported

Revenues	$146,900	$160,737	$154,235	$171,407	$145,274	$130,866
Cost of Sales	104,850	110,671	114,800	124,558	90,430	91,509
Operating income	6,182	14,198	10,905	18,319	35,718	20,231
Earnings before income taxes	3,478	11,494	9,129	16,543	35,437	19,950
Income taxes	960	3,685	5,201	7,722	14,543	9,278

Net Earnings	$2,518	$7,809	$3,928	$8,821	$20,894	$10,672

Earnings per share:
Basic	$0.45	$1.40	$0.71	$1.60	$3.94	$2.01

Diluted	$0.42	$1.34	$0.66	$1,54	$3.73	$1,92

Reconciliation between Pro-Forma and Actual Results
      A reconciliation of the audited results to the pro-forma/as previously reported results is as follows:

	As	Impact From	Impact from	Pro-Forma
	Restated	Derivative Gains(1)	Euro Fluctuations(2)	(Unaudited)

Year Ended December 31, 2004
Revenues	$146,900	$(3,699)	$17,536	$160,737
Cost of Sales	104,850	—	5,821	110,671
Operating income	6,182	(3,699)	11,715	14,198
Earnings before income	3,478	(3,699)	11,715	11,494
Income taxes	960	(1,258)	3,983	3,685

Net Earnings	$2,518	$(2,441)	$7,732	$7,809

				As
	As			Previously
	Restated			Reported

Year Ended December 31, 2003
Revenues	$154,235	$(13,625)	$30,797	$171,407
Cost of Sales	114,800	—	9,758	124,558
Operating income	10,905	(13,625)	21,039	18,319
Earnings before income	9,129	(13,625)	21,039	16,543
Income taxes	5,201	(4,632)	7,153	7,722

Net Earnings	$3,928	$(8,993)	$13,886	$8,821

				As
	As			Previously
	Restated			Reported

Year Ended December 31, 2002
Revenues	$145,274	$(16,977)	$2,569	$130,866
Cost of Sales	90,430	—	1,079	91,509
Operating income	35,718	(16,977)	1,490	20,231
Earnings before income	35,437	(16,977)	1,490	19,950
Income taxes	14,543	(5,772)	507	9,278

Net Earnings	$20,894	$(11,205)	$983	$10,672

Cumulative Net Earnings	$27,340	$(22,639)	$22,601	$27,302

(1)	Unrealized gains on FX contracts and related tax effects.

(2)	Impact of revising the revenues at the average rates and related tax effects.
      The balance of this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to and is based upon the restated financial statements, computed using derivative accounting.
Results of Operations
      The results were positively affected by the translation of the Company’s European operations’ euro-based income statements into dollars at more favorable exchange rates. All euro-based results of operations were converted at the average 2004, 2003 and 2002 exchange rates of 1.2439, 1.1321 and 0.9459 U.S. Dollar to

1 Euro, respectively. The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, certain items from Allied’s consolidated statements of earnings expressed as a percentage of revenue:

	For the years ended December 31,

	2004		2003		2002

Revenue	$146,900	100.0%	$154,235	100.0%	$145,274	100.0%
Cost and expenses
Cost of sales	104,850	71.4	114,800	74.4	90,430	62.3
Selling and administrative	29,173	19.9	23,998	15.6	17,497	12.0
Research and development	6,695	4.5	4,532	2.9	1,629	1.1

Operating income	6,182	4.2	10,905	7.1	35,718	24.6
Other income (expense)
Interest income	549	0.4	459	0.3	506	0.3
Interest expense	(2,441)	(1.7)	(2,490)	(1.6)	(2,087)	(1.4)
Other — net	(812)	(0.6)	255	0.2	1,300	0.9

Earnings before income taxes	3,478	2.3	9,129	6.0	35,437	24.4
Income tax expense	960	0.6	5,201	3.4	14,543	10.0

Net earnings	$2,518	1.7	$3,928	2.6	$20,894	14.4

2004 compared to 2003 compared to 2002
      Revenues. Allied’s consolidated revenues for 2004 decreased from 2003 principally due to lower production activities in the Ordnance & Manufacturing segment, offset by higher production activities within the Electronic Security segment. Allied’s consolidated revenues for 2003 increased over 2002.

	Revenue by Segment

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Ordnance & Manufacturing	$93,579	63.7%	$112,538	73.0%	$109,687	75.5%
Electronic Security	45,973	31.3%	33,303	21.6%	31,302	21.5%
Environmental Safety & Security	6,435	4.4%	7,065	4.6%	4,032	2.8%
Software, Training & Simulation	913	0.6%	1,329	0.8%	253	0.2%

	$146,900	100.0%	$154,235	100.0%	$145,274	100.0%

      Ordnance & Manufacturing segment revenue decreased in 2004 from 2003 levels as a result of reduced activity on the approximately $130,000 Foreign Military Sales (FMS) contract which is in its final stages. While MECAR continues to meet the ammunition needs of its traditional customers, it is actively seeking to diversify its customer base. Ordinance & Manufacturing segment revenues increased slightly in 2003 due to continued performance of the multi-year FMS contract as well as work on additional orders secured from non-traditional customers. Ordnance & Manufacturing segment revenue in 2002 was positively affected by approximately $16,977 of FX contract gain based on derivative accounting.
      Electronic Security segment revenue increased in 2004 over 2003 levels. The increase at the VSK Group is principally the result of continued expansion of its export sales via its European distribution network. NS Microwave’s business has improved due to receipt of some additional U.S. government orders in 2004, including two large contracts. Electronic Security segment revenue also increased in 2003, although the mix was substantially different. The VSK Group contributed $27,234, a 29% increase over 2002, largely due to increased sales to non-Belgian customers. NS Microwave’s 2003 revenues decreased by $6,069. Many of NS Microwave’s traditional U.S. Government agency customers were reorganized into the Department of Homeland Security. The organization and startup of the Department of Homeland Security was marked by a delay in award of contracts by these agencies. While NS Microwave began to receive some orders in the fourth quarter of 2003, it was too late to realize meaningful revenues from some of these orders in 2003.
      Environmental Safety & Security segment revenue decreased in 2004 as a result of fewer satellite launches, delayed projects and increased competition. Management believes that world-wide satellite launches will show year over year growth starting in 2007. Environmental Safety & Security segment revenue increased in 2003 over 2002 revenues as a result of only five months of activity in 2002.
      Software, Training & Simulation segment revenue decreased in 2004 from 2003 levels. Titan Dynamics is diversifying its customer base in light of the lack of safety certification for its principal product. Titan Dynamics’ revenue is now largely comprised of cartridge sales for previously sold simulators and new E-pyro products used for military and law enforcement training. Software, Training & Simulation segment revenues increased in 2003 inasmuch as 2002 revenues included only six (6) months of operations following the June, 2002 acquisition of Titan Dynamics. Revenues continue to be constrained due to the lack of safety certification for the OMEGA 36/ B2 battlefield effects simulator. Testing by the Marine Corps is substantially complete and Titan Dynamics is optimistic that it will receive Marine Corps certification of this product by the end of the third quarter of 2005. Certification should also accelerate penetration in foreign markets. Further, Marine Corps certification should facilitate and accelerate certification by the U.S. Army.
      Cost of Sales. Cost of sales as a percentage of revenue for 2004 was approximately 72% compared with 74% in 2003. The decrease during 2004 was driven by lower costs within the Ordnance & Manufacturing and Environmental Safety & Security Segments. Ordnance & Manufacturing cost of sales decreased from 2003 primarily from the FMS contract. Electronic Security segment cost of sales decreased from 2003 primarily due to the VSK Group’s production efficiencies realized as it expanded its distribution channel throughout Europe. Cost of sales as a percentage of revenue for 2003 was approximately 74% compared with 62% for 2002. The majority of the increase during 2003 was driven by currency derivative impacts and the balance is attributable to other factors, including higher costs within the Ordnance & Manufacturing Segment. The costs were primarily related to the FMS contract which dominated the production process in that year. Additionally, MECAR incurred higher than anticipated labor costs due to production delays surrounding a 90MM production order.
      Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for 2004 was higher than 2003. The Ordnance & Manufacturing segment incurred higher administrative compensation costs. In the Electronic Security segment, the VSK Group also incurred higher costs that were driven by the increased sales volume. SeaSpace incurred substantial legal expenses associated with a dispute with a former distributor. The dispute was settled in March 2005. Because of rapid growth, NS Microwave incurred somewhat higher than normal administrative costs. Within the increased costs were those associated with acquiring additional production space. Selling and administrative costs at Corporate increased due to Sarbanes Oxley compliance costs. Selling and administrative expenses in 2003 increased by $7,490 over the prior year. The increase was due primarily to the additions of NS Microwave, Titan Dynamics and SeaSpace. NS Microwave was consolidated on a full-year basis in 2002 while Titan Dynamics and SeaSpace were second and third quarter 2002 additions.
      Research and Development. Research and development costs increased steadily between 2002 and 2004. The total dollar increase was primarily attributed to increased research conducted at MECAR, the VSK Group, NS Microwave and SeaSpace. This trend is expected to continue.
      Interest Income. Interest income increased between 2003 and 2004. Income earned on interest bearing accounts throughout the Company has been affected by the higher interest rates being earned on such accounts. In contrast, interest income decreased between 2002 and 2003 due to lower interest rates being earned on such accounts.
      Interest expense. Interest expense decreased between 2003 and 2004 due principally to $5,250 of principal payments on the convertible debenture during 2004. In contrast, interest expense increased between 2002 and 2003 due principally to the costs associated with a convertible debenture issued in the second quarter of 2002. The principal payments commenced in June 2004.

      Other — Net. Other-Net income for 2004 decreased from 2003 and Other-Net income for 2003 decreased from 2002. This stemmed primarily from the currency fluctuations at MECAR and the VSK Group. In particular, MECAR had currency gains in 2002 on its U.S. bank accounts. Subsequently, MECAR incurred currency losses in 2003 and 2004 on its U.S. bank accounts due the strength of the Euro. The 2004 currency loss also included losses on a foreign sales contract that could not be hedged due to bank constraints on its working line of credit facility.
      Pre-Tax Profit.

	Pre-Tax Profit (Loss) by Segment

	2004	2003	2002

Ordnance & Manufacturing	$3,475	$9,073	$31,926
Electronic Security	6,987	2,618	3,903
Environmental Safety & Security	(3,283)	(528)	550
Software, Training & Simulation	(438)	(207)	(181)
Corporate and Other	(3,263)	(1,827)	(761)

	$3,478	$9,129	$35,437

      Within the Ordnance and Manufacturing Segment, MECAR was less profitable than it has been in the past. While a portion of the decrease was expected due to the lack of a large high-margin contract in MECAR’s backlog, the changes noted above are also affected by the required change to derivative accounting described above. This change required recognition of $16,977 derivative gain in 2002 unrelated to work performed on the underlying customer contract.
      Electronic Security segment pre-tax profit increased from 2003 levels due to increased business activity at NS Microwave, largely from U.S. government contracts. The VSK Group’s per-tax profit was materially consistent between 2003 and 2004. 2003 profits within the Electronic Security segment decreased from 2002 levels despite record performance by the VSK Group. NS Microwave’s performance suffered due to delays in award of orders caused in part by the organization of the Department of Homeland Security.
      Environmental Safety & Security segment pre-tax loss in 2004 resulted from increased development costs associated with new antenna products expected to be available for sale in 2005, substantial legal expenses associated with a dispute with a former distributor (see Note N) and delayed contracts. The dispute was settled in March 2005. SeaSpace has taken efforts to right-size its organization in light of the competitive environment.
      Software, Training & Simulation pre-tax loss in 2004 results from Titan Dynamic’s principal product lacking U.S. Government safety certification. Titan Dynamics anticipates receipt of Navy/ Marine Corp certification in 2005.
      Corporate and Other segment loss increased in 2004 due to Sarbanes Oxley implementation costs and reduced intercompany management fee adjustments.
      Income Taxes. The effective income tax rates in 2004, 2003 and 2002 was 28%, 57% and 41%, respectively. These large fluctuations are primarily due to the reclassification of foreign currency hedge contracts as derivatives. The company’s adoption of derivative accounting resulted in the recording of substantial unrealized gains and losses and their related tax effects.
      Net Earnings. 2004 net earnings decreased from 2003 levels. The winding down of MECAR’s FMS contract had a meaningful impact on overall profitability. This was mitigated by good news from NS Microwave, which experienced its best year ever in terms of top-line growth. The Electronic Security Segment performed well. Losses incurred by Allied’s other domestic subsidiaries continued. Both SeaSpace and Titan Dynamics posted losses for the year. 2003 net earnings decreased substantially from 2002 levels. The decrease was overwhelmingly the result of gains (2002) on derivative contracts. There was also some decrease as a result of 2002 losses incurred by the Company’s U.S. subsidiaries.

      Backlog. As of December 31, 2004, the Company’s backlog was $77,273 compared to $107,795 at December 31, 2003 and $149,207 at December 31, 2002. The 2004 and 2003 amounts included unfunded portions from an indefinite delivery, indefinite quantity (IDIQ) federal contract.

	Backlog by Segment

	December 31, 2004		December 31, 2003		December 31, 2002

		Percentage		Percentage		Percentage
	Amount	of Total	Amount	of Total	Amount	of Total

Ordnance & Manufacturing	$50,491	65%	$81,204	75%	$135,480	91%
Electronic Security	24,601	32	24,349	23	10,559	7
Environmental Safety & Security	1,523	2	1,744	2	1,998	1
Software, Training & Simulation	658	1	498	—	1,170	1

	$77,273	100%	$107,795	100%	$149,207	100%

      The decrease in backlog is primarily the result of MECAR’s work on the approximately $130,000 FMS multi-year contract awarded in February 2002. MECAR has undertaken a customer diversification effort in the past few years. In addition to meeting the ammunition needs of its traditional customers, MECAR has gained new customers which have contributed to a majority of its new orders for 2004. Electronic Security backlog increased from new contracts received at the VSK Group and NS Microwave. Electronic Security’s 2004 and 2003 backlogs include unfunded portions of $9,445 and $12,000, respectively, from an IDIQ federal contract.
Liquidity and Capital Resources
      American Jobs Creation Act of 2004. Allied’s cash balances are held in numerous locations throughout the world, including substantial amounts held outside the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S., but, under current law, would be subject to federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Allied has provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the U.S.
      The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well.
      The Company is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Jobs Act and, if so, the amount that it will repatriate. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act. As of December 31, 2004, the Company had not decided whether, and to what extent, the Company might repatriate foreign earnings under the Jobs Act. The Company expects to make that determination upon the issuance of further regulatory and legislative guidance. Since there are many outstanding factors that will impact the ultimate tax liability on any foreign earnings that could be repatriated pursuant to the Jobs Act, the range of the income tax effects of such repatriation cannot be reasonably estimated at this time.
      Balance Sheet. All items on the Company’s December 31, 2004 consolidated balance sheet were affected by the increased value of the Euro in 2004. All euro-based activity was converted at the December 31, 2004 and 2003 closing exchange rate of 1.3644 and 1.2557 U.S. Dollar to 1 Euro, respectively.
      Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $87,469 at December 31, 2004, which is a decrease of $1,748 from the December 31, 2003 level. Working capital remains strong due to profitable operations.
      Cash decreased primarily from $5,250 of payments on the convertible debenture and the repayment of current liabilities including MECAR’s short-term borrowings. The amount of cash required to be restricted decreased in 2004 due to completion of certain contracts at MECAR. This was offset by the $2,000 deposit required under the senior loan facility obtained on May 28, 2004.
      Accounts receivable increased due to higher shipments in fourth quarter 2004 versus fourth quarter 2003. Costs and accrued earnings on uncompleted contracts decreased from year-end 2003 primarily as a result of continued work on MECAR contracts. Inventories increased primarily from higher raw material purchases. The inventory buildup will give the subsidiaries the ability to deliver products with the shortest possible lead times. Fair value of foreign exchange contracts was $1,195 at December 31, 2004, compared to $6,900 at December 31, 2003. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Prepaid and other current assets decreased primarily from lower prepaid taxes at MECAR in 2004.
      Property, Plant & Equipment, net of accumulated depreciation, increased primarily from equipment purchases at the business units during 2004. Intangibles decreased primarily from the amortization of capitalized software, customer lists and patents. Goodwill increased as a result of the acquisition of Control Monitor Systems on August 1, 2004 as well as the currency translation adjustment.
      Notes Payable decreased from December 31, 2003 as a result of MECAR paying off a short-term loan. During 2004, MECAR used its cash from operations for working capital needs. Accounts payable decreased as a result of lower production costs, primarily at MECAR. Accrued liabilities decreased due primarily to the costs associated with deferred gains related to forward exchange contracts at MECAR. Customer deposits increased primarily at MECAR as a result of shipments during the period and other new contracts in 2004 requiring deposits. Income taxes decreased due to the tax provisions at MECAR and the VSK Group, offset by the tax benefits at NS Microwave, SeaSpace, Titan Dynamics and Corporate.
      Convertible-subordinated debenture, current and long-term, decreased from December 31, 2003 to December 31, 2004 as the Company commenced its monthly principal payments on June 28, 2004. Monthly payments will continue through March 2005.
      Stockholders’ equity as of December 31, 2004, was positively affected by the increase in the value of the Euro versus the U.S. dollar, resulting in an increase in accumulated other comprehensive income. The Euro appreciated by approximately 9% since the beginning of the year.
      Cash Flows. The table below provides the summary cash flow data for the periods presented:

	For the Years Ended December 31

	2004	2003	2002

Net cash provided by operating activities	$3,987	$30,691	$243
Net cash used in investing activities	(7,998)	(6,342)	(10,100)
Net cash provided by (used in) financing activities	(12,869)	536	11,353
      Operating Activities. The Company generated $3,987 of cash in its operating activities during 2004 whereas it generated $30,691 of cash during the same period of 2003. This is attributed primarily to three factors. First, the Company’s earnings were less in 2004 than in 2003. Second, the Company paid substantial short term liabilities, which included Sarbanes Oxley compliance costs and legal costs associated with a dispute, which was settled in March 2005. Third, the Company collected less cash on shipments to customers. The increase in cash provided by operating activities between 2003 and 2002 is attributed collection of receivables and decreased cash outlays for cost and accrued earnings on uncompleted contracts, which are mainly from MECAR’s and the VSK Group’s customer base. Cash paid for interest was $1,516, $1,492 and $535 for the years ended December 31, 2004, 2003 and 2002, respectively. Cash paid for income taxes was

$7,782, $9,455 and $9,510 for the years ended December 31, 2004, 2003 and 2002, respectively, and includes federal, foreign and state taxes.
      Investing Activities. Cash used in investing activities increased between 2004 and 2003. This stemmed from higher capital expenditures for production equipment at the VSK Group and antenna products at SeaSpace, as well as the acquisition of Control Monitor Systems by the VSK Group. Cash used in investing activities decreased between 2003 and 2002. This stemmed from cash paid for the Titan Dynamics and SeaSpace acquisitions in 2002, with no related acquisition activity in 2003. This decrease was offset by a slight increase in capital expenditures due primarily to higher outlays for production equipment and leasehold improvements at the Belgian business units. The Company anticipates that cash generated from operations and capital leases will be sufficient to support any further capital expenditures in the foreseeable future. Future expenditures will be primarily incurred at MECAR for machinery and equipment and a Surface Treatment plant (in preparation for compliance with new environment/ safety regulations, of which the total estimated costs have yet to be finalized).
      Financing Activities. The Company used $12,869 of cash in financing activities during 2004 whereas it generated $536 of cash during the same period of 2003. This stemmed from substantial payments on short-term borrowings and the convertible debenture, offset by proceeds of long-term debt, in particular the senior secured facility, as well as a decrease in the amount of cash required to be restricted due to completion of certain contracts at MECAR. Cash provided by financing activities decreased between 2003 and 2002. During 2002, the primary source of cash provided by financing activities was the $7,500 proceeds realized from the sale of the convertible debenture and warrant.
      Allied. The parent company continues to operate based on fees and dividends received from its subsidiaries. Allied has made cash infusions to SeaSpace, NS Microwave and Titan Dynamics to support working capital requirements. On May 28, 2004 the Company obtained a senior loan facility under which the Company may borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. The facility allows the Company to make additional draws under the facility under certain conditions through November 28, 2005. All loans under the facility bear interest at the rate of 11.5% per year payable monthly. Principal is paid in sixty equal monthly payments commencing in late December 2005. The Company pays a fee on the unused portion of the facility. Warrants (exercisable at $0.01 per share) to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. Additional warrants (at the rate of 2,000 for each $1 million loan) will be issued with future loan advances. In addition, the Company incurred $860 of closing costs related to this facility. The facility includes certain financial and other covenants. The Company is currently in compliance with those covenants.
      MECAR. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. MECAR typically obtains orders for its ammunition and weapon systems that require credit facilities to provide advance payment guarantees and performance bonds. These needs have been met in the last few years via agreements with a five member international bank syndicate. While the bank syndicate agreement provides that MECAR is responsible to repay the syndicate for amounts paid by the banks pursuant to the guarantees/bonds, the financial terms stipulate that all such obligations be secured, in part, by a cash pledge.
      The bank syndicate agreement provides the banks the right to review and approve each proposed MECAR contract before agreeing to provide the necessary letters of credit, guarantee and/or bond. While management believes that it will be able to finance additional MECAR contracts using the bank syndicate structure, there can be no assurance that such financing will be unconditionally and permanently provided. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital, (ii) a facility for guarantees/ bonds to support customer contracts and iii) support in establishing a foreign currency hedge on its U.S. dollar based production contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions.
      The revised bank agreement, as executed in March 2002, eliminates most restrictions on cash transfers by MECAR to Allied or other Allied group companies. However, the agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of December 31, 2004, MECAR was in compliance with both of these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.
      VSK Group. The VSK Group operated throughout 2004 solely from cash generated from business operations. The VSK Group is obligated on several mortgages and other long-term obligations.
      Other Subsidiaries. NS Microwave, Titan Dynamics and SeaSpace operated in 2004 from cash generated from operations and cash infusions by Allied.
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
      The following table identifies material contractual obligations as of December 31, 2004:

	Payments due by period (amount in 000s)

		Less than 1	2 – 3	4 – 5	More than
Contractual Obligations	Total	year	years	years	5 years

Long-Term Debt Obligations	$1,971	$204	$358	$89	$1,320
Capital Lease Obligations	7,202	2,529	3,842	831	—
Convertible Debenture	2,231	2,231	—	—	—
Operating Leases	1,954	394	824	736	—
Purchase Obligations	—	—	—	—	—

Total Contractual Obligations	$13,358	$5,358	$5,024	$1,656	$1,320

Commercial Commitments Total
Bank guarantees	$26,781	$26,781	—	—	—

      Future Liquidity. The Company continues to explore alternate methods of securing the necessary financial capacity to implement its growth plans. At times, the Company has utilized the services of an investment banker in an attempt to secure financing.
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
      Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2004, we are not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have never been any such demands.

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
      The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition via the percentage of completion method

•	Goodwill and intangible asset valuation

•	Inventory reserves and allowance for doubtful accounts

•	Derivative instruments

•	Valuation of deferred income taxes and income tax reserves.
      Revenue Recognition via the Percentage of Completion Method. We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. The percentage of completion method is used by MECAR, NS Microwave, and SeaSpace for substantially all of their fixed price sales contracts. Approximately 79%, 82% and 85% of consolidated revenue was recognized under the percentage of completion method during 2004, 2003, and 2002, respectively.
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
      Accounting for the profit on a contract requires (1) the total contract value, (2) the estimated total cost to complete, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract’s scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost at completion. Adjustments to original estimates are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. A number of internal and external factors affect our cost of sales estimates, including labor rates and efficiency variances, material usage variances, delivery schedules and testing requirements. Additionally, as inventory items increase in age, obsolete and excess items are charged to cost of sales if the economic conditions of the future sales potential of that inventory warrant a charge. While we believe that the systems and procedures used by the subsidiaries, coupled with the experience of their management teams, provide a sound basis for our estimates, actual results will differ from management’s estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

      Goodwill and intangible asset valuation. The Company adopted the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles with definitive lives and other costs. As of December 31, 2004, the Company has $14.4 million of goodwill recorded in Other assets on the Consolidated Balance Sheet.
      In conjunction with the implementation of the new accounting rules for goodwill, the Company completed a goodwill impairment analysis in the fourth quarter of 2004 and determined that an impairment charge to earnings was not required. As required by the new rules, the Company will perform a similar review each year, or earlier if indicators of potential impairment exist. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. If market conditions in these business units fail to meet expectations, it could negatively impact revenue or cost, and could result in charges for the impairment of goodwill in future periods.
      For intangible assets with definitive lives, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset. As of December 31, 2004, the Company had $3.7 million of intangible assets with definitive lives, which includes patents, customer lists, trademarks, etc. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to reflect the impairment of these assets. Impairment could also result if the underlying technology fails to gain market acceptance, if the products fail to gain expected market acceptance or if the market conditions in the related businesses are unfavorable.
      Inventory reserves and allowance for doubtful accounts. Inventories are stated at the lower of cost or market. Cost is determined based on a first-in, first-out basis. The Company’s inventory includes raw materials, work-in process and finished goods of $17.2 million as of December 31, 2004. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. The write-down is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations.
      Derivatives Instruments. The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized currently in net income.
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
      In the normal course of business, we are exposed to market risk, including foreign currency fluctuations and interest rates changes. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent third parties that provide for payments based on a notional amount. As of December 31, 2004 and 2003, all of the derivatives were related to actual or anticipated exposures of our transactions. We are exposed to credit risk in the event of non-performance by counterparties to derivatives. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties, all of whom we either consider credit worthy, or who have issued letters of credit to support their performance.
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
      Interest Rate Sensitivity. Allied manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies. At December 31, 2004, Allied had approximately $11.4 million of fixed-rate indebtedness. Allied has not entered into any interest rate swaps or other derivatives with respect to its indebtedness. Cash available for investment is typically invested in short term funds, which generally mature in 30 days or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company’s practice to hold these investments to maturity. Assuming year-end cash available for investment (including restricted cash), a 1% change in interest rates would impact net interest income for the years ended December 31, 2004, 2003 and 2002 by $0.4 million, $0.6 million and $0.2 million, respectively.
      Exchange Rate Sensitivity. Allied maintains operations in several foreign countries. Approximately 84% of the Company’s revenue was derived from operations outside the United States. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. Allied’s consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Allied subsidiaries’ local currency and the U.S. dollar will affect the translation of such subsidiaries’ financial results into U.S. dollars for purposes of reporting the consolidated financial results. Allied does not hedge these matters because cash-flows from international operations are generally re-invested locally. It is estimated that a 10% change in the value of the Euro would impact reported net earnings for the years ending December 31, 2004, 2003 and 2002 by approximately $0.6 million, $0.9 million and $1.8 million, respectively. See Note O to the financial statements for more information on financial instruments.
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
Disclosure Controls and Procedures
      Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on that evaluation, for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004.
Management’s Report on Internal Control over Financial Reporting
      Management’s report on the Company’s internal control over financial reporting is included on page F-3 of this annual report on Form 10-K, which report is incorporated herein by reference. The report of the Independent Registered Public Accounting Firm with respect to management’s assessment of the effectiveness of internal controls over financial reporting is included on page F-4 of this annual report on Form 10-K.
      There have been no changes in our internal controls over financial reporting or, to our knowledge, in other factors that could significantly affect our internal control over financial reporting subsequent to the date we conducted the above-described evaluation.

Item 9B.	Other Information
      There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 which was not so disclosed.

PART III
      The Information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the Company’s Proxy Statement to be filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, except for the specific disclosures below:

Item 10.	Directors and Executive Officers of Allied
      Information required by this Item 10 is included in Part I of this annual report on Form 10-K in the section entitled “Executive Officers of Allied”.
      Allied has adopted a code of business conduct and ethics for directors, officers (including Allied’s principal executive officer, principal financial officer and controller) and employees. The code of ethics is available on the Company’s website at http://www.allieddefensegroup.com. Stockholders may request a free copy of the code of ethics from:

Allied Defense Group, Inc.
8000 Towers Crescent Drive, Suite 260
Vienna, Virginia 22182
(703) 847-5268
Attn: Investor Relations
      Additional information required by this Item 10 is included under the captions “Directors and Executive Officers”; “Proposal One-Election of Directors”; “Board and Committee Information-General”; and “Section 16(a) Beneficial Ownership Regarding Compliance” in the Proxy Statement for the 2005 Annual Meeting of Stockholders of the Company and is incorporated herein by reference.

Item 11.	Executive Compensation
      The information required by this Item 11 is included under the caption “Executive and Board Compensation” in the Proxy Statement for the Annual Meeting of Stockholders of the Company, and that information is incorporated by reference in this Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required by this Item 12 is included under the caption “Voting Securities and Principal Stockholders” in the Proxy Statement for the Annual Meeting of Stockholders of the Company, and that information is incorporated by reference in this Form 10-K.

Item 13.	Certain Relationships and Related Transactions.
      The information required by this Item 13 is included under the caption “Employment Contracts and Change-In-Control Agreements” in the Proxy Statement for the Annual Meeting of Stockholders of the Company, and that information is incorporated by reference in this Form 10-K.

Item 14.	Principal Accounting Fees and Service.
      The information required by this Item 14 is included under the caption “Principal Accounting Fees for 2004” in the Proxy Statement for the Annual Meeting of Stockholders of the Company, and that information is incorporated by reference in this Form 10-K.

PART IV
Item 15.     Exhibits and Financial Statement Schedules

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).
3.2	Amended and Restated By-Laws (Incorporated by reference from Form 10-Q filed in August 2004).
3.3	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).
10.1	Employment Agreement between Allied and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001).
10.2	Employment Agreement letter amendments between Allied and John G. Meyer, Jr. (Incorporated by reference from Form 10-Q filed in August 2004).
10.3	Employment Agreement between Allied and Charles A. Hasper (Incorporated by reference from Form 8-K filed in August 2001).
10.4	Employment Agreement letter amendment between Allied and Charles A. Hasper (Incorporated by reference from Form 10-Q filed in August 2004).
10.5	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).
10.6	Employment Agreement letter amendment between Allied and Monte L. Pickens (Incorporated by reference from Form 10-Q filed in August 2004).
10.7	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).
10.8	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 10-Q filed in August 2004).
10.9	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001 and April 2002).
10.10	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).
10.11	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).
10.12	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002).
10.13	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.14	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.15	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).
10.16	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002).
10.17	Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Form 10-Q filed in August 2004).
10.18	Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries (Incorporated by reference from Form 8-K filed in June 2004)
10.19	Amendment to Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries
10.20	Stock Option Agreement-Employee Form (Incorporated by reference from Form 10-Q filed in November 2004)

Exhibit No.	Description of Exhibits

10.21	Director’s Stock Option Agreement-Director Form (Incorporated by reference from Form 10-Q filed in November 2004)
10.22	Summary of Annual Compensation of Board Members
21	List of Subsidiaries
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
      On November 4, 2004, the Company filed a Form 8-K reporting its 2004 third quarter financial results.
SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allied Defense Group, Inc.

By:	/s/ John G. Meyer, Jr.

John G. Meyer, Jr.
Chief Executive Officer and President
Date: March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Charles A. Hasper Charles A. Hasper,	Chief Financial Officer and Treasurer	Date: March 31, 2005

By:	/s/ Gresford B. Gray Gresford B. Gray,	Controller and Corporate Secretary	Date: March 31, 2005

**********

/s/ J. R. Sculley J. R. Sculley		Director	Date: March 31, 2005

/s/ Clifford C. Christ Clifford C. Christ		Director	Date: March 31, 2005

/s/ Harry H. Warner Harry H. Warner		Director	Date: March 31, 2005

/s/ Ronald H. Griffith Ronald H. Griffith		Director	Date: March 31, 2005

/s/ Gilbert F. Decker Gilbert F. Decker		Director	Date: March 31, 2005

/s/ John G. Meyer, Jr. John G. Meyer, Jr.		Director	Date: March 31, 2005

/s/ J.H. Binford Peay, III J.H Binford Peay, III		Director	Date: March 31, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2004
FORMING A PART OF
ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
OF
The Allied Defense Group Inc.

THE ALLIED DEFENSE GROUP INC.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
To the Shareholders of The Allied Defense Group, Inc.:
      The management of The Allied Defense Group, Inc. is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. The company’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      The company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the company’s internal control over financial reporting is ineffective based on those criteria. We identified a material weakness in our internal control over financial reporting due to the method of accounting for foreign currency exchange (FX) contracts of our foreign operations in that we did not comply with the guidelines of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133).
      We did not comply with the requirements of FAS 133. The Company has engaged an outside financial consultant experienced in these matters to assist in future testing/documentation and the Company expects to establish policies, procedures and documentation to satisfy the requirements of FAS 133 and return to the use of hedge accounting with respect to future foreign exchange contracts.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of our internal control over financial reporting which report immediately follows this report.

/s/ Charles A. Hasper Charles A. Hasper Chief Financial Officer March 31, 2005	/s/ John G. Meyer, Jr. John G. Meyer, Jr. Chief Executive Officer March 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
The Allied Defense Group, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Allied Defense Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, with respect to maintaining and evaluating whether the policies, procedures and related controls existed that allowed Allied Defense Group to determine whether its foreign currency contacts qualified for hedge accounting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Allied Defense Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls related to foreign currency contracts the Company has entered into. The Company did not have appropriate policies, procedures and documentation in place to support the use of hedge accounting for the foreign currency contracts it enters into. Additionally, the Company did not, at December 31, 2004 have the necessary controls over financial reporting in place to properly identify the lack of documentation, which is necessary to properly evaluate a derivative instrument to determine if hedge accounting is appropriate, or to perform the required computation and evaluation concerning hedge effectiveness.
      This control deficiency resulted in errors that required the restatement of the Company’s consolidated financial statements for 2003 and 2002, the first three quarterly periods in 2004 and all quarterly periods in 2003, as discussed in Note A to the consolidated financial statements. The errors primarily affected contracts and accrued earnings on uncompleted contract, revenue, cost of sales and income tax balance sheet accounts and the related provisions. This deficiency also resulted in audit adjustments to the 2004 consolidated financial statements primarily affecting contracts and accrued earnings on uncompleted contracts, revenue, cost of sales and income tax related expense accounts. Additionally, this control deficiency could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
      In our opinion, management’s assessment that The Allied Defense Group did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, The Allied Defense Group has not maintained effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control — Integrated Framework issued by COSO.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related Consolidated Statements of Earnings, Stockholder’s Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 14, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ Grant Thornton LLP
Baltimore, Maryland
March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
The Allied Defense Group, Inc.
      We have audited the accompanying consolidated balance sheets of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their earnings and their consolidated cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note A to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets.
      As described in Note A, the Company restated its financial statements for the years ended December 31, 2003 and 2002.
      Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Allied Defense Group’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ Grant Thornton LLP
Baltimore, Maryland
March 14, 2005

THE ALLIED DEFENSE GROUP, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

		Restated
	(In Thousands of
	Dollars)
ASSETS
Current Assets
Cash	$27,940	$43,377
Restricted cash	11,757	15,937
Accounts receivable, net	31,946	33,404
Costs and accrued earnings on uncompleted contracts	52,745	60,516
Inventories, net	17,161	12,068
Deferred tax asset	1,058	1,016
Fair value of foreign exchange contracts	1,195	6,900
Prepaid and other current assets	4,123	4,880

Total current assets	147,925	178,098

Property, Plant and Equipment, net	30,294	24,615

Other Assets
Intangible assets, net	3,723	4,135
Goodwill	14,401	13,718
Deferred tax asset, non-current	485	—
Other assets	528	378

	19,137	18,231

	$197,356	$220,944

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.
CONSOLIDATED BALANCE SHEETS — Continued

	December 31,

	2004	2003

		Restated
	(Thousands of Dollars)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$54	$14,200
Current maturities of long-term debt	2,733	2,709
Convertible subordinated debenture, current	2,231	5,250
Accounts payable	34,933	53,284
Accrued liabilities	9,374	7,594
Customer deposits	8,708	4,938
Deferred compensation	1,612	—
Income taxes	811	906

Total current liabilities	60,456	88,881

Long-Term Obligations
Long-term debt, less current maturities and unamortized discount	6,440	4,902
Convertible subordinated debenture, less current maturities and unamortized discount	—	2,156
Deferred compensation	377	1,334
Deferred taxes	—	5,533

	6,817	13,925
Contingencies and Commitments	—	—

Stockholders’ Equity
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,601,101 in 2004 and 5,551,373 in 2003	560	555
Capital in excess of par value	26,669	25,891
Retained earnings	78,013	75,495
Accumulated other comprehensive income (loss)	24,841	16,197

	130,083	118,138

	$197,356	$220,944

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.
CONSOLIDATED STATEMENTS OF EARNINGS

	Years ended December 31,

	2004	2003	2002

		Restated	Restated
	(In Thousands of Dollars, except
	per share data)
Revenue	$146,900	$154,235	$145,274

Cost and expenses
Cost of sales	104,850	114,800	90,430
Selling and administrative	29,173	23,998	17,497
Research and development	6,695	4,532	1,629

	140,718	143,330	109,556

Operating income	6,182	10,905	35,718

Other income (expense)
Interest income	549	459	506
Interest expense	(2,441)	(2,490)	(2,087)
Other — net	(812)	255	1,300

	(2,704)	(1,776)	(281)

Earnings before income taxes	3,478	9,129	35,437
Income tax expense	960	5,201	14,543

NET EARNINGS	$2,518	$3,928	$20,894

Earnings per share
Basic	$0.45	$0.71	$3.94
Diluted	$0.42	$0.66	$3.73

Weighted average number of common shares:
Basic	5,568,183	5,496,786	5,304,998

Diluted	5,991,101	5,970,119	5,658,274

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years ended December 31, 2004, 2003 and 2002

		Common Stock				Accumulated
	Preferred			Capital		other	Total
	Stock, no		$.10	in excess	Retained	comprehensive	stockholders’
	par value	Shares	par value	of par value	earnings	(loss) income	Equity

	(In Thousands of Dollars, except per share data)
Balance at January 1, 2002, as previously reported	$—	5,129,179	$513	$17,273	$50,673	$(9,810)	$58,649
Derivative adjustment						(202)	(202)
Balance at January 1, 2002, as restated	$—	5,129,179	$513	$17,273	$50,673	$(10,012)	$58,447
Common stock awards	—	35,964	3	785			788
Common stock issued	—	293,070	29	6,444			6,473
Employee stock purchase plan purchases	—	9,100	1	168			169
Exercise stock options	—	7,500	1	61			62
Warrants issued	—	—	—	140			140
Comprehensive income Net earnings for the year, restated	—	—	—	—	20,894		—
Currency translation adjustment	—	—	—	—		10,870	—
Total comprehensive income	—	—	—	—	—	—	31,764

Balance at December 31, 2002, as restated	$—	5,474,813	$547	$24,871	$71,567	$858	$97,843
Common stock awards		6,000	1	110			111
Employee stock purchase plan purchases		10,560	1	151			152
Exercise stock options		60,000	6	759			765
Comprehensive income Net earnings for the year, restated					3,928
Currency translation adjustment						15,339
Total comprehensive income	—	—	—	—	—	—	19,267

Balance at December 31, 2003, as restated	$—	5,551,373	$555	$25,891	$75,495	$16,197	$118,138
Common stock awards		5,753	1	105			106
Employee stock purchase plan purchases		16,241	1	259			260
Exercise stock options		27,734	3	346			349
Warrants issued		—	—	68			68
Comprehensive income
Net earnings for the year					2,518
Currency translation adjustment						8,644
Total comprehensive income	—	—	—	—	—	—	11,162

Balance at December 31, 2004	$—	5,601,101	$560	$26,669	$78,013	$24,841	$130,083

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,

	2004	2003	2002

		Restated	Restated
	(In Thousands of Dollars)
Cash flows from operating activities
Net earnings for the year	$2,518	$3,928	$20,894
Adjustments to reconcile net earnings to net cash from (used in) continuing operating activities Depreciation and amortization	4,551	4,037	3,322
Unrealized losses (gains) on forward contracts	4,217	1,233	(17,165)
Gain on sale of fixed assets	(44)	(18)	—
Deferred income taxes	(1,584)	3,384	6,629
Provision for estimated losses on contracts	661	255	282
Amortization of debt issue costs and conversion feature	179	243	—
Common stock awards	106	111	651
Changes in assets and liabilities
Accounts receivable	(10,246)	2,305	(2,572)
Cost and accrued earnings on uncompleted contracts	25,635	(830)	(29,570)
Inventories	(4,090)	(1,392)	(3,309)
Prepaid expenses and other assets	1,275	(1,609)	532
Accounts payable and accrued liabilities	(22,442)	21,488	18,801
Customer deposits	3,100	(928)	993
Deferred compensation	521	672	300
Income taxes	(370)	(2,188)	455

	1,469	26,763	(20,651)

Net cash provided by operating activities	3,987	30,691	243
Cash flows used in investing activities
Capital expenditures	(7,517)	(6,362)	(6,290)
Acquisitions, net of cash acquired	(525)	—	(3,810)
Proceeds from sale of fixed assets	44	20	—

Net cash used in investing activities	(7,998)	(6,342)	(10,100)
Cash flows from (used in) financing activities
Net (decrease) increase in short-term borrowings	(14,013)	5,780	3,245
Proceeds from convertible subordinated debenture	—	—	7,500
Principal payments on long-term debt and debenture	(8,279)	(2,343)	(1,486)
Proceeds from issuance of long-term debt	4,781	1,989	2,796
Debt issue costs	(860)	—	(158)
Proceeds from stock purchases	261	152	169
Option exercises	348	765	62
Restricted cash and restricted deposits	4,893	(5,807)	(775)

Net cash (used in) provided by financing activities	(12,869)	536	11,353
Effects of exchange rates on cash	1,443	3,616	2,458

Net (decrease) increase in cash	(15,437)	28,501	3,954
Cash at beginning of year	43,377	14,876	10,922

Cash at end of year	$27,940	$43,377	$14,876

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	$1,516	$1,492	$535
Income taxes	7,782	9,455	9,510
Supplemental Non-Cash Investing and Financing Activities:
Non-cash consideration in connection with business acquisition	—	—	$6,473
Warrants issued in conjunction with long term debt and convertible subordinated debenture	68	—	140
Convertible debenture beneficial conversion feature	—	—	138
The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Note A — Summary of Significant Accounting Policies
      Nature of Operations. The Allied Defense Group Inc. (Allied), a Delaware corporation, is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. These products and services are marketed to selected segments of a broad range of markets including ordnance, electronic security, environmental safety and software simulation.
      Restatement. Management concluded that Allied did not qualify for the use of hedge accounting due to the fact that Allied did not have the appropriate policies, procedures or documentation to support the use of hedge accounting for its foreign currency contracts. At December 31, 2004, the Company did not have the necessary controls over financial reporting in place to properly identify the lack of documentation, which is necessary to properly evaluate a derivative instrument to determine if hedge accounting is appropriate, or to perform the required computation and evaluation of hedge effectiveness. This resulted in the restatement of amounts previously reported in the Company’s financial statements for the years 2003 and 2002 and for the first nine months of 2004. In addition, certain disclosures in other notes to the consolidated financial statements have been restated to reflect the restatement adjustments. The matters consist of certain errors related primarily to transactions initially recorded in periods from 2001 to 2003, but affecting periods from 2001 through 2004.
      The determination to restate the consolidated financial statements was approved by the audit committee of Allied’s board of directors upon the recommendation of Allied’s senior management. The impact of these adjustments on the previously filed consolidated financial statements for the years ended December 31, 2003 and 2002 is presented below. The operating results, as reported, have been revised to include the impact of accounting for the Allied’s foreign currency contracts as derivatives and not as fair value hedges.
      The table below shows the impact of the restatement on years 2002 and 2003.
Selected Consolidated Statement of Earnings Data

		Impact From	Impact from	As Previously
	Actual	Derivative Gains(1)	Euro Fluctuations(2)	Reported

Year Ended December 31, 2003

Revenues	$154,235	$(13,625)	$30,797	$171,407
Cost of Sales	114,800	—	9,758	124,558
Operating income	10,905	(13,625)	21,039	18,319
Earnings before income	9,129	(13,625)	21,039	16,543
Income taxes	5,201	(4,632)	7,153	7,722

Net Earnings	$3,928	$(8,993)	$13,886	$8,821

Year Ended December 31, 2002

Revenues	$145,274	$(16,977)	$2,569	$130,866
Cost of Sales	90,430	—	1,079	91,509
Operating income	35,718	(16,977)	1,490	20,231
Earnings before income	35,437	(16,977)	1,490	19,950
Income taxes	14,543	(5,772)	507	9,278

Net Earnings	$20,894	$(11,205)	$983	$10,672

(1)	Unrealized gains on FX contracts and related tax effects.

(2)	Impact of revising the euro-based based revenues at the spot rates and related tax effects.

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

	December 31, 2003		December 31, 2002

		As Previously	As	As Previously
	As Restated	Reported	Restated	Reported

Accounts receivable	$33,404	$29,321	$28,027	$28,551
Costs and accrued earnings on uncompleted contracts	60,516	68,414	55,601	56,728
Fair value of foreign exchange contracts	6,900	9,378	18,815	13,595
Total current assets	178,098	184,391	137,983	134,414
Total assets	220,944	227,237	171,737	168,168
Accrued liabilities	7,594	16,846	8,219	8,219
Foreign exchange contracts	—	9,378	—	13,595
Total current liabilities	88,881	107,511	60,637	74,232
Deferred tax liability — non-current	5,533	1,339	5,946	111
Total liabilities	102,806	117,242	73,894	81,654
Accumulated other comprehensive income (loss)	16,197	13,383	858	(249)
Total liabilities and stockholder’s equity	220,944	227,237	171,737	168,168
      The adjustments on the balance sheets resulted from unhedging the transactions that occurred in 2002 and 2003.
      Basis of Presentation. The consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries as follows:

•	ARC Europe, S. A. (ARC Europe), a Belgian company,

•	Allied Research Corporation Limited (Limited), an inactive United Kingdom company,

•	News/ Sports Microwave Rental, Inc. (NS Microwave), a California corporation,

•	Titan Dynamics Systems, Inc., (Titan Dynamics), a Texas corporation,

•	SeaSpace Corporation (SeaSpace), a California corporation, and

•	Mecar USA, a Delaware corporation.
      ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (MECAR), Sedachim S.I., S.A. and the VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Tele Technique Generale, S.A., Intelligent Data Capturing Systems, N.V., Belgian Automation Units, N.V., VIGITEC S.A., and Control Monitor Systems.
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
      Cash. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2004 and 2003, the Company had no cash equivalents.
      Accounts Receivable. Accounts receivable from foreign government agencies are supported by letters of credit or other guarantees. They are stated at the amount the company expects to collect from balances outstanding at year end. Based on management’s assessment of the supported letters of credit and other guarantees, it has concluded that no allowance for doubtful accounts is required. The Company maintains an allowance for doubtful accounts for commercial receivables which is determined based on historical experience and management’s expectations of future losses. Losses have historically been within management’s expectations.
      Inventories. Inventories consist of raw materials, work in process, and finished goods, and are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. The write-down is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required.
      Property, Plant and Equipment. Property, Plant and Equipment are stated at cost and depreciated using the straight-line method over their estimated service lives, as follows:

Buildings	20 — 30 years
Machinery and equipment	3 — 10 years
      Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. Accelerated depreciation methods are used for tax purposes on certain assets. Maintenance and repairs are charged to expense as incurred; additions and betterments are capitalized. Upon retirement or sale, the cost and related accumulated depreciation of the disposed assets are removed and any resulting gain or loss is credited or charged to operations.
      Assets under capital lease obligations are recorded at the lesser of the present value of the minimum lease payments or the fair market value of the leased asset, at the inception of the lease. Amortization of assets acquired under capital lease obligations is recorded in depreciation expense.
      Intangibles and Goodwill. Intangibles and goodwill, acquired in connection with business acquisitions, are stated at cost. The cost of intangibles other than goodwill is amortized on a straight-line basis over their expected lives of three to twenty years. Goodwill is not amortized, but is subject to an annual impairment test along with other intangibles, pursuant to the provision of Statement of Financial Accounting Standards (SFAS) No. 142. SFAS No. 142 was adopted effective January 1, 2002. The recoverability of carrying values of intangible assets is evaluated on a recurring basis. The primary indicators are current and forecasted profitability and cash flow of the related business. There have been no adjustments to the carrying values of intangible assets resulting from these impairment tests. The Company’s segments for purposes of applying SFAS 142 are Electronic Security, Environmental Safety and Security and Software, Training and Simulation.
      Derivative Financial Instruments. The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized currently in net income as described above. The Company determined during 2004 that it did not qualify for hedge accounting and as such has restated the 2003 and 2002 financial statements accordingly. The Company accounts for its foreign country contracts as derivatives.
Revenue and Cost Recognition.

•	Percentage of Completion Method — Revenues under fixed price contracts are recognized on the percentage-of-completion method measured by costs incurred to total estimated costs at completion. The actual costs on these contracts may differ from the Company’s estimate at completion. Provision for estimated losses and penalties on contracts are recorded when identified. Revenues under cost-plus-fixed-fee and time and material contracts are recognized on the basis of costs incurred during the period plus the fee earned. As contracts extend over one or more years, revisions in costs and earnings estimated during the course of the work are reflected in the accounting period in which the facts which require the revision become known. The revenue recognized on the contracts in progress for 2004, 2003 and 2002 were $116,161, $125,672 and $123,965, respectively.

Costs and accrued profits on uncompleted direct and indirect fixed price contracts with foreign governments, direct and indirect U.S. government foreign military sales (FMS) contracts, and custom designed domestic security and weather systems, which are billable upon completion, are carried as costs and accrued earnings on uncompleted contracts.

•	Completed contract method — Revenues from the sale of traditional fire & security systems, as well as battlefield effects simulators, are recognized when the installation is completed, less a provision for anticipated service costs. Security system maintenance contract revenues are recognized over the term of the contract on a straight-line basis. Revenues from service work rendered are recorded when performed.
      In the normal course of the Company’s business, it does not bill shipping and handling costs to customers. Shipping and handling costs are included in cost of sales.
      The Company records advances received from customers as a current liability.
      Advertising. Advertising costs are expensed as incurred. These costs are not material to the Company’s operations.
      Research and Development. Research and development costs are expensed as incurred. Such costs include salaries and benefits, rents, supplies, and other costs related to various products under development. The costs also include costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During 2004, the Company capitalized $342 of costs related to internally developed software systems in accordance with SOP 98-1. During 2003 and 2002, no costs were capitalized.

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
      Income Taxes. Income taxes are provided based on the liability method for financial reporting purposes. Under this method, deferred and prepaid taxes are provided for on temporary differences in the basis of assets and liabilities which are recognized in different periods for financial and tax reporting purposes. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.
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
      Detachable Stock Purchase Warrants — The Company allocates proceeds received in a debt financing to the debt and any detachable warrants based on their relative fair values. The fair value of the warrants is determined by the Black-Scholes option-pricing model at the date of issuance. The fair value allocated to the warrants is recognized as a discount and is amortized to interest expense over the life of the related debt.
      With respect to convertible debt financings, the Company applies Emerging Issues Task Force (EITF) 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. EITF 98-5 clarifies the accounting for instruments with beneficial conversion features and adjustable conversion ratios. The beneficial conversion feature is calculated by allocating the proceeds received in the financing to the intrinsic value based on the effective conversion price as a result of the allocated proceeds. The fair value of the beneficial conversion feature is recognized as a discount and is amortized to interest expense from the date of issuance to the stated redemption date.
      Stock-Based Compensation — The Company currently accounts for stock options using the intrinsic value method and is applying APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation costs for stock options is measured and recorded as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant. No compensation cost has been recognized for the granting of stock options to employees in the years ended 2004, 2003 and 2002.

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
      The following table presents the pro forma decrease in income that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

	2004	2003	2002

		Restated	Restated
Reported net earnings	$2,518	$3,928	$20,894
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(585)	(471)	(347)

Pro forma net earnings	$1,933	$3,457	$20,547

Basic earnings per share
Reported earnings per share	0.45	0.71	3.94
Compensation costs, net of tax	(0.11)	(0.09)	(0.07)

Pro forma basic earnings per share	$0.34	$0.62	$3.87

Diluted earnings per share
Reported earnings per share	0.42	0.66	3.73
Compensation costs, net of tax	(0.10)	(0.08)	(0.06)

Pro forma basic earnings per share	$0.32	$0.58	$3.67

      Options granted during the years ended December 31, 2004, 2003 and 2002 were 40,000, 149,000 , and 252,500, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the date of grant for 2004, 2003 and 2002 were $7.78, $6.72 and $6.38, respectively. The weighted average assumptions used in the model were as follows.

	2004	2003	2002

Risk free interest rate	3.63%	2.86%	1.82%
Expected volatility rate	33.90%	47.00%	44.00%
Expected lives — years	3	3	3
Divided yield	—	—	—
      The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.
      Major Customers. The Company derives the majority of its revenues directly or indirectly from foreign governments (some of which are through the U.S. government via the Foreign Military Sales program), primarily on fixed price contracts. Direct and indirect sales to agencies of The Kingdom of Saudi Arabia and Belgium accounted for approximately 28% and 4% of revenue in 2004, 51% and 4% of revenue in 2003, and 69% and 1% of revenue in 2002.
      Concentrations of Credit Risk. Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company’s customer base. The Company generally receives guarantees and letters of credit from its foreign customers

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
and performs ongoing credit evaluations of its other customers’ financial condition. The Company’s provision for doubtful accounts for 2004 and 2003 was not significant.
      The majority of ammunition sales are to or for the benefit of agencies of The Kingdom of Saudi Arabia and other foreign governments. MECAR’s ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, MECAR’s business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 2004 and 2003, backlog orders, believed to be firm, from operations, approximated $77,273 and $107,795, respectively. The December 31, 2004 and 2003 backlogs included an unfunded portion of $9,445 and $12,000, respectively, from an indefinite delivery, indefinite quantity (IDIQ) federal contract.
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
      Amounts in foreign banks at December 31, 2004 and 2003 were approximately $35,047 and $42,954, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company’s financial position and results of operations since the Company has assets and operations in Belgium and sells its products on a worldwide basis.
Newly Issued Accounting Standards
      In December 2004, the FASB issued revised SFAS No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for share-based compensation to employees and requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after June 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of 2005. The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.
      In, November 2004, the FASB issued SFAS 151, Inventory Costs — An Amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that. under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is to be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on its financial position or results of operations.
      Also in December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets—An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.
Note B — Acquisition

Control Monitor Systems
      On August 1, 2004, the VSK Group acquired all the common stock of Control Monitor Systems in a transaction accounted for as a purchase. This acquisition was undertaken to provide the Company with a position in a high-growth segment of the North American Electronic Security market. The cost of the acquisition was $400 of cash. The VSK Group entered into a $300 loan to fund the acquisition. The loan is payable in equal installments on August 1, 2005, 2006, and 2007. The results of Control Monitor Systems have been consolidated since its acquisition on August 1, 2004.
      The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition of Control Monitor Systems:

Current assets	$69
Property and equipment	23
Goodwill	449
Intangibles	50
Total assets acquired	591
Current liabilities	(172)
Deferred tax liability	(19)

Net assets acquired	$400

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
      The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition Titan Dynamics Systems:

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
      The cost of acquisition was $9,266 consisting of cash of $4,500, direct incremental expenses of $51, and shares of Allied common stock valued at $4,590, based on the market price of the shares. The Company also issued a $250 promissory note payable in equal installments on July 31, 2003 and 2004. The Company has recorded the $250 installments paid in 2003 and 2004 as additional goodwill. The results of SeaSpace’s operations have been consolidated since its acquisition on July 31, 2002.
      The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition of SeaSpace Corporation:

Current assets	$4,245
Property and equipment	725
Goodwill	4,322
Intangibles	2,495
Other assets	153

Total assets acquired	11,940
Deferred tax liability	(874)
Other liabilities	(1,800)

Net assets acquired	$9,266

      The acquired identifiable intangibles assets in these transactions were as follows:

	Estimated	Weighted Average
	Fair Value	Amortization Period

Capitalized Software	$523	6 years
Customer lists	1,972	15 years
Customer list	50	—
Patents	894	13 years

Total	$3,439	13 years

      Of the $6,427 in goodwill arising from these transactions, $449, $1,656 and $4,322 related to the Electronic Security, Software, Training & Simulation and Environmental Safety & Security Segments, respectively, and is not deductible for tax purposes.
Note C — Restricted Cash
      Restricted Cash at December 31 is comprised as follows:

	2004	2003

Collateralized performance bonds and advance payment guarantees	$9,745	$15,812
Senior secured facility deposit	2,000	—
Other	12	125

	$11,757	$15,937

      MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreements used to provide these financial guarantees place restrictions on certain cash deposits and other liens on

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
MECAR’s assets. Restricted cash of $9,745 and $15,812 at December 31, 2004 and 2003, respectively, was restricted or pledged as collateral for these agreements.
      The Company made a security deposit in connection with the senior secured facility as further described in Note K.
Note D — Accounts Receivable
      Accounts receivable at December 31 are comprised as follows:

	2004	2003

		Restated
Direct and indirect receivables from governments	$19,290	$19,696
Commercial and other receivables, less allowance for doubtful receivables of $143 in 2004 and $115 in 2003	12,656	13,708

	$31,946	$33,404

      Receivables from foreign government and government agencies are generally due within 30 days of shipment, less a 10% hold back provision which is generally due within 90 days. Since these receivables are supported by letters of credit or other guarantees, no provision for doubtful accounts is deemed necessary. The Company maintains an allowance for doubtful accounts on commercial receivables, which is determined based on historical experience and management’s expectations of future losses. Losses have historically been within management’s expectations.
Note E — Inventories
      Inventories at December 31 are comprised as follows:

	2004	2003

Raw materials	$15,701	$9,852
Work in process	686	1,017
Finished goods, less reserve for obsolescence of $668 in 2004 and $214 in 2003	774	1,199

	$17,161	$12,068

Note F — Property, Plant & Equipment
      Property, Plant & Equipment at December 31 are comprised as follows:

	2004	2003

Land	$1,632	$1,502
Buildings and improvements	23,621	20,021
Machinery and equipment	59,372	50,309

	$84,625	$71,832
Less accumulated depreciation	54,331	47,217

	$30,294	$24,615

      Depreciation expense was $4,093, $3,592 and $2,815 for the years ended December 31, 2004, 2003, and 2002, respectively.

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
      Capital Leases. The Company leases equipment under various capital leases, with lease terms through 2009. The economic substance of the leases is that the company is financing the acquisition of the assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities.
      The following is an analysis of the leased property under capital leases included in property plant and equipment:

	2004	2003

Leased equipment	$13,721	$10,769
Less: accumulated amortization	4,170	3,063

	$9,551	$7,706

      The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2004:

Year ending December 31,
2005	$2,678
2006	2,385
2007	1,681
2008	650
2009	230

Total minimum lease payments	7,624
Less: Amount representing interest	(431)

Present value of net minimum lease payments	$7,193

Note G — Intangible Assets
      Intangible assets at December 31 are comprised as follows:

	December 31, 2004			December 31, 2003

Intangible assets	Gross	Accumulated		Gross	Accumulated
subject to amortization:	Amount	Amortization	Net	Amount	Amortization	Net

Capitalized Software	$1,184	$477	$707	$1,179	$282	$897
Customer Lists	2,297	540	1,757	2,247	356	1,891
Patents	1,494	235	1,259	1,494	147	1,347

Total	$4,975	$1,252	$3,723	$4,920	$785	$4,135

      Consolidated amortization expense related to intangible assets, excluding goodwill, for 2004, 2003 and 2002 was $467, $445 and $340, respectively. Estimated future aggregate annual amortization for intangible assets is as follows:

Year	Amount

2005	$540
2006	379
2007	297
2008	225
2009	225

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
Note H — Goodwill

		Environmental	Software, Training
	Electronic Security	Safety & Security	& Simulation	Total

Balance as of January 1, 2003	$5,936	$3,323	$1,345	$10,604
Goodwill acquired during the year		125		125
Deferred tax asset adjustment	426	874	311	1,611
Foreign exchange fluctuation	1,378			1,378
Balance as of December 31, 2003	$7,740	$4,322	$1,656	$13,718
Goodwill acquired during the year	449	125		574
Deferred tax asset adjustment			(261)	(261)
Foreign exchange fluctuation	370	—	—	370

Balance as of December 31, 2004	$8,559	$4,447	$1,395	$14,401

      The Environmental Safety & Security segment goodwill acquired in 2003 and 2004 relates to payments on a $250 promissory note related to the SeaSpace acquisition. The note was payable in equal installments on July 31, 2003 and 2004 and the $125 installment payments were recorded as additional goodwill. The Electronic Security segment goodwill acquired in 2004 relates to the acquisition of Control Monitor Systems. The 2004 deferred tax asset adjustment for the Software Training Simulation segment related to the removal of Titan Dynamics valuation allowance.
Note I — Notes Payable and Credit Facility
      Notes Payable — At December 31, 2004, NS Microwave had a note of $54 for machinery and vehicles. At December 31, 2003, MECAR had borrowed $4,322 under its lines of credit with its lenders. In addition, MECAR borrowed $9,878 under a short-term loan which was secured by a receivable of $9,878. The weighted average interest rate for Notes Payable as of December 31, 2004 and 2003 was 3%.
      Credit Facility — MECAR is obligated under an agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts as well as a line of credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. As of December 31, 2004 and 2003, guarantees and performance bonds of approximately $25,779 and $17,233, respectively, were outstanding.
      Advances under the Agreement are secured by restricted cash of approximately $9,745 and $15,812 at December 31, 2004 and 2003, respectively. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $46,994 on MECAR’s net assets. The Agreement requires that MECAR maintains net worth and working capital covenants.
Note J — Accrued Losses on Contracts and Deferred Compensation
      Accrued losses on contracts. The Company provided for accrued losses of $726 at December 31, 2004 in connection with the completion of certain contracts in progress. These contracts are scheduled to be completed in 2005. Accrued contract losses at December 2003 were $283. These amounts are included in accrued liabilities.

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
      Deferred compensation. The December 31, 2004 deferred compensation balance represents a post-employment obligation to a Company employee. The obligation will be paid in 2005.
Note K — Long-Term Debt
      Long-term obligations as of December 31 consist of the following:

	2004	2003

Notes payable, less unamortized discount and debt issue costs	$1,176	$—
Mortgage loan agreements	284	908
Loan for Control Monitor Systems acquisition	300

Capital leases and other	7,413	6,703

Total Long-Term Debt	$9,173	$7,611
Less current maturities	2,733	2,709

Long-Term Debt, less current maturities and unamortized discount	$6,440	$4,902

      Notes payable. On May 28, 2004 the Company obtained a senior loan facility from an accredited lender under which the Company may borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. The facility allows the Company to make additional draws under the facility under certain conditions through November 28, 2005. All loans under the facility bear interest at the rate of 11.5% per year payable monthly. Principal is paid in sixty equal monthly payments commencing in late December 2005. The Company pays a fee on the unused portion of the facility. Warrants (exercisable at $0.01 per share) to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. Additional warrants (at the rate of 2,000 for each $1 million loan) will be issued with future loan advances. The facility is secured by first priority security interest, subject only to permitted liens, in substantially all of the Company’s domestic tangible and intangible assets. The Company also incurred $860 of closing costs related to this note payable, which along with the fair value of the warrants is being amortized over the life of the debt. The facility includes four financial covenants and a number of negative covenants pertaining only to its domestic subsidiaries. The Company is currently in compliance with those covenants.
      Mortgage Loan Agreements. The Company entered into a mortgage loan agreement in 1986, which was amended in 1994, to partially finance the construction of MECAR’s manufacturing and administration facilities in Belgium, which had a balance due of $591 at December 31, 2003. The loan was fully repaid in January, 2004. The Company is also obligated on several mortgages on the VSK Group’s buildings which have a total balance due of $284 at December 31, 2004. The mortgages mature at various dates through 2005, plus interest at rates ranging from 3.9% to 4.5% per year.
      Loan for Control Monitor Systems acquisition. The VSK Group entered into a $300 loan to fund the acquisition of Control Monitor Systems. The loan is payable in equal installments on August 1, 2005, 2006, and 2007.
      Other. The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2010.

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
      Scheduled annual maturities of long-term obligations as of December 31, 2004 are as follows:

Year	Amount

2005	$2,733
2006	2,431
2007	1,770
2008	684
2009	235
Thereafter	1,320
Note L — Convertible Subordinated Debenture
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
Note M — Benefit Plans
      In 2003, the Company adopted a 401(k) plan. Employer contributions to the plans in 2004, 2003 and 2002 were approximately $96, $108, and $105, respectively. Employee contributions to the plan in 2004 were $75. Under the terms of labor agreements at its Belgian subsidiaries, the Company contributes to certain governmental and labor organization employee benefit and retirement programs.
Note N — Contingencies and Commitments
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
      A suit was filed against SeaSpace in the Japanese courts. The proceeding related to SeaSpace’s termination of its distributor in Japan and its designation of a new distributor.
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
      The Company leases domestic office space and equipment under operating leases which expire at various dates through 2009. Certain leases also include escalation provisions for taxes and operating costs. The

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
following is a schedule by year of base rentals due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2004:

Year	Amount

2005	$394
2006	406
2007	418
2008	431
2009	304
      Total rental expense charged to operations approximated $387, $356 and $214, for the years ended December 31, 2004, 2003 and 2002, respectively.
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
Note O — Fair Value of Financial Instruments
      At December 31, 2004 and 2003, the Company’s financial instruments include cash, receivables, payables, borrowings, forward exchange contracts, guarantees and performance bonds. The face value of cash, receivables and payables approximate their carrying values because of the short-term nature of the instruments. The estimated fair value of the other financial instruments and off-balance-sheet credit obligations are as follows:

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

			Restated
Notes payable and long-term obligations, including current maturities	$13,447	$13,447	$30,550	$30,550
Foreign exchange contracts	1,223	1,223	6,900	6,900
Off-balance-sheet instruments	—	—	—	—
Guarantees and performance bonds	—	26,781	—	18,097
Standby letters of credit	—	—	—	—
      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

•	The fair value of notes payable and long-term obligations is estimated based on approximate market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The Company believes the aggregate carrying value approximates fair value.

•	The fair value of foreign exchange contracts is based on the mark to market calculations performed at the end of each period. The balance sheet at December 31, 2004 and 2003 includes the fair value of MECAR’s forward contracts of $1,195 and $6,900, respectively. The fair value of the VSK Group’s forward contracts was $28 at December 31, 2004.

•	Estimated fair values for off-balance-sheet instruments, which include performance bonds and advance payment guarantees are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience.

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

Note P —	Derivative Financial Instruments
Derivatives and hedging
      The Company uses derivative financial instruments to manage foreign currency exposure. As a matter of policy, the Company does not enter into speculative hedge contracts or use other derivative financial instruments. To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness is being assessed. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis. If a hedge relationship becomes ineffective, it no longer qualifies as a hedge. Any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in the fair value of the derivative, are recognized in net earnings.
Fair value hedges
      Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company uses foreign currency futures contracts to minimize the foreign currency exposures with debt, which is payable in U.S. dollars rather than the Euro. At December 31, 2004, the VSK Group designated a futures contract as a fair value hedge with a notional amount of $300 and the fair value of the contracts was $28. The derivative was entered into on August 1, 2004 and expires July 31, 2005. Gains and losses from settlements of derivative contracts are reported as a component of revenues. There were no net gains or losses realized during the year ended December 31, 2004 from hedge ineffectiveness or from firm commitments that no longer qualify as fair value hedges.
Cash flow hedges
      Cash flow hedges are hedges that offset the changes of expected future cash flows. The Company has not designated any hedging relationships as cash flow hedges.
Derivatives not designated as hedges
      The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. As discussed in Note A, the Company’s accounting for foreign currency exchange contracts at MECAR did not comply with the guidelines of FAS 133. As such, gains from settlements of the derivative contracts are reported as a component of revenues and amounted to $3,370, $14,046 and $16,977 for the years ended December 31, 2004, 2003, and 2002, respectively.
Counterparty credit risk
      The Company’s foreign exchange forward contracts expose the Company to credit risks to the extent that the counter parties may be unable to meet the terms of the agreement. The company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.

Note Q —	Stockholders’ Equity
      The Company has various equity compensation plans for employees as well as non-employee members of the board of directors. The Company may grant stock options, stock appreciation rights, incentive and non-

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
statutory options, performance shares and other awards to key executives, management, directors and employees under various plans at prices equal to or in excess of the market price at the date of the grant. The options for common shares generally are exercisable over a five to ten year period and expire up to ten years from the date of grant. The equity compensation plans consist of the following:
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

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
      The following table summarizes option activity:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	620,000	$14.08	531,000	$12.81	286,000	$8.54
Options granted	40,000	20.43	149,000	16.92	252,500	17.51
Options exercised	(27,734)	9.21	(60,000)	9.87	(7,500)	8.25
Options forfeited	—	—	—	—	—	—
Options expired	—	—	—	—	—	—

Options outstanding at end of year	632,266	$14.69	620,000	$14.08	531,000	$12.81

Options exercisable at end of year	416,930		305,333		179,000
Weighted-average fair value of options, granted during the year	$7.59		$7.73		$7.10
      The following table summarizes options outstanding at December 31, 2004:

			Weighted	Exercisable
			Average
Number	Range of	Weighted Average	Remaining	Number of	Weighted Average
Outstanding	Exercise Prices	Exercise Prices	Contractual Life	Options	Exercise Prices

193,500	$7.88 to $ 8.63	$8.47	3.56 Years	157,500	$8.43
48,000	$9.01 to $14.90	$13.92	3.04 Years	16,000	$14.90
390,766	$16.40 to $25.00	$17.88	4.16 Years	243,430	$18.11
Note R — Other — Net
      Other income (expense) included in the Company’s consolidated statements of earnings is comprised of the following:

	2004	2003	2002

Net currency transaction gains (losses)	$(1,832)	$(545)	$872
Miscellaneous — net	1,020	800	428

	$(812)	$255	$1,300

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
      Earnings (loss) before income taxes is comprised as follows:

	2004	2003	2002

		Restated	Restated
Domestic	$(5,751)	$(5,295)	$(93)
Foreign	9,230	14,424	35,530

	$3,479	$9,129	$35,437

      The Company’s provision for income taxes is comprised of:

	2004	2003	2002

		Restated	Restated
Current Provision
Domestic	$417	$309	$1,781
Foreign	6,364	8,301	8,290

Total Current Provision	6,781	8,610	10,071
Deferred (Benefit) Provision
Domestic	(2,995)	(848)	(899)
Foreign	(2,826)	(2,561)	5,371

Total Deferred Provision	(5,821)	(3,409)	4,472
Total tax provision	$960	$5,201	$14,543

      The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company’s provision are as follows:

	2004	2003	2002

		Restated	Restated
Taxes at statutory rate	34.0%	34.0%	34.0%
Foreign tax rate differential	—	18.1	1.4
State taxes, net of federal benefit	(2.4)	(2.2)	—
Permanent differences	12.2	7.8	—
Amortization of intangibles	—	—	1.2
Valuation allowance	(10.4)	—	—

Other	(5.8)	(0.7)	4.4

Income taxes	27.6%	57.0%	41.0%

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
      The components of the deferred taxes at December 31, 2004 and 2003 are comprised as follows:

	2004	2003

		Restated
Deferred tax assets
Inventory	$769	$249
Compensation accruals	113	114
Valuation adjustments	198	152
Accrued expenses	225	162
Business tax credits	394	204
Deferred compensation	128	185
Capitalized software	1,309	—
Foreign tax credit carryforwards	1,295	3,857
Net operating loss carryforwards	1,469	395

Gross deferred tax asset	5,900	5,318
Valuation allowance	(1,466)	(4,117)

Total deferred tax assets	$4,434	$1,201
Deferred tax liabilities
Depreciation and amortization	$(1,251)	$(1,356)
Derivatives	(1,568)	(4,194)
Deferred income	(73)	(168)

Total deferred tax liabilities	$(2,892)	$(5,718)
Net Deferred Tax Assets (Liabilities)	$1,542	$(4,517)

      At December 31, 2004, the Company had US net operating loss carryforwards of approximately $3,700 which will begin to expire in 2010. A portion of the US net operating loss carryforwards are subject to limitations on the amount that can be utilized each year. As of December 31, 2004, the Company also had foreign tax credits and alternative minimum tax credits of approximately $1,300 and $400, respectively. The foreign tax credits will begin to expire in 2004 and the alternative minimum tax credits do not expire. The Company has recorded a valuation allowance on the foreign tax credits and a portion of the net operating losses for which the realizability is uncertain.
      The Company has provided a valuation allowance against a portion of its deferred tax assets since the realization of these benefits cannot be reasonably assured. The change in the valuation allowance from December 31, 2003 to December 31, 2004 was a decrease of $2,651, and related primarily to the utilization of foreign tax credits.
      As of December 13, 2004, the Company has not recorded US income tax expense for approximately $63 million of unremitted earnings of its foreign subsidiaries. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our US and foreign entities. In the event that actual cash needs of our US entities exceed our current expectations, we may need to repatriate foreign earnings which have been designated as indefinitely reinvested offshore. This could result in additional income tax expense being recorded.
      The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the “Jobs Act”), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period.

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the U.S. pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well.
      The Company is in the process of evaluating whether it will repatriate any foreign earnings under the repatriation provisions of the Jobs Act and, if so, the amount that it will repatriate. The Company is awaiting the issuance of further regulatory guidance and passage of statutory technical corrections with respect to certain provisions in the Jobs Act. As of December 31, 2004, the Company had not decided whether, and to what extent, the Company might repatriate foreign earnings under the Jobs Act. The Company expects to make that determination upon the issuance of further regulatory and legislative guidance. Since there are many outstanding factors that will impact the ultimate tax liability on any foreign earnings that could be repatriated pursuant to the Jobs Act, the range of the income tax effects of such repatriation cannot be reasonably estimated at this time.

Note T —	Earnings Per Common Share
      Basic earnings per share exclude dilution and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of convertible debenture, stock options and warrants, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings per share for the years ended December 31, 2004, 2003 and 2002, respectively:

	2004	2003	2002

		Restated	Restated
Net earnings	$2,518	$3,928	$20,894
Interest on convertible debenture, net of taxes	—	—	185

Net earnings after interest on convertible debenture	$2,518	$3,928	$21,079

Weighted average number of basic shares	5,568,183	5,496,786	5,304,998
Common stock equivalents	422,918	473,333	353,276

Weighted average number of diluted shares	5,991,101	5,970,119	5,658,274

Basic earnings per share	$0.45	$0.71	$3.94

Diluted earnings per share	$0.42	$0.66	$3.73

      At December 31, 2004 and 2003, the Company has excluded common stock equivalents for 422,918 and 473,333, respectively, since their effect would be anti-dilutive.

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

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
      The Company’s foreign operations are conducted by MECAR and the VSK Group.

	2004	2003	2002

Revenues from external customers		Restated	Restated
Ordnance & Manufacturing	$93,579	$112,538	$109,687
Electronic Security	45,973	33,303	31,302
Environmental Safety & Security	6,435	7,065	4,032
Software Training & Simulation	913	1,329	253

	$146,900	$154,235	$145,274

Interest expense
Ordnance & Manufacturing	$1,483	$1,603	$1,350
Electronic Security	48	49	52
Environmental Safety & Security	1	1	1
Software Training & Simulation	—	—	—
Corporate and Other	909	837	684

	$2,441	$2,490	$2,087

Interest income
Ordnance & Manufacturing	$202	$221	$232
Electronic Security	274	167	193
Environmental Safety & Security	22	35	11
Software Training & Simulation	1	—	—
Corporate and Other	50	36	70

	$549	$459	$506

Income tax expense (benefit)		Restated	Restated
Ordnance & Manufacturing	$1,288	$3,733	$11,913
Electronic Security	2,694	654	1,638
Environmental Safety & Security	(1,411)	(199)	212
Software Training & Simulation	(169)	(68)	(48)
Corporate and Other	(1,442)	1,081	828

	$960	$5,201	$14,543

Depreciation and amortization
Ordnance & Manufacturing	$2,687	$2,336	$1,767
Electronic Security	1,216	1,093	1,010
Environmental Safety & Security	524	488	206
Software Training & Simulation	77	74	43
Corporate and Other	47	46	296

	$4,551	$4,037	$3,322

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

	2004	2003	2002

Segment profit (loss) from before taxes		Restated	Restated
Ordnance & Manufacturing	$3,475	$9,073	$31,926
Electronic Security	6,987	2,618	3,903
Environmental Safety & Security	(3,283)	(528)	550
Software Training & Simulation	(438)	(207)	(181)
Corporate and Other	(3,263)	(1,827)	(761)

	$3,478	$9,129	$35,437

Segment assets		Restated	Restated
Ordnance & Manufacturing	$129,991	$153,154	$121,634
Electronic Security	45,231	35,048	28,641
Environmental Safety & Security	12,808	12,207	10,833
Software Training & Simulation	3,421	3,077	2,883
Corporate and Other(1)	5,905	17,458	7,747

	$197,356	$220,944	$171,738

Capital Expenditure for Segment assets
Ordnance & Manufacturing	$4,708	$4,918	$4,250
Electronic Security	1,525	747	1,504
Environmental Safety & Security	1,230	682	159
Software Training & Simulation	44	12	49
Corporate and Other	10	3	328

	$7,517	$6,362	$6,290

(1)	Net of intersegment receivables.

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)
      The following geographic area data includes trade revenues based on customer location and assets based on physical location.

	Geographic Segment Data

	2004	2003	2002

Revenues from external customers		Restated	Restated
United States(1)	$55,254	$78,849	$69,863
Belgium	25,694	24,320	16,373
Venezuela	9,910	18,042	4,138
Saudi Arabia	35,007	13,051	44,730
France	6,676	6,385	3,987
Kuwait	—	3,545	—
Germany	1,345	1,233	618
Canada(1)	10	1	365
Japan	353	899	—
Taiwan	267	338	—
Qatar	2,844	—	—
Other foreign countries	9,540	7,572	5,200

	$146,900	$154,235	$145,274

(1)	Includes foreign military sales for the benefit of Saudi Arabia.

	Geographic Segment Data

	2004	2003	2002

Segment assets		Restated	Restated
Belgium	$161,241	$178,104	$140,305
United Kingdom	199	179	225
United States(1)	35,916	42,661	31,209

	$197,356	$220,944	$171,738

(1)	Net of intersegment receivables and investments.

	2004	2003	2002

Property and equipment
Belgium	$27,956	$23,308	$17,202
United States	2,338	1,307	1,442

	$30,294	$24,615	$18,644

THE ALLIED DEFENSE GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

Note V —	Quarterly Financial Data (Unaudited)
      As discussed in Note A, the Company has restated its financial statements for the first three quarters of 2004 and for 2003. The following summarizes the effect of the restatements for each quarter.

	First	Second	Third	Fourth	Total
2004	Quarter	Quarter	Quarter	Quarter	For Year

	Restated	Restated	Restated
	(Amounts in thousands, except per share data)
Revenue	$26,864	$39,231	$36,138	$44,667	$146,900
Gross profit	4,688	10,776	8,837	17,749	42,050
Net earnings	(2,865)	1,641	22	3,720	2,518
Per share data:
Basic	($0.52)	$0.30	($0.00)	$0.66	$0.45

Diluted	($0.49)	$0.28	($0.00)	$0.63	$0.42

	First	Second	Third
2004 (as previously reported)	Quarter	Quarter	Quarter

Revenue	$34,468	$45,228	$37,142
Gross profit	10,158	14,691	9,080
Net earnings	744	4,226	182
Per share data:
Basic	$0.13	$0.76	$0.03

Diluted	$0.13	$0.71	$0.03

	First	Second	Third	Fourth	Total
2003 (restated)	Quarter	Quarter	Quarter	Quarter	For Year

	(Amounts in thousands, except per share data)
Revenue	$35,853	$41,205	$31,421	$45,756	$154,235
Gross profit	10,231	12,430	6,022	10,752	39,435
Net earnings	1,617	2,565	(376)	122	3,928
Per share data:
Basic	$0.30	$0.47	($0.07)	$0.02	$0.71

Diluted	$0.29	$0.45	($0.05)	$0.02	$0.66

	First	Second	Third	Fourth	Total
2003 (as previously reported)	Quarter	Quarter	Quarter	Quarter	For Year

Revenue	$42,657	$42,723	$34,871	$51,156	$171,407
Gross profit	13,743	12,032	7,899	13,175	46,849
Net earnings	3,934	2,302	863	1,722	8,821
Per share data:
Basic	$0.72	$0.42	$0.16	$0.31	$1.60

Diluted	$0.68	$0.40	$0.16	$0.30	$1.54

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE ALLIED DEFENSE GROUP, INC.
(Parent Company)
BALANCE SHEETS

	December 31,

	2004	2003

		Restated
	(Thousands of Dollars)
ASSETS
Cash and equivalents	$1,017	$15,039
Restricted cash	2,012	125
Investment in subsidiaries	130,169	111,216
Due from subsidiaries	1,202	—
Income tax recoverable	—	350
Deferred taxes	1,076	417
Other	342	336

Total assets	$135,818	$127,483

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Accounts payable and accrued liabilities	$1,994	$725
Due to subsidiaries	—	402
Income tax	4	—
Deferred Compensation	376	404
Long term debt, less unamortized discount	1,176	—
Convertible Debenture, less unamortized discount	2,231	7,405

Total liabilities	5,781	8,936

Stockholders’ Equity
Common stock	560	555
Capital in excess of par value	26,669	25,891
Retained earnings	78,013	75,495
Accumulated other comprehensive loss	24,795	16,606

	130,037	118,547

	$135,818	$127,483

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
THE ALLIED DEFENSE GROUP, INC.
(Parent Company)
STATEMENTS OF EARNINGS

	Year ended December 31,

	2004	2003	2002

		Restated	Restated
	(Thousands of Dollars)
Income
Intercompany management fees	$4,249	$4,146	$3,859
Dividend from subsidiaries	—	14,186	4,883
Other — net	45	99	60

	4,294	18,431	8,802
Costs and expenses
Administrative and other	7,512	5,905	4,688

Earnings (loss) before equity in operations of subsidiaries	(3,218)	12,526	4,114
Equity in operations of subsidiaries, less dividends received	4,272	(7,767)	17,572

Earnings (loss) before income taxes	1,054	4,759	21,686
Income taxes (benefit)	(1,464)	831	792

NET EARNINGS	$2,518	$3,928	$20,894

Earnings per common share
Basic	$0.45	$0.71	$3.94

Diluted	$0.42	$0.66	$3.73

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)
THE ALLIED DEFENSE GROUP, INC.
(Parent Company)
STATEMENTS OF CASH FLOWS

	Year ended December 31,

	2004	2003	2002

		Restated	Restated
Cash flows from operating activities
Net earnings for the year	$2,518	$3,928	$20,894
Adjustments to reconcile net earnings to net cash from (used in) operating activities
Equity in operations of subsidiaries	(4,272)	(6,419)	(22,455)
Dividend from subsidiary	—	14,186	4,883
Depreciation and amortization	47	46	297
Deferred taxes	(658)	(375)	953
Amortization of debenture issue costs and conversion feature	179	243	—
Common stock awards and grants	106	111	651
Changes in assets and liabilities
Other assets	306	(546)	342
Due to subsidiaries	(1,605)	(3,492)	(2,504)
Accounts payable and accrued liabilities	1,270	(30)	(1,489)
Deferred compensation	(27)	191	—
Income taxes	4	—	(238)

	(4,650)	3,915	(19,560)

Net cash provided by operating activities	(2,132)	7,843	1,334
Cash flows used in investing activities
Capital expenditures	(10)	(3)	(328)
Equity infusions in subsidiaries	(6,367)	—	—
Acquisitions	(125)	—	(4,895)

Net cash used in investing activities	(6,502)	(3)	(5,223)
Cash flows from financing activities
Proceeds from issuance of long-term debt	2,000	—	—
Proceeds from convertible subordinated debenture	—	—	7,500
Debt issue costs	(860)	—	(158)
Principal payments on debenture	(5,250)	—	—
Proceeds from employee stock purchase plan shares	261	152	169
Option exercises	348	765	62
Restricted cash	(1,887)	125	(250)

Net cash provided by financing activities	(5,388)	1,042	7,323

Net increase in cash and equivalents	(14,022)	8,882	3,434
Cash and equivalents at beginning of year	15,039	6,157	2,723

Cash and equivalents at end of year	$1,017	$15,039	$6,157

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes	$45	$—	$360
Interest	641	590	36
Supplemental of Non-Cash Investing and Financing Activities:
Non-cash consideration in connection with business acquisition	—	—	$6,473
Warrants issued in conjunction with convertible debenture	68	—	140
Convertible debenture beneficial conversion feature	—	—	138

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
THE ALLIED DEFENSE GROUP, INC.
Valuation and Qualifying Accounts
Years ended December 31, 2004, 2003 and 2002

		Additions

	Balance at	Charged to	Charged			Balance
	beginning	costs and	to other			at end of
Description	of period	expenses	accounts	Deductions		period

	(In Thousands)
Year ended December 31, 2004
Estimated losses on contracts	$283	$726	$—	$283	(1)	$726

Allowance for doubtful receivables	$115	$143	$—	$115	(2)	$143

Valuation allowance on inventory	$214	$454	$—	$—		$668

Valuation allowances on deferred tax assets	$4,229	$—	$—	$—		$—

Year ended December 31, 2003
Estimated losses on contracts	$313	$283	$—	$313	(1)	$283

Allowance for doubtful receivables	$233	$115	$—	$233	(2)	$115

Valuation allowance on inventory	$200	$14	$—	$—		$214

Valuation allowances on deferred tax assets	$1,244	$2,985	$—	$—		$4,229

Year ended December 31, 2002
Estimated losses on contracts	$382	$313	$—	$382	(1)	$313

Allowance for doubtful receivables	$107	$126	$—	$—		$233

Valuation allowance on inventory	$150	$50	$—	$—		$200

Valuation allowances on deferred tax assets	$271	$973	$—	$—		$1,244

(1)	Represents amount of reserve relieved through completion of contracts.

(2)	Represents write-off of receivables.

EXHIBIT INDEX

Number	Description of Exhibit	Page

21	List of Subsidiaries	E-2
23	Consent of Independent Registered Public Accounting Firm	E-3
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 31, 2005	E-4
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 31, 2005	E-5
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated March 31, 2005	E-6

E-1