Form 10-Q/A
period 2004-03-31
ALLIED DEFENSE GROUP INC
filed 2005-04-29
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend The Allied Defense Group, Inc. (the “Company”) Quarterly Report on Form 10-Q for the period ended March 31, 2004 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of March 31, 2004 and for the three months ended March 31, 2004 and 2003. The restatement arose from management’s determination that the Company’s accounting for foreign currency contracts did not qualify for the use of hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. See the more complete discussion set forth in the Annual Report on Form 10-K for the period ended December 31, 2004.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 10, 2004. The following items have been amended as a result of the restatement:

•	Part I – Item 1 – Financial Statements

•	Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I – Item 3 – Quantitative and Qualitative Market Risk Disclosure

•	Part I – Item 4 – Disclosure Controls and Procedures; and

•	Part II – Item 6 – Exhibits and Reports on Form 8-K

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION - UNAUDITED

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

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except per share data)

	March 31, 2004
	Restated and
	Unaudited	December 31, 2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,437	$43,377
Restricted cash	4,890	15,937
Accounts receivable	32,863	33,404
Costs and accrued earnings on uncompleted contracts	69,390	60,516
Inventories	13,149	12,068
Deferred tax asset	846	1,016
Fair value of foreign exchange contracts	147	6,900
Prepaid and other current assets	5,695	4,880

Total current assets	153,417	178,098

PROPERTY, PLANT AND EQUIPMENT – net of accumulated depreciation	23,759	24,615

OTHER ASSETS
Intangibles, net of accumulated amortization	4,043	4,135
Goodwill	13,590	13,718
Other assets	489	378

	18,122	18,231

	$195,298	$220,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$82	$14,200
Current maturities of long-term debt	1,975	2,709
Convertible subordinated debenture, current, less unamortized discount	7,424	5,250
Accounts payable	36,909	53,284
Accrued liabilities	20,997	7,594
Customer deposits	3,916	4,938
Income taxes	1,730	906

Total current liabilities	73,033	88,881

LONG-TERM OBLIGATIONS
Long-term debt, less current maturities	4,305	4,902
Convertible subordinated debenture, less current maturities and unamortized discount	—	2,156
Deferred compensation	1,745	1,334
Deferred taxes	3,064	5,533

	9,114	13,925

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,553,729 in 2004 and 5,551,373 in 2003	555	555
Additional paid-in capital	25,930	25,891
Retained earnings	72,630	75,495
Accumulated other comprehensive income	14,036	16,197

	113,151	118,138

	$195,298	$220,944

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of Dollars, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2004	2003
	Restated	Restated
Revenue	$26,864	$35,853

Cost and expenses
Cost of sales	22,175	25,621
Selling and administrative	6,646	5,774
Research and development	1,561	851

Operating income (loss)	(3,518)	3,607

Other income (expense)
Interest income	101	97
Interest expense	(479)	(436)
Other – net	(349)	28

	(727)	(311)

Earnings (loss) before income taxes	(4,245)	3,296

Income tax expense (benefit)	(1,380)	1,679

NET EARNINGS (LOSS)	$(2,865)	$1,617

Earnings (loss) per share

Basic	$(0.52)	$0.30

Diluted	$(0.52)	$0.29

Weighted average number of common shares:

Basic	5,551,399	5,479,125

Diluted	5,744,163	5,919,028

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three months ended March 31
	2004	2003
	Restated	Restated
Cash flows from operating activities
Net earnings (loss)	$(2,865)	$1,617
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	1,160	1,008
Unrealized losses (gains) on forward contracts	1,264	(2,477)
Provision for estimated losses on contracts	45	111
Deferred taxes	1,892	4,855
Deferred compensation	451	114
Changes in assets and liabilities
Accounts receivable	3,029	5,430
Costs and accrued earnings on uncompleted contracts	(5,321)	4,417
Inventories	(1,351)	(1,563)
Prepaid and other current assets	(954)	58
Accounts payable, accrued liabilities and customer deposits	(9,655)	606
Income taxes	882	2,701

Net cash provided by (used in) operating activities	(11,423)	16,877

Cash flows from investing activities
Capital expenditures	(888)	(1,157)

Net cash used in investing activities	(888)	(1,157)

Cash flows from financing activities
Principal payments on long-term borrowing	(1,100)	(828)
Proceeds from issuance of long-term debt		298
Net decrease in short-term borrowings	(14,046)	(2,514)
Proceeds from employee stock purchases	39	110
Option exercises	—	43
Restricted cash	10,843	110

Net cash used in financing activities	(4,264)	(2,781)

Net increase (decrease) in cash and cash equivalents	(16,575)	12,923

Effects of exchange rate changes on cash and cash equivalents	(365)	297

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,940)	12,939

Cash and cash equivalents at beginning of year	43,377	14,876

Cash and cash equivalents at end of period	$26,437	$28,112

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$148	$173
Taxes	1	55

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

Restatement. As described in greater detail in the Annual Report on Form 10-K for the period ended December 31, 2004, the Company has restated its financial statements for certain periods, including the periods covered by this Form 10-Q/A, since it did not qualify for the use of hedge accounting under SFAS 133.

The Condensed Consolidated Balance Sheets as of March 31, 2004 included in this Form 10-Q/A has been restated as follows:

	March 31, 2004
	As	As Previously
	Restated	Reported
Accounts receivable	$32,863	$25,899
Cost and accrued earnings on uncompleted contracts	69,390	71,543
Fair value of foreign exchange contracts	147	2,734
Total current assets	153,417	151,193
Total assets	195,298	193,074
Accrued liabilities	20,997	22,672
Foreign exchange contracts	—	2,734
Total current liabilities	73,033	77,442
Deferred tax liability – non-current	3,064	809
Total liabilities	82,147	84,301
Accumulated other comprehensive income	14,036	11,378
Total liabilities and stockholder’s equity	195,298	193,074

The Condensed Consolidated Statements of Earnings for the three months ended March 31, 2004 and 2003 included in this Form 10-Q/A have been restated as follows:

Three months ended,

	March 31, 2004		March 31, 2003
	As	As Previously	As	As Previously
	Restated	Reported	Restated	Reported
Revenues	$26,864	$34,468	$35,853	$42,657
Cost of Sales	22,175	24,310	25,621	28,914
Operating income (loss)	(3,518)	1,951	3,607	7,118
Earnings (loss) before income taxes	(4,245)	1,224	3,296	6,807
Income tax expense (benefit)	(1,380)	480	1,679	2,873

Net Earnings (Loss)	$(2,865)	$744	$1,617	$3,934

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

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. As discussed in Note 1, the Company’s accounting for foreign currency exchange contracts at MECAR did not comply with the guidelines of FAS 133. As such, gains/losses from settlements of the derivative contracts are reported as a component of revenues and amounted to a loss of $745 and a gain of $3,655 for the three months ended March 31, 2004 and 2003, respectively.

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2004 and December 31, 2003 are comprised as follows:

	2004	2003
	Restated
Direct and indirect receivables from foreign governments	$21,931	$19,696
Commercial and other receivables, less allowance for doubtful receivables of $119 in 2004 and $115 in 2003	10,932	13,708

	$32,863	$33,404

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

NOTE 6 - COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and accrued earnings on uncompleted contracts are recognized by MECAR, NS Microwave and SeaSpace for their fixed priced sales contracts in accordance with the percentage of completion method of accounting. Under this method, revenue is recognized as work progresses, based on the relationship between actual costs incurred during the period and total estimated cost to be incurred for the total contract. Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in cost of sales in the period in which the change is identified. The revenue recognized on the contracts in progress for the three months ended March 31, 2004 and 2003 were $19,091 and $28,871, respectively.

NOTE 7 – INVENTORIES

Inventories at March 31, 2004 and December 31, 2003 are comprised as follows:

	2004	2003
Raw materials	$10,869	$9,852
Work in process	1,056	1,017
Finished goods, less reserve for obsolescence of $212 in 2004 and $214 in 2003	1,224	1,199

	$13,149	$12,068

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

	March 31, 2004			December 31, 2003
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amortization:
Capitalized Software	$1,199	$325	$874	$1,179	$282	$897
Customer Lists	2,246	402	1,844	2,247	356	1,891
Patents	1,494	169	1,325	1,494	147	1,347

Total	$4,939	$896	$4,043	$4,920	$785	$4,135

Goodwill			$13,590			$13,718

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

NOTE 9 – NOTES PAYABLE AND CREDIT FACILITY

Notes Payable – At March 31, 2004, NS Microwave had a note of $82 for machinery and vehicles. At December 31, 2003 MECAR borrowed $4,322 under its lines of credit with its lenders. In addition, MECAR borrowed $9,878 under a short-term loan which was secured by a receivable of $9,878. The line of credit and short-term loan were paid off during the first quarter of 2004. The weighted average interest rates for Notes Payable as of March 31, 2004 and December 31, 2003 were 8% and 3%, respectively.

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

NOTE 10 - LONG-TERM DEBT

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

NOTE 11 - CONVERTIBLE SUBORDINATED DEBENTURE

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

NOTE 12 - EARNINGS (LOSS) PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2004 and March 31, 2003, respectively:

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
	Restated	Restated
Net earnings (loss)	$(2,865)	$1,617
Interest on convertible debenture, net of taxes	—	89

Net earnings before interest on convertible debenture	$(2,865)	$1,706

Weighted average number of basic shares	5,551,399	5,479,125
Common stock equivalents	—	439,903

Weighted average number of diluted shares	5,551,399	5,919,028

Basic earnings (loss) per share	$(0.52)	$0.30

Diluted earnings (loss) per share	$(0.52)	$0.29

For the three months ended March 31, 2004, the Company has excluded common stock equivalents of 192,764 since their effect would be anti-dilutive.

NOTE 13 - COMPREHENSIVE INCOME (LOSS)

A summary of the components of Comprehensive Income (Loss) for the three months ended March 31, 2004 and 2003, were as follows:

	Three months ended
	March 31,
	2004	2003
	Restated	Restated
Net earnings (loss)	$(2,865)	$1,617
Currency translation adjustment	(2,161)	2,896

Comprehensive income (loss)	$(5,026)	$4,513

The currency translation adjustment for the three months ended March 31, 2004 resulted from the depreciation of the Euro during the period. In contrast, the currency translation adjustment for the comparable period in 2003 resulted from the appreciation of the Euro during that period.

NOTE 14 - STOCK BASED COMPENSATION

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

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2004	2003
	Restated	Restated
Reported net earnings (loss)	$(2,865)	$1,617
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(154)	(118)

Pro forma net earnings (loss)	$(2,711)	$1,499

Basic earnings (loss) per share:
Reported earnings (loss) per share	$(0.52)	$0.29
Compensation costs, net of tax	(0.03)	(0.02)

Pro forma basic earnings (loss) per share	$(0.55)	$0.27

Diluted earnings (loss) per share:
Reported earnings (loss) per share	$(0.52	$0.28
Compensation costs, net of tax	(0.03)	(0.02)

Pro forma diluted earnings (loss) per share	$(0.55)	$0.26

No options were granted during the three months ended March 31, 2004, and 2003. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted average assumptions used in the model and the weighted-average fair values of each option at the date of grant were as follows:

	Three Months Ended March 31
	2004	2003
Risk free interest rate	2.86%	2.86%
Expected volatility rate	47.00%	47.00%
Expected lives - years	3	3
Divided yield	—	—

The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

NOTE 15 - INDUSTRY SEGMENTS

	Three months ended
	March 31,
	2004	2003
	Restated	Restated
Revenues from external customers
Ordnance & Manufacturing	$15,474	$25,863
Electronic Security	9,330	6,731
Environmental Safety & Security	2,024	2,306
Software, Training & Simulation	36	953

	$26,864	$35,853

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

	Three months ended
	March 31,
	2004	2003
	Restated	Restated
Segment profit (loss) before taxes
Ordnance & Manufacturing	$(4,190)	$3,307
Electronic Security	820	58
Environmental Safety & Security	(136)	8
Software, Training & Simulation	(179)	167
Corporate and Other	(560)	(244)

	$(4,245)	$3,296

NOTE 16 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Allied, the parent company, provides management services to its subsidiaries and has no operating activities. Allied earned a net loss of $2,865 in the first quarter of 2004 compared to a net profit of $1,617 for the first quarter of 2003. The reduction is principally attributed to reduced profits at MECAR as well as the change in accounting for the derivatives. European results were benefited by a 16% increase in the value of the Euro versus the U.S. Dollar between the two periods. Allied entered 2004 with substantial cash reserves and anticipates no liquidity concerns in 2004. The Company continues to pursue a domestic lending facility in order to continue its acquisition program.

Restatement. As described in greater detail in the Annual Report on Form 10-K for the period ended December 31, 2004, the Company has restated its financial statements for certain periods, including the periods covered by this Form 10-Q/A, since it did not qualify for the use of hedge accounting under SFAS 133. The balance of this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to and is based upon the restated financial statements, computed using derivative accounting.

Results of Operations

The table below shows, for the three months ended March 31, 2004 and 2003, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Three months ended		Three months ended
	March 31, 2004		March 31, 2003
Revenue	$26,864	100.0%	$35,853	100.0%
Cost and expenses
Cost of sales	22,175	82.6	25,621	71.5
Selling and administrative	6,646	24.7	5,774	16.1
Research and development	1,561	5.8	851	2.4

Operating income (loss)	(3,518)	(13.1)	3,607	10.0

Other income (expense)
Interest income	101	0.4	97	0.3
Interest expense	(479)	(1.8)	(436)	(1.2)
Other – net	(349)	(1.3)	28	0.1

Earnings (loss) before income taxes	(4,245)	(15.8)	3,296	9.2

Income tax expense (benefit)	(1,380)	(5.1)	1,679	4.7

Net earnings (loss)	$(2,865)	(10.7)	$1,617	4.5

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

Revenue. Allied had revenue of $26,864 in the first three months of 2004, which was 25% lower than its revenue in the first three months of 2003 of $35,853. This decrease was principally attributable to reduced production activities at MECAR.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	March 31, 2004		March 31, 2003
		Percentage		Percentage
	Amount	of total	Amount	of total
Ordnance & Manufacturing	$15,474	58%	$25,863	72%
Electronic Security	9,330	35%	6,731	19%
Environmental Safety & Security	2,024	7%	2,306	6%
Software, Training & Simulation	36	—%	953	3%

	$26,864	100%	$35,853	100%

Ordnance & Manufacturing Segment revenue in the first three months of 2004 decreased by 40% from the comparable period in 2003. The entire decrease occurred at MECAR. MECAR USA did not have any sales activity and is not expected to be operational until the latter portion of 2004. The sales decrease at MECAR resulted from the change in accounting for the derivatives as well as lower production on the approximately $130,000 Foreign Military Sales (FMS) multi-year contract received in February 2002. The FMS contract provided approximately 50% of MECAR’s 2004 year-to-date revenues. During the first three months of 2004, MECAR encountered production delays on the FMS contract as a result of design and vendor technical issues. Those issues are expected to be resolved in the second quarter of 2004. MECAR has undertaken a customer diversification effort in the past few years, which continues to be prolific in 2004. In addition to meeting the ammunition needs of its traditional customers, MECAR has gained new customers, which will contribute to a majority of its new orders for 2004.

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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

Cost of Sales. Cost of sales as a percentage of sales for the three months ended March 31, 2004, was 83% compared with 71% for the same period in 2003. The increase during the three month period was driven by higher costs within the Ordnance & Manufacturing Segment.

Cost of Sales as Percentage of Sales by Segment

	Three months ended
	March 31
	2004	2003
Ordnance & Manufacturing	100%	77%
Electronic Security	58%	54%
Environmental Safety & Security	57%	62%
Software, Training & Simulation	66%	63%

Total	83%	71%

Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the three months ended March 2004 increased over the same period of 2003 because of the derivative adjustment described above, lower production activity in 2004 as well as product mix. In addition, MECAR encountered production delays on the FMS contract as a result of technical issues, resulting in higher than expected labor and overhead costs. Those issues are expected to be resolved in the second quarter of 2004.

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

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the first three months of 2004 was approximately 25% compared with 16% for the same period in 2003. This resulted from lower production activity in 2004 at MECAR. For the other business units, costs were higher in the first three months of 2004 across each business unit due primarily to increased compensation expenses for administrative personnel. The Company expects selling and administrative expense to continue to increase in proportion to the increase in sales for the remainder of the year.

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

Pre-Tax Profit (Loss)

	Pre-Tax Profit (Loss) by Segment
	Three months ended
	March 31
	2004	2003
Ordnance & Manufacturing	$(4,190)	$3,307
Electronic Security	820	58
Environmental Safety & Security	(136)	8
Software, Training & Simulation	(179)	167
Corporate and other	(560)	(244)

	$(4,245)	$3,296

Ordnance & Manufacturing Segment incurred a pre-tax loss for the first three months of 2004 compared to a pre-tax profit for the comparable period in 2003 principally due to the change in accounting for the derivatives, decreased production activity at MECAR on the FMS contract during the quarter and work on lower-margin contracts. MECAR’s profitability for 2004 is expected to be at lower levels than in prior years due to a lack of high-margin contracts which benefited 2001-2003 results.

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

Income Taxes. The effective income tax rate in the first three months of 2004 was a benefit of 5% compared to an expense of 5% in the same period of 2003. This occurred from the change in accounting for the derivatives.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2004
(Thousands of Dollars)
(Unaudited)

Net Earnings (Loss). The Company earned a $2,865 net loss in the first three months of 2004 compared with $1,617 net profit in the same period of 2003. The decrease in 2004 resulted principally from the activities at MECAR, in particular the change in accounting for the derivatives. The Company’s 2004 results were negatively impacted by losses at Microwave, SeaSpace and Titan Dynamics.

Backlog. As of March 31, 2004, the Company’s backlog was $106,775 compared to $107,795 at December 31, 2003, and $119,291 at March 31, 2003. The March 31, 2004 and December 31, 2003 amounts included unfunded portion of approximately $12,000 from an indefinite delivery, indefinite quantity (IDIQ) federal contract.

	Backlog by Segment
	March 31, 2004		March 31, 2003
		Percentage		Percentage
	Amount	of total	Amount	Of total
Ordnance & Manufacturing	$80,641	76%	$108,073	91%
Electronic Security	23,971	22%	9,977	8%
Environmental Safety & Security	1,644	2%	1,008	1%
Software, Training & Simulation	519	—	233	—

	$106,775	100%	$119,291	100%

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

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $80,384 at March 31, 2004, which is a decrease of $8,833 from the December 31, 2003, level. Working capital remains strong due to profitable operations.

Cash at March 31, 2004 decreased by $16,940 from December 31, 2003 as substantial cash was expended in the first quarter of 2004 to repay current liabilities including MECAR’s short-term borrowings. Restricted cash decreased by $11,047 in the first quarter of 2004 due to completion of certain contracts at MECAR.

Accounts receivable at March 31, 2004, decreased $541 from December 31, 2003, due to lower sales in the first quarter 2004 versus the fourth quarter 2003 and the change in accounting for the derivatives. Costs and accrued earnings on uncompleted contracts increased from year-end 2003 primarily as a result of continued work on the FMS contract at MECAR and the change in accounting for the derivatives. Inventories increased $1,081 primarily from higher raw material purchases. The inventory buildup will give the subsidiaries the ability to deliver products with the shortest possible lead times. Fair value of foreign exchange contracts was $147 at March 31, 2004, compared to $6,900 at December 31, 2003. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers.

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

Notes Payable decreased $14,118 from December 31, 2003 as a result of MECAR paying off its line of credit and other indebtedness. During 2004, MECAR used its cash from operations for working capital needs. The outstanding Notes Payable balance is from NS Microwave. Accounts payable decreased $16,375 as a result of lower production costs, primarily at MECAR, for the three months ended March 2004 compared to the three months ended December 2003. In contrast, accrued liabilities increased $13,403 due primarily to the change in accounting for the derivatives. Customer deposits decreased $1,022 primarily at MECAR as a result of shipments during the period and other new contracts in 2004 not requiring deposits. Income taxes increased $824 due to the tax provisions at MECAR and the VSK Group, offset by the tax benefits at NS Microwave, SeaSpace, Titan Dynamics and Corporate.

Convertible-subordinated debenture, current and long-term, was materially unchanged between March 31, 2004, and December 31, 2003.

Stockholders’ equity as of March 31, 2004, was negatively affected by the reduction in the value of the Euro versus the U.S. dollar during the first three months of 2004, resulting in a decrease in accumulated other comprehensive income by $2,161. The Euro depreciated by approximately 3% since the beginning of the year.

Cash Flows

The table below provides the cash flow statement data for the periods presented.

	Three months ended March 31
	2004	2003
Net cash provided by (used in) operating activities	$(11,423)	$16,877
Net cash used in investing activities	(888)	(1,157)
Net cash used in financing activities	(4,264)	(2,781)

Operating Activities. The Company used $11,423 of cash in its operating activities during the three months ended March 31, 2004 whereas it generated $16,877 of cash during the same period of 2003. This is attributed primarily to reduction in earnings for the three months ended March 2004 and payments of costs and accrued earnings on uncompleted contracts as well as current liabilities, which are mainly from MECAR’s and the VSK Group’s customer base. Cash paid for interest was $148 and $173, for the three months ended March 31, 2004 and 2003, respectively. Cash paid for income taxes was $1 and $55 for the three months ended March 31, 2004 and 2003, respectively, and includes federal, international and state taxes.

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
(Thousands of Dollars)
(Unaudited)

Critical Accounting Policies

Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 7 of the Form 10-K for the year ended December 31, 2003, and are outlined below:

•	Revenue recognition via the percentage of completion method. The percentage of completion method is used by MECAR, NS Microwave and SeaSpace for their fixed price sales contracts. Approximately 71% and 81% of condensed consolidated revenue was recognized under the percentage of completion method during the three months ended March 31, 2004 and 2003, respectively.

•	Goodwill and intangible asset valuation. The Company completed a goodwill impairment analysis in the fourth quarter of 2003 and did not determine that an impairment charge to earnings was required. As required by the accounting rules, the Company will perform a similar review each year or earlier if indicators of potential impairment exist. As of March 31, 2004, there were no indicators of impairment.

•	Inventory reserves and allowance for doubtful accounts. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations. The inventory reserves and allowance for doubtful accounts are deemed reasonable.

•	Derivative Instruments. The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized currently in net income.

•	Valuation of deferred income taxes and income tax reserves. The Company is subject to taxation by federal, state and international jurisdictions. The Company reviews the balances on a quarterly basis and believes the balances are adequate.

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

Approximately 86% and 89% of the Company’s revenue for the three months ended March 31, 2004 and 2003, respectively, was derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net earnings (loss) for the three months ended March 31, 2004 and 2003 by approximately $0.2 million, respectively.

DISCLOSURE CONTROLS AND PROCEDURES

The following has been amended to reflect the restatement of the Company’s consolidated financial statements as discussed further in the Explanatory Note and in Note 1 of the Notes to Consolidated Financial Statements.

1.	Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. In connection with the annual audit for calendar year 2004, management concluded that its internal control over financial reporting was ineffective due to its method of accounting for foreign currency contracts. As a result, the Chief Executive Officer and the Chief Financial Officer have concluded that the disclosure controls and procedures were not effective.

2.	Changes in internal controls

Except as set forth above, there have been no significant changes in our internal controls over financial reporting or, to our knowledge, in other factors that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Allied Defense Group, Inc.
PART II - OTHER INFORMATION
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

THE ALLIED DEFENSE GROUP, INC.
/s/ Charles A. Hasper
Date: April 25, 2005	Charles A. Hasper,
Chief Financial Officer and Treasurer