Form 10-Q
period 2005-03-31
ALLIED DEFENSE GROUP INC
filed 2005-05-10
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2005

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

          Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2005: 5,623,030.

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED

Item 1. Financial Statements

Condensed Consolidated Balance Sheets March 31, 2005 and December 31, 2004	2

Condensed Consolidated Statements of Earnings Three months ended March 31, 2005 and 2004	3

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2005 and 2004	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Market Risk Disclosure	22

Item 4. Disclosure Controls and Procedures	22

PART II. OTHER INFORMATION

Item 6. Exhibits	23

Signatures	25

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except per share data)

	March 31, 2005	December 31, 2004
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,947	$27,940
Restricted cash	13,042	11,757
Accounts receivable	13,482	31,946
Costs and accrued earnings on uncompleted contracts	35,919	52,745
Inventories	14,513	16,063
Deferred tax asset	2,234	1,058
Fair value of foreign exchange contracts	—	1,195
Prepaid and other current assets	4,235	4,123

Total current assets	110,372	146,827

PROPERTY, PLANT AND EQUIPMENT – net of accumulated depreciation	28,637	30,294

OTHER ASSETS
Intangibles, net of accumulated amortization	3,627	3,723
Goodwill	14,156	14,401
Deferred tax asset, non-current	1,419	485
Other assets	1,555	1,626

	20,757	20,235

	$159,766	$197,356

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$50	$54
Current maturities of long-term debt	2,387	2,733
Convertible subordinated debenture, current, less unamortized discount	—	2,231
Accounts payable	10,150	34,933
Accrued liabilities	8,576	9,374
Customer deposits	10,140	8,708
Deferred compensation	—	1,612
Foreign exchange contracts	538	—
Income taxes	225	811

Total current liabilities	32,066	60,456

LONG-TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	5,766	6,440
Deferred compensation	397	377

	6,163	6,817

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding 5,623,030 in 2005 and 5,601,101 in 2004	562	560
Additional paid-in capital	26,875	26,669
Retained earnings	74,620	78,013
Accumulated other comprehensive income	19,480	24,841

	121,537	130,083

	$159,766	$197,356

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of Dollars, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2005	2004
Revenue	$17,899	$26,864

Cost and expenses
Cost of sales	14,421	22,175
Selling and administrative	7,472	6,646
Research and development	1,527	1,561

Operating loss	(5,521)	(3,518)

Other income (expense)
Interest income	189	101
Interest expense	(537)	(479)
Other-net	189	(349)

	(159)	(727)

Loss before income taxes	(5,680)	(4,245)

Income tax benefit	(2,287)	(1,380)

NET LOSS	$(3,393)	$(2,865)

Loss per share

Basic	$(0.60)	$(0.52)

Diluted	$(0.60)	$(0.52)

Weighted average number of common shares:

Basic	5,609,351	5,551,399

Diluted	5,609,351	5,551,399

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Three months ended March 31
	2005	2004
Cash flows from operating activities
Net loss	$(3,393)	$(2,865)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	1,265	1,141
Unrealized losses on forward contracts	1,536	1,264
Debt issue costs	63	19
Provision for estimated losses on contracts	67	45
Deferred taxes	(2,000)	1,892
Common stock award	33	—
Changes in assets and liabilities
Accounts receivable	17,301	3,029
Costs and accrued earnings on uncompleted contracts	14,382	(5,321)
Inventories	987	(1,351)
Prepaid and other current assets	(313)	(954)
Accounts payable, accrued liabilities and customer deposits	(23,591)	(9,655)
Deferred compensation	20	451
Income taxes	(450)	882

Net cash provided by (used in) operating activities	5,907	(11,423)

Cash flows from investing activities
Capital expenditures	(1,003)	(888)

Net cash used in investing activities	(1,003)	(888)

Cash flows from financing activities
Principal payments on long-term borrowing	(3,627)	(1,100)
Proceeds from issuance of long-term debt	728	—
Net increase (decrease) in short-term borrowings	(4)	(14,046)
Proceeds from employee stock purchases	21	39
Option exercises	154	—
Restricted cash	(1,834)	10,843

Net cash used in financing activities	(4,562)	(4,264)

Net increase (decrease) in cash and cash equivalents	342	(16,575)

Effects of exchange rate changes on cash and cash equivalents	(1,335)	(365)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(993)	(16,940)

Cash and cash equivalents at beginning of year	27,940	43,377

Cash and cash equivalents at end of period	$26,947	$26,437

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$183	$148
Taxes	561	1

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s December 31, 2004, Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

NOTE 2 — PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries as follows:

•	ARC Europe, S.A. (“ARC Europe”), a Belgian company,

•	Allied Research Corporation Limited (“Limited”), an inactive United Kingdom company,

•	News/Sports Microwave Rental, Inc. (“NS Microwave”), a California corporation,

•	Titan Dynamics Systems, Inc. (“Titan Dynamics”), a Texas corporation,

•	SeaSpace Corporation (“SeaSpace”), a California corporation,

•	MECAR USA, Inc. (“MECAR USA”), a Delaware corporation, and

•	Allied Technology, LLC (“Allied Technology”), a Maryland corporation

ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (“MECAR”), Sedachim S.I. S.A., Hendrickx S.A., and the VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Télé Technique Générale S.A., Intelligent Data Capturing Systems (IDCS) N.V., VIGITEC S.A. and Control Monitor Systems.

The Company operates in four (4) segments, which are outlined below:

•	Ordnance & Manufacturing segment consists of MECAR and MECAR USA. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will initially pursue contracts from the U.S. government and others for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in mid 2005.

•	Electronic Security segment consists of The VSK Group and NS Microwave. VSK Electronics N.V. manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. installs security systems; Intelligent Data Capturing Systems N.V. manufactures integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and Control Monitor Systems manufactures access control systems. NS Microwave designs, manufactures, distributes and services industrial and law enforcement security products and systems.

•	Environmental Safety & Security segment consists of SeaSpace, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems.

•	Software, Training & Simulation segment consists of Titan Dynamics, which designs, manufactures and sells battlefield effects simulators. Allied Technology was formed in anticipation of the Battlefield Effects Simulator (BES) proposal and will subcontract the work to Titan Dynamics. See additional discussion of the BES contract award in Note 17.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

Allied, the parent company, provides management services to its subsidiaries and has no operating activities. Significant intercompany transactions have been eliminated in consolidation.

NOTE 3 — DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to manage foreign currency exposure. As a matter of policy, the Company does not enter into speculative hedge contracts or use other derivative financial instruments.

Fair value hedges

During 2004, in connection with the acquisition of Control Monitoring Systems, the Company entered into foreign currency contract designated by the Company as a fair value hedge to minimize the foreign currency exposures with debt, which is payable in U.S. dollars, rather than the Euro, which is MECAR’s functional currency. At March 31, 2005 and December 31, 2004, the contract’s notional amount was $300 and the fair value of the contract was $23 and $38, respectively. The contract was entered into on August 1, 2004 and expires July 31, 2005. Gains and losses from settlements of derivative contracts are reported as a component of other income (expense). There were no net gains or losses realized during the periods ended March 31, 2005 and December 31, 2004 from hedge ineffectiveness or from firm commitments that no longer qualify as fair value hedges.

Cash flow hedges

The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Under the terms of these sales contracts, the selling price, net of certain costs, is receivable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. At March 31, 2005, MECAR designated foreign currency futures contracts with a notional amount of $33,000 as cash flow hedges. These contracts had a negative fair value totaling $538 which is recorded in the accompanying balance sheet as a liability and a reduction in other comprehensive income, net of income taxes. Gains and losses from settlements these contracts are reported as a component of revenues. There were no net gains or losses realized during the three months ended March 31, 2005 from hedge ineffectiveness.

Derivatives not designated as hedges

As described in further detail in the Company Form 10-K at December 31, 2004, management concluded that Allied did not qualify for the use of hedge accounting due to the fact that Allied did not have the appropriate policies, procedures or documentation to support the use of hedge accounting for its foreign currency contracts. As such, gains/losses from settlements of the derivative contracts were recorded to the statement of earnings. For the three months ended March 31, 2005 and 2004, the Company recorded after-tax losses of $1,525 and $3,610 from derivative adjustments. The Company has taken the steps to comply with the accounting guidelines for future contracts.

NOTE 4 — RESTRICTED CASH

Restricted Cash at March 31, 2005 and December 31, 2004 is comprised as follows:

	2005	2004
Collateralized performance bonds and advance payment guarantees	$11,024	$9,745
Senior secured facility deposit	2,000	2,000
Other	18	12

	$13,042	$11,757

MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreements used to provide these financial guarantees place restrictions on cash deposits and other liens on MECAR’s assets. $11,024 and $9,745 at March 31, 2005 and December 31, 2004, respectively, was restricted or pledged as collateral for these agreements.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

The Company made a security deposit in connection with the senior secured facility as further described in Note 10.

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at March 31, 2005 and December 31, 2004 are comprised as follows:

	2005	2004
Direct and indirect receivables from foreign governments	$334	$19,290
Commercial and other receivables, less allowance for doubtful receivables of $154 in 2005 and $143 in 2004	13,148	12,656

	$13,482	$31,946

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

NOTE 6 — COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and accrued earnings on uncompleted contracts are recognized by MECAR, NS Microwave and SeaSpace for their fixed priced sales contracts in accordance with the percentage of completion method of accounting. Under this method, revenue is recognized as work progresses, based on the relationship between actual costs incurred during the period and total estimated cost to be incurred for the total contract. The Company allocates its overhead based on total annual normal production. Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in cost of sales in the period in which the change is identified. The revenue recognized on the contracts in progress for the three months ended March 31, 2005 and 2004 were $9,555 and $19,091, respectively.

NOTE 7 – INVENTORIES

Inventories at March 31, 2005 and December 31, 2004 are comprised as follows:

	2005	2004
Raw materials	$12,686	$15,701
Work in process	4,485	686
Finished goods, less reserve for obsolescence of $641 in 2005 and $668 in 2004	1,123	774

	$18,294	$17,161

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

	March 31, 2005			December 31, 2004
Intangible assets	Gross	Accumulated		Gross	Accumulated
subject to amortization:	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized Software	$1,184	$499	$685	$1,184	$477	$707
Customer Lists	2,297	590	1,707	2,297	540	1,757
Patents	1,494	259	1,235	1,494	235	1,259

Total	$4,975	$1,348	$3,627	$4,975	$1,252	$3,723

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

Consolidated amortization expense related to intangible assets, excluding goodwill, for each of the three months ended March 31, 2005 and 2004 were $96 and $111. Estimated future aggregate annual amortization for intangible assets is as follows:

Period	Amount
Nine months ended December 31, 2005	$405
Year ended December 31, 2006	379
Year ended December 31, 2007	297
Year ended December 31, 2008	225
Year ended December 31, 2009	225

The $14,156 of goodwill at March 31, 2005 is comprised of $8,314 related to the Electronic Security Segment, $4,447 related to the Environmental Safety & Security Segment and $1,395 related to the Software, Training & Simulation Segment. The change in goodwill during the three month period ended March 31, 2005 was due to the currency translation adjustment.

Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of 2004. The fair value of the reporting units was estimated using the expected present value of future cash flows. Based on the applicable valuations, management determined that no impairment of goodwill exists.

NOTE 9 – NOTES PAYABLE AND CREDIT FACILITY

Notes Payable – At March 31, 2005 and December 31, 2004 NS Microwave had a note of $50 and $54, respectively, for machinery and vehicles. The weighted average interest rate for Notes Payable as of March 31, 2005 and December 31, 2004 was 3%.

Credit Facility – MECAR is obligated under an agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts as well as a line-of-credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. As of March 31, 2005 and December 31, 2004, guarantees and performance bonds of approximately $25,076 and $25,779 respectively, were outstanding.

Advances under the Agreement are secured by restricted cash at March 31, 2005 and December 31, 2004 of approximately $11,024 and $9,745, respectively. Amounts outstanding are also collateralized by a pledge of approximately $44,486 of MECAR’s net assets. The Agreement requires that MECAR maintain net worth and working capital covenants.

NOTE 10 — LONG-TERM DEBT

Long-term obligations consist of the following as of March 31, 2005 and December 31, 2004, respectively:

	2005	2004
Notes payable, less unamortized discount and debt issue costs	$1,220	$1,176
Mortgage loan agreements	255	284
Loan for Control Monitor Systems acquisition	300	300
Capital leases and other	6,378	7,413

Total Long-Term Debt	$8,153	$9,173
Less current maturities	2,387	2,733

Long-Term Debt, less current maturities and unamortized discount	$5,766	$6,440

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

Notes payable. On May 28, 2004 the Company obtained a senior loan facility from an accredited lender under which the Company may borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. The facility allows the Company to make additional draws under the facility under certain conditions through November 28, 2005. All loans under the facility bear interest at the rate of 11.5% per year payable monthly. Principal is paid in sixty equal monthly payments commencing in late December 2005. The Company pays a fee on the unused portion of the facility. Warrants (exercisable at $0.01 per share) to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. Additional warrants (at the rate of 2,000 for each $1 million loan) will be issued with future loan advances. The facility includes certain financial and other covenants. The Company obtained a waiver for the requirement set forth in Section 7.6(a) of the Loan Agreement requiring the Company to maintain at the end of such fiscal quarter for the then preceding four fiscal quarters Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) of not less than $15,000.

Mortgage loan agreements. The VSK Group is obligated on a mortgage on its building, which has a balance of approximately $255 at March 31, 2005. The mortgage is payable in annual installments of approximately $64 plus interest.

Loan for Control Monitor Systems acquisition. The VSK Group entered into a $300 loan to fund the acquisition of Control Monitor Systems. The loan is payable in equal installments on August 1, 2005, 2006 and 2007.

Capital leases and other. The Company and its subsidiaries are also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.5% to 8.0% and mature at various dates through 2010.

Scheduled annual maturities of long-term obligations as of March 31, 2005 are approximately as follows:

Year	Amount
2006	$2,387
2007	3,009
2008	1,067
2009	334
2010	1,356

NOTE 11 — CONVERTIBLE SUBORDINATED DEBENTURE

On June 28, 2002 the Company sold to an accredited investor for $7,500 (i) an 8% subordinated debenture that is convertible into shares of the Company’s common stock at $25.00 per share and (ii) warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share in cash. The warrants to purchase 15,000 shares of the Company’s common stock were valued at $140. The Company has registered the shares of common stock that could be issued in the event the holder elects to convert the debenture and exercise the warrants. The last payment on the debenture was made in late March 2005.

NOTE 12 — EARNINGS (LOSS) PER SHARE

Basic earnings per share exclude dilution and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2005 and March 31, 2004, respectively:

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Net loss	$(3,393)	$(2,865)

Weighted average number of basic shares	5,609,351	5,551,399
Common stock equivalents	—	—

Weighted average number of diluted shares	5,609,351	5,551,399

Basic loss per share	$(0.60)	$(0.52)

Diluted loss per share	$(0.60)	$(0.52)

At March 31, 2005 and 2004, the Company has excluded common stock equivalents for 288,590 and 192,764, respectively, since their effect would be anti-dilutive.

NOTE 13 — COMPREHENSIVE LOSS

A summary of the components of Comprehensive Loss for the three months ended March 31, 2005 and 2004 are as follows:

		Accumulated
		other
	Retained	comprehensive
	Earnings	income	Total
December 31, 2003	$75,495	$16,197	$91,692
Comprehensive loss
Net loss	(2,865)
Currency translation adjustment	—	(2,161)
Comprehensive loss	—	—	(5,026)

March 31, 2004	$72,630	$14,036	$86,666

December 31, 2004	$78,013	$24,841	$102,854
Comprehensive loss
Net loss	(3,393)
Currency translation adjustment		(5,006)
Change in fair value of cash flow hedges, net of tax	—	(355)
Comprehensive loss	—	—	(8,754)

March 31, 2005	$74,620	$19,480	$94,100

The currency translation adjustment for the three months ended March 31, 2005 and 2004 resulted from the depreciation of the Euro during the respective periods.

NOTE 14 — STOCK BASED COMPENSATION

The Company currently accounts for stock options using the intrinsic value method and is applying APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation costs for stock options is measured and recorded as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant. No compensation cost has been recognized for the granting of stock options to employees in the three months ended March 31, 2005 and 2004.

The following table presents the pro forma decrease in income for the three months ended March 31, 2005 and 2004, that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2005	2004
Reported net loss	$(3,393)	$(2,865)
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(72)	(154)

Pro forma net loss	$(3,465)	$(3,019)

Basic loss per share:
Reported loss per share	$(0.60)	$(0.52)
Compensation costs, net of tax	(0.01)	(0.03)

Pro forma basic loss per share	$(0.61)	$(0.55)

Diluted loss per share:
Reported loss per share	$(0.60)	$(0.52)
Compensation costs, net of tax	(0.01)	(0.03)

Pro forma diluted loss per share	$(0.61)	$(0.55)

Options granted during the three months ended March 31, 2005, and 2004 were 40,000 and 0, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair value of each option at the date of grant for the three months ended March 31, 2005 was $7.68. The weighted average assumptions used in the model and the weighted-average fair values of each option at the date of grant were as follows:

	Three Months Ended March 31
	2005	2004
Risk free interest rate	3.63%	2.86%
Expected volatility rate	33.90%	47.00%
Expected lives — years	3	3
Divided yield	—	—

The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

NOTE 15 — INDUSTRY SEGMENTS

	Three months ended
	March 31,
	2005	2004
Revenues from external customers
Ordnance & Manufacturing	$5,774	$15,474
Electronic Security	10,328	9,330
Environmental Safety & Security	1,519	2,024
Software, Training & Simulation	278	36

	$17,899	$26,864

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
Segment profit (loss) before taxes
Ordnance & Manufacturing	$(5,250)	$(4,190)
Electronic Security	663	820
Environmental Safety & Security	(511)	(136)
Software, Training & Simulation	(86)	(179)
Corporate and Other	(496)	(560)

	$(5,680)	$(4,245)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

A suit has been filed against one of the VSK subsidiaries in the Belgian courts alleging a breach of a non-compete clause within a teaming agreement executed with a claimant in prior years. Management intends to vigorously defend this suit and believes that it has meritorious defense to the claim.

A suit was filed against SeaSpace in the Japanese courts. The proceeding related to SeaSpace’s termination of its distributor in Japan and its designation of a new distributor. The suit was settled in March 2005.

NOTE 17 – SUBSEQUENT EVENT

On April 19, 2005, Allied was awarded a $10,992 firm-fixed price, indefinite-delivery/indefinite quantity (IDIQ) contract for the procurement of 700 launchers and 1,000,000 cartridges and associated support for the Battlefield Effects Simulator (BES) training system for the United States Army. The contract will provide BES in support of target systems for Digital Multi-Purpose Range Complexes, Digital Multi-Purpose Training Range, and Battlefield Area Complex. Work on the initial delivery order of $1,500 will be performed in Marshall, Texas, and is expected to be completed in March 2006. The potential maximum value on this contract is $500 million over its potential 8 year life.

NOTE 18 — RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued revised SFAS No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for share-based compensation to employees and requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in annual periods beginning after January 1, 2006. The Company will be required to adopt SFAS No. 123R in 2006. The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

The Allied Defense Group, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

The following is intended to update the information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in those reports.

Overview

Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. Allied operates in four (4) segments:

•	Ordnance & Manufacturing segment consists of MECAR, located in Belgium, and MECAR USA, located in Marshall, TX. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will pursue contracts from U.S. and foreign governments for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in mid 2005.

•	Electronic Security segment consists of The VSK Group, located in Belgium and California, and NS Microwave, located in San Diego, CA. The VSK Group consists of VSK Electronics N.V. which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. which installs security systems; Intelligent Data Capturing Systems N.V. which manufactures integrated video systems; VIGITEC S.A. which installs networked video surveillance systems; and Control Monitor Systems which manufactures access control systems. NS Microwave designs, manufactures, distributes and services industrial and law enforcement surveillance products and systems.

•	Environmental Safety & Security segment consists of SeaSpace, located in San Diego, CA, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems.

•	Software, Training & Simulation segment consists of Titan Dynamics, located in Marshall, TX, which designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices. Allied Technology was formed in anticipation of the Battlefield Effects Simulator (BES) proposal and will subcontract the work to Titan Dynamics. See additional discussion of BES contract award in Note 17.

The parent company provides management services to its subsidiaries and has no operating activities.

Allied incurred a net loss of $3,393 for the three months ended March 31, 2005 compared to a net loss of $2,865 for the comparable period of 2004. The increased net loss for the three months ended March 31, 2005 resulted from reduced revenues and the derivative loss in 2005.

Allied entered 2005 with substantial cash reserves and anticipates no liquidity concerns in 2005. Allied has secured a senior domestic lending facility for working capital and acquisitions.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Three Months Ended March 31, 2005 and 2004

The table below shows, for the three months ended March 31, 2005 and 2004, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Three months ended March 31,
	2005		2004
Revenue	$17,899	100.0%	$26,864	100.0%
Cost and expenses
Cost of sales	14,421	80.6	22,175	82.6
Selling and administrative	7,472	41.7	6,646	24.7
Research and development	1,527	8.5	1,561	5.8

Operating income	(5,521)	(30.8)	(3,518)	(13.1)

Other income (expense)
Interest income	189	1.1	101	0.4
Interest expense	(537)	(3.1)	(479)	(1.8)
Other – net	189	1.1	(349)	(1.3)

Loss before income taxes	(5,680)	(31.7)	(4,245)	(15.8)
Income tax (benefit)	(2,287)	(12.7)	(1,380)	(5.1)

Net earnings	$(3,393)	(19.0)%	$(2,865)	(10.7)%

Revenue. Allied had revenue of $17,899 in the three months ended March 31, 2005, which was 33% lower than its revenue in the same period of 2004. This decrease was principally attributable to lower sales at MECAR.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
		Percentage		Percentage
	Amount	of total	Amount	of total
Ordnance & Manufacturing	$5,774	32%	$15,474	58%
Electronic Security	10,328	58%	9,330	35%
Environmental Safety & Security	1,519	8%	2,024	7%
Software, Training & Simulation	278	2%	36	—%

	$17,899	100%	$26,864	100%

Ordnance & Manufacturing Segment revenue for the first quarter of 2005 decreased by 63% from the comparable 2004 period. The entire decrease occurred at MECAR and resulted primarily from two factors. First, MECAR incurred decreased sales activity during the quarter due to completion of the approximately $130,000 Foreign Military Sales (FMS) contract which was completed during the first quarter of 2005. The 2004 period benefited by substantial work under the FMS contract. Second, MECAR’s revenue was negatively impacted by derivative losses which amounted to $1,324 and $745 for the three months ended March 31, 2005 and 2004, respectively. MECAR anticipates receipt of substantial orders in the second quarter which should benefit its results from operations in the balance of 2005 and beyond. Further, the Company believes that the first quarter of 2005 should be the last quarter for any substantial adverse impact from derivative accounting.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

Electronic Security Segment revenue for the first quarter of 2005 increased by 11% over the comparable 2004 period due to increases at both NS Microwave and the VSK Group. A substantial portion of NS Microwave’s increased revenue was attributable to new U.S. government contracts received in 2004. Further government orders are expected which should benefit the balance of 2005. The increase at the VSK Group was due primarily to the increase in the value of the Euro.

Environmental Safety & Security Segment revenues for the first quarter of 2005 decreased 25% from the comparable 2004 period. SeaSpace continues to face pricing pressures.

Software, Training & Simulation Segment revenues for the first quarter of 2005 increased from the comparable 2004 period. Titan Dynamics’ revenue is largely comprised of cartridge sales for previously sold simulators and new E-pyro products used for military and law enforcement training. On April 19, 2005, Allied Technology was awarded a $10,992 firm-fixed price, indefinite-delivery/indefinite quantity (IDIQ) contract for the procurement of 700 launchers and 1,000,000 cartridges and associated support for the Battlefield Effects Simulator (BES) training system for the United States Army. The contract will provide BES in support of target systems for Digital Multi-Purpose Range Complexes, Digital Multi-Purpose Training Range, and Battlefield Area Complex. Work on the initial delivery order of $1,500 will be performed in Marshall, Texas, and is expected to be completed in March 2006. This contract was awarded in a very competitive bid against an incumbent contractor. This demonstrates the strength of the Company’s technology and production in this business segment. This contract has significant growth potential depending on future Army requirements.

Cost of Sales. Cost of sales as a percentage of sales for the three months ended March 31, 2005 was 81% compared with 83% for the same period in 2004.

Cost of Sales as Percentage of Sales by Segment

	Three months ended
	March 31
	2005	2004
Ordnance & Manufacturing	132%	100%
Electronic Security	56%	58%
Environmental Safety & Security	57%	57%
Software, Training & Simulation	60%	66%

Total	81%	83%

Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the three months ended March 31, 2005 increased from the same period of 2004, primarily from reduced revenue, derivative losses and customer mix as the majority of the production was for lower-margin products. In addition, MECAR incurred higher material and labor costs on the products.

Electronic Security Segment cost of sales as a percentage of sales for the three months ended March 31, 2005 decreased from the same period in 2004 due to lower NS Microwave material costs associated with its product components to fulfill customer requirements.

Environmental Safety & Security Segment cost of sales as a percentage of sales for the three months ended March 31, 2005 remained constant with the percentage for the comparable period in 2004.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

Software, Training & Simulation Segment cost of sales as a percentage of sales for the three months ended March 31, 2005 decreased from 2004 as a result of the change in product mix and production efficiencies.

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the three months ended March 31, 2005 was higher than 2004 levels due to several factors. The VSK Group, NS Microwave, Titan Dynamics and Corporate incurred higher compensation costs for administrative personnel.

Research and Development. Research and development costs decreased for the three months ended March 31, 2005 by 2% from 2004 levels. The decrease was attributed to lower research and product development being conducted at SeaSpace and Titan Dynamics.

Interest Income. Interest income increased for the three months ended March 31, 2005 by 86% from 2004 levels. The increase resulted primarily from interest on the parent company’s cash account. As part of the senior loan facility obtained on May 28, 2004, the Company borrowed $2,000 and deposited that amount in a restricted account to serve as collateral under the entire $18,000 commitment.

Interest Expense. Interest expense for the three months ended March 31, 2005 increased by 12% over 2004 levels due to the amortization of debt issue costs associated with the senior loan facility obtained by the Company on May 28, 2004.

Other-Net. Other-net primarily represents currency gains/losses, resulting from foreign currency transactions at MECAR and the VSK Group, as well as bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor. The Company had other-net income for the three months ended March 31, 2005 of $189 compared to expense of $349 for the three months ended March 31, 2004.

Pre-Tax Profit (Loss)

Pre-Tax Profit (Loss) by Segment

	Three months ended
	March 31,
	2005	2004
Ordnance & Manufacturing	$(5,250)	$(4,190)
Electronic Security	663	820
Environmental Safety & Security	(511)	(136)
Software, Training & Simulation	(86)	(179)
Corporate and other	(496)	(560)

	$(5,680)	$(4,245)

Ordnance & Manufacturing Segment incurred a pre-tax loss of $5,250 for the three months ended March 31, 2005, versus a pre-tax loss of $4,190 for the comparable period in 2004. The increased pre-tax loss in 2005 was principally due to delayed orders as well as larger derivative losses. MECAR expects to obtain substantial orders in the balance of the second quarter which will substantially benefit future periods.

Electronic Security Segment pre-tax profit for the three months ended March 31, 2005 decreased from the comparable period in 2004. The decrease stemmed from lower VSK Group’s profits, largely due to higher selling and administrative and R&D costs. NS Microwave’s pre-tax loss was slightly less than in the first quarter 2004.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

Environmental Safety & Security Segment pre-tax loss resulted from less business activity in its core ground-station business and higher development costs associated with new antenna products expected to be available for sale later in 2005. SeaSpace continues to make efforts to right-size its organization in light of the competitive environment.

Software, Training & Simulation Segment pre-tax loss in 2005 results from Titan Dynamics’ principal product lacking U.S. Government safety certification. Titan Dynamics anticipates receipt of Navy/Marine Corp certification in mid 2005.

Corporate and other Segment pre-tax loss for the three months ended March 31, 2005 decreased slightly from the 2004 level.

Income Taxes. The tax benefit for the three months ended March 31, 2005 and 2004 was 40% and 33%, respectively.

Net Earnings. The Company incurred a $3,393 net loss for the three months ended March 31, 2005 compared with $2,865 net loss in the same period of 2004. The higher loss in 2005 resulted principally from the activities at MECAR and SeaSpace. While the Company also anticipates a weak second quarter, it anticipates that the third and fourth quarters should be materially higher.

Backlog. As of March 31, 2005, the Company’s backlog was $73,009 compared to $106,775 at March 31, 2004. The March 31, 2005 and March 31, 2004 amounts included unfunded portion from an indefinite delivery, indefinite quantity (IDIQ) federal contract.

	Backlog by Segment
	March 31, 2005		March 31, 2004
		Percentage		Percentage
	Amount	of total	Amount	Of total
Ordnance & Manufacturing	$49,856	68%	$80,641	76%
Electronic Security	22,324	31%	23,971	22%
Environmental Safety & Security	755	1%	1,644	2%
Software, Training & Simulation	74	—	519	—%

	$73,009	100%	$106,775	100%

The decrease in backlog is primarily the result of MECAR’s work on the approximately $130,000 FMS multi-year contract awarded in February 2002. The backlog associated with this particular contract was fulfilled in the first quarter of 2005. Electronic Security backlog includes an unfunded portion of approximately $8,323 and $12,000 at March 31, 2005 and March 31, 2004, respectively, from an IDIQ federal contract.

Liquidity and Capital Resources

Balance Sheet

The Company’s March 31, 2005 condensed consolidated balance sheet was affected by the value of the Euro. All European values were converted at the March 31, 2005 and December 31, 2004 conversion ratios of 1.2916 and 1.3644, respectively.

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $78,306 at March 31, 2005, which is a decrease of $8,065 from the December 31, 2004, level.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

Cash at March 31, 2005 decreased slightly from December 31, 2004 as cash was expended in the first three months of 2005 to repay the convertible debenture as well as current liabilities. Restricted cash increased in the first three months of 2005 due to the requirements of certain contracts at MECAR.

Accounts receivable at March 31, 2005 decreased from December 31, 2004, due to the cash received on the final delivery of the FMS contract. Costs and accrued earnings on uncompleted contracts decreased from year-end 2004 primarily as a result of the completion of the FMS contract. Inventories decreased primarily from lower raw material purchases. Fair value of foreign exchange contracts was a liability of $538 at March 31, 2005, compared to an asset of $1,195 at December 31, 2004. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Prepaid and other current assets were materially consistent between the two periods.

Property, Plant & Equipment, net of accumulated depreciation, decreased primarily from depreciation in excess of capital expenditures at the business units during the first three months of 2005. Intangibles decreased primarily from the amortization of capitalized software, customer lists and patents.

Notes Payable was materially consistent between the two periods. Accounts payable and accrued liabilities decreased as a result of lower production costs at the business units. Customer deposits increased primarily at MECAR as a result of new contracts in 2005 requiring deposits. Deferred compensation decreased due to payment of a post-employment obligation to a Company employee during the first quarter of 2005. Income taxes decreased due to the tax benefit associated with the new loss for the quarter.

Convertible-subordinated debenture, decreased from December 31, 2004 to March 31, 2005 as the Company made its final payment in March 2005.

Stockholders’ equity as of March 31, 2005, was negatively affected by the reduction in the value of the Euro versus the U.S. dollar during the first three months of 2005, resulting in a decrease in accumulated other comprehensive income as well as a $355 reduction in the fair market value of MECAR’s cash flow hedges. The Euro depreciated by approximately 5% since the beginning of the year.

Cash Flows

The table below provides the summary cash flow data for the periods presented.

	Three months ended March 31
	2005	2004
Net cash provided by (used in) operating activities	$5,907	$(11,423)
Net cash used in investing activities	(1,003)	(888)
Net cash used in financing activities	(4,562)	(4,264)

Operating Activities. The Company provided $5,907 of cash in its operating activities during the three months ended March 31, 2005 whereas it used $11,423 of cash during the same period of 2004. This is attributed primarily to cash received from the final delivery of the FMS contract at MECAR. Cash paid for interest was $183 and $148 for the three months ended March 31, 2005 and 2004, respectively. Cash paid for income taxes was $561 and $1 for the three months ended March 31, 2005 and 2004, respectively, and includes federal, international and state taxes.

Investing Activities. Net cash used in investing activities increased between the two periods. This stemmed from higher capital expenditures for production equipment and leasehold improvements at the Belgian business units. The Company anticipates that cash generated from operations will be sufficient to support any further capital expenditures

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

over the remainder of the year. Future expenditures for the remainder of the year will be primarily incurred for machinery and equipment.

Financing Activities. Net cash used in financing activities was materially consistent between the two periods.

Allied. The parent company continues to operate based on fees and dividends received from its subsidiaries. In the first quarter of 2005, Allied has made cash infusions to MECAR USA, Titan Dynamics and SeaSpace to support working capital requirements. The Company has a senior loan facility that contains both affirmative and negative financial covenants. The Company obtained a waiver for the requirement set forth in Section 7.6(a) of the Loan Agreement requiring the Company to maintain at the end of such fiscal quarter for the then preceding four fiscal quarters Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) of not less than $15,000.

MECAR. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of March 31, 2005, MECAR was in compliance with both of these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.

VSK Group. The VSK Group operated solely from cash generated from business operations. The VSK Group is obligated on several mortgages and other long-term obligations.

Other Subsidiaries. NS Microwave, Titan Dynamics, SeaSpace and MECAR, USA operated from cash generated from operations and cash infusions by Allied.

Stock Repurchases. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2005 and does not anticipate repurchasing shares of Company stock during the remainder of 2005.

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

Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

March 31, 2005, the Company is not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have been no such demands.

Critical Accounting Policies

Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 7 of the Form 10-K for the year ended December 31, 2004, and are outlined below:

•	Revenue recognition via the percentage of completion method. The percentage of completion method is used by MECAR, NS Microwave and SeaSpace for their fixed price sales contracts. Approximately 53% and 71% of condensed consolidated revenue was recognized under the percentage of completion method during the three months ended March 31, 2005 and 2004, respectively.

•	Goodwill and intangible asset valuation. The Company completed a goodwill impairment analysis in the fourth quarter of 2004 and determined that an impairment charge to earnings was not required.

•	Inventory reserves and allowance for doubtful accounts. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations. The inventory reserves and allowance for doubtful accounts are deemed reasonable.

•	Derivative instruments. The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized currently in net income.

•	Valuation of deferred income taxes and income tax reserves. The Company is subject to taxation by federal, state and international jurisdictions. The Company reviews the balances on a quarterly basis and believes the balances are adequate.

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
March 31, 2005
(Thousands of Dollars)
(Unaudited)

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

The Allied Defense Group, Inc.

March 31, 2005

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

Allied is exposed to market risk from foreign currency fluctuations and interest rate changes. Allied uses derivatives to manage some portion of these risks. Additional information regarding the derivatives is contained in Note 3. As of March 31, 2005 and December 31, 2004, all of the derivatives were related to actual or anticipated exposures of the Company’s transactions.

Approximately 77% and 86% of the Company’s revenue for the three months ended March 31, 2005 and 2004, respectively, was derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net losses for the three months ended March 31, 2005 and 2004 by approximately $0.3 million and $0.2 million, respectively.

At March 31, 2005, Allied had $40 million of cash (including restricted cash). Assuming all the cash was available for investment, a 1% change in interest rates would impact interest income for the three months ended March 31, 2005 and 2004 by $0.1 million and $0.08 million, respectively.

DISCLOSURE CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. As a result, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were effective.

2.	Changes in internal controls

The Company has remediated the material weakness of accounting for foreign currency contracts that arose in connection with the annual audit for 2004. The Company hired a financial expert on derivatives to help establish a policy on testing derivatives according to the FAS 133 guidelines. During 2005, all new foreign currency contracts entered into were documented and tested according to the FAS 133 guidelines. The Company is also in the process of remediating its significant deficiencies and expects to be completed by the end of 2005. Except as set forth above, there have been no significant changes in our internal controls over financial reporting or, to our knowledge, in other factors that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Allied Defense Group, Inc.
PART II — OTHER INFORMATION
March 31, 2005

Item 6 Exhibits

Exhibit No.	Description of Exhibits}
3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).

3.2	Amended and Restated By-Laws (Incorporated by reference from Form 10-Q filed in August 2004).

3.3	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).

10.1	Employment Agreement between Allied and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001).

10.2	Employment Agreement letter amendments between Allied and John G. Meyer, Jr. (Incorporated by reference from Form 10-Q filed in August 2004).

10.3	Employment Agreement between Allied and Charles A. Hasper (Incorporated by reference from Form 8-K filed in August 2001).

10.4	Employment Agreement letter amendment between Allied and Charles A. Hasper (Incorporated by reference from Form 10-Q filed in August 2004).

10.5	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).

10.6	Employment Agreement letter amendment between Allied and Monte L. Pickens (Incorporated by reference from Form 10-Q filed in August 2004).

10.7	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).

10.8	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 10-Q filed in August 2004).

10.9	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001 and April 2002).

10.10	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).

10.11	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).

10.12	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002).

10.13	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.14	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.15	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).

10.16	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002).

10.17	Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Form 10-Q filed in August 2004).

10.18	Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries (Incorporated by reference from Form 8-K filed in June 2004).

10.19	Amendment to Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries (Incorporated by reference from Form 10-K filed in March 2005)

10.20	Stock Option Agreement-Employee Form (Incorporated by reference from Form 10-Q filed in November 2004)

10.21	Director’s Stock Option Agreement-Director Form (Incorporated by reference from Form 10-Q filed in November 2004)

10.22	Summary of Annual Compensation of Board Members (Incorporated by reference from Form 10-K filed in March 2005)

10.23	Restricted Stock Agreement

The Allied Defense Group, Inc.
PART II — OTHER INFORMATION
March 31, 2005

Exhibit No.	Description of Exhibits}
21	List of Subsidiaries (Incorporated by reference from Form 10-K filed in March 2005).

23	Consent of Independent Registered Public Accounting Firm (Incorporated by reference from Form 10-K filed in March 2005).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Allied Defense Group, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

Date: May 10, 2005	/s/ Charles A. Hasper

Charles A. Hasper,
Chief Financial Officer and
Treasurer