Form 10-Q/A
period 2004-06-30
ALLIED DEFENSE GROUP INC
filed 2005-05-31
CIK 3952

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend The Allied Defense Group, Inc. (the “Company”) Quarterly Report on Form 10-Q for the period ended June 30, 2004 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003. The restatement arose from management’s determination that the Company’s accounting for foreign currency contracts did not qualify for the use of hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. See the more complete discussion set forth in the Annual Report on Form 10-K for the period ended December 31, 2004.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on August 9, 2004. The following items have been amended as a result of the restatement:

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

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars, except per share data)

	June 30, 2004
	Restated and
	Unaudited	December 31, 2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22,100	$43,377
Restricted cash	10,864	15,937
Accounts receivable	34,620	33,404
Costs and accrued earnings on uncompleted contracts	82,729	60,516
Inventories	14,351	12,068
Deferred tax asset	1,707	1,016
Fair value of foreign exchange contracts	—	6,900
Prepaid and other current assets	9,191	4,880

Total current assets	175,562	178,098

PROPERTY, PLANT AND EQUIPMENT – net of accumulated depreciation	25,093	24,615

OTHER ASSETS
Intangibles, net of accumulated amortization	3,948	4,135
Goodwill	13,558	13,718
Other assets	525	378

	18,031	18,231

	$218,686	$220,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$10,901	$14,200
Current maturities of long-term debt	2,239	2,709
Convertible subordinated debenture, current, less unamortized discount	6,693	5,250
Accounts payable	43,074	53,284
Accrued liabilities	18,225	7,594
Customer deposits	9,159	4,938
Foreign exchange contracts	3	—
Income taxes	4,295	906

Total current liabilities	94,589	88,881

LONG-TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	6,057	4,902
Convertible subordinated debenture, less current maturities and unamortized discount	—	2,156
Deferred compensation	1,705	1,334
Deferred taxes	2,045	5,533

	9,807	13,925

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,558,446 in 2004 and 5,551,373 in 2003	556	555
Additional paid-in capital	26,096	25,891
Retained earnings	74,271	75,495
Accumulated other comprehensive income	13,367	16,197

	114,290	118,138

	$218,686	$220,944

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of Dollars, except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Revenue	$39,232	$41,206	$66,095	$77,058

Cost and expenses
Cost of sales	28,456	28,777	50,631	54,398
Selling and administrative	5,702	6,520	12,349	12,294
Research and development	1,816	906	3,377	1,757

Operating income (loss)	3,258	5,003	(262)	8,609

Other income (expense)
Interest income	93	131	195	228
Interest expense	(520)	(524)	(998)	(959)
Other-net	(85)	(348)	(434)	(320)

	(512)	(741)	(1,237)	(1,051)

Earnings (loss) before income taxes	2,746	4,262	(1,499)	7,558

Income tax expense (benefit)	1,105	1,698	(275)	3,377

NET EARNINGS (LOSS)	$1,641	$2,564	$(1,224)	$4,181

Earnings (loss) per share

Basic	$0.30	$0.47	$(0.22)	$0.76

Diluted	$0.28	$0.45	$(0.22)	$0.74

Weighted average number of common shares:

Basic	5,555,509	5,487,919	5,553,454	5,483,546

Diluted	6,017,500	5,920,786	5,553,454	5,919,666

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Six months ended June 30
	2004	2003
	Restated	Restated
Cash flows from operating activities
Net earnings (loss)	$(1,224)	$4,181
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	2,295	1,810
Unrealized losses (gains) on forward contracts	5,203	(3,145)
Provision for estimated losses on contracts	242	438
Deferred taxes	18	5,416
Debenture issue costs and conversion feature	52	205
Deferred compensation	413	226
Common stock award	34	—
Changes in assets and liabilities
Accounts receivable	(2,887)	10,224
Costs and accrued earnings on uncompleted contracts	(21,129)	(1,742)
Inventories	(2,613)	(1,656)
Prepaid and other current assets	(5,377)	(6,437)
Accounts payable, accrued liabilities and customer deposits	1,424	105
Income taxes	3,474	1,513

Net cash (used in) provided by operating activities	(20,075)	11,138

Cash flows from investing activities
Capital expenditures	(3,476)	(3,023)

Net cash used in investing activities	(3,476)	(3,023)

Cash flows from financing activities
Principal payments on long-term borrowing	(2,190)	(1,166)
Proceeds from issuance of long-term debt	3,305	1,247
Net decrease in short-term borrowings	(2,812)	(153)
Proceeds from employee stock purchases	—	132
Option exercises	84	43
Restricted cash	4,580	(1,871)

Net cash provided by (used in) financing activities	2,967	(1,768)

Net increase (decrease) in cash and cash equivalents	(20,584)	6,347

Effects of exchange rate changes on cash and cash equivalents	(693)	846

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,277)	7,193

Cash and cash equivalents at beginning of year	43,377	14,876

Cash and cash equivalents at end of period	$22,100	$22,069

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$569	$635
Taxes	4,983	8,426

Supplemental Disclosures of Non-cash financing activities
Warrants issued in conjunction with senior secured credit facility	$68	$—

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

The Condensed Consolidated Balance Sheets as of June 30, 2004 included in this Form 10-Q/A has been restated as follows:

	June 30, 2004
	As	As Previously
	Restated	Reported
Accounts receivable	$34,620	$31,576
Cost and accrued earnings on uncompleted contracts	82,729	86,461
Fair value of foreign exchange contracts	—	3,811
Total current assets	175,562	180,061
Total assets	218,686	223,185
Accrued liabilities	18,225	21,549
Foreign exchange contracts	3	3,811
Total current liabilities	94,589	101,721
Deferred tax liability – non-current	2,045	1,150
Total liabilities	104,396	110,633
Accumulated other comprehensive income	13,367	10,764
Total liabilities and stockholder’s equity	218,686	223,185

The Condensed Consolidated Statements of Earnings for the three and six months ended June 30, 2004 and 2003 included in this Form 10-Q/A have been restated as follows:

Three months ended,	June 30, 2004		June 30, 2003
	As	As Previously	As	As Previously
	Restated	Reported	Restated	Reported
Revenues	$39,232	$45,228	$41,206	$42,723
Cost of Sales	28,456	30,537	28,777	30,691
Operating income	3,258	7,173	5,003	4,606
Earnings before income taxes	2,746	6,661	4,262	3,865
Income tax expense	1,105	2,435	1,698	1,563

Net Earnings	$1,641	$4,226	$2,564	$2,302

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Six months ended,	June 30, 2004		June 30, 2003
	As	As Previously	As	As Previously
	Restated	Reported	Restated	Reported
Revenues	$66,095	$79,696	$77,058	$85,380
Cost of Sales	50,631	54,848	54,398	59,606
Operating income (loss)	(262)	9,122	8,609	11,723
Earnings (loss) before income taxes	(1,499)	7,885	7,558	10,672
Income tax (benefit) expense	(275)	2,915	3,377	4,436

Net Earnings (loss)	$(1,224)	$4,970	$4,181	$6,236

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
June 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 3 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. As discussed in Note 1, the Company’s accounting for foreign currency exchange contracts at MECAR did not comply with the guidelines of FAS 133. As such, gains/losses from settlements of the derivative contracts are reported as a component of revenues and amounted to losses of $184 and $929 and gains of $4,682 and $8,337 for the three and six months ended June 31, 2004 and 2003, respectively.

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

NOTE 5 – ACCOUNTS RECEIVABLE

Accounts receivable at June 30, 2004 and December 31, 2003 are comprised as follows:

	2004	2003
	Restated
Direct and indirect receivables from foreign governments	$22,313	$19,696
Commercial and other receivables, less allowance for doubtful receivables of $119 in 2004 and $115 in 2003	12,307	13,708

	$34,620	$33,404

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

NOTE 6 - COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and accrued earnings on uncompleted contracts are recognized by MECAR, NS Microwave and SeaSpace for their fixed priced sales contracts in accordance with the percentage of completion method of accounting. Under this method, revenue is recognized as work progresses, based on the relationship between actual costs incurred during the period and total estimated cost to be incurred for the total contract. Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in cost of sales in the period in which the change is identified. The revenue recognized on the contracts in progress for the three and six months ended June 30, 2004 and 2003 were $31,346 and $50,437, and $34,121 and $62,992, respectively.

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

NOTE 10 - LONG-TERM DEBT

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

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net earnings (loss)	$1,641	$2,564	$(1,224)	$4,181
Interest on convertible debenture, net of taxes	46	90	—	179

Net earnings (loss) before interest on convertible debenture	$1,687	$2,654	$(1,224)	$4,360

Weighted average number of basic shares	5,555,509	5,487,919	5,553,454	5,483,546
Common stock equivalents	461,991	432,867	—	436,120

Weighted average number of diluted shares	6,017,500	5,920,786	5,553,454	5,919,666

Basic earning (loss) per share	$0.30	$0.47	$(0.22)	$0.76

Diluted earnings (loss) per share	$0.28	$0.45	$(0.22)	$0.74

For the six months ended June 30, 2004, the Company has excluded common stock equivalents of 478,256 since their effect would be anti-dilutive.

NOTE 13 - COMPREHENSIVE INCOME (LOSS)

A summary of the components of Comprehensive Income (Loss) for the three and six months ended June 30, 2004 and 2003, is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net earnings (loss)	$1,641	$2,564	$(1,224)	$4,181
Currency translation adjustment	(669)	4,885	(2,830)	6,819

Comprehensive income (loss)	$972	$7,449	$(4,054)	$11,000

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

The following table presents the pro forma decrease in income for the three and six months ended June 30, 2004 and 2003, that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Reported net earnings (loss)	$1,641	$2,564	$(1,224)	$4,181
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(165)	(120)	(331)	(241)

Pro forma net earnings (loss)	$1,476	$2,444	$(1,555)	$3,940

Basic earnings (loss) per share:
Reported earnings (loss) per share	$0.30	$0.47	$(0.22)	$0.76
Compensation costs, net of tax	(0.03)	(0.02)	(0.06)	(0.04)

Pro forma basic earnings (loss) per share	$0.27	$0.45	$(0.28)	$0.72

Diluted earnings (loss) per share:
Reported earnings (loss) per share	$0.28	$0.45	$(0.22)	$0.74
Compensation costs, net of tax	(0.03)	(0.02)	(0.05)	(0.04)

Pro forma diluted earnings (loss) per share	$0.25	$0.43	$(0.27)	$0.70

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Risk free interest rate	2.86%	2.86%	2.86%	2.86%
Expected volatility rate	47.00%	47.00%	47.00%	47.00%
Expected lives - years	3	3	3	3
Divided yield	—	—	—	—

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

NOTE 15 - INDUSTRY SEGMENTS

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Revenues from external customers
Ordnance & Manufacturing	$26,300	$31,802	$41,772	$57,664
Electronic Security	11,559	7,707	20,890	14,438
Environmental Safety & Security	1,223	1,509	3,247	3,815
Software, Training & Simulation	150	188	186	1,141

	$39,232	$41,206	$66,095	$77,058

Segment profit (loss) before taxes
Ordnance & Manufacturing	$1,752	$5,305	$(2,437)	$8,612
Electronic Security	2,237	(63)	3,057	(5)
Environmental Safety & Security	(1,046)	(345)	(1,182)	(337)
Software, Training & Simulation	(162)	(58)	(341)	109
Corporate and Other	(35)	(577)	(596)	(821)

	$2,746	$4,262	$(1,499)	$7,558

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

NOTE 17 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Allied, the parent company, provides management services to its subsidiaries and has no operating activities. Allied earned net profit (loss) of $1,641 and $(1,224) for the three and six months ended June 30, 2004, respectively, compared to net profits of $2,564 and $4,181 for the comparable periods of 2003.

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
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Three Months Ended June 30, 2004 and 2003

The table below shows, for the three months ended June 30, 2004 and 2003, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Three months ended June 30,
	2004		2003
Revenue	$39,232	100.0%	$41,206	100.0%
Cost and expenses
Cost of sales	28,456	72.5	28,777	69.8
Selling and administrative	5,702	14.5	6,520	15.8
Research and development	1,816	4.6	906	2.2

Operating income	3,258	8.4	5,003	12.2

Other income (expense)
Interest income	93	0.2	131	0.3
Interest expense	(520)	(1.4)	(524)	(1.3)
Other – net	(85)	(0.2)	(348)	(0.9)

Earnings before income taxes	2,746	7.0	4,262	10.3

Income tax expense	1,105	2.8	1,698	4.1

Net earnings	$1,641	4.2%	$2,564	6.2%

Revenue. Allied had revenue of $39,232 in the three months ended June 30, 2004, which was 5% lower than its revenue in the same period of 2003. This decrease was principally attributable to the change in accounting for the derivatives, which was offset by higher distribution sales and increased activities at the VSK Group and NS Microwave and the increase in the value of the Euro.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
		Percentage		Percentage
	Amount	of total	Amount	of total
Ordnance & Manufacturing	$26,300	67%	$31.802	77%
Electronic Security	11,559	30%	7,707	19%
Environmental Safety & Security	1,223	3%	1,509	4%
Software, Training & Simulation	150	—%	188	—%

	$39,232	100%	$41,206	100%

Ordnance & Manufacturing Segment revenue for the second quarter of 2004 decreased by 17% from the comparable 2003 period. The entire decrease occurred at MECAR as MECAR USA is not expected to be fully operational until the latter portion of 2004 or early 2005. The 2003 period was benefited by substantial activity under the approximately $130,000 Foreign Military Sales (FMS) contract which is in its final stages and did not provide as much revenue in the current period. While MECAR continues to meet the ammunition needs of its traditional customers, it is actively seeking to diversify its customer base.

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

Software, Training & Simulation Segment revenues for the second quarter of 2004 decreased by $38 from the comparable 2003 period. Titan Dynamics’ sales of its Battle Effects Simulators (BES) continue to be depressed pending safety certifications expected in late 2004 or early 2005 from the U.S. Navy/Marine Corps and the U.S. Army. Accordingly, Titan Dynamics’ revenue is now largely comprised of cartridge sales for previously sold simulators.

Cost of Sales. Cost of sales as a percentage of sales for the three months ended June 30, 2004 was 73% compared with 70% for the same period in 2003.

Cost of Sales as Percentage of Sales by Segment

	Three months ended
	June 30
	2004	2003
Ordnance & Manufacturing	80%	74%
Electronic Security	56%	55%
Environmental Safety & Security	60%	71%
Software, Training & Simulation	67%	43%

Total	73%	70%

Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the three months ended June 30, 2004 increased from the same period of 2003 due to the change to derivative accounting described above.

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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the three months ended June 30, 2004 was approximately 15% compared with 16% for the same period in 2003. This decrease stemmed from lower administrative costs at NS Microwave and Allied. In 2003, NS Microwave’s administrative costs were burdened with compensation charges associated with production personnel, which did not recur in 2004. Also in 2003, Allied’s administrative costs included the write-off of funding costs associated with a structured debt financing proposal, which did not recur in 2004. For the other business units, costs were greater in the second quarter of 2004 due primarily to increased compensation expenses for administrative personnel.

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

Pre-Tax Profit (Loss)

Pre-Tax Profit (Loss) by Segment

	Three months ended
	June 30
	2004	2003
Ordnance & Manufacturing	$1,752	$5,305
Electronic Security	2,237	(63)
Environmental Safety & Security	(1,046)	(345)
Software, Training & Simulation	(162)	(58)
Corporate and other	(35)	(577)

	$2,746	$4,262

Ordnance & Manufacturing Segment pre-tax profit for the three months ended June 30, 2004 decreased from the comparable period in 2003 principally due to the change to derivative accounting described above. MECAR’s profitability for 2004 is expected to be at lower levels than in prior years due to a lack of substantial high-margin contracts which benefited 2001-2003 results.

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

Income Taxes. The effective income tax rate in the three months ended June 30, 2004 and 2003 was 40%. While the corporate tax rate in Belgium was reduced from 40.17% to 33.99% effective for tax years beginning January 1, 2003, the reduced tax rate did not take effect at MECAR and the VSK Group until the second half of 2003.

Net Earnings. The Company earned a $1,641 net profit for the three months ended June 30, 2004 compared with $2,564 net profit in the same period of 2003. The decrease in 2004 resulted principally from the change to derivative accounting described above.

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
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Six Months Ended June 30, 2004 and 2003

The table below shows, for the six months ended June 30, 2004 and 2003, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Six months ended June 30,
	2004		2003
Revenue	$66,095	100.0%	$77,058	100.0%
Cost and expenses
Cost of sales	50,631	76.6	54,398	70.6
Selling and administrative	12,349	18.7	12,294	16.0
Research and development	3,377	5.1	1,757	2.3

Operating income (loss)	(262)	(0.4)	8,609	11.1

Other income (expense)
Interest income	195	0.3	228	0.3
Interest expense	(998)	(1.5)	(959)	(1.2)
Other – net	(434)	(0.7)	(320)	(0.4)

Earnings (loss) before income taxes	(1,499)	(2.3)	7,558	9.8

Income tax expense (benefit)	(275)	(0.4)	3,377	4.4

Net earnings (loss)	$(1,224)	(1.9)%	$4,181	5.4%

Revenue.

Allied had revenue of $66,095 in the six months ended June 30, 2004, which was 14% lower than its revenue in the same period of 2003. This decrease was principally attributable to reduced production activities at MECAR.

	Revenue by Segment
	Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003
		Percentage		Percentage
	Amount	of total	Amount	of total
Ordnance & Manufacturing	$41,772	63%	$57,664	75%
Electronic Security	20,890	32%	14,438	19%
Environmental Safety & Security	3,247	5%	3,815	5%
Software, Training & Simulation	186	—%	1,141	1%

	$66,095	100%	$77,058	100%

Ordnance & Manufacturing Segment revenue for the six months ended June 30, 2004 decreased by 28% from the comparable period in 2003. The decrease was the result of reduced activity on the large FMS contract received in February 2002, production delays encountered during the first quarter of 2004, and the change in the accounting gfor the derivatives.

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

Cost of Sales. Cost of sales as a percentage of sales for the six month periods ended June 30, 2004, was 77% compared with 71% for the same period in 2003.

Cost of Sales as Percentage of Sales by Segment

	Six months ended
	June 30
	2004	2003
Ordnance & Manufacturing	88%	76%
Electronic Security	57%	55%
Environmental Safety & Security	58%	65%
Software, Training & Simulation	67%	59%

Total	77%	71%

Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the six months ended June 2004 increased over the same period of 2003 due solely to the change to derivative accounting described above.

Electronic Security Segment cost of sales as a percentage of sales for the six months ended June 2004 increased over the same period of 2003 due to the higher NS Microwave material costs as noted above.

Environmental Safety & Security Segment cost of sales as a percentage of sales decreased from 2003 as a result of the change in product mix and streamlined labor costs

Software, Training & Simulation Segment cost of sales as a percentage of sales for the six months ended June 30, 2004 increased over 2003 as a result of the change in product mix and higher labor costs

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the six months ended June 30, 2004 was approximately 19% compared with 16% for the same period in 2003. This resulted from higher costs at MECAR, the VSK Group and SeaSpace for increased compensation expenses for administrative personnel, offset by decreased costs at NS Microwave and Allied.

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

Pre-Tax Profit (Loss)

Pre-Tax Profit (Loss) by Segment

	Six months ended
	June 30
	2004	2003
Ordnance & Manufacturing	$(2,438)	$8,612
Electronic Security	3,057	(5)
Environmental Safety & Security	(1,182)	(337)
Software, Training & Simulation	(341)	109
Corporate and other	(595)	(821)

	$(1,499)	$7,558

Ordnance & Manufacturing Segment incurred a pre-tax loss for the first half of 2004 and a pre-tax profit for the same period of 2003 due to reduced work on the FMS contract as well as the required change to derivative accounting described above.

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

Income Taxes. The effective income tax rate in the first six months of 2004 was a benefit of 18% compared to an expense of 45% in the same period of 2003. The fluctuation was primarily due to the reclassification of foreign currency hedge contracts as derivatives. While the corporate tax rate in Belgium was reduced from 40.17% to 33.99% effective for tax years beginning January 1, 2003, the reduced tax rate did not take effect at MECAR and the VSK Group until the second half of 2003.

Net Earnings (Loss). The Company incurred a $1,224 net loss for the six months ended June 30, 2004 compared with $4,181 net profit in the same periods of 2003. The decrease in 2004 resulted from the activities at MECAR, SeaSpace and Titan Dynamics.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2004
(Thousands of Dollars)
(Unaudited)

Backlog. As of June 30, 2004, the Company’s backlog was $84,899 compared to $115,416 at December 31, 2003, and $124,430 at June 30, 2003. The June 30, 2004 and December 31, 2003 amounts included unfunded portion of approximately $9,700 from an indefinite delivery, indefinite quantity (IDIQ) federal contract.

	Backlog by Segment
	June 30, 2004		June 30, 2003
		Percentage		Percentage
	Amount	of total	Amount	Of total
Ordnance & Manufacturing	$59,687	70%	$110,615	89%
Electronic Security	23,029	27	12,281	10
Environmental Safety & Security	1,630	2	1,452	1
Software, Training & Simulation	553	1	82	—

	$84,899	100%	$124,430	100%

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

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $80,973 at June 30, 2004, which is a decrease of $8,244 from the December 31, 2003, level. Working capital remains strong due to profitable operations.

Cash at June 30, 2004 decreased by $21,277 from December 31, 2003 as substantial cash was expended in the first half of 2004 to repay current liabilities including MECAR’s short-term borrowings. Restricted cash decreased by $5,073 in the first half of 2004 due to completion of certain contracts at MECAR.

Accounts receivable at June 30, 2004 increased by $1,216, or 4% from December 31, 2003, due to higher sales in the second quarter 2004 versus the second quarter 2003 and the change in accounting for the derivatives. Costs and accrued earnings on uncompleted contracts increased by $22,213 from year-end 2003 primarily as a result of continued work on MECAR contracts and the change in accounting for the derivatives. Inventories increased $2,283 primarily from higher raw material purchases. The inventory buildup will give the subsidiaries the ability to deliver products with the shortest possible lead times. Fair value of foreign exchange contracts was a liability of $3 at June 30, 2004, compared to an asset of $6,900 at December 31, 2003. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers.

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

Notes Payable decreased $3,299 from December 31, 2003 as a result of MECAR paying off a short-term loan. During the first six months of 2004, MECAR used its cash from operations for working capital needs. Accounts payable decreased $10,210 as a result of lower production costs, primarily at MECAR, for the six months ended June 30, 2004 compared to the six months ended December 2003. In contrast, accrued liabilities increased $10,631 due primarily to the costs associated with deferred gains related to forward exchange contracts at MECAR. MECAR entered into new foreign exchange contracts during 2004. Customer deposits increased $4,221 primarily at MECAR as a result of shipments during the period and other new contracts in 2004 requiring deposits. Income taxes increased $3,389 due to the tax provisions at MECAR and the VSK Group, offset by the tax benefits at NS Microwave, SeaSpace, Titan Dynamics and Corporate.

Convertible-subordinated debenture, current and long-term, was materially unchanged between June 30, 2004, and December 31, 2003. The Company has commenced repayment of the debenture. Monthly payments will continue through March 2005.

Stockholders’ equity as of June 30, 2004, was negatively affected by the reduction in the value of the Euro versus the U.S. dollar during the first six months of 2004, resulting in a decrease in accumulated other comprehensive income by $2,830. The Euro depreciated by approximately 4% since the beginning of the year.

Cash Flows

The table below provides the cash flow statement data for the periods presented.

	Six months ended June 30
	2004	2003
Net cash (used in) provided by operating activities	$(20,075)	$11,138
Net cash used in investing activities	(3,476)	(3,023)
Net cash provided by (used in) financing activities	2,967	(1,768)

Operating Activities. The Company used $20,075 of cash in its operating activities during the six months ended June 30, 2004 whereas it generated $11,138 of cash during the same period of 2003. This is attributed primarily to reduction in earnings for the six months ended June 2004 and increase in costs and accrued earnings on uncompleted contracts. Cash paid for interest was $569 and $635, for the six months ended June 30, 2004 and 2003, respectively. Cash paid for income taxes was $4,983 and $8,426 for the six months ended June 30, 2004 and 2003, respectively, and includes federal, international and state taxes.

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

Critical Accounting Policies

Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 7 of the Form 10-K for the year ended December 31, 2003, and are outlined below:

•	Revenue recognition via the percentage of completion method. The percentage of completion method is used by MECAR, NS Microwave and SeaSpace for their fixed price sales contracts. Approximately 80% and 76%, and 83% and 82%, of condensed consolidated revenue was recognized under the percentage of completion method during the three and six months ended June 30, 2004 and 2003, respectively.

•	Goodwill and intangible asset valuation. The Company completed a goodwill impairment analysis in the fourth quarter of 2003 and did not determine that an impairment charge to earnings was required. As required by the accounting rules, the Company will perform a similar review each year or earlier if indicators of potential impairment exist. As of June 30, 2004, there were no indicators of impairment.

•	Inventory reserves and allowance for doubtful accounts. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations. The inventory reserves and allowance for doubtful accounts are deemed reasonable.

•	Derivative Instruments. The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized currently in net income.

•	Valuation of deferred income taxes and income tax reserves. The Company is subject to taxation by federal, state and international jurisdictions. The Company reviews the balances on a quarterly basis and believes the balances are adequate.

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

Approximately 87% and 92% of the Company’s revenue for the six months ended June 30, 2004 and 2003, respectively, were derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net earnings for the three and six months ended June 30, 2004 and 2003 by approximately $0.20 million and $0.03 million and $0.43 million and $0.68 million, respectively.

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
PART II – OTHER INFORMATION
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

The Allied Defense Group, Inc.
PART II – OTHER INFORMATION
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