Form 10-Q/A
period 2004-09-30
ALLIED DEFENSE GROUP INC
filed 2005-05-31
CIK 3952

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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to amend The Allied Defense Group, Inc. (the “Company”) Quarterly Report on Form 10-Q for the period ended September 30, 2004 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003. The restatement arose from management’s determination that the Company’s accounting for foreign currency contracts did not qualify for the use of hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. See the more complete discussion set forth in the Annual Report on Form 10-K for the period ended December 31, 2004.

Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 9, 2004. The following items have been amended as a result of the restatement:

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
	Restated and
	Unaudited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,545	$43,377
Restricted cash	10,928	15,937
Accounts receivable	35,853	33,404
Costs and accrued earnings on uncompleted contracts	68,100	60,516
Inventories	15,519	12,068
Deferred tax asset	1,990	1,016
Fair value of foreign exchange contracts	445	6,900
Prepaid and other current assets	8,479	4,880

Total current assets	161,859	178,098

PROPERTY, PLANT AND EQUIPMENT – net of accumulated depreciation	25,844	24,615

OTHER ASSETS
Intangibles, net of accumulated amortization	3,864	4,135
Goodwill	14,226	13,718
Other assets	522	378

	18,612	18,231

	$206,315	$220,944

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$11,688	$14,200
Current maturities of long-term debt	2,253	2,709
Convertible subordinated debenture, current, less unamortized discount	4,462	5,250
Accounts payable	40,050	53,284
Accrued liabilities	10,072	7,594
Customer deposits	8,465	4,938
Income taxes	4,357	906

Total current liabilities	81,347	88,881

LONG-TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	5,791	4,902
Convertible subordinated debenture, less current maturities and unamortized discount	—	2,156
Deferred compensation	1,479	1,334
Deferred taxes	1,219	5,533

	8,489	13,925

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding 5,599,617 in 2004 and 5,551,373 in 2003	560	555
Additional paid-in capital	26,568	25,891
Retained earnings	74,293	75,495
Accumulated other comprehensive income	15,058	16,197

	116,479	118,138

	$206,315	$220,944

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Thousands of Dollars, except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Revenue	$36,137	$31,421	$102,233	$108,479

Cost and expenses
Cost of sales	27,300	25,398	77,932	79,796
Selling and administrative	6,010	5,259	18,358	17,553
Research and development	2,031	1,545	5,408	3,302

Operating income (loss)	796	(781)	535	7,828

Other income (expense)
Interest income	140	123	334	351
Interest expense	(717)	(547)	(1,715)	(1,506)
Other-net	(474)	(46)	(908)	(366)

	(1,051)	(470)	(2,289)	(1,521)

Earnings (loss) before income taxes	(255)	(1,251)	(1,754)	6,307

Income tax (benefit) expense	(277)	(875)	(552)	2,502

NET EARNINGS (LOSS)	$22	$(376)	$(1,202)	$3,805

Earnings (loss) per share

Basic	$—	$(0.07)	$(0.22)	$0.69

Diluted	$—	$(0.07)	$(0.22)	$0.68

Weighted average number of common shares:

Basic	5,565,871	5,504,106	5,557,623	5,490,475

Diluted	5,966,973	5,504,106	5,557,623	5,984,933

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands of Dollars)

(Unaudited)

	Nine months ended September 30
	2004	2003
	Restated	Restated
Cash flows from operating activities
Net earnings (loss)	$(1,202)	$3,805
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	3,485	2,855
Unrealized gain (loss) on forward contracts	5,564	(1,253)
Provision for estimated losses on contracts	171	45
Deferred taxes	(1,091)	4805
Debt issue costs	115	224
Deferred compensation	159	340
Common stock award	106	111
Changes in assets and liabilities
Accounts receivable	(10,106)	14,852
Costs and accrued earnings on uncompleted contracts	(631)	(24,599)
Inventories	(3,576)	(2,410)
Prepaid and other current assets	(4,267)	(6,359)
Accounts payable, accrued liabilities and customer deposits	(10,215)	20,004
Income taxes	3,221	1,048

Net cash provided by (used in) operating activities	(18,267)	13,468

Cash flows from investing activities
Capital expenditures	(4,807)	(4,454)
Acquisitions	(525)	—

Net cash used in investing activities	(5,332)	(4,454)

Cash flows from financing activities
Principal payments on long-term borrowing	(5,072)	(1,650)
Proceeds from issuance of long-term debt	3,497	1,517
Net increase (decrease) in short-term borrowings	(2,245)	1,507
Proceeds from employee stock purchases	233	142
Option exercises	255	131
Restricted cash	4,686	(1,769)

Net cash provided by (used in) financing activities	1,354	(122)

Net increase (decrease) in cash and cash equivalents	(22,245)	8,892

Effects of exchange rate changes on cash and cash equivalents	(587)	1,137

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,832)	10,029

Cash and cash equivalents at beginning of year	43,377	14,876

Cash and cash equivalents at end of period	$20,545	$24,905

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$980	$896
Taxes	6,170	8,957

Supplemental Disclosures of Non-cash financing activities
Warrants issued in conjunction with senior secured credit facility	68	—

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

The Condensed Consolidated Balance Sheet as of September 30, 2004 included in this Form 10-Q/A has been restated as follows:

	September 30, 2004
	As	As Previously
	Restated	Reported
Accounts receivable	$35,853	$39,229
Cost and accrued earnings on uncompleted contracts	68,100	67,825
Fair value of foreign exchange contracts	445	5,249
Total current assets	161,859	169,764
Total assets	206,315	214,220
Accrued liabilities	10,072	15,159

Foreign exchange contracts	—	5,249
Total current liabilities	81,347	91,683
Deferred tax liability – non-current	1,219	393
Total liabilities	89,836	99,346
Accumulated other comprehensive income	15,058	12,428
Total liabilities and stockholder’s equity	206,315	214,220

The Condensed Consolidated Statements of Earnings for the three and nine months ended September 30, 2004 and 2003 included in this Form 10-Q/A have been restated as follows:

	September 30, 2004		September 30, 2003
	As	As Previously	As	As Previously
Three months ended,	Restated	Reported	Restated	Reported
Revenues	$36,137	$37,142	$31,421	$34,871
Cost of Sales	27,300	28,062	25,398	26,972
Operating income (loss)	796	1,039	(781)	1,095
Earnings (loss) before income taxes	(255)	(12)	(1,251)	625
Income tax (benefit)	(277)	(194)	(875)	(238)

Net Earnings (loss)	$22	$182	$(376)	$863

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

	September 30, 2004		September 30, 2003
	As	As Previously	As	As Previously
Nine months ended,	Restated	Reported	Restated	Reported
Revenues	$102,233	$116,837	$108,479	$120,251
Cost of Sales	77,932	82,909	79,796	86,578
Operating income	535	10,162	7,828	12,818
Earnings (loss) before income taxes	(1,754)	7,873	6,307	11,297
Income tax (benefit) expense	(552)	2,721	2,502	4,198

Net Earnings (loss)	$(1,202)	$5,152	$3,805	$7,099

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

NOTE 3 - ACQUISITION

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

NOTE 4 - DERIVATIVE FINANCIAL INSTRUMENTS

The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. As discussed in Note 1, the Company’s accounting for foreign currency exchange contracts at MECAR did not comply with the guidelines of FAS 133. As such, gains/losses from settlements of the derivative contracts are reported as a component of revenues and amounted to gains of $1,137, $208, $1,496 and $9,833 for the three and nine months ended September 30, 2004 and 2003, respectively.

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

NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable at September 30, 2004 and December 31, 2003 are comprised as follows:

	2004	2003
	Restated
Direct and indirect receivables from foreign governments	$15,854	$19,696
Commercial and other receivables, less allowance for doubtful receivables of $120 in 2004 and $115 in 2003	19,999	13,708

	$35,853	$33,404

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

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 7 - COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Costs and accrued earnings on uncompleted contracts are recognized by MECAR, NS Microwave and SeaSpace for their fixed priced sales contracts in accordance with the percentage of completion method of accounting. Under this method, revenue is recognized as work progresses, based on the relationship between actual costs incurred during the period and total estimated cost to be incurred for the total contract. Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in cost of sales in the period in which the change is identified. The revenue recognized on the contracts in progress for the three and nine months ended September 30, 2004 and 2003 were $29,349 and $79,786, and $24,868 and $87,860, respectively.

NOTE 8 – INVENTORIES

Inventories at September 30, 2004 and December 31, 2003 are comprised as follows:

	2004	2003
Raw materials	$13,465	$9,852
Work in process	819	1,017
Finished goods, less reserve for obsolescence of $213 in 2004 and $214 in 2003	1,235	1,199

	$15,519	$12,068

NOTE 9 – INTANGIBLE ASSETS AND GOODWILL

	September 30, 2004			December 31, 2003
		Accumulated			Accumulated
	Gross Amount	Amortization	Net	Gross Amount	Amortization	Net
Intangible assets subject to amortization:
Capitalized Software	$1,191	$411	$780	$1,179	$282	$897
Customer Lists	2,297	494	1,803	2,247	356	1,891
Patents	1,494	213	1,281	1,494	147	1,347

Total	$4,982	$1,118	$3,864	$4,920	$785	$4,135

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

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 10 – NOTES PAYABLE AND CREDIT FACILITY

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

NOTE 11 - LONG-TERM DEBT

Long-term obligations consist of the following as of September 30, 2004 and December 31, 2003, respectively:

	2004	2003
Notes payable, less unamortized discount and debt issue costs	$1,148	$—
Mortgage loan agreements	271	908
Capital leases and other	6.625	6,703

Total Long-Term Debt	$8,044	$7,611
Less current maturities	2,253	2,709

Long-Term Debt, less current maturities and unamortized discount	$5,791	$4,902

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

Scheduled annual maturities of long-term obligations as of September 30, 2004 are approximately as follows:

Year	Amount
2005	$2,253
2006	1,991
2007	1,492
2008	748
2009	246
Thereafter	1,314

NOTE 12 - CONVERTIBLE SUBORDINATED DEBENTURE

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

NOTE 13 - EARNINGS (LOSS) PER SHARE

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

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net earnings (loss)	$22	$(376)	$(1,202)	$3,805
Interest on convertible debenture, net of taxes	—	—	—	269

Net earnings (loss) before interest on convertible debenture	$22	$(376)	$(1,202)	$4,074

Weighted average number of basic shares	5,565,871	5,504,106	5,557,623	5,490,475
Common stock equivalents	401,102	—	—	494,458

Weighted average number of diluted shares	5,966,973	5,504,106	5,557,623	5,984,933

Basic earnings (loss) per share	$—	$(0.07)	$(0.22)	$0.69

Diluted earnings (loss) per share	$—	$(0.07)	$(0.22)	$0.68

For the three months ended September 30, 2003 and nine months ended September 30, 2004, the Company has excluded common stock equivalents of 497,133 and 452,234 since their effect would be anti-dilutive.

NOTE 14 - COMPREHENSIVE INCOME (LOSS)

A summary of the components of Comprehensive Income (Loss) for the three and nine months ended September 30, 2004 and 2003 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Net earnings (loss)	$22	$(376)	$(1,202)	$3,805
Currency translation adjustment	1,691	997	(1,139)	8,778

Comprehensive income (loss)	$1,713	$621	$(2,341)	$12,583

The currency translation adjustment for the three months ended September 2004 and the three and nine months ended September 2003 resulted from the appreciation of the Euro during the respective periods. In contrast, the currency translation adjustment for the nine months ended September 2004 resulted from the depreciation of the Euro during that period.

NOTE 15 - STOCK BASED COMPENSATION

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

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
	Restated	Restated	Restated	Restated
Reported net earnings (loss)	$22	$(376)	$(1,202)	$3,805
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(158)	(118)	(473)	(353)

Pro forma net earnings (loss)	$(136)	$(494)	$(1,675)	$3,452

Basic earnings (loss) per share:
Reported earnings (loss) per share	$—	$(0.07)	$(0.22)	$0.69
Compensation costs, net of tax	(0.03)	(0.02)	(0.09)	(0.06)

Pro forma basic earnings (loss) per share	$(0.03)	$(0.09)	$(0.31)	$0.63

Diluted earnings (loss) per share:
Reported earnings (loss) per share	$—	$(0.07)	$(0.22)	$0.68
Compensation costs, net of tax	(0.03)	(0.02)	(0.08)	(0.06)

Pro forma diluted earnings (loss) per share	$(0.03)	$(0.09)	$(0.30)	$0.62

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

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

NOTE 16 - INDUSTRY SEGMENTS

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues from external customers
Ordnance & Manufacturing	$22,084	$22,220	$63,858	$79,883
Electronic Security	12,497	7,748	33,386	22,187
Environmental Safety & Security	1,407	1,414	4,654	5,229
Software, Training & Simulation	149	39	335	1,180

	$36,137	$31,421	$102,233	$108,479

Segment profit (loss) before taxes
Ordnance & Manufacturing	$(330)	$(1,413)	$(2,768)	$7,200
Electronic Security	2,020	640	5,077	635
Environmental Safety & Security	(1,182)	(271)	(2,364)	(608)
Software, Training & Simulation	(177)	(167)	(517)	(58)
Corporate and Other	(586)	(40)	(1,182)	(862)

	$(255)	$(1,251)	$(1,754)	$6,307

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

NOTE 18 - RECENT ACCOUNTING PRONOUNCEMENTS

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

Allied had net profit (loss) of $22 and $(1,202) for the three and nine months ended September 30, 2004, respectively, compared to net profit (loss) of $(376) and $3,805 for the comparable periods of 2003. The reduction in net profits for the nine months ended September 30, 2004 resulted from reduced revenues, Sarbanes Oxley compliance costs - primarily from consulting and associated costs, and substantial research and development initiatives to expand its product offerings, increase market share in existing markets, and penetrate new markets.

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
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Three Months Ended September 30, 2004 and 2003

The table below shows, for the three months ended September 30, 2004 and 2003, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Three months ended September 30,
	2004		2003
Revenue	$36,137	100.0%	$31,421	100.0%
Cost and expenses
Cost of sales	27,300	75.6	25,398	80.8
Selling and administrative	6,010	16.6	5,259	16.7
Research and development	2,031	5.6	1,545	4,9

Operating income (loss)	796	2.2	(781)	(2.4)

Other income (expense)
Interest income	140	0.4	123	0.4
Interest expense	(717)	(2.0)	(547)	(1.7)
Other – net	(474)	(1.3)	(46)	(0.2)

Loss before income taxes	(255)	(0.7)	(1,251)	(3.9)

Income tax benefit	(277)	(0.8)	(875)	(2.7)

Net earnings (loss)	$22	0.1%	$(376)	(1.2)%

Revenue. Allied had revenue of $36,137 in the three months ended September 30, 2004, which was 15% higher than its revenue in the same period of 2003. This increase was principally attributable to higher distribution sales and increased activities at the VSK Group and NS Microwave and the increase in the value of the Euro.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	September 30, 2004		September 30, 2003
		Percentage		Percentage
	Amount	of total	Amount	of total
Ordnance & Manufacturing	$22,084	61%	$22,220	71%
Electronic Security	12,497	35%	7,748	25%
Environmental Safety & Security	1,407	4%	1,414	4%
Software, Training & Simulation	149	—%	39	—%

	$36,137	100%	$31,421	100%

Ordnance & Manufacturing Segment revenue for the third quarter of 2004 decreased by 1% from the comparable 2003 period. The entire decrease occurred at MECAR and resulted primarily from two factors. First, MECAR experienced raw material delays, which was due in turn to unanticipated increases in order lead times. MECAR expects to make up the revenue in the fourth quarter. Second, the 2003 period was benefited by substantial activity under the approximately $130,000 Foreign Military Sales (FMS) contract which is in its final stages and did not provide as much revenue in the current period. While MECAR continues to meet the ammunition needs of its traditional customers, it is actively seeking to diversify its customer base.

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

Cost of Sales. Cost of sales as a percentage of sales for the three months ended September 30, 2004 was 76% compared with 81% for the same period in 2003.

Cost of Sales as Percentage of Sales by Segment

	Three months ended
	September 30
	2004	2003
Ordnance & Manufacturing	90%	84%
Electronic Security	59%	53%
Environmental Safety & Security	78%	67%
Software, Training & Simulation	62%	75%

Total	76%	81%

Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the three months ended September 30, 2004 increased over the same period of 2003 as a result of the change in the accounting for the derivatives.

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

Pre-Tax Profit (Loss)

Pre-Tax Profit (Loss) by Segment

	Three months ended
	September 30
	2004	2003
Ordnance & Manufacturing	$(330)	$(1,413)
Electronic Security	2,021	640
Environmental Safety & Security	(1,182)	(271)
Software, Training & Simulation	(177)	(167)
Corporate and other	(587)	(40)

	$(255)	$(1,251)

Ordnance & Manufacturing Segment incurred a pre-tax loss of $330 for the three months ended September 30, 2004 versus a pre-tax loss of $1,413 for the comparable period in 2003. The pre-tax loss was principally due to production delays which lowered third quarter revenues and margins. The lower margins did not cover the operating expenses, even though MECAR took actions to mitigate the production delays through some costs savings. MECAR expects to make up the revenues in the fourth quarter. Notwithstanding, MECAR’s profitability for 2004 is expected to be at lower levels than in prior years due to a lack of substantially higher margin contracts which benefited 2001-2003 results.

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

Net Earnings (Loss). The Company earned a $22 net profit for the three months ended September 30, 2004 compared with $376 net loss in the same period of 2003. The increase in 2004 resulted principally from the activities at MECAR, SeaSpace and Titan Dynamics.

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
(Thousands of Dollars)
(Unaudited)

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

The table below shows, for the nine months ended September 30, 2004 and 2003, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Nine months ended September 30,
	2004		2003
Revenue	$102,233	100.0%	$108,479	100.0%
Cost and expenses
Cost of sales	77,932	76.2	79,796	73.6
Selling and administrative	18,358	18.0	17,553	16,2
Research and development	5,408	5.3	3,302	3.0

Operating income	535	0.5	7,828	7.2

Other income (expense)
Interest income	334	0.3	351	0.3
Interest expense	(1,715)	(1.7)	(1,506)	(1.4)
Other – net	(908)	(0.9)	(366)	(0.3)

Earnings (loss) before income taxes	(1754)	(1.8)	6,307	5.8

Income tax (benefit) expense	(552)	(0.5)	2,502	2.3

Net earnings (loss)	$(1,202)	(1.3)%	$3,805	3.5%

Revenue.

Allied had revenue of $102,233 in the nine months ended September 30, 2004, which was 6% lower than its revenue in the same period of 2003. This decrease was principally attributable to reduced production activities at MECAR, SeaSpace and Titan Dynamics, offset by the increase in the value of the Euro.

	Revenue by Segment
	Nine Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2003
		Percentage		Percentage
	Amount	of total	Amount	of total
Ordnance & Manufacturing	$63,858	62%	$79,883	74%
Electronic Security	33,386	33%	22,187	20%
Environmental Safety & Security	4,654	5%	5,229	5%
Software, Training & Simulation	335	—%	1,180	1%

	$102,233	100%	$108,479	100%

Ordnance & Manufacturing Segment revenue for the nine months ended September 30, 2004 decreased by 20% from the comparable period in 2003. The decrease was the result of reduced activity on the large FMS contract received in February 2002 and production delays encountered during the third quarter of 2004.

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

Cost of Sales. Cost of sales as a percentage of sales for the nine months period ended September 30, 2004, was 76% compared with 74% for the same period in 2003.

Cost of Sales as Percentage of Sales by Segment

	Nine months ended
	September 30
	2004	2003
Ordnance & Manufacturing	87%	79%
Electronic Security	58%	54%
Environmental Safety & Security	64%	66%
Software, Training & Simulation	64%	60%

Total	76%	74%

Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the nine months ended September 30, 2004 increased over the same period of 2003.

Electronic Security Segment cost of sales as a percentage of sales for the nine months ended September 30, 2004 increased over the same period of 2003 due to the higher NS Microwave material costs as noted above.

Environmental Safety & Security Segment cost of sales as a percentage of sales decreased from 2003 as a result of the change in product mix and streamlined labor costs

Software, Training & Simulation Segment cost of sales as a percentage of sales for the nine months ended September 30, 2004 increased over 2003 as a result of the change in product mix and higher labor costs

Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the nine months ended September 30, 2004 was approximately 18% compared with 16% for the same period in 2003. This resulted from higher costs at Corporate, MECAR, the VSK Group and SeaSpace for Sarbanes Oxley compliance costs and increased compensation expenses for administrative personnel. This was offset by decreased costs at NS Microwave. In 2003, NS Microwave administrative costs were burdened with compensation charges associated with production personnel, which did not recur in 2004.

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

Pre-Tax Profit (Loss)

Pre-Tax Profit (Loss) by Segment

	Nine months ended
	September 30
	2004	2003
Ordnance & Manufacturing	$(2,768)	$7,200
Electronic Security	5,077	635
Environmental Safety & Security	(2,364)	(608)
Software, Training & Simulation	(517)	(58)
Corporate and other	(1,182)	(862)

	$(1,754)	$6,307

Ordnance & Manufacturing Segment incurred a pre-tax loss for the first nine months of 2004 versus a pre-tax profit for the comparable period in 2003 due to the change in accounting for the derivatives, reduced work on the FMS contract and production delays in the third quarter of 2004.

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

Income Taxes. The effective income tax rate in the first nine months of 2004 was a benefit of 31% compared to an expense of 40% in the same period of 2003. This occurred primarily from the change in accounting for the derivatives described above. While the corporate tax rate in Belgium was reduced from 40.17% to 33.99% effective for tax years beginning January 1, 2003, the reduced tax rate did not take effect at MECAR and the VSK Group until the second half of 2003.

Net Earnings (Loss). The Company incurred a $1,202 net loss for the nine months ended September 30, 2004 compared with $3,805 net profit in the same period of 2003. The decrease in 2004 resulted from the activities at MECAR, SeaSpace and Titan Dynamics.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2004
(Thousands of Dollars)
(Unaudited)

Backlog. As of September 30, 2004, the Company’s backlog was $82,500 compared to $115,416 at December 31, 2003, and $121,674 at September 30, 2003. The September 30, 2004 and December 31, 2003 amounts included unfunded portion from an indefinite delivery, indefinite quantity (IDIQ) federal contract.

	Backlog by Segment
	September 30, 2004		September 30, 2003
		Percentage		Percentage
	Amount	of total	Amount	Of total
Ordnance & Manufacturing	$55,467	67%	$103,802	85%
Electronic Security	24,796	30	15,582	13
Environmental Safety & Security	1,498	2	1,632	1
Software, Training & Simulation	739	1	658	1

	$82,500	100%	$121,674	100%

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

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $80,512 at September 30, 2004, which is a decrease of $8,705 from the December 31, 2003, level. Working capital remains strong due to profitable operations.

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

Accounts receivable at September 30, 2004 increased by $2,449, or 7% from December 31, 2003, due to higher shipments in third quarter 2004 versus fourth quarter 2003 and the change in accounting for the derivatives. Costs and accrued earnings on uncompleted contracts increased by $7,584 from year-end 2003 primarily as a result of the change in accounting for the derivatives. Inventories increased $3,451 primarily from higher raw material purchases. The inventory buildup will give the subsidiaries the ability to deliver products with the shortest possible lead times. Fair value of foreign exchange contracts was $445 at September 30, 2004, compared to $6,900 at December 31, 2003. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers.

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

Stockholders’ equity as of September 30, 2004, was negatively affected by the reduction in the value of the Euro versus the U.S. dollar during the first nine months of 2004, resulting in a decrease in accumulated other comprehensive income by $1,139. The Euro depreciated by approximately 2% since the beginning of the year.

Cash Flows

The table below provides the summary cash flow data for the periods presented.

	Nine months ended September 30
	2004	2003
Net cash provided by (used in) operating activities	$(18,267)	$13,468
Net cash used in investing activities	(5,332)	(4,454)
Net cash provided by (used in) financing activities	1,354	(122)

Operating Activities. The Company used $18,267 of cash in its operating activities during the nine months ended September 30, 2004 whereas it generated $13,468 of cash during the same period of 2003. This is attributed primarily to three factors. First, the Company’s earnings were less in 2004 than in 2003. Second, the Company paid short term liabilities, which included Sarbanes Oxley compliance costs and legal costs associated with an ongoing dispute. Third, the Company incurred higher accounts receivable from shipments to customers in 2004 for which cash was not yet received as of September 30, 2004. Cash paid for interest was $980 and $896, for the nine months ended September 30, 2004 and 2003, respectively. Cash paid for income taxes was $6,170 and $8,957 for the nine months ended September 30, 2004 and 2003, respectively, and includes federal, international and state taxes.

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

Critical Accounting Policies

Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 7 of the Form 10-K for the year ended December 31, 2003, and are outlined below:

•	Revenue recognition via the percentage of completion method. The percentage of completion method is used by MECAR, NS Microwave and SeaSpace for their fixed price sales contracts. Approximately 81% and 78% of condensed consolidated revenue was recognized under the percentage of completion method during the three and nine months ended September 30, 2004, respectively. Approximately 79% and 81% of condensed consolidated revenue was recognized under the percentage of completion method during the three and nine months ended September 30, 2003, respectively.

•	Goodwill and intangible asset valuation. The Company completed a goodwill impairment analysis in the fourth quarter of 2003 and determined that an impairment charge to earnings was not required. As required by the accounting rules, the Company will perform a similar review in the fourth quarter of 2004.

•	Inventory reserves and allowance for doubtful accounts. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations. The inventory reserves and allowance for doubtful accounts are deemed reasonable.

•	Derivative Instruments. The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized currently in net income.

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

The Allied Defense Group, Inc.

September 30, 2004

QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

At September 30, 2004, Allied had $31million of cash (including restricted cash). Assuming all the cash was available for investment, a 1% change in interest rates would impact interest income for the three and nine months ended September 30, 2004 and 2003 by $0.08 million and $0.24 million and $0.09 million and $0.27, respectively.

Approximately 84% and 92% of the Company’s revenue for the nine months ended September 30, 2004 and 2003, respectively, were derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net earnings for the three and nine months ended September 30, 2004 and 2003 by approximately $0.09 million and $0.11 million and $0.01 million and $0.69 million, respectively.

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