Form 10-Q
period 2005-06-30
ALLIED DEFENSE GROUP INC
filed 2005-08-15
CIK 3952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended June 30, 2005
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
Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2005: 5,656,412.

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets June 30, 2005 and December 31, 2004	2

Condensed Consolidated Statements of Operations Three and six months ended June 30, 2005 and 2004	3

Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2005 and 2004	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Market Risk Disclosure	29

Item 4. Disclosure Controls and Procedures	30

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 6. Exhibits	31

Signatures	32

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share data)

	June 30, 2005	December 31, 2004
		Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,101	$27,940
Restricted cash	7,667	9,757
Accounts receivable	18,852	28,241
Costs and accrued earnings on uncompleted contracts	35,199	54,877
Inventories	15,904	16,063
Deferred tax asset	3,435	1,058
Fair value of foreign exchange contracts	1	1,195
Prepaid and other current assets	6,709	4,123

Total current assets	99,868	143,254

PROPERTY, PLANT AND EQUIPMENT – net of accumulated depreciation	27,993	30,294

OTHER ASSETS
Restricted cash	2,000	2,000
Intangibles, net of accumulated amortization	3,488	3,723
Goodwill	13,869	14,401
Deferred tax asset, non-current	1,190	1,020
Other assets	1,310	1,626

	21,857	22,770

	$149,718	$196,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$47	$54
Current maturities of long-term debt	2,225	2,733
Convertible subordinated debenture, current, less unamortized discount	—	2,231
Accounts payable	12,850	34,933
Accrued liabilities	6,774	9,374
Customer deposits	8,679	8,708
Deferred compensation	—	1,612
Foreign exchange contracts	2,661	—
Income taxes	—	811

Total current liabilities	33,236	60,456

LONG-TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	4,997	6,440
Deferred compensation	410	377

	5,407	6,817

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding 5,656,412 in 2005 and 5,601,101 in 2004	566	560
Additional paid-in capital	26,997	26,669
Retained earnings	72,840	77,605
Accumulated other comprehensive income	10,672	24,211

	111,075	129,045

	$149,718	$196,318

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		Restated		Restated
Revenue	$21,101	$39,069	$42,157	$72,159

Cost and expenses
Cost of sales	15,678	28,346	30,675	52,413
Selling and administrative	8,512	5,703	15,984	12,349
Research and development	1,491	1,816	3,018	3,377

Operating income (loss)	(4,580)	3,204	(7,520)	4,020

Other income (expense)
Interest income	218	94	407	195
Interest expense	(499)	(519)	(1,036)	(998)
Other-net	113	(84)	301	(434)

	(168)	(509)	(328)	(1,237)

Earnings (loss) before income taxes	(4,748)	2,695	(7,848)	2,783

Income tax expense (benefit)	(1,890)	1,087	(3,083)	1,181

NET EARNINGS (LOSS)	$(2,858)	$1,608	$(4,765)	$1,602

Earnings (loss) per share

Basic	$(0.51)	$0.29	$(0.85)	$0.29

Diluted	$(0.51)	$0.27	$(0.85)	$0.29

Weighted average number of common shares:

Basic	5,632,071	5,555,509	5,620,774	5,553,454

Diluted	5,632,071	6,017,500	5,620,774	6,031,711
The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Six months ended June 30
	2005	2004
		Restated
Cash flows from operating activities
Net (loss) earnings	$(4,765)	$1,602
Adjustments to reconcile net (loss) earnings to net cash used in operating activities
Depreciation and amortization	3,015	2,295
Unrealized losses on forward contracts	2,055	2,170
Debenture issue costs and conversion feature	108	52
Provision for estimated losses on contracts	161	242
Deferred taxes	(2,771)	269
Common stock award	451	34
Changes in assets and liabilities
Restricted cash	1,028	6,582
Accounts receivable	6,379	(2,887)
Costs and accrued earnings on uncompleted contracts	14,476	(20,887)
Inventories	(1,120)	(2,613)
Prepaid and other current assets	(2,053)	(5,377)
Accounts payable, accrued liabilities and customer deposits	(22,059)	1,182
Deferred compensation	33	413
Income taxes	(1,806)	3,474

Net cash used in operating activities	(6,868)	(13,449)

Cash flows from investing activities
Capital expenditures	(3,712)	(3,476)

Net cash used in investing activities	(3,712)	(3,476)

Cash flows from financing activities
Principal payments on long-term borrowing	(4,152)	(2,190)
Proceeds from issuance of long-term debt	711	3,305
Net decrease in short-term borrowings	(8)	(2,812)
Proceeds from employee stock purchases	46	—
Option exercises	274	84
Restricted cash	—	(2,000)

Net cash used in financing activities	(3,129)	(3,613)

Net decrease in cash and cash equivalents	(13,709)	(20,538)

Effects of exchange rate changes on cash and cash equivalents	(2,130)	(739)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,839)	(21,277)

Cash and cash equivalents at beginning of year	27,940	43,377

Cash and cash equivalents at end of period	$12,101	$22,100

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$497	$569
Taxes	1,189	4,983

Supplemental Disclosures of Non-cash financing activities
Warrants issued in conjunction with senior secured credit facility	$—	$68
The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended June 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.
Restatement
The Company’s management and the Audit Committee have determined that the Company needs to restate its financial statements for the years ended December 31, 2004, 2003, 2002 and the quarter ended March 31, 2005. The Company’s previously issued financial statements for these and prior periods should no longer be relied upon.
As set forth in the Form 8-K/A filed on August 10, 2005, the Company announced its intention to restate its financial statements for 2002, 2003, 2004 and the first quarter of 2005 due to errors made in conversion from hedge accounting to non-hedge accounting for foreign currency exchange contracts. The Company incorrectly accounted for its U.S. Dollar contracts. Specifically, the Company determined that it had incorrectly valued the U.S. Dollar receivables at the hedged rate rather than the period spot rate.
In 2005, the Company has returned to the use of hedge accounting pursuant to SFAS No. 133.
The balance sheet for the period ended December 31, 2004 and the financial results for the three and six months ended June 30, 2004 contained herein are restated and will be reflected in the Form 10-K/A for the period ended December 31, 2004 and the Form 10-Q/A for the period ended March 31, 2005 that the Company is in process of preparing for filing with the Securities and Exchange Commission.
In addition, Allied has amended its Consolidated Statements of Cash Flow to reclassify the change in restricted cash related to MECAR’s performance guarantees and other operating activities from financing activities to operating activities.
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

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
The Company operates in four (4) segments, which are outlined below:
•	Ordnance & Manufacturing segment consists of MECAR and MECAR USA. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will initially pursue contracts from the U.S. government and others for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in the third quarter of 2005.
•	Electronic Security segment consists of The VSK Group and NS Microwave. VSK Electronics N.V. manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. installs security systems; Intelligent Data Capturing Systems N.V. manufactures integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and Control Monitor Systems manufactures access control systems. NS Microwave designs, manufactures, distributes and services industrial and law enforcement security products and systems.
•	Environmental Safety & Security segment consists of SeaSpace, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems, as well as a line of antennas.
•	Software, Training & Simulation segment consists of Titan Dynamics, which designs, manufactures and sells battlefield effects simulators, minor pyrotechnics, and other training devices. Allied Technology was formed in anticipation of the Battlefield Effects Simulator (BES) award and will subcontract the work to Titan Dynamics.
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
Fair value hedges
During 2004, in connection with the acquisition of Control Monitor Systems, the Company entered into a foreign currency contract designated by the Company as a fair value hedge to minimize the foreign currency exposures with debt, which is payable in U.S. dollars, rather than the Euro, which is the VSK Group’s functional currency. At June 30, 2005 and December 31, 2004, the contract’s notional amount was $300 and the fair value of the contract was $1 and $38, respectively. The contract was entered into on August 1, 2004 and expires July 31, 2005. Gains and losses from settlements of non-hedge contracts are reported as a component of other income (expense). There were no net gains or losses realized during the periods ended June 30, 2005 and December 31, 2004 from hedge ineffectiveness or from firm commitments that no longer qualify as fair value hedges.
Cash flow hedges
The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Under the terms of these sales contracts, the selling price, net of certain costs, is receivable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. At June 30, 2005, MECAR designated foreign currency futures contracts with a notional amount of $33,000 as cash flow hedges. These contracts had a negative fair value totaling $2,661 which is recorded in the accompanying balance sheet as a liability and a reduction in other comprehensive income, net of income taxes. Gains and losses from settlements of these contracts are reported as a component of revenues. There were no net gains or losses realized during the six months ended June 30, 2005 from hedge ineffectiveness.
Derivatives not designated as hedges
Management previously concluded that Allied did not qualify for the use of hedge accounting for hedges entered into prior to December 31, 2004 due to the fact that Allied did not have the appropriate policies, procedures or

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
documentation to support the use of hedge accounting for its foreign currency contracts. As such, gains/losses from settlements of the derivative contracts were recorded to the statement of earnings. For the three and six months ended June 30, 2005 and 2004, the Company recorded after-tax losses of $0 and $21 and losses of $2,618 and $3,368 from derivative adjustments, respectively. The Company has taken the steps to comply with the accounting guidelines for future contracts.
NOTE 4 — RESTRICTED CASH
Restricted Cash at June 30, 2005 and December 31, 2004 is comprised as follows:

	2005	2004
Collateralized performance bonds and advance payment guarantees	$7,643	$9,745
Senior secured facility deposit	2,000	2,000
Other	24	12

	$9,667	$11,757
Less non-current portion	2,000	2,000

	$7,667	$9,757

MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreements used to provide these financial guarantees place restrictions on cash deposits and other liens on MECAR’s assets. $7,643 and $9,745 at June 30, 2005 and December 31, 2004, respectively, was restricted or pledged as collateral for these agreements.
The Company made a security deposit in connection with the senior secured facility as further described in Note 10. This balance is classified as a non-current asset.
NOTE 5 – ACCOUNTS RECEIVABLE
Accounts receivable at June 30, 2005 and December 31, 2004 are comprised as follows:

	2005	2004
		Restated
Direct and indirect receivables from foreign governments	$6,557	$15,585
Commercial and other receivables, less allowance for doubtful receivables of $148 in 2005 and $143 in 2004	12,295	12,656

	$18,852	$28,241

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
NOTE 6 — COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Costs and accrued earnings on uncompleted contracts are recognized by MECAR, NS Microwave and SeaSpace for their fixed priced sales contracts in accordance with the percentage of completion method of accounting. Under this method, revenue is recognized as work progresses, based on the relationship between actual costs incurred during the period and total estimated cost to be incurred for the total contract. The Company allocates its overhead based on total annual normal production. Management reviews these estimates as work progresses and the effect of any

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
change in cost estimates is reflected in cost of sales in the period in which the change is identified. The revenue recognized on the contracts in progress for the three and six months ended June 30, 2005 and 2004 were $12,803 and $25,514, and $31,269 and $56,640 respectively.
NOTE 7 – INVENTORIES
Inventories at June 30, 2005 and December 31, 2004 are comprised as follows:

	2005	2004
		Restated
Raw materials	$13,833	$14,603
Work in process	804	686
Finished goods, less reserve for obsolescence of $610 in 2005 and $668 in 2004	1,267	774

	$15,904	$16,063

NOTE 8 – INTANGIBLE ASSETS AND GOODWILL

	June 30, 2005			December 31, 2004
Intangible assets	Gross	Accumulated		Gross	Accumulated
subject to amortization:	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized Software	$1,185	$549	$636	$1,184	$477	$707
Customer Lists	2,297	658	1,639	2,297	540	1,757
Patents	1,494	281	1,213	1,494	235	1,259

Total	$4,976	$1,488	$3,488	$4,975	$1,252	$3,723

Consolidated amortization expense related to intangible assets, excluding goodwill, for each of the three and six months ended June 30, 2005 and 2004 were $140 and $111, and $236 and $222, respectively. Estimated future aggregate annual amortization for intangible assets is as follows:

Period	Amount
Six months ended December 31, 2005	$265
Year ended December 31, 2006	379
Year ended December 31, 2007	297
Year ended December 31, 2008	225
Year ended December 31, 2009	225
The $13,869 of goodwill at June 30, 2005 is comprised of $8,027 related to the Electronic Security Segment, $4,447 related to the Environmental Safety & Security Segment and $1,395 related to the Software, Training & Simulation Segment. The change in goodwill during the six month period ended June 30, 2005 was due to the currency translation adjustment.
Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of 2004 and recently reviewed this analysis. The fair value of the reporting units was estimated using the expected present value of future cash flows. Based on the applicable valuations, management determined that no impairment of goodwill exists.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
NOTE 9 – NOTES PAYABLE AND CREDIT FACILITY
Notes Payable – At June 30, 2005 and December 31, 2004 NS Microwave had a note of $47 and $54, respectively, for machinery and vehicles.
Credit Facility – MECAR is obligated under an agreement (the “Agreement”), executed March 2002, with its foreign banking syndicate that provides credit facilities primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts as well as a line-of-credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. As of June 30, 2005 and December 31, 2004, guarantees and performance bonds of approximately $16,432 and $25,779 respectively, were outstanding.
Advances under the Agreement are secured by restricted cash at June 30, 2005 and December 31, 2004 of approximately $7,643 and $9,745, respectively. Amounts outstanding are also collateralized by a pledge of approximately $41,559 of MECAR’s net assets. The Agreement requires that MECAR maintain net worth and working capital covenants.
NOTE 10 — LONG-TERM DEBT
Long-term obligations consist of the following as of June 30, 2005 and December 31, 2004, respectively:

	2005	2004
Notes payable, less unamortized discount and debt issue costs	$1,265	$1,176
Mortgage loan agreements	224	284
Loan for Control Monitor Systems acquisition	300	300
Capital leases and other	5,433	7,413

Total Long-Term Debt	$7,222	$9,173
Less current maturities	2,225	2,733

Long-Term Debt, less current maturities and unamortized discount	$4,997	$6,440

Notes payable. On May 28, 2004 the Company obtained a senior loan facility from an accredited lender under which the Company may borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. The facility allows the Company to make additional draws under the facility under certain conditions through November 28, 2005. All loans under the facility bear interest at the rate of 11.5% per year payable monthly. Principal is paid in sixty equal monthly payments commencing in late December 2005. The Company pays a fee on the unused portion of the facility. Warrants (exercisable at $0.01 per share) to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. Additional warrants (at the rate of 2,000 for each $1 million loan) will be issued with future loan advances. The facility includes certain financial and other covenants. The Company obtained a waiver for the requirement set forth in Section 7.6(a) of the Loan Agreement requiring the Company to maintain at the end of the current fiscal quarter for the then preceding four fiscal quarters Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) of not less than $15,000.
Mortgage loan agreements. The VSK Group is obligated on a mortgage on its building, which has a balance of approximately $224 at June 30, 2005. The mortgage is payable in annual installments of approximately $56 plus interest.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
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
Scheduled annual maturities of long-term obligations as of June 30, 2005 are approximately as follows:

Year	Amount
2006	2,225
2007	2,300
2008	997
2009	308
2010	1,392
NOTE 11 — CONVERTIBLE SUBORDINATED DEBENTURE
On June 28, 2002 the Company sold to an accredited investor for $7,500 (i) an 8% subordinated debenture that is convertible into shares of the Company’s common stock at $25.00 per share and (ii) warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share in cash. The warrants to purchase 15,000 shares of the Company’s common stock were valued at $140. The Company has registered the shares of common stock that could be issued in the event the holder elects to convert the debenture and exercise the warrants. The final payment on the debenture was made in late March 2005.
NOTE 12 — EARNINGS (LOSS) PER SHARE
Basic earnings per share exclude dilution and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2005 and June 30, 2004, respectively:

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Thousands of Dollars)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
		Restated		Restated
	2005	2004	2005	2004
Net earnings (loss)	$(2,858)	$1,608	$(4,765)	$1,602
Interest on convertible debenture, net of taxes	—	46	—	123

Net earnings (loss) before interest on convertible debenture	(2,858)	$1,654	(4,765)	$1,725

Weighted average number of basic shares	5,632,071	5,555,509	5,620,774	5,553,454
Common stock equivalents	—	461,991	—	478,257

Weighted average number of diluted shares	5,632,071	6,017,500	5,620,774	6,031,711

Basic earning (loss) per share	$(0.51)	$0.29	$(0.85)	$0.29

Diluted earnings (loss) per share	$(0.51)	$0.27	$(0.85)	$0.29

For the three months and six months ended June 30, 2005, the Company has excluded common stock equivalents of 227,312 and 257,945, respectively, since their effect would be anti-dilutive.
NOTE 13 — COMPREHENSIVE LOSS
A summary of the components of Comprehensive Loss for the three and six months ended June 30, 2005 and 2004 are as follows:

		Accumulated other
		comprehensive income
		Currency
Three months ended	Retained	translation	Cash flow
June 30, 2005 and 2004	Earnings	adjustment	hedges	Total
March 31, 2005 (restated)	$75,698	$19,298	$(259)	$94,737
Comprehensive loss
Net loss	(2,858)
Currency translation adjustment	—	(6,870)
Change in fair value of FX contracts			(1,497)
Comprehensive loss	—	—	—	(11,225)

Three months ended June 30, 2005	$72,840	$12,428	$(1,756)	$83,512

March 31, 2004 (restated)	$73,665	$13,475	$—	$87,140
Comprehensive income
Net income	1,608
Currency translation adjustment	—	(623)
Comprehensive income	—	—	—	985

Three months ended June 30, 2004 (restated)	$75,273	$12,852	$—	$88,125

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Thousands of Dollars)
(Unaudited)

		Accumulated other
		comprehensive income
		Currency
Six months ended	Retained	translation	Cash flow
June 30, 2005 and 2004	Earnings	adjustment	hedges	Total
December 31, 2004 (restated)	$77,605	$24,211	$—	$101,816
Comprehensive loss
Net loss	(4,765)
Currency translation adjustment	—	(11,783)
Change in fair value of FX contracts			(1,756)
Comprehensive loss	—	—	—	(18,304)

Six months ended June 30, 2005	$72,840	$12,428	$(1,756)	$83,512

December 31, 2003 (restated)	$73,671	$15,636	$—	$89,307
Comprehensive loss
Net income	1,602
Currency translation adjustment		(2,784)
Comprehensive loss	—	—	—	(1,182)

Six months ended June 30, 2004 (restated)	$75,273	$12,852	$—	$88,125

The currency translation adjustment for the three and six months ended June 30, 2005 and 2004 resulted from the change in the Euro during the respective periods.
NOTE 14 — STOCK BASED COMPENSATION
The Company currently accounts for stock options using the intrinsic value method and is applying APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation costs for stock options is measured and recorded as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant. No compensation cost has been recognized for the granting of stock options to employees in the three and six months ended June 30, 2005 and 2004.
The following table presents the pro forma decrease in income for the three and six months ended June 30, 2005 and 2004, that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Thousands of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
		Restated		Restated
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Reported net earnings (loss)	$(2,858)	$1,608	$(4,765)	$1,602
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(85)	(165)	(169)	(331)

Pro forma net earnings (loss)	$(2,943)	$1,443	(4,934)	$(1,271)

Basic earnings (loss) per share:
Reported earnings (loss) per share	$(0.51)	$0.29	$(0.85)	$0.29
Compensation costs, net of tax	(0.02)	(0.03)	(0.03)	(0.06)

Pro forma basic earnings (loss) per share	$(0.53)	$0.26	(0.88)	$0.23

Diluted earnings (loss) per share:
Reported earnings (loss) per share	$(0.51)	$0.27	$(0.85)	$0.29
Compensation costs, net of tax	(0.01)	(0.03)	(0.03)	(0.05)

Pro forma diluted earnings (loss) per share	$(0.52)	$0.24	$(0.88)	$(0.24)

The Company granted options to purchase 40,000 shares of its common stock during the three months ended March 31, 2005. No additional options were granted during the three months ended June 30, 2005.
The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair value of each option at the date of grant during the three months ended March 31, 2005 was $ 7.68 per share. The weighted-average fair value of each option at the date of grant for the three and six months ended June 30, 2004 was $7.68. The weighted average assumptions used in the model were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Risk free interest rate	—	3.63%	3.63%	3.63%
Expected volatility rate	—	47.00%	33.90%	47.00%
Expected lives — years	—	4	4	4
Divided yield	—	—	—	—
The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
NOTE 15 — INDUSTRY SEGMENTS

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues from external customers		Restated		Restated
Ordnance & Manufacturing	$9,592	$26,137	$18,523	$47,836
Electronic Security	9,844	11,559	20,172	20,890
Environmental Safety & Security	1,109	1,223	2,628	3,247
Software, Training & Simulation	556	150	834	186

	$21,101	$39,069	$42,157	$72,159

Segment profit (loss) before taxes
Ordnance & Manufacturing	$(3,622)	$1,701	$(6,292)	$1,845
Electronic Security	(49)	2,237	613	3,057
Environmental Safety & Security	(672)	(1,046)	(1,183)	(1,182)
Software, Training & Simulation	(123)	(162)	(209)	(341)
Corporate and Other	(282)	(35)	(777)	(596)

	$(4,748)	$2,695	$(7,848)	$2,783

NOTE 16 — COMMITMENTS AND CONTINGENCIES
A suit has been filed against one of the VSK subsidiaries in the Belgian courts alleging a breach of a non-compete clause within a teaming agreement executed with a claimant in prior years. The suit was settled amicably in June 2005.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
Overview
Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. Allied operates in four (4) segments:
•	Ordnance & Manufacturing segment consists of MECAR, located in Belgium, and MECAR USA, located in Marshall, TX. MECAR develops and produces medium caliber tank, mortar, and other ammunition. MECAR USA will pursue contracts from U.S. and foreign governments for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in the third quarter of 2005.
•	Electronic Security segment consists of The VSK Group, located in Belgium and California, and NS Microwave, located in San Diego, CA. The VSK Group consists of VSK Electronics N.V. which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. which installs security systems; Intelligent Data Capturing Systems N.V. which manufactures integrated video systems; VIGITEC S.A. which installs networked video surveillance systems; and Control Monitor Systems which manufactures access control systems. NS Microwave designs, manufactures, distributes, and services industrial and law enforcement surveillance products and systems.
•	Environmental Safety & Security segment consists of SeaSpace, located in San Diego, CA, which designs, manufactures, distributes, and services weather and environmental satellite ground reception systems, as well as a line of antennas.
•	Software, Training & Simulation segment consists of Titan Dynamics, located in Marshall, TX, which designs, manufactures and sells battlefield effects simulators, minor pyrotechnics, and other training devices. Allied Technology, a wholly-owned subsidiary, was formed in anticipation of the Battlefield Effects Simulator (BES) proposal and will subcontract the work to Titan Dynamics.
Allied, the parent company, provides management services to its subsidiaries and has no operating activities. Allied had net losses of $2,858 and $4,765 for the three and six months ended June 30, 2005, respectively, compared to net profits of $1,608 and $1,602 for the comparable periods of 2004.
Allied entered 2005 with substantial cash reserves and anticipates no liquidity concerns in 2005. Allied has secured a senior domestic lending facility for working capital and acquisitions.
1stRestatement
As set forth in the Form 8-K filed on March 16, 2005 and in the Form 10-K filed on March 31, 2005, Allied restated its financial statements for 2002 and 2003 and for the first three quarters of 2004 due to its not qualifying for the use of hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for foreign currency exchange contracts (“FX contracts”). The restatements were contained in the annual report on Form 10-K for the period ended December 31, 2004 filed on March 31, 2005.
MECAR’s functional currency is the Euro and certain of its sales contracts are priced in U.S. Dollars. To offset the fluctuations that occur between the U.S. Dollar and the Euro, MECAR enters into FX contracts and had accounted for these contracts as fair value hedges using hedge accounting. In 2004, management determined that the Company could not support the use of hedge accounting for the FX contracts entered into by MECAR. For a FX contract to be eligible for hedge accounting under FAS 133, the Company must demonstrate: (1) the risk objective and the nature of the risk being hedged, (2) the date of designation for each FX contract, (3) the type of hedge instrument which in the Company’s case was a firm sales commitment, (4) a description of the hedged transaction, and (5) formal documentation showing how the foreign currency transaction was evaluated to determine if the hedge is expected to be highly effective in achieving offsetting changes in fair value attributable to the hedged risk during the period the hedge is designated. While the Company believes it satisfied the first four conditions, the Company did not evaluate the effectiveness of the foreign currency transaction at its inception. Additionally, the Company failed to evaluate these transactions on a periodic basis to determine their effectiveness.
During periods of currency fluctuations, there will be changes in the fair value of an FX contract. Hedge accounting generally allows changes in the fair value of an FX contract to be offset against corresponding changes in the fair value of the hedged asset until the FX contract is closed at which time a gain or loss is then recognized. Non-hedge accounting requires that all changes in the fair value of an FX contract be recognized as a gain or loss in each reporting period without a corresponding offset. This difference between hedge and non-hedge accounting results in timing differences in the reporting of operating results. Such timing differences should offset over the life of the contract.
MECAR generally has one or more U.S. Dollar customer contracts and MECAR normally enters into FX contracts to hedge the foreign currency risks contained in those contracts. In 2002, MECAR executed an approximately $130,000, multi-year contract. This was one of the largest contracts in its history, as well as one of the longest in duration; and MECAR entered into a number of FX contracts to minimize the currency exposure on this USD based asset. As a result, MECAR entered into a number of FX contracts in the 2001-2004 time period; thus the requirement to use non-hedge accounting had a substantial impact on the operating results for these periods. The last shipment under the $130,000 customer contract (approximately $21,000) was made in early 2005 and the final payment was received in the first quarter of 2005. Further, the corresponding FX contracts were closed out upon receipt of the final payment. At December 31, 2004, MECAR had an aggregate of $15,400 FX contracts outstanding. Due to the failure of the Company to properly document and test the FX contracts currently outstanding, all of these remaining hedge instruments were accounted for in 2005 as non-hedges. In its Form 10Q for the period ending March 31, 2005, the Company reported that non-hedge accounting resulted in an after-tax impact of $1,525 for the three months ended March 31, 2005.
The first restatement resulted in the following adjustments to net earnings (loss) for the relevant periods:

Net Earnings
Period Ended	As Restated	As initially reported
December 31, 2004	$2,518	$5,152
December 31, 2003	3,928	8,821
December 31, 2002	20,894	10,672
2ndRestatement
As noted above, at the conclusion of the US dollar contract and related FX contracts, the Company’s financial results for the first quarter of 2005 were reported to have been adversely impacted when changing from hedge accounting to non-hedge accounting by $1,525. The Company continued to analyze this during the second quarter of 2005 and determined that most of the previously reported impact to the first quarter of 2005 was computed in error and should have been recognized in prior periods. In further examining the impact to the first quarter of 2005, the Company determined that in the restatement of the 2004, 2004 and 2002 financial statements the Company’s U.S. Dollar receivables were valued at the hedged rate rather than at the period end spot rate. Consequently, the Company intends to restate its financial results for the periods 2004, 2003, 2002, and the first quarter of 2005 to reflect this correction. In addition, the Company determined that it had been inappropriately showing the changes in its restricted cash exclusively as financing transactions. The Company has restated the June 30, 2004 cash statement to properly classify as an operating activity the portion of the change in restricted cash which related to operations The Company intends to restate its cash flow statements for the years ended December 31, 2004, 2003 and 2002, and for the quarter ended March 31, 2005 to reflect this reclassification among cash flow components.
The Company has filed a Form 8-K/A on August 10, 2005, announcing that it has determined to restate its financial statements for 2004, 2003, and 2002 due to the above errors.
Allied’s previously issued financial statements for the years ended December 31, 2004, 2003 and 2002 and for the three months ended March 31, 2005 should no longer be relied upon. The Company is in the process of restating these financial statements and amending its 2004 Form 10-K and March 31, 2005 Form 10-Q.
The second restatement results in changes to the December 31, 2004 and March 31, 2005 balance sheets with a reduction to December 31, 2004 stockholders’ equity as previously reported of $1,038 and an increase to March 31, 2005 stockholders’ equity as previously reported of $738. The restatement further results in the following adjustments to net earnings (loss) for the relevant periods:

Net Earnings (Loss)
Period Ended	As Restated	As previously reported
	(in the 2nd restatement)	(in the 1st restatement)
March 31, 2005	$(1,907)	$(3,393)
December 31, 2004	3,934	2,518
December 31, 2003	3,762	3,928
December 31, 2002	19,236	20,894
Future Hedging
In 2005, the Company has returned to the use of hedge accounting pursuant to SFAS No. 133.
Management continues to believe that the financial results determined using hedge accounting better describe the underlying economics of the Company than the results determined under non-hedge accounting. Non-hedge accounting requires a quarterly adjustment to the bottom line based on currency fluctuations. This can require recognition of substantial profits and/or losses unrelated to the performance of the underlying customer contract. Specifically, in 2002 MECAR entered into a number of substantial FX contracts amounting to $94,000 to hedge its exposure to a USD based contract awarded to it in the year. Subsequently, there was a substantial strengthening of the value of the Euro during the year that resulted in large unrealized gains on those contracts. Non-hedge accounting required that the Company accrue over $16,000 revenue and pre-tax profits for this currency fluctuation even though MECAR performed relatively modest amounts of work on the contract. In contrast, hedge accounting only required the Company to take FX contracts into consideration with respect to the revenue based on the amount of work performed on the underlying customer contracts. This difference in the two accounting methods is reflected in the substantial change in net earnings for all the periods restated.
Since hedge accounting permits us to give effect to the FX contracts in direct proportion to work on the customer contract, management believes that it yields a more representative reflection of our operations. These hedge contracts actually did provide us the currency risk protection we sought during a period when the Euro appreciated over 30% versus the U. S. Dollar.
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
The second restatement results in changes to the December 31, 2004 and March 31, 2005 balance sheets with a reduction to December 31, 2004 stockholders’ equity as previously reported of $1,038 and an increase to March 31, 2005 stockholders’ equity as previously reported of $738. The restatement further results in the following adjustments to net earnings (loss) for the relevant periods:

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)

Net Earnings (Loss)
Period Ended	As Restated	As previously reported
	(in the 2nd restatement)	(in the 1st restatement)
March 31, 2005	$(1,907)	$(3,393)
December 31, 2004	3,934	2,518
December 31, 2003	3,762	3,928
December 31, 2002	19,236	20,894
Allied is in the process of completing the Form 10-K/A for the period ended December 31, 2004 and its Form 10-Q/A for the period ending March 31, 2005 and will be promptly filing these reports.
Results of Operations for the Three Months Ended June 30, 2005 and 2004
The table below shows, for the three months ended June 30, 2005 and 2004, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Three months ended June 30,
	2005		2004
			Restated
Revenue	$21,101	100.0%	$39,069	100.0%
Cost and expenses
Cost of sales	15,678	74.3	28,346	72.6
Selling and administrative	8,512	40.3	5,703	14.6
Research and development	1,491	7.1	1,816	4.6

Operating income	(4,580)	(21.7)	3,204	8.2

Other income (expense)
Interest income	218	1.0	94	0.2
Interest expense	(499)	(2.4)	(519)	(1.3)
Other — net	113	0.6	(84)	(0.2)

Loss before income taxes	(4,748)	(22.5)	2,695	6.9

Income tax (benefit)	(1,890)	(9.0)	1,087	2,8

Net earnings	$(2,858)	(13.5)%	$1,608	4,1%

Revenue. Allied had revenue of $21,101 in the three months ended June 30, 2005, which was 46% less than its revenue in the same period of 2004. This decrease was principally attributable to reduced production activities at MECAR.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	June 30, 2005		June 30, 2004
		Percentage		Percentage
	Amount	of total	Amount	of total
			Restated
Ordnance & Manufacturing	$9,592	45%	$26,137	67%
Electronic Security	9,844	47%	11,559	30%
Environmental Safety & Security	1,109	5%	1,223	3%
Software, Training & Simulation	556	3%	150	—%

	$21,101	100%	$39,069	100%

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
Ordnance & Manufacturing Segment revenue for the second quarter of 2005 decreased 63% from the comparable 2004 period. The entire decrease occurred at MECAR and resulted from decreased sales activity during the quarter due to completion of the approximately $130,000 Foreign Military Sales (FMS) contract which was completed during the first quarter of 2005. The 2004 period benefited by substantial work under the FMS contract. MECAR anticipates receiving substantial orders in the second half of 2005, which should improve its results from operations in the balance of 2005 and beyond.
Electronic Security Segment revenue for the second quarter of 2005 decreased 15% from the comparable 2004 period due primarily to lower sales activity at NS Microwave. Increased orders are expected in the second half of 2005, which should benefit the balance of 2005.
Environmental Safety & Security Segment revenues for the second quarter of 2005 decreased 9% from the comparable 2004 period. SeaSpace continues to face pricing pressures in its core business, but expects to supplement sales with its new antenna product line, which became available for sale late in the second quarter of 2005.
Software, Training & Simulation Segment revenues for the second quarter of 2005 increased 271% over the comparable 2004 period. Titan Dynamics’ revenue is largely comprised of cartridge sales for previously sold simulators and new E-pyro products used for military and law enforcement training. On April 21, 2005, Allied was awarded a $66M firm-fixed price, indefinite-delivery/indefinite quantity (IDIQ) contract for the procurement of approximately 2,500 launchers and 10,000,000 cartridges and associated support for the Battlefield Effects Simulator (BES) training system for the United States Army. The contract will provide BES in support of target systems for Digital Multi-Purpose Range Complexes, Digital Multi-Purpose Training Range, and Battlefield Area Complex. The contract could provide up to $10,992 in orders over the next twelve months. The initial delivery order of $1,500 will be performed in Marshall, Texas. Revenue derived from these initial orders will be realized over a 30-month period. The potential maximum value on this contract is $500,000 over its potential five to eight year life. This contract was awarded in a very competitive bid against an incumbent contractor. This demonstrates the strength of the Company’s technology and production in this business segment. This contract has significant growth potential depending on future Army requirements.
Cost of Sales. Cost of sales as a percentage of sales for the three months ended June 30, 2005 was 74% compared with 72% for the same period in 2004.
Cost of Sales as Percentage of Sales by Segment

	Three months ended
	June 30
	2005	2004
		Restated
Ordnance & Manufacturing	99%	80%
Electronic Security	54%	56%
Environmental Safety & Security	48%	60%
Software, Training & Simulation	71%	67%

Total	74%	72%
Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the three months ended June 30, 2005 increased from the same period of 2004, primarily from reduced revenue and customer mix as the majority of the

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
production was for lower-margin products. In addition, MECAR incurred higher material and labor costs on the products.
Electronic Security Segment cost of sales as a percentage of sales for the three months ended June 30, 2005 increased from the same period in 2004 due to higher NS Microwave material costs associated with its product components to fulfill customer requirements.
Environmental Safety & Security Segment cost of sales as a percentage of sales for the three months ended June 30, 2005 decreased from the comparable period in 2004 due to change in product mix and production efficiencies.
Software, Training & Simulation Segment cost of sales as a percentage of sales for the three months ended June 30, 2005 increased from 2004 as a result of the change in product mix.
Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the three months ended June 30, 2005 was higher than 2004 levels due to several factors. The VSK Group, NS Microwave, Titan Dynamics, and Corporate incurred higher compensation costs for administrative personnel. The increase for the VSK Group was due to the acquisition of Control Monitor Systems. The increases at NS Microwave and Titan Dynamics were due to ramp-up activities to meet anticipated contract requirements.
Research and Development. Research and development costs decreased for the three months ended June 30, 2005 by 18% from 2004 levels. The decrease was attributed to lower research and product development being conducted at SeaSpace and Titan Dynamics. Completion of most of the R&D effort for the SeaSpace antenna product development impacted the reduction.
Interest Income. Interest income increased for the three months ended June 30, 2005 by 132% from 2004 levels. The increase resulted primarily from interest on the cash accounts at the business units.
Interest Expense. Interest expense for the three months ended June 30, 2005 decreased by 4% as compared to 2004 levels due to the amortization of debt issue costs associated with the senior loan facility obtained by the Company on May 28, 2004.
Other-Net. Other-net primarily represents currency gains/losses, resulting from foreign currency transactions at MECAR and the VSK Group, as well as bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor. The Company had other-net income for the three months ended June 30, 2005 of $113 as compared to expense of $84 for the three months ended June 30, 2004.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)

Pre-Tax Profit (Loss)
Pre-Tax Profit (Loss) by Segment

	Three months ended
	June 30,
	2005	2004
		Restated
Ordnance & Manufacturing	$(3,622)	$1,701
Electronic Security	(49)	2,237
Environmental Safety & Security	(672)	(1,046)
Software, Training & Simulation	(123)	(162)
Corporate and other	(282)	(35)

	$(4,748)	$2,695

Ordnance & Manufacturing Segment incurred a pre-tax loss of $3,622 for the three months ended June 30, 2005, versus a pre-tax profit of $1,701 for the comparable period in 2004. The difference was principally due to delayed orders. MECAR expects to obtain substantial orders in the balance of the second quarter which will substantially benefit future periods.
Electronic Security Segment incurred a pre-tax loss for the three months ended June 30, 2005 of $49 as compared to a pre-tax profit of $2,237 from the comparable period in 2004. The pre-tax loss stemmed from reduced sales activity at NS Microwave. Higher selling and administrative costs at NS Microwave, due to ramp-up activities to meet anticipated contract requirements, and at the VSK Group, as a result of the acquisition of Control Monitor Systems, also impacted profitability.
Environmental Safety & Security Segment pre-tax loss resulted from diminished business activity in its core ground-station business and higher development costs associated with its new antenna product line.
Software, Training & Simulation Segment pre-tax loss in 2005 results from Titan Dynamics’ principal product lacking U.S. Government safety certification. Titan Dynamics anticipates receipt of Navy/Marine Corp and Army certification later in 2005.
Corporate and other Segment pre-tax loss for the three months ended June 30, 2005 increased from the 2004 level as a result of higher accounting fees and higher compensation costs for administrative personnel.
Income Taxes. The effective income tax rate for the three months ended June 30, 2005 was a benefit of 40% compared to an expense of 40% in the same period of 2004.
Net Earnings. The Company incurred a $2,858 net loss for the three months ended June 30, 2005 compared with $1,608 net profit in the same period of 2004. The loss in 2005 resulted principally from the activities at MECAR and SeaSpace. The Company anticipates that the third and fourth quarters should be materially more profitable.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
Results of Operations for the Six Months Ended June 30, 2005 and 2004
The table below shows, for the six months ended June 30, 2005 and 2004, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Six months ended June 30,
	2005		2004
			Restated
Revenue	$42,157	100.0%	$72,159	100.0%
Cost and expenses
Cost of sales	30,675	72.8	52,413	72.6
Selling and administrative	15,984	38.0	12,349	17.1
Research and development	3,018	7.2	3,377	4.7

Operating income (loss)	(7,520)	(18.0)	4,020	5.6

Other income (expense)
Interest income	407	1.0	195	0.3
Interest expense	(1,036)	(2.5)	(998)	(1.4)
Other – net	301	0.7	(434)	(0.6)

Earnings (loss) before income taxes	(7,848)	(18.8)	(2,783)	3.9

Income tax expense (benefit)	(3,083)	(7.3)	1,181	1.6

Net earnings (loss)	(4,765)	(11.5)%	$1,602	2.3%

Revenue.
Allied had revenue of $42,157 in the six months ended June 30, 2004, which was a 42% decrease from its revenue in the same period of 2004. This decrease was principally attributable to reduced production activities at MECAR.

	Revenue by Segment
	Six Months Ended		Six Months Ended
	June 30, 2005		June 30, 2004
		Percentage		Percentage
	Amount	of total	Amount	of total
			Restated
Ordnance & Manufacturing	$18,523	44%	$47,836	66%
Electronic Security	20,172	48%	20,890	29%
Environmental Safety & Security	2,628	6%	3,247	4%
Software, Training & Simulation	834	2%	186	1%

	$42,157	100%	$72,159	100%

Ordnance & Manufacturing Segment revenue for the six months ended June 30, 2005 decreased by 61% from the comparable period in 2004. The decrease was the result of reduced activity on the large FMS contract received in February 2002 and contract delays encountered during the first half of 2005.
Electronic Security Segment revenue for the six months ended June 30, 2005 decreased by $718 from the comparable period in 2004, primarily from NS Microwave’s lower sales activity in the first half of 2005. In contrast, the VSK Group increased by $336 over the comparable period in 2004 due to continue expansion of its export sales.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
Environmental Safety & Security Segment revenues for the six months ended June 30, 2005 decreased by $619 from the comparable period in 2004 as a result of decreased core business sales as noted above.
Software, Training & Simulation Segment revenues for the six month ended June 30, 2005 increased by $648 from the comparable period in 2004 due to increased sales from existing customers.
Cost of Sales. Cost of sales as a percentage of sales for the six month periods ended June 30, 2004, was 73% compared with 73% for the same period in 2004.
Cost of Sales as Percentage of Sales by Segment

	Six months ended
	June 30
	2005	2004
		Restated
Ordnance & Manufacturing	95%	80%
Electronic Security	54%	57%
Environmental Safety & Security	53%	58%
Software, Training & Simulation	68%	67%

Total	73%	73%
Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the six months ended June 2005 increased over the same period of 2004 due primarily to the change to non-hedge accounting described above, which impacted 2004 results.
Electronic Security Segment cost of sales as a percentage of sales for the six months ended June 2005 increased over the same period of 2004 due to the product mix and NS Microwave’s higher material costs as noted above.
Environmental Safety & Security Segment cost of sales as a percentage of sales decreased from 2004 as a result of the change in product mix and streamlined labor costs
Software, Training & Simulation Segment cost of sales as a percentage of sales for the six months ended June 30, 2005 was comparable with the same period in 2004.
Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the six months ended June 30, 2005 was approximately 38% compared with 17% for the same period in 2004. This resulted from higher costs at the VSK Group, NS Microwave, Titan Dynamics, and Corporate for increased compensation expenses for administrative personnel.
Research and Development. Research and development costs decreased for the six months ended June 30, 2005 by 11% from 2004 levels. This trend of decreased research and development is expected to continue for the remainder of the year.
Interest Income. Interest income increased for the six months ended June 30, 2005 by 109% over 2004 levels. The total dollar increase was nominal and was primarily attributed to earnings on interest bearing cash accounts.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
Interest Expense. Interest expense increased slightly for the six months ended June 30, 2005 over 2004 levels.
Other-Net. Other-net primarily represents currency gains/losses, resulting from foreign currency transactions at MECAR and the VSK Group, as well as bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor. The Company had Other-net income for the six months ended June 30, 2005 compared to Other-net expense for the comparable period of 2004 due to currency losses in 2004 on MECAR’s U.S. bank accounts.
Pre-Tax Profit (Loss)
Pre-Tax Profit (Loss) by Segment

	Six months ended
	June 30
	2005	2004
		Restated
Ordnance & Manufacturing	$(6,292)	$1,845
Electronic Security	613	3,057
Environmental Safety & Security	(1,183)	(1,182)
Software, Training & Simulation	(209)	(341)
Corporate and other	(777)	(596)

	$(7,848)	$2,783

Ordnance & Manufacturing Segment incurred a pre-tax loss for the first half of 2005 and a pre-tax profit for the same period of 2004. The difference is due to reduced work on the FMS contract and contract delays as described above.
Electronic Security Segment pre-tax profit for the period ended June 30, 2005 decreased from 2004 levels due to decreased business and decreased margins at both the VSK Group and NS Microwave.
Environmental Safety & Security Segment pre-tax loss for the six months period ended June 30, 2005 was comparable with the 2004 loss due to competitive pressures and increased development costs.
Software, Training & Simulation Segment pre-tax loss for the period ended June 30, 2005 resulted from reduced business awaiting necessary safety certifications.
Corporate and other Segment pre-tax loss for the six months ended June 30, 2005 was greater than the comparable 2004 period due to higher accounting fees and higher compensation costs for administrative personnel.
Income Taxes. The effective income tax rate in the first six months of 2005 was a benefit of 39% compared to expense of 42% in the same period of 2004. The fluctuation was primarily due to the reclassification of foreign currency hedge contracts as non-hedges.
Net Earnings (Loss). The Company incurred a $4,765 net loss for the six months ended June 30, 2005 compared with $1,602 net income for the same periods of 2004. The net loss in 2005 resulted principally from the activities at MECAR, and SeaSpace.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
     Backlog. As of June 30, 2005, the Company’s backlog was $94,490 compared to $84,899 at June 30, 2004. The June 30, 2005 and June 30, 2004 amounts included unfunded portions of approximately $4,337 and $9,746 at June 30, 2005 and June 30, 2004, respectively, from an IDIQ federal contract.

	Backlog by Segment
	June 30, 2005		June 30, 2004
		Percentage		Percentage
	Amount	of total	Amount	Of total
Ordnance & Manufacturing	$67,193	71%	$59,687	70%
Electronic Security	22,441	24%	23,029	27%
Environmental Safety & Security	2,341	2%	1,630	2%
Software, Training & Simulation	2,515	3%	553	1%

	$94,490	100%	$84,899	100%

The increase in backlog is primarily the result of sizeable new orders received in the first half of 2005. Electronic Security backlog includes an unfunded portion of approximately $4,337 and $9,746 at June 30, 2005 and June 30, 2004, respectively, from an IDIQ federal contract.
Liquidity and Capital Resources
Balance Sheet
The Company’s June 30, 2005 condensed consolidated balance sheet was affected by the value of the Euro. All European values were converted at the June 30, 2005 and December 31, 2004 conversion ratios of 1.2066 and 1.3644, respectively.
Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $66,632 at June 30, 2005, which is a decrease of $16,166 from the December 31, 2004, level.
Cash at June 30, 2005 decreased from December 31, 2004 as cash was expended in the first six months of 2005 to repay the debt obligations as well as current liabilities. Restricted cash decreased in the first six months of 2005 based on the requirements of certain contracts at MECAR.
Accounts receivable at June 30, 2005 decreased from December 31, 2004, due to the cash received on the final delivery of the FMS contract. Costs and accrued earnings on uncompleted contracts decreased from year-end 2004 primarily as a result of the completion of the FMS contract. Inventories decreased primarily from lower raw material purchases. Fair value of foreign exchange contracts was an asset of $1 at June 2005, compared to an asset of $1,195 at December 31, 2004. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Prepaid and other current assets increased between the two periods primarily from tax receivable at MECAR.
Property, Plant & Equipment, net of accumulated depreciation, decreased primarily from depreciation in excess of capital expenditures at the business units during the first six months of 2005. Intangibles decreased primarily from the amortization of capitalized software, customer lists and patents.
Notes Payable was materially consistent between the two periods. Accounts payable and accrued liabilities decreased as a result of lower production costs at the business units. Customer deposits was materially consistent between the two periods. Deferred compensation decreased due to payment of a post-employment obligation to a Company

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
employee during the first quarter of 2005. Income taxes decreased due to the fact that 2005 includes a tax receivable included in prepaid and other current assets.
Convertible-subordinated debenture, decreased from December 31, 2004 to June 30, 2005 as the Company made its final payment in March 2005.
Stockholders’ equity as of June 30, 2005, was negatively affected by the decrease in the value of the Euro versus the U.S. dollar during the first six months of 2005, resulting in a reduction in accumulated other comprehensive income as well as a $1,756 reduction in the fair market value of MECAR’s cash flow hedges. The Euro depreciated by approximately 12% since the beginning of the year.
Cash Flows
The table below provides the summary cash flow data for the periods presented.

	Six months ended June 30
	2005	2004
		Restated
Net cash provided by (used in) operating activities	$(6,868)	$(13,449)
Net cash used in investing activities	(3,712)	(3,476)
Net cash used in financing activities	(3,129)	(3,613)
Operating Activities. The Company used $6,868 of cash in its operating activities during the six months ended June 30, 2005 compared to $13,449 of cash during the same period of 2004. This is attributed primarily to cash received from the final delivery of the FMS contract at MECAR. Cash paid for interest was $497 and $569 for the six months ended June 30, 2005 and 2004, respectively. Cash paid for income taxes was $1,189 and $4,983 for the six months ended June 30, 2005 and 2004, respectively, and includes federal, international and state taxes.
Investing Activities. Net cash used in investing activities increased slightly between the two periods. This stemmed from increased capital expenditures for production equipment and leasehold improvements at the Belgian business units. The Company anticipates that cash generated from operations will be sufficient to support any further capital expenditures over the remainder of the year. Future expenditures for the remainder of the year will be primarily incurred for machinery and equipment.
Financing Activities. The Company used $3,129 of net cash in its financing activities during the six months ended June 30, 2005 compared to $3,613 of cash during the same period of 2004. The 2004 amount reflected an amendment to the consolidated statement of cash flows. The change in restricted cash related to MECAR’s banking agreement was reclassed from financing activities to operating activities.
Allied. The parent company continues to operate based on management fees and dividends received from its subsidiaries. In the second quarter of 2005, Allied has made cash infusions to MECAR USA, Titan Dynamics and SeaSpace to support working capital requirements. The Company has a senior loan facility that contains both affirmative and negative financial covenants. The Company obtained a waiver for the requirement set forth in Section 7.6(a) of the Loan Agreement requiring the Company to maintain at the end of such fiscal quarter for the then preceding four fiscal quarters Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) of not less than $15,000.
MECAR. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
working capital levels. As of June 30, 2005, MECAR was in compliance with both of these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.
VSK Group. The VSK Group operated solely from cash generated from business operations. The VSK Group is obligated on several mortgages and other long-term obligations.
Other Subsidiaries. NS Microwave, Titan Dynamics, SeaSpace and MECAR USA operated from cash generated from operations and cash infusions by Allied.
Stock Repurchases. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2005 and does not anticipate repurchasing shares of Company stock during the remainder of 2005.
Future Liquidity. The Company is exploring additional financing in light of its repayment of the convertible debenture. At times, the Company has utilized the services of an investment banker in an attempt to secure appropriate financing.
Funds for the build-out of the initial MECAR USA infrastructure are being provided by the Marshall Economic Development Corporation of Marshall, Texas. This is a local and state funded organization with the initial proceeds directed at creating roads, infrastructure, and manufacturing plant facilities on the grounds.
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
Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2005, the Company is not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have been no such demands.
Critical Accounting Policies
Our significant accounting policies are outlined below:
•	Revenue recognition via the percentage of completion method. The percentage of completion method is used by MECAR, NS Microwave and SeaSpace for their fixed price sales contracts. Approximately 61% and 60%, and 80% and 78%, of condensed consolidated revenue was recognized under the percentage of completion method during the three and six months ended June 30, 2005 and 2004, respectively.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
•	Goodwill and intangible asset valuation. The Company completed a goodwill impairment analysis in the fourth quarter of 2004, which was recently reviewed, and determined that an impairment charge to earnings was not required.

•	Inventory reserves and allowance for doubtful accounts. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations. The inventory reserves and allowance for doubtful accounts are deemed reasonable.

•	Derivative instruments. The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized currently in net income.

•	Valuation of deferred income taxes and income tax reserves. The Company is subject to taxation by federal, state and international jurisdictions. The Company reviews the balances on a quarterly basis and believes the balances are adequate.
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting for Changes and Error Corrections – a replacement of Accounting Opinions Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to changes in accounting principles for prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. The Company has adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. The Company’s adoption of SFAS No. 154 did not have a material impact on the Company’s financial condition or results of operations during the three and six months ended June 30, 2005.
In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143. FIN 47 clarifies the term “conditional asset retirement obligation” as used in FAS 143, Accounting for Asset Retirement Obligations, and requires that a liability and a corresponding increase in the value of the underlying asset be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even though the timing and/or method of settling

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2005
(Thousands of Dollars)
(Unaudited)
the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. We are currently evaluating the impact of FIN 47 on our results of operations and financial position, but have not as yet reached any conclusions.
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
In, November 2004, the FASB issued SFAS 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that. under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is to be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on its financial position or results of operations.
Also in December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets–An Amendment of APB Opinion No. 29. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 is to be applied prospectively for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on its financial position or results of operations.
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
June 30, 2005
(Thousands of Dollars)
(Unaudited)
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
June 30, 2005
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
Approximately 81% and 88% of the Company’s revenue for the six months ended June 30, 2005 and 2004, respectively, was derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net earnings for the six months ended June 30, 2005 and 2004 by approximately $0.2 million and $0.3 million, respectively
At June 30, 2005, Allied had $21.8 million of cash (including restricted cash). Assuming all the cash was available for investment, a 1% change in interest rates would impact interest income for the six months ended June 30, 2005 and 2004 by $0.05 million and $0.08 million, respectively.

The Allied Defense Group, Inc.
June 30, 2005
DISCLOSURE CONTROLS AND PROCEDURES
1.	Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. As a result, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were not effective.

2.	Changes in internal controls

Subsequent to March 31, 2005 we became aware of a material weakness in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our processes and procedures relating to the translation of US dollar receivables by one of our Belgian subsidiaries did not operate effectively. We identified this matter following our independent registered public accounting firms’ quarterly review of our March 31, 2005 financial information included in our Form 10-Q for the three months ended March 31, 2005. The correct accounting for the contracts in question was subsequently determined and applied, prior to the public release of our financial information for the second quarter of 2005 and, in accordance with that accounting, the related account balances were restated.

Allied has filed a Form 8-K/A filed on August 10, 2005 as notification that it has determined it needs to restate its financial statements for 2004, 2003 and 2002 due to errors made in translating its US dollar receivables at the period end spot rates. Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of June 30, 2005, the company’s internal control over financial reporting is ineffective based on those criteria. We identified this additional material weakness in our internal control over financial reporting upon the completion of our 130M FMS contract and the termination of the related FX contracts. Specifically, Allied determined that it incorrectly valued the U.S. Dollar receivables at the hedged rate rather than at the period end spot rate during the period the 130M FMS contract was active (2002 through the first quarter of 2005).

The Company has remediated the first material weakness of accounting for foreign currency contracts that arose in connection with the annual audit for 2004 and is currently in the process of remediating the second material weakness of valuing the US. Dollar receivables at the period end spot rate. The Company hired a financial expert on derivatives to help establish a policy on testing derivatives according to the FAS 133 guidelines. During 2005, all new foreign currency contracts entered into were documented and tested according to the FAS 133 guidelines. The Company is also in the process of remediating its significant deficiencies and expects to be completed by the end of 2005. Except as set forth above, there have been no significant changes in our internal controls over financial reporting or, to our knowledge, in other factors that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 4 Submission of Matters to a Vote of Security Holders
On June 17, 2005, the Company held its annual meeting of shareholders.
The Company’s shareholders re-elected J. H. Binford Peay, III, John G. Meyer, Jr., J.R. Sculley, Clifford C. Christ, Harry H. Warner, Ronald H. Griffith and Gilbert F. Decker as members of the Board of Directors of the Company.
The following votes were cast in connection with the election of directors:

Nominee	In Favor	Withheld
J. H. Binford Peay, III	4,431,262	836,113
Jay R. Sculley	4,429,701	837,674
Clifford C. Christ	4,259,389	1,007,986
Harry H. Warner	4,257,339	1,010,036
Ronald H. Griffith	4,259,507	1,007,868
Gilbert F. Decker	4,257,606	1,009,769
John G. Meyer, Jr.	4,428,031	839,344
The Company’s shareholders approved an amendment to the 2001 Equity Incentive Plan of the Company. The following votes were cast in connection with such approval:

For	Against	Abstain
2,540,712	1,479,057	234,437

The Allied Defense Group, Inc.
PART II – OTHER INFORMATION
June 30, 2005
Item 6 Exhibits
(a)	Reports on Form 8-K

On April 1, 2005, the Company filed a Form 8-K providing its financial results for the year ended December 31, 2004.

On May 6, 2005, the Company filed a Form 8-K providing its shareholder letter.

On May 10, 2005, the Company filed a Form 8-K providing its financial results for the quarter ended March 31, 2005.

On May 12, 2005, the Company filed a Form 8-K reporting the resignation of its Chief Executive Officer, John G. Meyer, Jr.

(b)	Exhibit No.	Description of Exhibits
	10.1	Employment Agreement between Allied and John J. Marcello

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Allied Defense Group, Inc.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.
/s/ Lawrence A. Fischer
Date: August 15, 2005	Lawrence A. Fischer
Acting Chief Financial Officer and Treasurer