Form 10-K/A
period 2004-12-31
ALLIED DEFENSE GROUP INC
filed 2005-10-05
CIK 3952

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission file number: 1-11376

THE ALLIED DEFENSE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	04-2281015 (I.R.S. Employer Identification No.)
8000 Towers Crescent Drive, Suite 260
Vienna, Virginia 22182
(Address of principal executive offices, including zip code)
(703) 847-5268
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange

Common Stock, $0.10 Par Value	American Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ___
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2004, the last day of the registrant’s most recently completed second fiscal quarter, was $97,137,895. For purposes of this determination, only our directors and executive officers have been deemed affiliates.
The number of shares of registrant’s Common Stock outstanding as of March 1, 2005, was 5,601,101.
Documents Incorporated by Reference
Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders held on June 17, 2005, which Proxy Statement has been filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

PART I
EXPLANATORY NOTE
The Allied Defense Group, Inc. (“Allied” or the “Company”) has restated its financial statements for the years ended December 31, 2004, 2003 and 2002. Allied’s previously issued financial statements for these and prior periods should no longer be relied upon. See Item 1 — Business, Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note A of Notes to Consolidated Financial Statements in this 2004 Form 10-K/A for a discussion of the restatement and a reconciliation of previously reported amounts to the restated amounts.
This Form 10-K/A is being filed to amend the Company’s 2004 Annual Report on Form 10-K in order to reflect the restatement of the Company’s Consolidated Balance Sheets as of December 31, 2004 and 2003 and the related Consolidated Statements of Earnings, Stockholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2004. This restatement arose from management’s determination during the second quarter of 2005 that the Company, as a result of the completion by MECAR (a wholly-owned Belgian subsidiary) of its $130 million FMS Contract, had not correctly accounted for its U.S. Dollar receivables at December 31, 2004, 2003 and 2002. The Company restated its December 31, 2003 Balance Sheet and the related Consolidated Statements of Earnings, Stockholders’ Equity and Cash Flows for each of the two years in the period ended December 31, 2003 when it converted from hedge accounting to non-hedge accounting in its original Form 10-K for the period ending December 31, 2004 filed on March 31, 2005. Specifically, the Company’s financial results for the first quarter of 2005 were reported to have been adversely impacted when changing from hedge accounting to non-hedge accounting by approximately $1.5 million. Since that time, the Company has determined that most of the previously reported impact to the first quarter of 2005 should have been recognized in prior periods. In further examining the impact to the first quarter of 2005, the Company determined that in the restatement of the 2004, 2003 and 2002 financial statements that the Company’s U.S. Dollar denominated receivables at MECAR were valued at the hedged rate rather than at the period end spot rate resulting in an error upon the translation of the amounts from MECAR’s function currency (the Euro) into U.S. Dollars which is Allied’s reporting currency. The Company determined that it had incorrectly valued the U.S. Dollar receivables at the hedged rate rather than at the period end rate. In addition, the Company has determined to restate its Consolidated Statements of Cash Flows to reclassify for proper presentation purposes certain matters. This included reclassifying repayments of capital leases to financing activities from investing activities and reclassifying a portion of the changes in restricted cash (related to MECAR’s performance guarantees and other operating activities) to operating activities from financing activities.
Management has assessed the impact on its internal controls over financial reporting of incorrectly valuing the U.S. Dollar receivables at MECAR at the hedged rate rather than at the period end rate. As more fully described in Item 9A, Controls and Procedures, management has determined this matter is a material weakness. Management also assessed the impact of the above mentioned reclassifications in its Consolidated Statements of Cash Flows necessary for proper presentation and believes that the Company’s financial management’s failure to identify and properly classify the amounts in the Consolidated Statement of Cash Flows also represents a material weakness. These material weaknesses have been communicated to both our Audit Committee and Independent Registered Public Accounting Firm.
This Form 10-K/A generally does not reflect events occurring after the filing of the original Form 10-K with the Securities and Exchange Commission on March 31, 2005. The entire Form 10-K has been refiled in this Form 10-K/A.
ITEM 1. BUSINESS
     The Allied Defense Group, Inc. (“Allied” or the “Company”) owns and manages a strategic portfolio of defense and security businesses, with presence in worldwide markets.
     Allied was incorporated as a Delaware corporation in 1961 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988 and subsequently changed its name to The Allied Defense Group, Inc. effective January 2, 2003. Allied’s strategic defense and security businesses are conducted through MECAR S.A. (“MECAR”), a group of Belgian and U.S. corporations consisting of VSK Electronics N.V., Télé Technique Générale S.A., Intelligent Data Capturing Systems N.V., VIGITEC S.A. and Control Monitor Systems, Inc. (collectively, the “VSK Group”), News/Sports Microwave Rental Inc. (“NS Microwave”), Titan Dynamics Systems, Inc. (“Titan Dynamics”), and SeaSpace Corporation (“SeaSpace”). In late 2003, the Company organized MECAR USA, Inc. (“MECAR USA”). The following table summarizes the Company’s significant acquisitions:

Date	Company Involved	Event
May 31, 1994	VSK Electronics N.V and Télé Technique Générale S.A.	Acquired
May 9, 1995	Intelligent Data Capturing Systems N.V.	Acquired
December 11, 1999	VIGITEC S.A.	Acquired
December 31, 2001	News/Sports Microwave Rental Inc.	Acquired
June 6, 2002	Titan Dynamics Systems, Inc.	Acquired
July 31, 2002	SeaSpace Corporation	Acquired
August 1, 2004	Control Monitor Systems, Inc.	Acquired
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
     As a result, the December 31, 2004 Form 10-K filed on March 31, 2005 contains a restatement of the Company’s Consolidated Financial Statements and related disclosures for 2003 and 2002 and for the first three quarters of 2004 reporting its foreign currency exchange transactions using non-hedge accounting.

     On May 10, 2005, the company filed its Form 10-Q for the period ended March 31, 2005. Once again, the Company used non-hedge accounting to account for certain foreign currency exchange transactions. As set forth in the Form 8-K/A filed on August 10, 2005, Allied disclosed that upon completion of its U.S. Dollar FMS contract, it realized that its MECAR subsidiary had incorrectly recorded the U.S. Dollar denominated receivables at the hedged rate rather than at the period end spot rate resulting in an error upon the translation of the amounts from MECAR’s functional currency (the Euro) into U.S. Dollars which is Allied’s reporting currency. As a result, management and the Audit Committee determined that the consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 contained in this Form 10-K/A needed to be restated. The Company also evaluated the presentation of several items in its Consolidated Statements of Cash Flows and determined that it was necessary to reclassify for proper presentation purposes certain matters. This included reclassifying repayments of capital leases to financing activities from investing activities and reclassifying a portion of the changes in restricted cash (related to MECAR’s performance guarantees and other operating activities) to operating activities from financing activities.
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

     VSK Group. The VSK Group designs, manufactures, sells, installs and services security systems for government and private industry. The VSK Group consists of five firms: VSK Electronics N.V., Télé Technique Générale S.A., Intelligent Data Capturing Systems (IDCS) N.V., VIGITEC S.A., and Control Monitor Systems, Inc. VSK Electronics N.V. manufactures access control and fire detection systems; Télé Technique Générale S.A. installs security systems; IDCS N.V. manufactures integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and Control Monitor Systems manufactures access control systems. These firms combine to create a wealth of technical knowledge in hardware and software development and closed circuit monitoring, along with the latest trends in data transmission and communication protocols for a host of protection and detection security systems. The VSK Group’s systems offer total integration with all aspects of data collection and management, surveillance, protection and detection with either direct and/or remote programming options for maximum control. The latest technological systems include biometric verification, asset tracking and digital closed circuit television distribution. The VSK Group acquired Control Monitor Systems, Inc. on August 1, 2004 with a goal of using this entity to attempt to market VSK Group products in the North American market. VSK Group products are currently undergoing testing and certifications required before such products can be marketed and sold in the United States. We estimate that the testing and certification will be completed within 2005.
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
     MECAR USA. MECAR USA will initially pursue contracts from the U. S. Government and others for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in late-2005 following completion of construction of a new facility in Marshall, Texas.
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

Market and Customers
     Allied derives the principal portion of its revenue in the Ordnance and Manufacturing segment from direct and indirect sales to foreign governments and prime contractors, primarily on fixed price contracts. Two foreign governments accounted for approximately 29% and 4% in 2004, 51% and 4% in 2003, and 69% and 1% in 2002, of Allied’s revenue as detailed in Note A to Allied’s consolidated financial statements. Ordnance and Manufacturing sales to its principal foreign government customers are made via an independent marketing representative. Commencing in early 2000, MECAR designated an affiliate of this representative as its independent distributor/value added reseller (the “Distributor”). The Distributor obtains a contract from the end user customer and subcontracts a portion of the work to MECAR. The products that MECAR produces are sold to the Distributor for resale to the foreign government agencies end users.
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
Research and Development
     In the Ordnance and Manufacturing segment, the development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 2004, 2003, and 2002, MECAR expended $1,423, $1,075, and $291, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems.
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
     Competition in the core business of the Environmental Safety & Security segment (weather ground reception systems) is vigorous but usually limited to fewer than a dozen suppliers, some of which are substantially larger than SeaSpace. Competition often hinges on customer satisfaction, risk associated with trying a new supplier on mission-critical applications, technical capability and price. In recent years, demand has temporarily softened due to a short-term decrease in the number of world-wide satellite launches. As a result, price competition has intensified in this segment, resulting in reduced prices and margins. In the antenna business, there are a number of well-established competitors, some of which are substantially larger than SeaSpace.
     The U. S. battlefield effects simulator market where Titan Dynamics competes is relatively small and served by an entrenched, substantially larger competitor. Historically, the market does not attract new entrants. Titan Dynamics believes that it has superior technology that should permit it to gain a substantially larger share once required government testing and certification is completed. In April 2005, Allied Technology LLC, a consortium of wholly owned subsidiaries of The Allied Defense Group, including Titan Dynamics was selected to provide Battlefield Effects Simulator (BES) systems for the U.S. Army. The IDIQ contract could provide up to $10.99 million in orders for Titan Dynamics over the succeeding twelve months, and has a potential maximum value of $500 million over its five to eight year term. $1.5 million in orders were placed under the contract at the time of the award. Revenue derived from these initial orders will be realized over a 30-month performance period. This award validates the confidence that Allied places in the Titan Dynamics technology, and suggests the potential for further contract awards both domestically and internationally.

Seasonal Nature of Business
     The Company’s business in general is not seasonal, although the summer and winter holiday seasons affect Company revenue because of the impact of holidays and vacations on the Company’s international operations. Variations in the Company’s business may also occur at the expiration of major contracts until such contracts are renewed or new businesses obtained.
     The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of un-obligated fiscal year funds. Moreover, in the years when the U.S. Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a “continuing resolution” that authorizes agencies of the government to continue to operate but traditionally does not authorize new spending initiatives. When the government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect the Company’s revenue and profit during the period of delay.
Personnel
     As of December 31, 2004, Allied, MECAR, the VSK Group, NS Microwave, SeaSpace and Titan Dynamics collectively had 664 full and part-time employees as follows:

	Technical & salaried	Hourly	Part-time	Technical
	employees	workers	employees	consultants	Total
Allied	8	—	—	—	8
MECAR	56	321	—	3	380
VSK Group	132	17	5	—	154
NS Microwave	45	24	—	—	69
SeaSpace	38	5	—	—	43
Titan Dynamics	2	8	—	—	10
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
Vienna, Virginia 22182
(703) 847-5268

Executive Officers of Allied
     The following are the executive officers of Allied:
     John J. Marcello., age 57, was elected President in June, 2005 and became the Chief Executive Officer in June 2005. He previously served as COO and then Managing Director of MECAR S.A from November 2002 to May 2005. Mr. Marcello previously retired from the U.S. Army as a Major General in 2002.
     Monte L. Pickens, age 59, was elected Executive Vice President and Chief Operating Officer in May 2003. Previously, Mr. Pickens was the Vice President of T. Marzetti Company from October 1994 to April 2003. Mr. Pickens retired from the U.S. Army as a Colonel in 1992.
     Robert P. Dowski, age 51, was appointed Treasurer and Chief Financial Officer in August, 2005. Mr. Dowski was an independent financial consultant and a partner with Tatum CFO Partners LLC from May 2005 to July 2005. Previously, Mr. Dowski was a senior financial advisor for Neustar, Inc. from April 2004 to April 2005. He served as Neustar’s Senior Vice President and CFO from August 2000 to March 2004. Prior to his tenure at Neustar, Mr. Dowski was CFO of GE/Gilat SpaceNet from April 1999 to July 2000.
     Wayne F. Hosking, Jr., age 38, was elected Vice President for Corporate Strategic Development in April, 2004. Previously, Mr. Hosking served as Vice President of Sales for Horne Engineering Services, Inc. from May 2000 to March 2004.
     On June 17, 2005, Mr. John G. Meyer, Jr. who served as the Company’s Chief Executive Officer since June 2003, resigned to accept another position. Mr. Meyer will continue to serve as a director of the Company. On August 2, 2005, Mr. Charles Hasper, who served as the Company’s Chief Financial Officer resigned to accept another position.
Risk Factors
OUR FINANCIAL RESULTS CONTINUE TO BE LARGELY INFLUENCED BY THE RESULTS OF MECAR.
     MECAR continues to provide the principal portion of our revenues. In 2004, 2003 and 2002, MECAR contributed 64%, 73% and 75%, respectively, of our annual revenue.
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
POTENTIAL UNDISCLOSED LIABILITIES ASSOCIATED WITH ACQUISITIONS – WE MAY BE SUBJECT TO CERTAIN LIABILITIES ASSUMED IN CONNECTION WITH OUR ACQUISITIONS THAT COULD HARM OUR OPERATING RESULTS.
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
AS OF DECEMBER 31, 2004, ALLIED HAD MATERIAL WEAKNESSES IN ITS INTERNAL CONTROLS, AND ITS INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT EFFECTIVE AS OF THAT DATE. IF ALLIED FAILS TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, IT MAY NOT BE ABLE TO PROVIDE TIMELY AND ACCURATE FINANCIAL STATEMENTS.
     As more fully described in Note A of our Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K/A, Allied is restating its consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. Allied has previously restated its consolidated balances sheets as of December 31, 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for the two years in the period ended December 31, 2003 in its 2004 Form 10-K filed on March 31, 2005. The restatement of the December 2003 and 2002 consolidated financial statements was required when management identified a material weakness in its internal control over financial reporting related to not maintaining appropriate policies and procedures or documentation in place to support the use of hedge accounting for the foreign currency contracts it had entered into. Management also determined at that time that Allied did not have the necessary controls over financial reporting in place to properly identify the lack of documentation, which was necessary to properly evaluate a derivative instrument to determine if hedge accounting was appropriate, or to perform the required computation and evaluation concerning hedge effectiveness. As a result, management has concluded that, as of December 31, 2004, Allied did not maintain effective internal control over financial reporting.
     Subsequent to the end of the first quarter of 2005, management determined that there were additional material weaknesses that existed at December 31, 2004 concerning the accounting for its U.S. Dollar receivables at MECAR and reclassifications in the Consolidated Statements of Cash Flows. As previously noted, MECAR’s receivables were incorrectly valued at the hedged rate rather than at the period end spot rate resulting in an error upon the translation of the amounts from MECAR’s functional currency (the Euro) into U.S. Dollars which is Allied’s reporting currency. The Company also evaluated the presentation of several items in its Consolidated Statements of Cash Flows and determined that it was necessary to restate for proper presentation purposes certain matters. This included reclassifying repayments of capital leases to financing activities from investing activities and reclassifying a portion of the changes in restricted cash (related to MECAR’s performance guarantees and other operating activities) to operating activities from financing activities.
     Management assessed the impact on its internal controls over financial reporting of incorrectly valuing the U.S. Dollar receivables at MECAR at the hedged rate rather than at the period end spot rate. As more fully described in Item 9A, Controls and Procedures, management has determined this matter represents a material weakness. Management also assessed the impact of the above mentioned reclassifications in its Consolidated Statements of Cash Flows necessary for proper presentation and believes that the Company’s financial management’s failure to identify and properly classify the amounts in the Consolidated Statements of Cash Flows also represents a material weakness. These material weaknesses have been communicated to both our Audit Committee and independent registered public accounting firm.

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
ITEM 2. PROPERTIES
     Allied’s principal executive offices are located in Vienna, Virginia, where it leases approximately 3,900 square feet of office space. The lease expires in September 2007. The following table shows the principal properties of Allied’s subsidiaries as of December 31, 2004:

		Square Footage
Location	Property	Owned	Leased	Industry Segment
Nivelles, Belgium	Office/Mfg	140,000		Ordnance & Manufacturing (1)
Harelbeke, Belgium	Office/Mfg	25,600		Electronic Security (2)
Heppignies, Belgium	Office/Mfg	9,600		Electronic Security (2)
Brussels, Belgium	Office/Mfg	8,700		Electronic Security (2)
Hasselt, Belgium	Office/Mfg	7,500		Electronic Security (2)
Huntington Beach, CA	Office/Mfg		3,100	Electronic Security (2)
Spring Valley, CA	Office/Mfg		18,400	Electronic Security (3)
Poway, CA	Office/Mfg		27,400	Environmental Safety & Security (4)
Marshall, TX	Office/Mfg		3,800	Software, Training & Simulation (5)
Marshall, TX	Office/Mfg	In process		Ordnance & Manufacturing (6)

(1)	MECAR’s principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which was occupied by MECAR in 1989. The manufacturing area is approximately 112,000 square feet and the administration facility is approximately 28,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. MECAR also owns 600 acres in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was previously used as a test range. MECAR ceased its use of the Ardennes firing range in 2001. MECAR is now utilizing other test ranges, including a test range owned by the Belgian Army, although it is also exploring the prospects of securing the use of a new test range. Throughout 2004, MECAR operated using one full and two partial shifts. MECAR is currently operating near its productive capacity.

(2)	The VSK Group operates from owned facilities throughout Belgium, as well as a leased facility in California. Such facilities are currently operating at approximately 85% of productive capacity.

(3)	NS Microwave operates from leased office, production and warehouse facilities in Spring Valley, California. In 2004, NS Microwave expanded to a second warehouse facility in close proximity to its original facility providing an additional 10,000 square feet. The facilities are leased on a month to month basis and are currently operating at approximately 80% of productive capacity.

(4)	SeaSpace operates from leased office, production and warehouse facilities in Poway, CA. The office lease expires in June, 2009 and the facility is currently operating at approximately 70% of productive capacity. In 2004, SeaSpace expanded to two production and warehouse facilities in close proximity to its original facility providing an additional 13,400 square feet.

(5)	Titan Dynamics operates from a leased office and manufacturing facility in Marshall, TX. The facility is currently operating at approximately 80% of productive capacity.

(6)	MECAR USA will operate from an office and manufacturing facility in Marshall, Texas, which is being constructed by the local development authority. Construction is expected to be completed during the latter portion of 2005. It is anticipated that Titan Dynamics will relocate its operations to share this facility with MECAR USA.
The above facilities are considered to be in good operating condition, adequate for present use, and have sufficient plant capacity to meet current and anticipated operating requirements.
ITEM 3. LEGAL PROCEEDINGS
          There are no material pending legal proceedings, other than ordinary routine litigation incidental to Allied’s business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject. See Note N to Allied’s consolidated financial statements for a description of one suit against the VSK Group and one suit against SeaSpace, both of which were settled in early 2005.
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

	Number of securities to be	Weighted average exercise	Number of securities available
	issued upon exercise of	price of outstanding options,	for future issuance under equity
	outstanding options,	warrants and rights	compensation plans (excluding
	warrants and rights		securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	632,266	$14.69	125,287

Equity compensation plans not approved by security holders	105,000	$25.18	—

Total	737,266	$16.18	125,287

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

	2004(1)	2003 (1)	2002(1)	2001(1)	2000
	(000’s omitted except per share amounts)
Operations data:
Revenues	$150,131	$153,937	$141,622	$96,641	$107,743
Earnings from
- continuing operations	3,934	3,762	19,236	10,165	8,705
- discontinued operation	—	—	—	—	517

Net earnings	3,934	3,762	19,236	10,165	9,222

Earnings per share
Basic:
- continuing operations	0.71	0.68	3.63	2.07	1.79
- discontinued operation	—	—	—	—	0.11

Net earnings	0.71	0.68	3.63	2.07	1.90

Diluted:
- continuing operations	0.70	0.63	3.43	2.05	1.79
- discontinued operation	—	—	—	—	0.11

Net earnings	0.70	0.63	3.43	2.05	1.90

Balance sheet data:
Working capital	83,896	85,604	74,563	40,996	34,898
Total assets	196,318	217,331	168,954	86,584	87,636
Long-term obligations	6,817	12,697	12,312	3,110	3,529
Stockholders’ equity	129,045	115,753	96,005	58,449	46,720
Cash dividends declared per common share	—	—	—	—	—

(1) The Consolidated Statements of Earnings and the Consolidated Balance Sheet for 2004, 2003, 2002 and 2001 have been restated to reflect adjustments that are described in Note A of the Notes to Consolidated Financial Statements.
2004 activity reflects the acquisition of Control Monitor Systems
2002 activity reflects the acquisitions of NS Microwave, Titan Dynamics and SeaSpace.
2000 activity reflects the sale of Barnes & Reinecke, a former subsidiary corporation.

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
     In late 2003, Allied organized MECAR USA to pursue ammunition and related opportunities from U.S. and other markets. MECAR USA will initially focus on contracts for ammunition and pyrotechnics devices. MECAR USA will operate from Marshall, Texas. It is scheduled to commence operations in late-2005. In 2004, Allied obtained an $18,000 domestic lending facility in order to continue its acquisition program. Allied enters 2005 with substantial cash reserves and anticipates no liquidity concerns in 2005.
Restatements
     As set forth in the Form 8-K filed on March 16, 2005 and in the 2004 Form 10-K filed on March 31, 2005, Allied restated its consolidated balance sheet as of December 31, 2003 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003, and for the first three quarters of 2004 due to its not qualifying for the use of hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for foreign currency exchange contracts (“FX contracts”). The restatements were contained in the annual report on Form 10-K for the period ended December 31, 2004 filed on March 31, 2005.
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
     As described above, the Company’s foreign currency contracts did not qualify for hedge accounting for the 2001 – 2004 periods since it did not test and document the effectiveness of the FX contracts. The Company has engaged an outside financial consultant experienced in these matters who will assist the Company in its future testing/documentation which should allow the Company to use hedge accounting for all future FX contracts. The change from hedge to non-hedge accounting had no impact on the Company’s cash position.

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
     MECAR generally has one or more U.S. Dollar customer contracts and MECAR normally enters into FX contracts to hedge the foreign currency risks contained in those contracts. In 2002, MECAR executed an approximately $130,000, multi-year contract. This was one of the largest contracts in its history, as well as one of the longest in duration; and MECAR entered into a number of FX contracts to minimize the currency exposure on this USD based asset. As a result, MECAR entered into a number of FX contracts in the 2001-2004 time period; thus the requirement to use non-hedge accounting had a substantial impact on the operating results for these periods. The last shipment under the $130,000 customer contract (approximately $21,000) was made in early 2005 and the final payment was received in the first quarter of 2005. Further, the corresponding FX contracts were closed out upon receipt of the final payment. At December 31, 2004, MECAR had an aggregate of $15,400 FX contracts outstanding. Due to the failure of the Company to properly document and test the FX contracts currently outstanding, all of these remaining hedge instruments were accounted for in 2005 as derivatives.
     The above restatement resulted in the following adjustments to the Condensed Consolidated Statements of Earnings for the relevant periods. The data labeled “As Previously Reported” was prepared using non-hedge accounting and was included in the previously issued Form 10-K. The Pro-Forma (Unaudited) data represents what the Company’s financial performance would have been for 2004 if the Company had been eligible to use hedge accounting for its FX contracts. The “As Initially Reported” data was prepared using hedge accounting and is identical to the data contained in the previously filed Form 10-K for the period ending December 31, 2003.
Condensed Consolidated Statements of Earnings

Years Ended December 31,	2004		2003		2002
	As Previously	Pro-Forma	As Previously	As Initially	As Previously	As Initially
	Reported	(Unaudited)	Reported	Reported	Reported	Reported
Revenues	$146,900	$160,737	$154,235	$171,407	$145,274	$130,866
Cost of Sales	104,850	110,671	114,800	124,558	90,430	91,509
Operating income	6,182	14,198	10,905	18,319	35,718	20,231
Earnings before income taxes	3,478	11,494	9,129	16,543	35,437	19,950
Income taxes	960	3,685	5,201	7,722	14,543	9,278

Net Earnings	$2,518	$7,809	$3,928	$8,821	$20,894	$10,672

Earnings per share:
Basic	$0.45	$1.40	$0.71	$1.60	$3.94	$2.01

Diluted	$0.42	$1.34	$0.66	$1.54	$3.73	$1.92

     At the conclusion of the US dollar contract and related FX contracts, the Company’s financial results for the first quarter of 2005 were reported to have been adversely impacted when changing from hedge accounting to non-hedge accounting by $1,525. Management communicated to its auditors and the Audit committee that it believed the adverse impact was due to hedge in effectiveness and other charges in the U.S. Dollar to Euro rate. The Company continued to analyze this during the second quarter of 2005 and determined that most of the previously reported impact to the first quarter of 2005 was computed in error and should have been recognized in prior periods. In further examining the impact to the first quarter of 2005, the Company determined that it had incorrectly accounted for the Company’s U.S. Dollar receivables at MECAR. These receivables were valued at the hedged rate rather than at the period end spot rate resulting in an error upon the translation of the amounts from MECAR’s functional currency (the Euro) into U.S. Dollars which is Allied’s reporting currency. The Company also evaluated the presentation of several items in its Consolidated Statements of Cash Flows and determined that it was necessary to restate for proper presentation purposes certain matters. This included reclassifying repayments of capital leases to financing activities from investing activities and reclassifying a portion of the changes in restricted cash (related to MECAR’s performance guarantees and other operating activities) to operating activities from financing activities. The Company has restated herewith its consolidated Balance Sheets as of December 31, 2004, 2003 and 2002 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 to reflect these matters.
     This restatement results in the following adjustments to the Condensed Consolidated Statements of Earnings for the relevant periods:
Condensed Consolidated Statements of Earnings

Years Ended December 31,	2004		2003		2002
	As	As Previously	As	As Previously	As	As Previously
	Restated	Reported(1)	Restated	Reported(1)	Restated	Reported(1)
Revenues	$150,131	$146,900	$153,937	$154,235	$141,622	$145,274
Cost of Sales	105,936	104,850	114,753	114,800	89,290	90,430
Operating income	8,327	6,182	10,654	10,905	33,206	35,718
Earnings before income taxes	5,623	3,478	8,878	9,129	32,925	35,437
Income taxes	1,689	960	5,116	5,201	13,689	14,543

Net Earnings	$3,934	$2,518	$3,762	$3,928	$19,236	$20,894

Earnings per share:
Basic	$0.71	$0.45	$0.68	$0.71	$3.63	$3.94

Diluted	$0.70	$0.42	$0.63	$0.66	$3.43	$3.73

(1)	The amounts previously restated reflect the balances reported by the Company in its 2004 Form 10-K filed on March 31, 2005.
     The Company filed a Form 8-K/A on August 10, 2005, announcing the restatement of its consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and for the first quarter of 2005 due to the above errors. See Notes A and V to the Notes to Consolidated Financial Statements for additional information concerning these restatements.

     Management continues to believe that the financial results determined using hedge accounting better describe the underlying economics of the Company than the results determined under non-hedge accounting. Beginning in 2005, the Company began to use hedge accounting for its new FX contracts. Non-hedge accounting requires a quarterly adjustment to net income based on currency fluctuations. This can require recognition of substantial profits and/or losses unrelated to the performance of the underlying customer contract. Specifically, in 2002 MECAR entered into a number of substantial FX contracts amounting to $94,000 to hedge its exposure to a USD based contract awarded to it in the year. Subsequently, there was a substantial strengthening of the value of the Euro during the year that resulted in large unrealized gains on those contracts. Non-hedge accounting required that the Company accrue over $16,000 revenue and pre-tax profits for this currency fluctuation even though MECAR performed relatively modest amounts of work on the contract. In contrast, hedge accounting only required the Company to take FX contracts into consideration with respect to the revenue based on the amount of work performed on the underlying customer contracts. This difference in the two accounting methods is reflected in the substantial change in net earnings for all periods restated.
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
     As noted above, management has decided to present certain pro-forma and historical pre-restatement data for the 2002 – 2004 periods, next to the restated data. The pro forma data was prepared using hedge accounting, whereas the restated data was prepared using non-hedge accounting. The 2003 and 2002 data labeled “As Initially Reported” is identical to the data contained in the previously issued 2003 Form 10-K. The 2004 pro-forma data labeled “Pro-Forma (unaudited)” represents what the Company’s financial performance would have been if it had been eligible to use hedge accounting for each FX contract entered into over the three year period. The pro-forma and restated data are as follows:
Condensed Consolidated Statements of Earnings

Years Ended December 31,	2004		2003		2002
	As	Pro-Forma	As	As Initially	As	As Initially
	Restated	(Unaudited)	Restated	Reported	Restated	Reported
Revenues	$150,131	$160,737	$153,937	$171,407	$141,622	$130,866
Cost of Sales	105,936	110,671	114,753	124,558	89,290	91,509
Operating income	8,327	14,198	10,654	18,319	33,206	20,231
Earnings before income taxes	5,623	11,494	8,878	16,543	32,925	19,950
Income taxes	1,689	3,685	5,116	7,722	13,689	9,278

Net Earnings	$3,934	$7,809	$3,762	$8,821	$19,236	$10,672

Earnings per share:
Basic	$0.71	$1.40	$0.68	$1.60	$3.63	$2.01

Diluted	$0.70	$1.34	$0.63	$1.54	$3.43	$1.92

Reconciliation between unaudited Pro-Forma and Initially Reported data and Restated Results
A reconciliation of the audited results to the pro-forma/as initially reported results is as follows:

			Impact From
Year Ended December 31,2004		Impact From	Euro Fluctuations
	As Restated	Derivative Gains	and Using Incorrect Rate	(Unaudited)
		(1)	(2)
Revenues	$150,131	$(3,698)	$14,304	$160,737
Cost of Sales	105,936	—	4,735	110,671
Operating income	8,327	(3,698)	9,569	14,198
Earnings before income taxes	5,623	(3,698)	9,569	11,494
Income taxes	1,689	(1,257)	3,253	3,685

Net Earnings	$3,934	$(2,441)	$6,316	$7,809

			Impact From
Year Ended December 31,2003		Impact From	Euro Fluctuations
	As Restated	Derivative Gains	and Using Incorrect Rate	(Unaudited)
		(1)	(2)
Revenues	$153,937	$(13,625)	$31,095	$171,407
Cost of Sales	114,753	—	9,805	124,558
Operating income	10,654	(13,625)	21,290	18,319
Earnings before income taxes	8,878	(13,625)	21,290	16,543
Income taxes	5,116	(4,632)	7,238	7,722

Net Earnings	$3,762	$(8,993)	$14,052	$8,821

			Impact From
Year Ended December 31,2002		Impact From	Euro Fluctuations
	As Restated	Derivative Gains	and Using Incorrect Rate	(Unaudited)
		(1)	(2)
Revenues	$141,622	$(16,977)	$6,221	$130,866
Cost of Sales	89,290	—	2,219	91,509
Operating income	33,206	(16,977)	4,002	20,231
Earnings before income taxes	32,925	(16,977)	4,002	19,950
Income taxes	13,689	(5,772)	1,361	9,278

Net Earnings	$19,236	$(11,205)	$2,641	$10,672

Cumulative Net Earnings (2002 -2004)	$26,932	$(22,639)	$23,009	$27,302

(1)	Unrealized gains on FX contracts and related tax effects.

(2)	Impact of revising the revenues at the average currency rates and related tax effects, as well as adjusting the U.S. Dollar denominated receivables at the period end spot rate and not the hedged rate.
     The balance of this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to and is based upon the restated financial statements, computed using non-hedge accounting, following the restatement requiring this Form 10-K/A.
Results of Operations
     The results were positively affected by the translation of the Company’s European operations’ euro-based income statements into dollars at more favorable exchange rates. All euro-based results of operations were converted at the average 2004, 2003 and 2002 exchange rates of 1.2439, 1.1321 and 0.9459 U.S. Dollar to 1 Euro, respectively. The following table sets forth, for the years ended December 31, 2004, 2003 and 2002, certain items from Allied’s consolidated statements of earnings expressed as a percentage of restated revenue:

For the years ended December 31,	2004		2003		2002
	Restated		Restated		Restated
Revenue	$150,131	100.0%	$153,937	100.0%	$141,622	100.0%
Cost and expenses
Cost of sales	105,936	70.6	114,753	74.5	89,290	63,0
Selling and administrative	29,173	19.4	23,998	15.6	17,497	12,4
Research and development	6,695	4.5	4,532	2.9	1,629	1,1

Operating income	8,327	5.5	10,654	7.0	33,206	23,5

Other income (expense)
Interest income	549	0.4	459	0.3	506	0.4
Interest expense	(2,441)	(1.6)	(2,490)	(1.6)	(2,087)	(1.5)
Other – net	(812)	(0.6)	255	0.1	1,300	0.9

Earnings before income taxes	5,623	3.7	8,878	5.8	32,925	23.3

Income tax expense	1,689	1.1	5,116	3.3	13,689	9.7

Net earnings	$3,934	2.6	$3,762	2.5	$19,236	13.6

2004 compared to 2003 compared to 2002
     Revenues. Allied’s consolidated revenues for 2004 decreased from 2003 principally due to lower production activities in the Ordnance & Manufacturing segment, offset by higher production activities within the Electronic Security segment. Allied’s consolidated revenues for 2003 increased over 2002.

	Revenue by Segment
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Ordnance & Manufacturing (restated)	$96,810	64.5%	$112,240	72,9%	$106,035	74.9%
Electronic Security	45,973	30.6%	33,303	21.6%	31,302	22.1%
Environmental Safety & Security	6,435	4.3%	7,065	4,6%	4,032	2.8%
Software, Training & Simulation	913	0.6%	1,329	0.9%	253	0.2%

	$150,131	100.0%	$153,937	100.0%	$141,622	100.0%

     Ordnance & Manufacturing segment revenue decreased in 2004 from 2003 levels as a result of reduced activity on the approximately $130,000 Foreign Military Sales (FMS) contract. While MECAR continues to meet the ammunition needs of its traditional customers, it is actively seeking to diversify its customer base. Ordnance & Manufacturing segment revenues increased slightly in 2003 due to continued performance of the multi-year FMS contract as well as work on additional orders secured from non-traditional customers. Ordnance & Manufacturing segment revenue in 2002 was positively affected by approximately $16,977 of FX contract gain based on non-hedge accounting, offset by $6,221 of mark-to-market adjustments on accounts receivable and cost and accrued earnings on uncompleted contracts.
     Electronic Security segment revenue increased in 2004 over 2003 levels. The increase at the VSK Group ($2,592) is principally the result of continued expansion of its export sales via its European distribution network. NS Microwave’s business has improved by $10,078 due to receipt of some additional U.S. government orders in 2004, including two large contracts. Electronic Security segment revenue also increased in 2003, although the mix was substantially different. The VSK Group increased $6,178 over 2002, largely due to increased sales to non-Belgian customers. In contrast, NS Microwave decreased $4,178 from 2002. Many of NS Microwave’s traditional U.S. Government agency customers were reorganized into the Department of Homeland Security. The organization and startup of the Department of Homeland Security was marked by a delay in award of contracts by these agencies. While NS Microwave began to receive some orders in the fourth quarter of 2003, it was too late to realize meaningful revenues from some of these orders in 2003.
     Environmental Safety & Security segment revenue decreased in 2004 as a result of fewer satellite launches, delayed projects and increased competition. Management believes that world-wide satellite launches will show year over year growth starting in 2007. Environmental Safety & Security segment revenue increased in 2003 over 2002 revenues as a result of only five months of activity in 2002.
     Software, Training & Simulation segment revenue decreased in 2004 from 2003 levels. Titan Dynamics is diversifying its customer base in light of the lack of safety certification for its principal product. Titan Dynamics’ revenue is now largely comprised of cartridge sales for previously sold simulators and new E-pyro products used for military and law enforcement training. Software, Training & Simulation segment revenues increased in 2003 inasmuch as 2002 revenues included only six (6)

months of operations following the June, 2002 acquisition of Titan Dynamics. Revenues continue to be constrained due to the lack of safety certification for the OMEGA 36/B2 battlefield effects simulator. Testing by the Marine Corps is substantially complete and Titan Dynamics is optimistic that it will receive Marine Corps certification of this product by the end of the third quarter of 2005. Certification should also accelerate penetration in foreign markets. Further, Marine Corps certification should facilitate and accelerate certification by the U.S. Army.
     Cost of Sales. Cost of sales as a percentage of revenue for 2004 was approximately 70% compared with 75% in 2003. The decrease during 2004 was driven by lower costs within the Ordnance & Manufacturing and Environmental Safety & Security Segments. Ordnance & Manufacturing cost of sales decreased from 2003 primarily from the FMS contract. Electronic Security segment cost of sales decreased from 2003 primarily due to the VSK Group’s production efficiencies realized as it expanded its distribution channel throughout Europe. Cost of sales as a percentage of revenue for 2003 was approximately 75% compared with 63% for 2002. The majority of the increase during 2003 was driven by currency derivative impacts and the balance is attributable to other factors, including higher costs within the Ordnance & Manufacturing Segment. The costs were primarily related to the FMS contract which dominated the production process in that year. Additionally, MECAR incurred higher than anticipated labor costs due to production delays surrounding a 90MM production order.
     Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for 2004 was higher than 2003. The Ordnance & Manufacturing segment incurred higher administrative compensation costs of $1,337. The Electronic Security segment incurred higher costs of $442, which resulted from higher costs at the VSK Group ($1,071) offset by lower costs at NS Microwave ($629). SeaSpace incurred higher costs of $1,897 which primarily resulted from substantial legal expenses associated with a dispute with a former distributor. The dispute was settled in March 2005. Selling and administrative costs at Corporate and Other increased by $1,522 due to Sarbanes Oxley compliance costs. Titan Dynamics incurred a nominal decrease of $23 in selling and administrative costs.
     Selling and administrative expenses in 2003 increased by $6,501 over the prior year. The increase was due primarily to the additions of NS Microwave, Titan Dynamics and SeaSpace. NS Microwave was consolidated on a full-year basis in 2002 while Titan Dynamics and SeaSpace were second and third quarter 2002 additions.
     Research and Development. Research and development costs increased steadily between 2002 and 2004. The 2004 increase was attributed to increased research conducted at SeaSpace ($1,386), VSK Group ($423), MECAR ($349), and Titan Dynamics ($140), offset by lower research at NS Microwave ($135). The 2003 increase was attributed to increased research conducted at SeaSpace ($988), VSK Group ($862), MECAR ($783), NS Microwave ($261), and Titan Dynamics ($9). This trend is expected to continue.
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
     Other – Net. Other income, expense — net for 2004 decreased from 2003 and Other income, expense — net for 2003 decreased from 2002. This stemmed primarily from the currency fluctuations at MECAR and the VSK Group. In particular, MECAR had currency gains in 2002 on its U.S. bank accounts. Subsequently, MECAR incurred currency losses in 2003 and 2004 on its U.S. bank accounts due the strength of the Euro. The 2004 currency loss also included losses on a foreign sales contract that could not be hedged due to bank constraints on its working line of credit facility.
     Pre-Tax Profit.

	Pre-Tax Profit (Loss) by Segment
	2004	2003	2002
Ordnance & Manufacturing (restated)	$5,620	$8,822	$29,414
Electronic Security	6,987	2,618	3,903
Environmental Safety & Security	(3,283)	(528)	550
Software, Training & Simulation	(438)	(207)	(181)
Corporate and Other	(3,263)	(1,827)	(761)

	$5,623	$8,878	$32,925

     Within the Ordnance and Manufacturing Segment, MECAR was less profitable than it has been in the past. While a portion of the decrease was expected due to the lack of a large high-margin contract in MECAR’s backlog, the changes noted above are also affected by the required change to non-hedge accounting described above. This change required recognition of $16,977 derivative gain in 2002 unrelated to work performed on the underlying customer contract.
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
     Environmental Safety & Security segment pre-tax loss in 2004 resulted from increased development costs associated with new antenna products expected to be available for sale in 2005, substantial legal expenses associated with a dispute with a former distributor (see Note N) and delayed contracts. The dispute was settled in March 2005. SeaSpace has taken efforts to right-size its organization in light of the competitive environment. In view of the continuing losses incurred by SeaSpace, following the end of the second quarter of 2005 management and the Audit Committee revisited whether any of the goodwill attributable to the Environmental Safety & Security segment had been impaired. As will be discussed in greater detail under “Critical Accounting Policies,” management and the Audit Committee concluded that there was no such impairment either at the end of 2004 or at the second quarter of 2005.
     Software, Training & Simulation pre-tax loss in 2004 results from Titan Dynamic’s principal product lacking U.S. Government safety certification. Titan Dynamics anticipates receipt of Navy/Marine Corp certification in 2005.
     Corporate and Other segment loss increased in 2004 and 2003 due to Sarbanes Oxley implementation costs, audit costs, and reduced intercompany management fee adjustments at the Corporate business unit. Note that Corporate and Other segment loss primarily represents the difference between intercompany management fees and expenses of the parent company.
     Income Taxes. The effective income tax rates in 2004, 2003 and 2002 were 30%, 58% and 42%, respectively. These large fluctuations are primarily due to the reclassification of foreign currency hedge contracts as derivatives. The company’s adoption of non-hedge accounting resulted in the recording of substantial unrealized gains and losses and their related tax effects.
     Net Earnings. 2004 net earnings increased from 2003 levels principally due to increased earnings in the Electronic Security Segment. Losses incurred by Allied’s other domestic subsidiaries continued. 2003 net earnings decreased substantially from 2002 levels. The decrease was overwhelmingly the result of gains (2002) on derivative contracts. There was also some decrease as a result of 2002 losses incurred by the Company’s U.S. subsidiaries.
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
     Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $83,896 at December 31, 2004, which is a decrease of $1,708 from the December 31, 2003 level. Working capital remains strong due to profitable operations.
     Cash decreased primarily from $5,250 of payments on the convertible debenture and the repayment of current liabilities including MECAR’s short-term borrowings. The amount of cash required to be restricted decreased in 2004 due to completion of certain contracts at MECAR. This was offset by the $2,000 deposit required under the senior loan facility obtained on May 28, 2004.
     Accounts receivable slightly decreased due to lower shipments in fourth quarter 2004 versus fourth quarter 2003. Costs and accrued earnings on uncompleted contracts decreased from year-end 2003 primarily as a result of continued work on MECAR contracts. Inventories increased primarily from higher raw material purchases. The inventory buildup will give the subsidiaries the ability to deliver products with the shortest possible lead times. Fair value of foreign exchange contracts was $1,195 at December 31, 2004, compared to $6,900 at December 31, 2003. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Prepaid and other current assets decreased primarily from lower prepaid taxes at MECAR in 2004.
     Property, Plant & Equipment, net of accumulated depreciation, increased primarily from equipment purchases at the business units during 2004. Intangibles decreased primarily from the amortization of capitalized software, customer lists and patents. Goodwill increased as a result of the acquisition of Control Monitor Systems on August 1, 2004 as well as the currency translation adjustment.
     Notes Payable decreased from December 31, 2003 as a result of MECAR paying off a short-term loan. During 2004, MECAR used its cash from operations for working capital needs. Accounts payable decreased as a result of lower production costs, primarily at MECAR. Accrued liabilities increased due primarily to the costs associated with deferred gains related to forward exchange contracts at MECAR. Customer deposits increased primarily at MECAR as a result of shipments during the period and other new contracts in 2004 requiring deposits. Income taxes decreased due to the tax provisions at MECAR and the VSK Group, offset by the tax benefits at NS Microwave, SeaSpace, Titan Dynamics and Corporate.
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

Cash Flows.
The table below provides the summary cash flow data for the periods presented:

	For the years ended December 31
	2004	2003	2002
	Restated	Restated	Restated
Net cash provided by operating activities	$10,367	$24,350	$575
Net cash used in investing activities	(5,517)	(4,353)	(7,304)
Net cash provided by (used in) financing activities	(22,243)	4,354	9,332
     Operating Activities. The Company generated $10,367 of cash in its operating activities during 2004 whereas it generated $24,350 of cash during the same period of 2003. This is attributed primarily to three factors. First, the Company’s earnings were less in 2004 than in 2003. Second, the Company paid substantial short term liabilities, which included Sarbanes Oxley compliance costs and legal costs associated with a dispute, which was settled in March 2005. Third, the Company collected less cash on shipments to customers. The increase in cash provided by operating activities between 2003 and 2002 is attributed collection of receivables and decreased cash outlays for cost and accrued earnings on uncompleted contracts, which are mainly from MECAR’s and the VSK Group’s customer base. Cash paid for interest was $1,516, $1,492 and $535 for the years ended December 31, 2004, 2003 and 2002, respectively. Cash paid for income taxes was $7,782, $9,455 and $9,510 for the years ended December 31, 2004, 2003 and 2002, respectively, and includes federal, foreign and state taxes.
     Investing Activities. Cash used in investing activities increased between 2004 and 2003. This stemmed from higher capital expenditures for production equipment at the VSK Group and antenna products at SeaSpace, as well as the acquisition of Control Monitor Systems by the VSK Group. Cash used in investing activities decreased between 2003 and 2002. This stemmed from cash paid for the Titan Dynamics and SeaSpace acquisitions in 2002, with no related acquisition activity in 2003. This decrease was offset by a slight increase in capital expenditures due primarily to higher outlays for production equipment and leasehold improvements at the Belgian business units. The Company anticipates that cash generated from operations and capital leases will be sufficient to support any further capital expenditures in the foreseeable future. Future expenditures will be primarily incurred at MECAR for machinery and equipment and a Surface Treatment plant (in preparation for compliance with new environment/safety regulations, of which the total estimated costs have yet to be finalized).
     Financing Activities. The Company used $22,243 of cash in financing activities during 2004 whereas it generated $4,354 of cash during the same period of 2003. This stemmed from substantial payments on short-term borrowings and the convertible debenture, offset by proceeds of long-term debt, in particular the senior secured facility. Cash provided by financing activities decreased between 2003 and 2002. During 2002, the primary source of cash provided by financing activities was the $7,500 proceeds realized from the sale of the convertible debenture and warrant.
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
     The bank syndicate agreement provides the banks the right to review and approve each proposed MECAR contract before agreeing to provide the necessary letters of credit, guarantee and/or bond. While management believes that it will be able to finance additional MECAR contracts using the bank syndicate structure, there can be no assurance that such financing will be unconditionally and permanently provided. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital, (ii) a facility for guarantees/bonds to support customer contracts and iii) support in establishing a foreign currency hedge on its U.S. dollar based production contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions.
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
     The following table identifies material contractual obligations as of December 31, 2004:

	Payments due by period (amount in 000s)
		Less than 1	2 – 3	4 – 5	More than
Contractual Obligations	Total	year	years	years	5 years
Long-Term Debt Obligations (1)	$1,971	$204	$358	$89	$1,320
Capital Lease Obligations	7,202	2,529	3,842	831	—
Convertible Debenture (2)	2,231	2,231	—	—	—
Operating Leases	1,954	394	824	736	—
Foreign Exchange Contracts (3)	—	—	—	—	—

Total Contractual Obligations	$13,358	$5,358	$5,024	$1,656	$1,320

Commercial Commitments	Total
Bank guarantees	$26,781	$26,781	—	—	—

(1)	Interest payments on long-term debt (which are excluded above) are estimated to be $233, $467, $465 and $230 for the above periods, assuming interest rates of 11.5% and 5.5%.

(2)	Interest payments on the convertible debenture are estimated to be $30 for the above period.

(3)	The Company’s cash position is neutral over the term of the foreign exchange contracts and, as such, has been excluded from this table.
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
     Revenue Recognition via the Percentage of Completion Method. We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. The percentage of completion method is used by MECAR, NS Microwave, and SeaSpace for substantially all of their fixed price sales contracts. Approximately 80%, 81% and 85% of consolidated revenue was recognized under the percentage of completion method during 2004, 2003, and 2002, respectively.
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
     In conjunction with the implementation of the new accounting rules for goodwill, the Company completed a goodwill impairment analysis in the fourth quarter of 2004 and determined that an impairment charge to earnings was not required. As required by the new rules, the Company will perform a similar review each year, or earlier if indicators of potential impairment exist. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. If market conditions in these business units fail to meet expectations, it could negatively impact revenue or cost, and could result in charges for the impairment of goodwill in future periods. The 2004 goodwill analysis for the Environmental Safety & Security segment included a multi-year discounted cash flow projection for SeaSpace. The projection included both SeaSpace’s traditional groundstation business as well as its newly initiated antenna business. The projection called for a break-even year in 2005, but substantial profits in 2006-2009, largely as a result of the newly-added antenna product line. As a result of the substantial losses incurred by SeaSpace in the first six months of 2005, in early August, 2005, management and the Audit Committee revisited the 2004 goodwill analysis and reconsidered the projections which formed the basis of this analysis. In the course of this review, it was noted that (i) several projects initially forecast for the first half of 2005 had slipped into the second half of the year; (ii) SeaSpace reported positive results for July and August and several new contract awards and (iii) since year-end, SeaSpace has acquired additional antenna technology which adds to the product line which formed the basis of the year-end projections. As a result, management and the Audit Committee concluded SeaSpace was on track to achieve its original forecast to break-even in 2005. Further, management and the Audit Committee concluded that SeaSpace is poised to earn meaningful profits in the upcoming years sufficient to support the reported goodwill attributable to the Environmental Safety & Security segment. Accordingly, management and the Audit Committee determined in early August that there has been no impairment to the goodwill attributable to the Environmental Safety & Security segment.
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
     Inventory reserves and allowance for doubtful accounts. Inventories are stated at the lower of cost or market. Cost is determined based on a first-in, first-out basis. The Company’s inventory includes raw materials, work-in process and finished goods of $17.2 million as of December 31, 2004. The Company reviews its recorded inventory and estimates a reserve for obsolete or slow-moving items to their net realizable value. The inventory reserve is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional reserves may be required. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations.
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
     Exchange Rate Sensitivity. Allied maintains operations in several foreign countries. Approximately 84% of the Company’s revenue was derived from operations outside the United States. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. Allied’s consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Allied subsidiaries’ local currency and the U.S. dollar will affect the translation of such subsidiaries’ financial results into U.S. dollars for purposes of reporting the consolidated financial results. Allied does not hedge these matters because cash-flows from international operations are generally re-invested locally. It is estimated that a 10% change in the value of the Euro would impact reported net earnings for the years ending December 31, 2004, 2003 and 2002 by approximately $0.7 million, $0.8 million and $1.6 million, respectively. See Note O to the financial statements for more information on financial instruments.
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
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. The Company initially identified a material weakness in its internal control over financial reporting concerning the improper use of hedge accounting as outlined on page F-3 on this annual report on Form 10-K/A. Based on that evaluation, for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2004. Subsequently, the Company identified two additional material weaknesses as further outlined on page F-3. This reinforced the conclusion that the Company’s disclosure controls and procedures were not effective as of December 31, 2004. As set forth below, we have taken the steps necessary to remediate the material weaknesses.
Management’s Report on Internal Control over Financial Reporting
     Management’s report on the Company’s internal control over financial reporting is included on page F-3 of this annual report on Form 10-K/A, which report is incorporated herein by reference. The report of the Independent Registered Public Accounting Firm with respect to management’s assessment of the effectiveness of internal controls over financial reporting is included on page F-4 of this annual report on Form 10-K/A.
     There were no changes in our internal controls over financial reporting or, to our knowledge, in other factors that could significantly affect our internal control over financial reporting during the quarter ended December 31, 2004. However in the first quarter of 2005 we took the steps necessary to remediate the material weakness which led to our March 31, 2005 restatement due to the fact that the Company could not support the use of hedge accounting for the FX contracts entered into by MECAR since it did not evaluate the effectiveness of the foreign currency transaction at the inception of the FX contract or evaluate these transactions on a periodic basis to determine their effectiveness. In addition, prior to the filing of this Form 10-K/A, we took the steps necessary to remediate the material weaknesses which led to the restatement of our consolidated financial statements included in this Form 10-K/A. We have engaged a third-party expert to assist us with our hedge effectiveness testing and are now properly testing all hedge contracts for effectiveness both at inception and periodically thereafter as required by FAS 133. We have also modified our procedures to ensure that we properly value the U.S. Dollar receivables at our foreign subsidiaries at the proper period-end currency rate. We have also modified our procedures to ensure that we properly prepare our Consolidated Statements of Cash Flows. We have included more stringent review procedures on transactions that affect our Consolidated Statements of Cash Flows in accordance with FAS 95. Specifically, we have taken the steps necessary to ensure that capital leases are accounted for as financing activities and to ensure that restricted cash attributed to MECAR’s performance guarantees and other operating activities are accounted for as operating activities. Accordingly, we believe that we have remediated the weaknesses in our internal controls over financial reporting that led to the restatement in our 2004 Form 10-K and in this Form 10-K/A.
ITEM 9B. OTHER INFORMATION
     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 which was not so disclosed.

PART III
     The Information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K has been omitted in reliance on General Instruction G(3) and is incorporated herein by reference to the Company’s Proxy Statement filed with the SEC pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, except for the specific disclosures below:
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ALLIED
     Information required by this Item 10 is included in Part I of this annual report on Form 10-K/A in the section entitled “Executive Officers of Allied”.
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
ITEM 11. EXECUTIVE COMPENSATION
     The information required by this Item 11 is included under the caption “Executive and Board Compensation” in the Proxy Statement for the Annual Meeting of Stockholders of the Company, and that information is incorporated by reference in this Form 10-K/A.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The information required by this Item 12 is included under the caption “Voting Securities and Principal Stockholders” in the Proxy Statement for the Annual Meeting of Stockholders of the Company, and that information is incorporated by reference in this Form 10-K/A.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     The information required by this Item 13 is included under the caption “Employment Contracts and Change-In-Control Agreements” in the Proxy Statement for the Annual Meeting of Stockholders of the Company, and that information is incorporated by reference in this Form
10-K/A.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICE.
     The information required by this Item 14 is included under the caption “Principal Accounting Fees for 2004” in the Proxy Statement for the Annual Meeting of Stockholders of the Company, and that information is incorporated by reference in this Form 10-K/A.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits
3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).

3.2	Amended and Restated By-Laws (Incorporated by reference from Form 10-Q filed in August 2004).

3.3	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).

10.1	Employment Agreement between Allied and John G. Meyer, Jr. (Incorporated by reference from Form 8-K filed in March 2001 and Form 8-K filed in August 2001).

10.2	Employment Agreement letter amendments between Allied and John G. Meyer, Jr. (Incorporated by reference from Form 10-Q filed in August 2004).

10.3	Employment Agreement between Allied and Charles A. Hasper (Incorporated by reference from Form 8-K filed in August 2001).

10.4	Employment Agreement letter amendment between Allied and Charles A. Hasper (Incorporated by reference from Form 10-Q filed in August 2004).

10.5	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).

10.6	Employment Agreement letter amendment between Allied and Monte L. Pickens (Incorporated by reference from Form 10-Q filed in August 2004).

10.7	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).

10.8	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 10-Q filed in August 2005).

10.9	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001, April 2002 and May 2005).

10.10	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).

10.11	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).

10.12	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002).

10.13	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.14	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.15	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).

10.16	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002).

10.17	Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Form 10-Q filed in August 2004).

10.18	Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries (Incorporated by reference from Form 8-K filed in June 2004)

10.19	Amendments to Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries

10.20	Stock Option Agreement-Employee Form (Incorporated by reference from Form 10-Q filed in November 2004)

10.21	Director’s Stock Option Agreement-Director Form (Incorporated by reference from Form 10-Q filed in November 2004)

10.22	Summary of Annual Compensation of Board Members

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K
     On November 4, 2004, the Company filed a Form 8-K reporting its 2004 third quarter financial results.
SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allied Defense Group, Inc.

By:	/s/ John J. Marcello.

John J. Marcello,
Chief Executive Officer and President
Date: October 5, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

	By:	/s/ Robert P. Dowski

Robert P. Dowski,
Chief Financial Officer and Treasurer
Date: October 5, 2005

	By:	/s/ Gresford B. Gray

Gresford B. Gray,
Controller and Corporate Secretary
Date: October 5, 2005

**********

/s/ J. R. Sculley

J. R. Sculley, Director
Date: October 5, 2005

/s/ Clifford C. Christ

Clifford C. Christ, Director
Date: October 5, 2005

/s/ Harry H. Warner

Harry H. Warner, Director
Date: October 5, 2005

/s/ Ronald H. Griffith

Ronald H. Griffith, Director
Date: October 5, 2005

/s/ Gilbert F. Decker

Gilbert F. Decker, Director
Date: October 5, 2005

/s/ John G. Meyer, Jr.

John G. Meyer, Jr., Director
Date: October 5, 2005

/s/ J.H. Binford Peay, III

J.H Binford Peay, III, Director
Date: October 5, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2004
FORMING A PART OF
ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K/A
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
The Company’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the company’s internal control over financial reporting is ineffective based on those criteria. We identified a material weakness in our internal control over financial reporting due to the method of accounting for foreign currency exchange (FX) contracts of our foreign operations in that we did not comply with the guidelines of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133).
We did not comply with the requirements of FAS 133. The Company engaged an outside financial consultant experienced in these matters to assist in future testing/documentation and the Company has established the policies, procedures and documentation to satisfy the requirements of FAS 133 and expects to return to the use of hedge accounting with respect to future foreign exchange contracts.
Subsequent to March 31, 2005 we became aware of two additional material weaknesses in our internal control over financial reporting. The first additional material weakness concerned the accounting for the Company’s U.S. Dollar denominated receivables at MECAR which historically have been valued at the hedged rate rather than at the period end spot rate. This resulted in an error upon the translation of the amounts from MECAR’s functional currency (the Euro) into U.S. Dollars which is Allied’s reporting currency. The correct accounting for our U.S. Dollar denominated receivables at MECAR was subsequently determined and corrected prior to the public release of our financial information for the second quarter of 2005 and, in accordance with the corrected accounting the related account balances were restated. The second additional material weakness concerned the proper classification of certain matters for proper presentation purposes in the Consolidated Statements of Cash Flows. This included reclassifying repayments of capital leases to financing activities from investing activities and reclassifying a portion of the changes in restricted cash (related to MECAR’s banking agreement) to operating activities from financing activities.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
Grant Thornton LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K/A, has issued an attestation report on management’s assessment of our internal control over financial reporting which report immediately follows this report.

/s/ Robert P. Dowski	/s/ John J. Marcello

Robert P. Dowski	John J. Marcello
Chief Financial Officer	Chief Executive Officer
October 5, 2005	October 5, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
The Allied Defense Group, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Allied Defense Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, with respect to maintaining and evaluating whether the policies, procedures and related controls existed that allowed Allied Defense Group to determine whether its foreign currency contacts qualified for hedge accounting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Allied Defense Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Subsequent to March 31, 2005 the Company became aware of two additional material weakness in its internal control over financial reporting. The first additional material weakness concerned the accounting for the Company’s U.S. Dollar denominated receivables at MECAR (a wholly owned subsidiary of the Company) which historically have been valued at the hedged rate rather than at the period end spot rate. This results in an error upon the translation of the amounts from MECAR’s functional currency (the Euro) back into U.S. Dollars which is the Company’s reporting currency. The correct accounting for our U.S. Dollar denominated receivables at MECAR was subsequently determined and corrected, prior to the public release of our financial information for the second quarter of 2005 and, in accordance with the corrected accounting the related account balances were restated. The second additional material weakness concerned the classification of certain matters for proper presentation purposes on the Consolidated Statements of Cash Flows. This included reclassifying repayments of capital leases to financing activities from investing activities and reclassifying a portion of the changes in restricted cash (related to MECAR’s banking agreement) to operating activities from financing activities.
These control deficiencies resulted in errors that required the restatement of the Company’s consolidated financial statements for 2003 and 2002, the first three quarterly periods in 2004 and all quarterly periods in 2003, as discussed in Note A to the consolidated financial statements. The errors primarily affected contracts and accrued earnings on uncompleted contract, revenue, cost of sales and income tax balance sheet accounts and the related provisions. This deficiency also resulted in audit adjustments to the 2004 consolidated financial statements primarily affecting contracts and accrued earnings on uncompleted contracts, revenue, cost of sales and income tax related expense accounts. Additionally, this control deficiency could result in a material misstatement to the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
In our opinion, management’s assessment that The Allied Defense Group did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, The Allied Defense Group has not maintained effective internal control over financial reporting as of December 31, 2004 based on the criteria established in Internal Control – Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related Consolidated Statements of Earnings, Stockholder’s Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2004, and our report dated August 15, 2005, expressed an unqualified opinion on those consolidated financial statements.
/s/ Grant Thornton LLP
Baltimore, Maryland
August 15, 2005

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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their earnings and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
As described in Note A to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.
As described in Note A, the Company restated its consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Allied Defense Group’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 15, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.
/s/ Grant Thornton LLP
Baltimore, Maryland
August 15, 2005

The Allied Defense Group, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
December 31,

	2004	2003
	Restated	Restated
ASSETS
Current Assets
Cash	$27,940	$43,377
Restricted cash	9,757	15,937
Accounts receivable, net	28,241	29,870
Costs and accrued earnings on uncompleted contracts	54,877	60,437
Inventories, net	17,161	12,068
Deferred tax asset	1,058	1,016
Fair value of foreign exchange contracts	1,195	6,900
Prepaid and other current assets	4,123	4,880

Total current assets	144,352	174,485

Property, Plant and Equipment, net	30,294	24,615

Other Assets
Restricted cash	2,000	—
Intangible assets, net	3,723	4,135
Goodwill	14,401	13,718
Deferred tax asset, non-current	1,020	—
Other assets	528	378

	21,672	18,231

	$196,318	$217,331

CURRENT LIABILITIES
Notes payable	$54	$14,200
Current maturities of long-term debt	2,733	2,709
Convertible subordinated debenture, current	2,231	5,250
Accounts payable	34,933	53,284
Accrued liabilities	9,374	7,594
Customer deposits	8,708	4,938
Deferred compensation	1,612	—
Income taxes	811	906

Total current liabilities	60,456	88,881

LONG-TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	6,440	4,902
Convertible subordinated debenture, less current maturities and unamortized discount	—	2,156
Deferred compensation	377	1,334
Deferred taxes	—	4,305

	6,817	12,697
CONTINGENCIES AND COMMITMENTS	—	—
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,601,101 in 2004 and 5,551,373 in 2003	560	555
Capital in excess of par value	26,669	25,891
Retained earnings	77,605	73,671
Accumulated other comprehensive income	24,211	15,636

	129,045	115,753

	$196,318	$217,331

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands of dollars, except per share data)
Years ended December 31,

	2004	2003	2002
	Restated	Restated	Restated
Revenue	$150,131	$153,937	$141,622

Cost and expenses
Cost of sales	105,936	114,753	89,290
Selling and administrative	29,173	23,998	17,497
Research and development	6,695	4,532	1,629

	141,804	143,283	108,416

Operating income	8,327	10,654	33,206

Other income (expense)
Interest income	549	459	506
Interest expense	(2,441)	(2,490)	(2,087)
Other — net	(812)	255	1,300

	(2,704)	(1,776)	(281)

Earnings before income taxes	5,623	8,878	32,925

Income tax expense	1,689	5,116	13,689

NET EARNINGS	$3,934	$3,762	$19,236

Earnings per share

Basic	$0.71	$0.68	$3.63

Diluted	$0.70	$0.63	$3.43

Weighted average number of common shares:

Basic	5,568,183	5,496,786	5,304,998

Diluted	5,991,101	5,970,119	5,658,274

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of dollars, except per share data)
Years ended December 31, 2004, 2003 and 2002

	Preferred	Common Stock		Capital		Accumulated	Total
	Stock, no		$.10	in excess	Retained	other comprehensive	Stockholders’
	par value	Shares	par value	of par value	earnings	(loss) income	Equity
Balance at January 1, 2002, as previously reported	$—	5,129,179	$513	17,273	$50,673	$(9,810)	$58,649
Derivative adjustment	—	—	—	—	—	(202)	(202)

Balance at January 1, 2002, as restated	$—	5,129,179	$513	17,273	$50,673	$(10,012)	$58,447
Common stock awards	—	35,964	3	785	—	—	788
Common stock issued	—	293,070	29	6,444	—	—	6,473
Employee stock purchase plan purchases	—	9,100	1	168	—	—	169
Exercise stock options	—	7,500	1	61	—	—	62
Warrants issued	—	—	—	140	—	—	140
Comprehensive income
Net earnings for the year, restated	—	—	—	—	19,236	—	—
Currency translation adjustment	—	—	—	—	—	10,690	—
Total comprehensive income	—	—	—	—	—	—	29,926

Balance at December 31, 2002, as restated	$—	5,474,813	$547	$24,871	$69,909	$678	$96,005
Common stock awards	—	6,000	1	110	—	—	111
Employee stock purchase plan purchases	—	10,560	1	151	—	—	152
Exercise stock options	—	60,000	6	759	—	—	765
Comprehensive income
Net earnings for the year, restated	—	—	—	—	3,762	—	—
Currency translation adjustment	—	—	—	—	—	14,958	—
Total comprehensive income	—	—	—	—	—	—	18,720

Balance at December 31, 2003, as restated	$—	5,551,373	$555	$25,891	$73,671	$15,636	$115,753
Common stock awards	—	5,753	1	105	—	—	106
Employee stock purchase plan purchases	—	16,241	1	259	—	—	260
Exercise stock options	—	27,734	3	346	—	—	349
Warrants issued	—	—	—	68	—		68
Comprehensive income
Net earnings for the year, restated	—	—	—	—	3,934	—	—
Currency translation adjustment	—	—	—	—		8,575	—
Total comprehensive income	—	—	—	—	—	—	12,509

Balance at December 31, 2004, as restated	$—	5,601,101	$560	$26,669	$77,605	$24,211	$129,045

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
Years ended December 31,

	2004	2003	2002
	Restated	Restated	Restated
Cash flows from operating activities
Net earnings for the year	$3,934	$3,762	$19,236
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	4,551	4,037	3,322
Unrealized losses (gains) on forward contracts	4,758	(4,312)	(16,977)
Gain on sale of fixed assets	(44)	(18)	—
Deferred income taxes	(856)	1,864	5,205
Provision for estimated losses on contracts	661	255	282
Amortization of debt issue costs and conversion feature	179	243	—
Common stock awards	106	111	651
Changes in assets and liabilities
Restricted cash and cash deposits	6,893	(5,807)	(775)
Accounts receivable	2,573	1,810	(2,041)
Cost and accrued earnings on uncompleted contracts	9,618	6,362	(26,100)
Inventories	(4,090)	(1,392)	(3,309)
Prepaid expenses and other assets	1,275	(1,609)	532
Accounts payable and accrued liabilities	(22,442)	21,488	18,801
Customer deposits	3,100	(928)	993
Deferred compensation	521	672	300
Income taxes	(370)	(2,188)	455

	6,433	20,588	(18,661)

Net cash provided by operating activities	10,367	24,350	575

Cash flows used in investing activities
Capital expenditures	(5,036)	(4,373)	(3,494)
Acquisitions, net of cash acquired	(525)	—	(3,810)
Proceeds from sale of fixed assets	44	20	—

Net cash used in investing activities	(5,517)	(4,353)	(7,304)

Cash flows from (used in) financing activities
Net (decrease) increase in short-term borrowings	(14,013)	5,780	3,245
Repayment on capital lease obligations	(2,357)	(1,711)	(876)
Proceeds from convertible subordinated debenture	—	—	7,500
Principal payments on long-term debt and debenture	(5,922)	(632)	(610)
Proceeds from issuance of long-term debt	2,300	—	—
Debt issue costs	(860)	—	(158)
Proceeds from stock purchases	261	152	169
Option exercises	348	765	62
Restricted cash and restricted deposits	(2,000)	—	—

Net cash (used in) provided by financing activities	(22,243)	4,354	9,332

Effects of exchange rates on cash	1,956	4,150	1,351

Net (decrease) increase in cash	(15,437)	28,501	3,954
Cash at beginning of year	43,377	14,876	10,922

Cash at end of year	$27,940	$43,377	$14,876

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
Years ended December 31,

	2004	2003	2002
	Restated	Restated	Restated
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	$1,516	$1,492	$535
Income taxes	7,782	9,455	9,510

Supplemental Non-Cash Investing and Financing Activities:
Capital Leases	2,481	1,989	2,796
Non-cash consideration in connection with business acquisition	—	—	$6,473
Warrants issued in conjunction with long term debt and convertible subordinated debenture	68	—	140
Convertible debenture beneficial conversion feature	—	—	138
The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations. The Allied Defense Group Inc. (Allied), a Delaware corporation, is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. These products and services are marketed to selected segments of a broad range of markets including ordnance, electronic security, environmental safety and training simulation.
Restatements. In February 2005, management had concluded that Allied did not qualify for the use of hedge accounting due to the fact that Allied did not have the appropriate policies, procedures or documentation to support the use of hedge accounting for its foreign currency contracts. At December 31, 2004, the Company did not have the necessary controls over financial reporting in place to properly identify the lack of documentation, which is necessary to properly evaluate a derivative instrument to determine if hedge accounting is appropriate, or to perform the required computation and evaluation of hedge effectiveness. This resulted in the restatement of amounts previously reported in the Company’s consolidated balance sheet at December 31, 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003, and for the first nine months of 2004. In addition, certain disclosures in other notes to the consolidated financial statements were restated to reflect the restatement adjustments. The matters consist of certain errors related primarily to transactions initially recorded in periods from 2001 to 2003, but affecting periods from 2001 through 2004.
The determination to restate the consolidated financial statements was approved by the Audit Committee of Allied’s board of directors upon the recommendation of Allied’s senior management. The operating results, as reported, were revised to include the impact of accounting for the Allied’s foreign currency contracts as derivatives and not as fair value hedges.
The restatement described above resulted in the following adjustments to the Consolidated Financial Statements for the relevant periods which were included in our 2004 10-K filed on March 31, 2005. The 2003 and 2002 data labeled “As Previously Reported” was obtained from the financial statements contained in the Company’s previously issued 2004 Form 10-K, while the 2003 and 2002 data labeled “As Initially Reported” was obtained from the financial statements contained in the Company’s previously issued 2003 Form 10-K.
Selected Consolidated Statements of Earnings Data:

		Impact From	Impact from
Year Ended December	As Previously	Derivative Gains	Euro Fluctuations	As Initially
31, 2003	Reported	(1)	(2)	Reported
Revenues	$154,235	$(13,625)	$30,797	$171,407
Cost of Sales	114,800	—	9,758	124,558
Operating income	10,905	(13,625)	21,039	18,319
Earnings before income	9,129	(13,625)	21,039	16,543
Income taxes	5,201	(4,632)	7,153	7,722

Net Earnings	$3,928	$(8,993)	$13,886	$8,821

Earnings per share
Basic	$0.71	$(1.64)	$2.53	$1.60

Diluted	$0.66	$(1.51)	$2.39	$1.54

		Impact From	Impact from
Year Ended December	As Previously	Derivative Gains	Euro Fluctuations	As Initially
31, 2002	Reported	(1)	(2)	Reported
Revenues	$145,274	$(16,977)	$2,569	$130,866
Cost of Sales	90,430	—	1,079	91,509
Operating income	35,718	(16,977)	1,490	20,231
Earnings before income	35,437	(16,977)	1,490	19,950
Income taxes	14,543	(5,772)	507	9,278

Net Earnings	$20,894	$(11,205)	$983	$10,672

Earnings per share
Basic	$3.94	$(2.11)	$0.18	$2.01

Diluted	$3.73	$(1.98)	$0.17	$1.92

(1)	Unrealized gains on FX contracts and related tax effects.

(2)	Impact of revising the revenues at the average currency rates and related tax effects.
Selected Consolidated Balance Sheets Data:

	December 31, 2003		December 31, 2002
	As Previously	As Initially	As Previously	As Initially
	Reported	Reported	Reported	Reported
Accounts receivable	$33,404	$29,321	$28,027	$28,551
Costs and accrued earnings on uncompleted contracts	60,516	68,414	55,601	56,728
Fair value of foreign exchange contracts	6,900	9,378	18,815	13,595
Total current assets	178,098	184,391	137,983	134,414
Total assets	220,944	227,237	171,737	168,168
Accrued liabilities	7,594	16,846	8,219	8,219
Foreign exchange contracts	—	9,378	—	13,595
Total current liabilities	88,881	107,511	60,637	74,232
Deferred tax liability — non-current	5,533	1,339	5,946	111
Total liabilities	102,806	117,242	73,894	81,654
Accumulated other comprehensive income loss)	16,197	13,383	858	(249)
Total liabilities and stockholder’s equity	220,944	227,237	171,737	168,168
The adjustments on the balance sheets resulted from unhedging the transactions that occurred in 2002 and 2003.
During the second quarter of 2005, in connection with a continued evaluation of the impact of the above, management determined that it was necessary to file this Form 10-K/A to amend the Company’s 2004 Annual Report on Form 10-K in order to restate the Company’s consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. This restatement arose from management’s determination that the Company, as a result of the completion by MECAR (a wholly-owned Belgian subsidiary) of its $130 million FMS Contract that MECAR had not correctly accounted for its U.S. Dollar receivables at December 31, 2004, 2003 and 2002. The Company determined that the U.S. Dollar denominated receivables at MECAR were valued at the hedged rate rather than at the period end spot rate resulting in an error upon the translation of the amounts from MECAR’s function currency, the Euro, back into U.S. Dollars which is Allied’s reporting currency. In addition, the Company has determined to restate its Consolidated Statements of Cash Flows to reclassify for proper presentation purposes certain matters. This included reclassifying repayments of capital leases to financing activities from investing activities and reclassifying a portion of the changes in restricted cash to cash flows from operating activities from financing activities.
The Company filed a Form 8-K/A on August 10, 2005, announcing that it has determined to restate its financial statements for 2004, 2003 and 2002 and the first quarter of 2005 due to the above errors.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
      This restatement results in the following adjustments to the Consolidated Financial Statements for the relevant periods:
Selected Consolidated Statements of Earnings Data:

		Impact from
		Using Incorrect	As Previously
Year Ended December 31, 2004	As Restated	Rate (1)	Reported
Revenues	$150,131	$(3,231)	$146,900
Cost of Sales	105,936	(1,086)	104,850
Operating income	8,327	(2,145)	6,182
Earnings before income	5,623	(2,145)	3,478
Income taxes	1,689	(729)	960

Net Earnings	$3,934	$(1,416)	$2,518

Earnings per share
Basic	$0.71	$(0.26)	$0.45
Diluted	$0.70	$(0.28)	$0.42

		Impact from
		Using Incorrect	As Previously
Year Ended December 31, 2003	As Restated	Rate (1)	Reported
Revenues	$153,937	$298	$154,235
Cost of Sales	114,753	47	114,800
Operating income	10,654	251	10,905
Earnings before income	8,878	251	9,129
Income taxes	5,116	85	5,201

Net Earnings	$3,762	$166	$3,928

Earnings per share
Basic	$0.68	$0.03	$0.71
Diluted	$0.63	$0.03	$0.66

		Impact from
		Using Incorrect	As Previously
Year Ended December 31, 2002	As Restated	Rate (1)	Reported
Revenues	$141,622	$3,652	$145,274
Cost of Sales	89,290	1,140	90,430
Operating income	33,206	2,512	35,718
Earnings before income	32,925	2,512	35,437
Income taxes	13,689	854	14,543

Net Earnings	$19,236	$1,658	$20,894

Earnings per share
Basic	$3.63	$0.31	$3.94
Diluted	$3.43	$0.30	$3.73

(1)	Impact of adjusting the Company’s U.S. Dollar denominated receivables at MECAR valued at the period end spot rate and not the hedged rate.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
Selected Consolidated Balance Sheets Data:

	December 31, 2004		December 31, 2003
		As		As
	As	Previously	As	Previously
	Restated	Reported	Restated	Reported
Accounts receivable	$28,241	$31,946	$29,870	$33,404
Costs and accrued earnings on uncompleted contracts	54,877	52,745	60,437	60,516
Fair value of foreign exchange contracts	1,195	1,195	6,900	6,900
Total current assets	143,254	147,925	174,485	178,098
Total assets	196,318	197,356	217,331	220,944
Accrued liabilities	9,374	9,374	7,594	7,594
Foreign exchange contracts	—	—	—	—
Total current liabilities	60,456	60,456	88,881	88,881
Deferred tax liability — long term	—	—	4,305	5,533
Total liabilities	67,273	67,273	101,578	102,806
Accumulated other comprehensive income (loss)	24,211	24,841	15,636	16,197
Total liabilities and stockholder’s equity	196,318	197,356	217,331	220,944
     In addition, in this restatement, Allied has also amended its Consolidated Statements of Cash Flows to reclassify a portion of the changes in restricted cash (related to MECAR’s performance guarantees and other operating activities) to cash from financing activities operating activities; to reclassify amounts incurred for the acquisition of property, plant and equipment under capital lease obligations as non-cash investing and financing activities; and, to record capital lease payments previously included as principal payments on long term debt as repayment on capital lease obligations (both financing activities).
     The tables below show the impact of the above restatements on the years ended December 31, 2004, 2003 and 2002. The following table shows the impact of the restricted cash reclassification followed by a table which shows the impact of the capital leases reclassification.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
TABLE #1: Selected Consolidated Statements of Cash Flows Data (Reclassification of Restricted Cash):

			As previously
Year Ended December 31, 2004	As restated	Adjustment	reported
Cash flows from operating activities
Restricted cash and restricted deposits	6,893	6,893	—

Cash flows used in financing activities
Restricted cash and restricted deposits	(2,000)	(6,893)	4,893

Net Impact on Cash	4,893	—	4,893

			As previously
Year Ended December 31, 2003	As restated	Adjustment	reported
Cash flows from operating activities
Restricted cash and restricted deposits	(5,807)	(5,807)	—

Cash flows from financing activities
Restricted cash and restricted deposits	—	5,807	(5,807)

Net Impact on Cash	(5,807)	—	(5,807)

			As previously
Year Ended December 31, 2002	As restated	Adjustment	reported
Cash flows from operating activities
Restricted cash and restricted deposits	(775)	(775)	—

Cash flows from financing activities
Restricted cash and restricted deposits	—	775	(775)

Net Impact on Cash	(775)	—	(775)

TABLE #2: Selected Consolidated Statements of Cash Flows Data (Reclassification of Capital Leases):

			As previously
Year Ended December 31, 2004	As restated	Adjustment	reported
Cash flows from investing activities
Capital expenditures	(5,036)	2,481	(7,517)

Cash flows used in financing activities
Repayment on capital lease obligations	(2,357)	(2,357)	—
Principal payments on long term debt and debenture	(5,922)	2,357	(8,279)
Proceeds from issuance of long term debt	2,300	(2,481)	4,781

Net Impact on Cash	(11,015)	—	(11,015)

			As previously
Year Ended December 31, 2003	As restated	Adjustment	reported
Cash flows from investing activities
Capital expenditures	(4,373)	1,989	(6,362)

Cash flows from financing activities
Repayment on capital lease obligations	(1,711)	(1,711)	—
Principal payments on long term debt and debenture	(632)	1,711	(2,343)
Proceeds from issuance of long term debt	—	(1,989)	1,989

Net Impact on Cash	(6,716)	—	(6,716)

			As previously
Year Ended December 31, 2002	As restated	Adjustment	reported
Cash flows from investing activities
Capital expenditures	(3,494)	2,796	(6,290)

Cash flows from financing activities
Repayment on capital lease obligations	(876)	(876)	—
Principal payments on long term debt and debenture	(610)	876	(1,486)
Proceeds from issuance of long term debt	—	(2,796)	2,796

Net Impact on Cash	(4,980)	—	(4,980)

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
Basis of Presentation. The consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries as follows:
•	ARC Europe, S. A. (ARC Europe), a Belgian company,

•	Allied Research Corporation Limited (Limited), an inactive United Kingdom company,

•	News/Sports Microwave Rental, Inc. (NS Microwave), a California corporation,

•	Titan Dynamics Systems, Inc., (Titan Dynamics), a Texas corporation,

•	SeaSpace Corporation (SeaSpace), a California corporation, and

•	Mecar USA, a Delaware corporation.
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
Accounts Receivable. Accounts receivable from foreign government agencies are supported by letters of credit or other guarantees. They are stated at the amount the Company expects to collect from balances outstanding at year-end. Based on management’s assessment of the supported letters of credit and other guarantees, it has concluded that no allowance for doubtful accounts is required. The Company maintains an allowance for doubtful accounts for commercial receivables which is determined based on historical experience and management’s expectations of future losses. Losses have historically been within management’s expectations.
Inventories. Inventories consist of raw materials, work in process, and finished goods, and are stated at the lower of cost or market. Cost is determined principally by the first-in, first-out method. The Company reviews its recorded inventory annually and estimates a reserve for obsolete or slow-moving items to their net realizable value. The inventory reserve is based on current

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional reserves may be required.
Property, Plant and Equipment. Property, Plant and Equipment are stated at cost and depreciated using the straight-line method over their estimated service lives, as follows:

Buildings	20-30 years
Machinery and equipment	3-10 years
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
Derivative Financial Instruments. The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized currently in net income as described above. The Company determined during 2004 that it did not qualify for hedge accounting, and as such has restated the 2003 and 2002 financial statements by accounting for its foreign currency contracts as derivatives.
Revenue and Cost Recognition.
•	Percentage of Completion Method — Revenues under fixed price contracts are recognized on the percentage-of-completion method measured by costs incurred to total estimated costs at completion. The actual costs on these contracts may differ from the Company’s estimate at completion. Provision for estimated losses and penalties on contracts are recorded when identified. Revenues under cost-plus-fixed-fee and time and material contracts are recognized on the basis of costs incurred during the period plus the fee earned. As contracts extend over one or more years, revisions in costs and earnings estimated during the course of the work are reflected in the accounting period in which the facts which require the revision become known. The revenue recognized on the contracts in progress for 2004, 2003 and 2002 were $119,392, $125,374 and $120,313, respectively.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
Costs and accrued profits on uncompleted direct and indirect fixed price contracts with foreign governments, direct and indirect U.S. government foreign military sales (FMS) contracts, and custom designed domestic security and weather systems, which are billable upon completion, are carried as costs and accrued earnings on uncompleted contracts.

•	Completed contract method — Revenues from the sale of traditional fire & security systems, as well as battlefield effects simulators, are recognized when the installation is completed. Security system maintenance contract revenues are recognized over the term of the contract on a straight-line basis. Revenues from service work rendered are recorded when performed. The elements of fire and security systems are separable into units of accounting in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The maintenance contracts are sold separately from the product and installation contracts and are priced at market value. There are no provisions related to performance, cancellation, termination or refunds.
In the normal course of the Company’s business, it does not bill shipping and handling costs to customers. Shipping and handling costs are included in cost of sales. Cost of sales also includes inbound freight charges, purchasing and receiving costs, inspection costs and warehousing costs. No production costs are included in selling and administrative expense.
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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
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
The following table presents the pro forma decrease in income that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

(in thousands, except per share data)	2004	2003	2002
	Restated	Restated	Restated
Reported net earnings	$3,934	$3,762	$19,236
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(585)	(471)	(347)

Pro forma net earnings	$3,349	$3,291	$18,889

Basic earnings per share
Reported earnings per share	0.71	0.68	3.63
Compensation costs, net of tax	(0.11)	(0.09)	(0.07)

Pro forma basic earnings per share	$0.60	$0.59	$3.56

Diluted earnings per share
Reported earnings per share	0.70	0.63	3.43
Compensation costs, net of tax	(0.10)	(0.08)	(0.06)

Pro forma basic earnings per share	$0.60	$0.55	$3.37

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
Major Customers. The Company derives the majority of its revenues directly or indirectly from foreign governments (some of which are through the U.S. government via the Foreign Military Sales program), primarily on fixed price contracts. Direct and indirect sales to agencies of The Kingdom of Saudi Arabia and Belgium accounted for approximately 29% and 4% of revenue in 2004, 51% and 4% of revenue in 2003, and 69% and 1% of revenue in 2002.
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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
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
In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations — an interpretation of FASB Statement No. 143. FIN 47 clarifies the term “conditional asset retirement obligation” as used in FAS 143, Accounting for Asset Retirement Obligations, and requires that a liability and a corresponding increase in the value of the underlying asset be recorded if the fair value of the obligation can be reasonably estimated. The types of asset retirement obligations that are covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even though the timing and/or method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Interpretation is effective for fiscal years ending after December 15, 2005. We are currently evaluating the impact of FIN 47 on our results of operations and financial position, but have not as yet reached any conclusions.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition of SeaSpace Corporation:

Current assets	$4,245
Property and equipment	725
Goodwill	4,322
Intangibles	2,495
Other assets	153

Total assets acquired	11,940
Deferred tax liability	(874)
Other liabilities	(1,800)

Net assets acquired	$9,266

The acquired identifiable intangibles assets in these transactions were as follows:

	Estimated	Weighted Average
	Fair Value	Amortization Period
Capitalized Software	$523	6 years
Customer lists	2,022	15 years
Patents	894	13 years

Total	$3,439	13 years

Of the $6,427 in goodwill arising from these transactions, $449, $1,656 and $4,322 related to the Electronic Security, Software, Training & Simulation and Environmental Safety & Security Segments, respectively, and are not deductible for tax purposes.
NOTE C — RESTRICTED CASH
Restricted Cash at December 31 is comprised as follows:

	2004	2003
Collateralized performance bonds and advance payment guarantees	$9,745	$15,812
Senior secured facility deposit	2,000	—
Other	12	125

	11,757	15,937
Less non-current portion	2,000	—

	$9,757	$15,937

MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreements used to provide these financial guarantees place restrictions on certain cash deposits and other liens on MECAR’s assets. The Company made a security deposit in connection with the senior secured facility as further described in Note K. This balance is classified as a non-current asset. Restricted cash of $9,745 and $15,812 at December 31, 2004 and 2003, respectively, was restricted or pledged as collateral for these agreements.
NOTE D — ACCOUNTS RECEIVABLE
Accounts receivable at December 31 are comprised as follows:

	2004	2003
	Restated	Restated
Direct and indirect receivables from governments	$15,585	$16,162
Commercial and other receivables, less allowance for doubtful receivables of $143 in 2004 and $115 in 2003	12,656	13,708

	$28,241	$29,870

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
Receivables from foreign governments and government agencies are generally due within 30 days of shipment, less a 10% hold back provision which is generally due within 90 days. Since these receivables are supported by letters of credit or other guarantees, no provision for doubtful accounts is deemed necessary. The Company evaluates its allowance for doubtful accounts on commercial receivables on an ongoing basis and provides for losses as deemed necessary.
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
The following is an analysis of the leased property under capital leases included in property plant and equipment:

	2004	2003
Leased equipment	$13,721	$10,769
Less: accumulated depreciation	4,170	3,063

	$9,551	$7,706

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2004:

Year ending December 31,
2005	$2,678
2006	2,385
2007	1,681
2008	650
2009	230

Total minimum lease payments	7,624
Less: Amount representing interest	(431)

Present value of net minimum lease payments	$7,193

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
NOTE G — INTANGIBLE ASSETS
Intangible assets at December 31 are comprised as follows:

	December 31, 2004			December 31, 2003
	Gross	Accumulated		Gross	Accumulated
Intangible assets subject to amortization:	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized Software	$1,184	$477	$707	$1,179	$282	$897
Customer Lists	2,297	540	1,757	2,247	356	1,891
Patents	1,494	235	1,259	1,494	147	1,347

Total	$4,975	$1,252	$3,723	$4,920	$785	$4,135
Consolidated amortization expense related to intangible assets, excluding goodwill, for 2004, 2003 and 2002 was $467, $445 and $340, respectively. Estimated future aggregate annual amortization for intangible assets is as follows:

Year	Amount
2005	$540
2006	379
2007	297
2008	225
2009	225
NOTE H — GOODWILL

		Environmental	Software, Training
	Electronic Security	Safety & Security	& Simulation	Total
Balance as of January 1, 2003	$5,936	$3,323	$1,345	$10,604
Goodwill acquired during the year	—	125	—	125
Deferred tax asset adjustment	426	874	311	1,611
Foreign exchange fluctuation	1,378	—	—	1,378

Balance as of December 31, 2003	$7,740	$4,322	$1,656	$13,718
Goodwill acquired during the year	449	125	—	574
Deferred tax asset adjustment	—	—	(261)	(261)
Foreign exchange fluctuation	370	—	—	370

Balance as of December 31, 2004	$8,559	$4,447	$1,395	$14,401

The Environmental Safety & Security segment goodwill acquired in 2003 and 2004 relates to payments on a $250 promissory note related to the SeaSpace acquisition. The note was payable in equal installments on July 31, 2003 and 2004 and the $125 installment payments were recorded as additional goodwill. The Electronic Security segment goodwill acquired in 2004 relates to the acquisition of Control Monitor Systems. The 2004 deferred tax asset adjustment for the Software, Training & Simulation segment related to the removal of Titan Dynamics’ valuation allowance.
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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
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
NOTE K — LONG-TERM DEBT
Long-term obligations as of December 31 consist of the following:

	2004	2003
Notes payable, less unamortized discount and debt issue costs	$1,176	$—
Mortgage loan agreements	284	908
Loan for Control Monitor Systems acquisition	300	—
Capital leases and other	7,413	6,703

Total Long-Term Debt	$9,173	$7,611
Less current maturities	2,733	2,709

Long-Term Debt, less current maturities and unamortized discount	$6,440	$4,902

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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
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
NOTE L — CONVERTIBLE SUBORDINATED DEBENTURE
On June 28, 2002 the Company sold to an accredited investor for $7,500 (i) an 8% subordinated debenture that is convertible into shares of the Company’s common stock at $25.00 per share and (ii) warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share in cash. Final payment on the debenture was made in late March 2005. The warrants to purchase 15,000 shares of the Company’s common stock were valued at $140.
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
NOTE N — CONTINGENCIES AND COMMITMENTS
A suit has been filed against one of the VSK subsidiaries in the Belgian courts alleging a breach of a non-compete clause within a teaming agreement executed with a claimant in prior years. This suit was settled in mid-2005.
A suit was filed against SeaSpace in the Japanese courts. The proceeding related to SeaSpace’s termination of its distributor in Japan and its designation of a new distributor. This suit was settled in mid-2005.
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
(in thousands of dollars)
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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
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
Cash flow hedges
Cash flow hedges are hedges that offset the changes of expected future cash flows. Through December 31, 2004, the Company had not designated any hedging relationships as cash flow hedges. Going forward, the Company expects to designate the forward contracts used by MECAR as cash flow hedges.
Derivatives not designated as hedges
The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. As discussed in Note A, the Company’s accounting for foreign currency exchange contracts at MECAR did not comply with the guidelines of FAS 133. As such, gains from settlements of the derivative contracts are reported as a component of revenues and amounted to $3,698, $13,625 and $16,977 for the years ended December 31, 2004, 2003, and 2002, respectively.
Counterparty credit risk
The Company’s foreign exchange forward contracts expose the Company to credit risks to the extent that the counter parties may be unable to meet the terms of the agreement. The company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.
NOTE Q — STOCKHOLDERS’ EQUITY
The Company has various equity compensation plans for employees as well as non-employee members of the board of directors. The Company may grant stock options, stock appreciation rights, incentive and non-statutory options, performance shares and other awards to key executives, management, directors and employees under various plans at prices equal to or in excess of the market price at the date of the grant. The options for common shares generally are exercisable over a five to ten year period and expire up to ten years from the date of grant. The equity compensation plans consist of the following:
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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
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
The following table summarizes option activity:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	620,000	$14.08	531,000	$12.81	286,000	$8.54
Options granted	40,000	20.43	149,000	16.92	252,500	17.51
Options exercised	(27,734)	9.21	(60,000)	9.87	(7,500)	8.25
Options forfeited	—	—	—	—	—	—
Options expired	—	—	—	—	—	—

Options outstanding at end of year	632,266	$14.69	620,000	$14.08	531,000	$12.81

Options exercisable at end of year	416,930		305,333		179,000

Weighted-average fair value of options, granted during the year	$7.59		$7.73		$7.10
The following table summarizes options outstanding at December 31, 2004:

			Weighted Average	Exercisable
Number	Range of	Weighted Average	Remaining	Number of	Weighted average
Outstanding	Exercise Prices	Exercise Prices	Contractual Life	Options	Exercise Prices
193,500	$7.88 to $8.63	$8.47	3.56 Years	157,500	$8.43
48,000	$9.01 to $14.90	$13.92	3.04 Years	16,000	$14.90
390,766	$16.40 to $25.00	$17.88	4.16 Years	243,430	$18.11

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
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
Earnings (loss) before income taxes is comprised as follows:

	2004	2003	2002
	Restated	Restated	Restated
Domestic	$(5,751)	$(5,295)	$(93)
Foreign	11,374	14,173	33,018

	$5,623	$8,878	$32,925

The Company’s provision for income taxes is comprised of:

	2004	2003	2002
	Restated	Restated	Restated
Current Provision
Domestic	$417	$309	$1,781
Foreign	6,364	8,301	8,290

Total Current Provision	6,781	8,610	10,071

Deferred (Benefit) Provision
Domestic	(2,995)	(848)	(899)
Foreign	(2,097)	(2,646)	4,517

Total Deferred Provision	(5,092)	(3,494)	3,618

Total tax provision	$1,689	$5,116	$13,689

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company’s provision are as follows:

	2004	2003	2002
	Restated	Restated	Restated
Taxes at statutory rate	34.0%	34.0%	34.0%
Foreign tax rate differential	(1.5)	(2.3)	—
State taxes, net of federal benefit	—	18.6	4.2
Permanent differences	7.5	8.0	—
Amortization of intangibles	(3.6)	(0.7)	2.7
Valuation allowance	(6.4)	—	—
Other	—	—	0.7

Income taxes	30.0%	57.6%	41.6%

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
     The components of the deferred taxes at December 31, 2004 and 2003 are comprised as follows:

	2004	2003
	Restated	Restated
Deferred tax assets
Inventory	$769	$249
Compensation accruals	113	114
Valuation adjustments	198	152
Accrued expenses	225	162
Business tax credits	394	204
Deferred compensation	128	185
Capitalized software	1,309	—
Foreign tax credit carryforwards	1,295	3,857
Net operating loss carryforwards	1,469	395
Gross deferred tax asset	5,900	5,318
Valuation allowance	(1,466)	(4,117)

Total deferred tax assets	4,434	1,201

Deferred tax liabilities
Depreciation and amortization	(1,251)	(1,356)
Derivatives	(1,032)	(2,966)
Deferred income	(73)	(168)

Total deferred tax liabilities	$(2,356)	$(4,490)
Net Deferred Tax Assets (Liabilities)	$2,078	$(3,289)

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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
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

	2004	2003	2002
	Restated	Restated	Restated
Net earnings	$3,934	$3,762	$19,236
Interest on convertible debenture, net of taxes	239	—	185

Net earnings after interest on convertible debenture	$4,173	$3,762	$19,421

Weighted average number of basic shares	5,568,183	5,496,786	5,304,998
Common stock equivalents	422,918	473,333	353,276

Weighted average number of diluted shares	5,991,101	5,970,119	5,658,274

Basic earnings per share	$0.71	$0.68	$3.63

Diluted earnings per share	$0.70	$0.63	$3.43

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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)
The Company’s foreign operations are conducted by MECAR and the VSK Group.

	2004	2003	2002
	Restated	Restated	Restated
Revenues from external customers
Ordnance & Manufacturing	$96,810	$112,240	$106,035
Electronic Security	45,973	33,303	31,302
Environmental Safety & Security	6,435	7,065	4,032
Software Training & Simulation	913	1,329	253

	$150,131	$153,937	$141,622

Interest expense
Ordnance & Manufacturing	$1,483	$1,603	$1,350
Electronic Security	48	49	52
Environmental Safety & Security	1	1	1
Software Training & Simulation	—	—	—
Corporate and Other	909	837	684

	$2,441	$2,490	$2,087

Interest income
Ordnance & Manufacturing	$202	$221	$232
Electronic Security	274	167	193
Environmental Safety & Security	22	35	11
Software Training & Simulation	1	—	—

Corporate and Other	50	36	70

	$549	$459	$506

	Restated	Restated	Restated
Income tax expense (benefit)
Ordnance & Manufacturing	$2,017	$3,648	$11,059
Electronic Security	2,694	654	1,638
Environmental Safety & Security	(1,411)	(199)	212
Software Training & Simulation	(169)	(68)	(48)
Corporate and Other	(1,442)	1,081	828

	$1,689	$5,116	$13,689

Depreciation and amortization
Ordnance & Manufacturing	$2,687	$2,336	$1,767
Electronic Security	1,216	1,093	1,010
Environmental Safety & Security	524	488	206
Software Training & Simulation	77	74	43
Corporate and Other	47	46	296

	$4,551	$4,037	$3,322

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

	2004	2003	2002
	Restated	Restated	Restated
Segment profit (loss) before taxes
Ordnance & Manufacturing	$5,620	$8,822	$29,414
Electronic Security	6,987	2,618	3,903
Environmental Safety & Security	(3,283)	(528)	550
Software Training & Simulation	(438)	(207)	(181)
Corporate and Other	(3,263)	(1,827)	(761)

	$5,623	$8,878	$32,925

	Restated	Restated
Segment assets
Ordnance & Manufacturing	$128,953	$149,541
Electronic Security	45,231	35,048
Environmental Safety & Security	12,808	12,207
Software Training & Simulation	3,421	3,077
Corporate and Other (1)	5,905	17,458

	$196,318	$217,331

	Restated	Restated	Restated
Capital Expenditure for Segment assets
Ordnance & Manufacturing	$2,227	$2,929	$1,454
Electronic Security	1,525	747	1,504
Environmental Safety & Security	1,230	682	159
Software Training & Simulation	44	12	49
Corporate and Other	10	3	328

	$5,036	$4,313	$3,494

(1)	Net of intersegment receivables.
The following geographic area data includes trade revenues based on customer location and assets based on physical location.

	Geographic Segment Data
	2004	2003	2002
	Restated	Restated	Restated
Revenues from external customers
United States (1)	$58,485	$78,551	$66,211
Belgium	25,694	24,320	16,373
Venezuela	9,910	18,042	4,138
Saudi Arabia	35,007	13,051	44,730
France	6,676	6,385	3,987
Kuwait	—	3,545	—
Germany	1,345	1,233	618
Canada (1)	10	1	365
Japan	353	899	—
Taiwan	267	338	—
Qatar	2,844	—	—
Other foreign countries	9,540	7,572	5,200

	$150,131	$153,937	$141,622

(1)	Includes foreign military sales for the benefit of Saudi Arabia.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

	Geographic Segment Data
	2004	2003
	Restated	Restated
Segment assets
Belgium	$160,203	$174,491
United Kingdom	199	179
United States (1)	35,916	42,661

	$196,318	$217,331

(1)	Net of intersegment receivables and investments.

	2004	2003
Property and equipment
Belgium	$27,956	$23,308
United States	2,338	1,307

	$30,294	$24,615

NOTE V — QUARTERLY FINANCIAL DATA (UNAUDITED)
As discussed in Note A, the Company has restated its consolidated balance sheet at December 31, 2004 and 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. The following summarizes the effect of the restatement on each quarter in 2004 and 2003.

2004 (restated)	First	Second	Third	Fourth	Total
(Amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	For Year
Revenue	$33,090	$39,069	$34,927	$43,045	$150,131
Gross profit	9,023	10,723	7,945	16,504	44,195
Net earnings	(6)	1,608	(567)	2,899	3,934

Per share data:
Basic	$(0.01)	$0.29	($0.10)	$0.52	$0.71

Diluted	$(0.01)	$0.27	($0.10)	$0.49	$0.70

2004 (as previously reported)	First	Second	Third	Fourth	Total
(Amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	For Year
Revenue	$26,864	$39,231	$36,138	$44,667	$146,900
Gross profit	4,688	10,776	8,837	17,749	42,050
Net earnings	(2,865)	1,641	22	3,720	2,518

Per share data:
Basic	$(0.52)	$0.30	$—	$0,66	$0.45

Diluted	$(0.52)	$0.28	$—	$0.63	$0.42

2003 (restated)	First	Second	Third	Fourth	Total
(Amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	For Year
Revenue	$39,447	$39,447	$30,917	$44,126	$153,937
Gross profit	12,626	11,107	5,735	9,716	39,184
Net earnings	3,197	1,692	(566)	(561)	3,762

Per share data:
Basic	$0.58	$0.31	($0.10)	($0.10)	$0.68

Diluted	$0.56	$0.30	($0.10)	($0.10)	$0.63

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands of dollars)

	First	Second	Third	Fourth	Total
2003 (as previously reported)	Quarter	Quarter	Quarter	Quarter	For Year
(Amounts in thousands, except per share data)
Revenue	$35,853	$41,205	$31,421	$45,756	$154,235
Gross profit	10,231	12,430	6,022	10,752	39,435
Net earnings	1,617	2,565	(376)	122	3,928
Per share data:
Basic	$0.30	$0.47	$(0.07)	$0.02	$0.71

Diluted	$0.29	$0.45	$(0.07)	$0.02	$0.66

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
The Allied Defense Group, Inc.
(Parent Company)
BALANCE SHEETS
(Thousands of Dollars)
December 31,

	2004	2003
	Restated	Restated
ASSETS

Cash and equivalents	$1,017	$15,039
Restricted cash	2,012	125
Investment in subsidiaries	129,223	108,831
Due from subsidiaries	1,202	—
Income tax recoverable	—	350
Deferred taxes	1,076	417
Other	342	336

Total assets	$134,872	$125,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$1,994	$725
Due to subsidiaries	—	402
Income tax	4	—
Deferred Compensation	376	404
Long term debt, less unamortized discount	1,176	—
Convertible Debenture, less unamortized discount	2,231	7,405

Total liabilities	5,781	8,936

STOCKHOLDERS’ EQUITY
Common stock	560	555
Capital in excess of par value	26,669	25,891
Retained earnings	77,605	73,671
Accumulated other comprehensive loss	24,257	16,045

	129,091	116,162

	$134,872	$125,098

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
The Allied Defense Group, Inc.
(Parent Company)
STATEMENTS OF EARNINGS
(Thousands of Dollars)
Year ended December 31,

	2004	2003	2002
	Restated	Restated	Restated
Income
Intercompany management fees	$4,249	$4,146	$3,859
Dividend from subsidiaries	—	14,186	4,883
Other – net	45	99	60

	4,294	18,431	8,802

Costs and expenses
Administrative and other	7,512	5,905	4,688

Earnings (loss) before equity in operations of subsidiaries	(3,218)	12,526	4,114

Equity in operations of subsidiaries, less dividends received	5,688	(7,933)	15,914

Earnings (loss) before income taxes	2,470	4,593	20,028

Income taxes (benefit)	(1,464)	831	792

NET EARNINGS	$3,934	$3,762	$19,236

Earnings per common share
Basic	$0.71	$0.68	$3.63

Diluted	$0.70	$0.63	$3.43

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
The Allied Defense Group, Inc.
(Parent Company)
STATEMENTS OF CASH FLOWS
Year ended December 31,

	2004	2003	2002
	Restated	Restated	Restated
Cash flows from operating activities
Net earnings for the year	$3,934	$3,762	$19,236
Adjustments to reconcile net earnings to net cash from (used in) operating activities
Equity in operations of subsidiaries	(5,688)	(6,253)	(20,797)
Dividend from subsidiary	—	14,186	4,883
Depreciation and amortization	47	46	297
Deferred taxes	(658)	(375)	953
Amortization of debenture issue costs and conversion feature	179	243	—
Common stock awards and grants	106	111	651
Changes in assets and liabilities
Other assets	306	(546)	342
Due to subsidiaries	(1,605)	(3,492)	(2,504)
Accounts payable and accrued liabilities	1,270	(30)	(1,489)
Deferred compensation	(27)	191	—
Income taxes	4	—	(238)

	(6,066)	4,081	(17,902)

Net cash provided by operating activities	(2,132)	7,843	1,334

Cash flows used in investing activities
Capital expenditures	(10)	(3)	(328)
Equity infusions in subsidiaries	(6,367)	—	—
Acquisitions	(125)	—	(4,895)

Net cash used in investing activities	(6,502)	(3)	(5,223)

Cash flows from financing activities
Proceeds from issuance of long-term debt	2,000	—	—
Proceeds from convertible subordinated debenture	—	—	7,500
Debt issue costs	(860)	—	(158)
Principal payments on debenture	(5,250)	—	—
Proceeds from employee stock purchase plan shares	261	152	169
Option exercises	348	765	62
Restricted cash	(1,887)	125	(250)

Net cash provided by financing activities	(5,388)	1,042	7,323

Net increase in cash and equivalents	(14,022)	8,882	3,434

Cash and equivalents at beginning of year	15,039	6,157	2,723

Cash and equivalents at end of year	$1,017	$15,039	$6,157

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes	$45	$—	$360
Interest	641	590	36

Supplemental of Non-Cash Investing and Financing Activities:
Non-cash consideration in connection with business acquisition	—	—	$6,473
Warrants issued in conjunction with convertible debenture	68	—	140
Convertible debenture beneficial conversion feature	—	—	138

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The Allied Defense Group, Inc.
Valuation and Qualifying Accounts
(in thousands)
Years ended December 31, 2004, 2003 and 2002

		Additions
	Balance at	Charged to	Charged			Balance
	beginning	costs and	to other			at end of
Description	of period	expenses	accounts	Deductions		period
Year ended December 31, 2004
Estimated losses on contracts	$283	$726	$—	$283	(1)	$726

Allowance for doubtful receivables	$115	$143	$—	$115	(2)	$143

Valuation allowance on inventory	$214	$454	$—	$—		$668

Valuation allowances on deferred tax assets	$4,117	$1,466	$—	$4,117	(3)	$1,466

Warranty Reserve	$182	$130	$—	$182	(1)	$130

Year ended December 31, 2003
Estimated losses on contracts	$313	$283	$—	$313	(1)	$283

Allowance for doubtful receivables	$233	$115	$—	$233	(2)	$115

Valuation allowance on inventory	$200	$14	$—	$—		$214

Valuation allowances on deferred tax assets	$1,244	$2,873	$—	$—		$4,117

Warranty Reserve	$219	$182	$—	$219	(1)	$182

Year ended December 31, 2002
Estimated losses on contracts	$382	$313	$—	$382	(1)	$313

Allowance for doubtful receivables	$107	$126	$—	$—		$233

Valuation allowance on inventory	$150	$50	$—	$—		$200

Valuation allowances on deferred tax assets	$271	$973	$—	$—		$1,244

Warranty Reserve	$21	$219	$—	$21	(1)	$219

(1)	Represents amount of reserve relieved through completion of contracts.

(2)	Represents write-off of receivables.

(3)	Represents amount of valuation allowance relieved through use of deferred tax assets.

EXHIBIT INDEX

Number	Description of Exhibit	Page
21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated October 5, 2005

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated October 5, 2005

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated October 5, 2005