Form 10-Q/A
period 2005-03-31
ALLIED DEFENSE GROUP INC
filed 2005-10-21
CIK 3952

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

EXPLANATORY NOTE
This Form 10-Q/A is being filed to amend The Allied Defense Group, Inc. (the “Company”) Quarterly Report on Form 10-Q for the period ended March 31, 2005 in order to reflect the restatement of the Company’s Consolidated Financial Statements and amendments to related disclosures as of March 31, 2005 and for the three months ended March 31, 2005 and 2004. The restatement arose from management’s determination that the Company erroneously valued MECAR’s U.S. Dollar accounts receivable at the hedged rate instead of the end of period spot rate. See the more complete discussion set forth in the Annual Report on Form 10-K/A for the period ended December 31, 2004.
Generally, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on May 10, 2005. The following items have been amended as a result of the restatement:
•	Part I — Item 1 — Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 3 — Quantitative and Qualitative Market Risk Disclosure

•	Part I — Item 4 — Disclosure Controls and Procedures; and

•	Part II — Item 6 — Exhibits and Reports on Form 8-K

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED

Item 1. Financial Statements

Condensed Consolidated Balance Sheets March 31, 2005 and December 31, 2004	2

Condensed Consolidated Statements of Operations Three months ended March 31, 2005 and 2004	3

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2005 and 2004	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Market Risk Disclosure	22

Item 4. Disclosure Controls and Procedures	22

PART II. OTHER INFORMATION

Item 6. Exhibits	23

Signatures	25

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, except per share data)

	March 31, 2005	December 31, 2004
	Unaudited
ASSET
CURRENT ASSETS
Cash and cash equivalents	$26,947	$27,940
Restricted cash	11,042	9,757
Accounts receivable	17,877	28,241
Costs and accrued earnings on uncompleted contracts	32,328	54,877
Inventories	14,513	17,161
Deferred tax asset	2,263	1,058
Fair value of foreign exchange contracts	—	1,195
Prepaid and other current assets	4,235	4,123

Total current assets	109,205	144,352

PROPERTY, PLANT AND EQUIPMENT — net of accumulated depreciation	28,637	30,294

OTHER ASSETS
Restricted Cash	2,000	2,000
Intangibles, net of accumulated amortization	3,627	3,723
Goodwill	14,156	14,401
Deferred tax asset, non-current	1,044	1,020
Other assets	1,555	528

	22,382	21,672

	$160,224	$196,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$50	$54
Current maturities of long-term debt	2,387	2,733
Convertible subordinated debenture, current, less unamortized discount	—	2,231
Accounts payable	10,150	34,933
Accrued liabilities	8,576	9,374
Customer deposits	10,140	8,708
Deferred compensation	—	1,612
Foreign exchange contracts	393	—
Income taxes	91	811

Total current liabilities	31,787	60,456

LONG-TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	5,766	6,440
Deferred compensation	397	377

	6,163	6,817

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares;
issued and outstanding 5,623,030 in 2005 and 5,601,101 in 2004	562	560
Additional paid-in capital	26,975	26,669
Retained earnings	75,698	77,605
Accumulated other comprehensive income	19,039	24,211

	122,274	129,045

	$160,224	$196,318

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
	Restated	Restated
Revenue	$21,056	$33,090

Cost and expenses
Cost of sales	14,998	24,068
Selling and administrative	7,472	6,646
Research and development	1,527	1,561

Operating income (loss)	(2,941)	815

Other income (expense)
Interest income	189	101
Interest expense	(537)	(479)
Other-net	189	(349)

	(159)	(727)

Income (loss) before income taxes	(3,100)	88

Income tax expense ( benefit)	(1,193)	94

NET LOSS	$(1,907)	$(6)

Loss per share

Basic	$(0.34)	$(0.01)

Diluted	$(0.34)	$(0.01)

Weighted average number of common shares:

Basic	5,609,351	5,551,399

Diluted	5,609,351	5,551,399
The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31
	2005	2004
	Restated	Restated
Cash flows from operating activities
Net loss	$(1,907)	$(6)
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities
Depreciation and amortization	1,265	1,141
Unrealized losses on forward contracts	1,448	3,826
Debt issue costs	63	19
Provision for estimated losses on contracts	67	45
Deferred taxes	(1,039)	2,201
Common stock award	33	—
Changes in assets and liabilities
Restricted cash and restricted deposits	(1,834)	10,843
Accounts receivable	9,271	(782)
Costs and accrued earnings on uncompleted contracts	20,082	(7,150)
Inventories	2,043	(1,351)
Prepaid and other assets	(1,369)	(954)
Accounts payable, accrued liabilities and customer deposits	(23,591)	(9,655)
Deferred compensation	20	451
Income taxes	(479)	882

Net cash provided by (used in) operating activities	4,073	(490)

Cash flows from investing activities
Capital expenditures	(1,003)	(888)

Net cash used in investing activities	(1,003)	(888)

Cash flows from financing activities
Principal payments on long-term borrowing	(2,968)	(570)
Repayment on capital lease obligations	(659)	(530)
Proceeds from issuance of long-term debt	728	—
Net decrease in short-term borrowings	(4)	(14,046)
Proceeds from employee stock purchases	21	39
Option exercises	154	—

Net cash used in financing activities	(2,728)	(15,107)

Net increase (decrease) in cash and cash equivalents	342	(16,485)

Effects of exchange rate changes on cash and cash equivalents	(1,335)	(455)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(993)	(16,940)

Cash and cash equivalents at beginning of year	27,940	43,377

Cash and cash equivalents at end of period	$26,947	$26,437

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$183	$148
Taxes	561	1
Supplemental Non-Cash Investing and Financing Activities:
Capital Leases	—	51
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company’s December 31, 2004, Form 10-K/A filed with the Securities and Exchange Commission. The results of operations for the periods ended March 31, 2005 and 2004 are not necessarily indicative of the operating results for the full year.
Restatements
In February 2005, management had concluded that Allied did not qualify for the use of hedge accounting due to the fact that Allied did not have the appropriate policies, procedures or documentation to support the use of hedge accounting for its foreign currency contracts. At December 31, 2004, the Company did not have the necessary controls over financial reporting in place to properly identify the lack of documentation, which is necessary to properly evaluate a derivative instrument to determine if hedge accounting is appropriate, or to perform the required computation and evaluation of hedge effectiveness. This resulted in the Annual Report on Form 10-K for the period ended December 31, 2004 containing a restatement of amounts previously reported in the Company’s consolidated balance sheet at December 31, 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003 and for the first nine months of 2004. In addition, certain disclosures in other notes to the consolidated financial statements were restated to reflect the restatement adjustments.
During the second quarter of 2005, in connection with a continued evaluation of the impact of the above, management determined that it was necessary to file a Form 10-K/A to amend the Company’s 2004 Annual Report on Form 10-K in order to restate the Company’s consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. This restatement arose from management’s determination that the Company, as a result of the completion by MECAR (a wholly-owned Belgian subsidiary) of its $130 million FMS Contract, had not correctly accounted for its U.S. Dollar receivables at December 31, 2004, 2003 and 2002. The Company determined that the U.S. Dollar denominated receivables at MECAR were valued at the hedged rate rather than at the period end spot rate resulting in an error upon the translation of the amounts from MECAR’s functional currency, the Euro, back into U.S. Dollars which is Allied’s reporting currency. In addition, the Company has determined to restate its Consolidated Statements of Cash Flows to reclassify for proper presentation purposes certain matters. This included reclassifying repayments of capital leases to financing activities from investing activities and reclassifying a portion of the changes in restricted cash to cash flows from operating activities from financing activities.
The Company filed a Form 8-K/A on August 10, 2005, announcing that it has determined to restate its financial statements for 2004, 2003 and 2002 and the first quarter of 2005 due to the above errors. On October 5, 2005, the Company filed its Form 10-K/A for the period ended December 31, 2004.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Thousands of Dollars)
(Unaudited)
This restatement results in the following adjustments to the Consolidated Financial Statements for the relevant periods:
Selected Consolidated Statements of Earnings Data:

		Impact from using
		Incorrect Rate	As Previously
Period Ended March 31, 2005	As Restated	(1)	Reported
Revenues	$21,056	$(3,157)	$17,899
Cost of sales	14,998	(577)	14,421
Operating loss	(2,941)	(2,580)	(5,521)
Loss before taxes	(3,100)	(2,580)	(5,680)
Income tax benefit	(1,193)	(1,094)	(2,287)

Net Loss	$(1,907)	$(1,486)	$(3,393)

Loss per share
Basic	$(0.34)	$(0.26)	$(0.60)

Diluted	$(0.34)	$(0.26)	$(0.60)

		Impact from using
		Incorrect Rate	As Previously
Period Ended March 31, 2004	As Restated	(1)	Reported
Revenues	$33,090	$(6,226)	$26,864
Cost of sales	24,068	(1,893)	22,175
Operating income (loss)	815	(4,333)	(3,518)
Income (loss) before taxes	88	(4,333)	(4,245)
Income tax expense (benefit)	94	(1,474)	(1,380)

Net Loss	$(6)	$(2,859)	$(2,865)

Loss per share
Basic	$(0.01)	$(0.51)	$(0.52)

Diluted	$(0.01)	$(0.51)	$(0.52)

Consolidated Balance Sheet Data: March 31, 2005

		As
	As Restated	Previously Reported
Accounts receivable	$17,877	$13,482
Costs and accrued earnings on uncompleted contracts	32,328	35,919
Total current assets	109,205	110,372
Total assets	160,224	159,766
Accrued liabilities	8,576	8,576
Foreign exchange contracts	393	538
Total current liabilities	31,787	32,066
Total liabilities	37,950	38,229
Accumulated other comprehensive income	19,039	19,480
Total liabilities and stockholder’s equity	$160,224	$159,766
In addition, in this restatement, Allied has amended its Condensed Consolidated Statements of Cash Flow to reclassify a portion of the changes in restricted cash (related to MECAR’s performance guarantees and other operating activities) to cash from operating activities, reclassify amounts incurred for the acquisition of property, plant and equipment under capital lease obligations as non-cash investing and financing activities, and, capital lease payments previously included as principal payments on long term debt as repayment on capital lease obligations (both financing activities).

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Thousands of Dollars)
(Unaudited)
The tables below show the impact of the above restatements on the three months ended March 31, 2005 and 2004. The following table shows the impact of the restricted cash reclassification followed by a table which shows the impact of the capital leases reclassification.
TABLE #1: Selected Consolidated Statements of Cash Flows Data (Reclassification of Restricted Cash):

			As previously
	As restated	Adjustment	reported
Period Ended March 31, 2005
Cash flows from operating activities
Restricted cash and restricted deposits	(1,834)	1,834	—

Cash flows used in financing activities
Restricted cash and restricted deposits	—	(1,834)	(1,834)

Net Impact on Cash	(1,834)	—	(1,834)

Period Ended March 31, 2004
Cash flows from operating activities
Restricted cash and restricted deposits	10,843	(10,843)	—

Cash flows used in financing activities
Restricted cash and restricted deposits	—	10,843	10,843

Net Impact on Cash	10,843	—	10,843

TABLE #2: Selected Consolidated Statements of Cash Flows Data (Reclassification of Capital Leases):

			As previously
	As restated	Adjustment	reported
Period Ended March 31, 2005
Cash flows from investing activities
Capital expenditures	(1,003)	—	(1,003)

Cash flows used in financing activities
Repayment on capital lease obligations	(659)	659	—
Principal payments on long term debt and debenture	(2,968)	(659)	(3,627)
Proceeds from issuance of long term debt	728	—	728

Net Impact on Cash	(3,902)	—	(3,902)

Period Ended March 31, 2004
Cash flows from investing activities
Capital expenditures	(888)	—	(888)

Cash flows used in financing activities
Repayment on capital lease obligations	(530)	530	—
Principal payments on long term debt and debenture	(570)	(530)	(1,100)
Proceeds from issuance of long term debt	—	—	—

Net Impact on Cash	(1,988)	—	(1,988)

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
Fair value hedges
During 2004, in connection with the acquisition of Control Monitoring Systems, the Company entered into a foreign currency contract designated by the Company as a fair value hedge to minimize the foreign currency exposures with debt, which is payable in U.S. dollars, rather than the Euro, which is the VSK Group’s functional currency. At March 31, 2005 and December 31, 2004, the contract’s notional amount was $300 and the fair value of the contract was $23 and $38, respectively. The contract was entered into on August 1, 2004 and expires July 31, 2005. Gains and losses from settlements of derivative contracts are reported as a component of other income (expense). There were no net gains or losses realized during the periods ended March 31, 2005 and December 31, 2004 from hedge ineffectiveness or from firm commitments that no longer qualify as fair value hedges.
Cash flow hedges
The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Under the terms of these sales contracts, the selling price, net of certain costs, is receivable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. At March 31, 2005, MECAR designated foreign currency futures contracts with a notional amount of $33,000 as cash flow hedges. These contracts had a negative fair value totaling $393 which is recorded in the accompanying balance sheet as a liability and a reduction in other comprehensive income, net of income taxes. Gains and losses from settlements of these contracts are reported as a component of revenues. There were no net gains or losses realized during the three months ended March 31, 2005 from hedge ineffectiveness.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Thousands of Dollars)
(Unaudited)
Derivatives not designated as hedges
As described in further detail in the Company Form 10-K at December 31, 2004, management concluded that Allied did not qualify for the use of hedge accounting for hedges entered into prior than December 31, 2004 due to the fact that Allied did not have the appropriate policies, procedures or documentation to support the use of hedge accounting for its foreign currency contracts. As such, gains/losses from settlements of the derivative contracts were recorded to the statement of earnings. For the three months ended March 31, 2005 and 2004, the Company recorded after-tax earnings (loss) of $21 and $(750) from derivative adjustments, respectively. The Company has taken the steps to comply with the accounting guidelines for future contracts.
NOTE 4 — RESTRICTED CASH
Restricted Cash at March 31, 2005 and December 31, 2004 is comprised as follows:

	2005	2004
Collateralized performance bonds and advance payment guarantees	$11,024	$9,745
Senior secured facility deposit	2,000	2,000
Other	18	12

	$13,042	$11,757
Less non-current portion	2,000	2,000

	$11,042	$9,757

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
NOTE 5 — ACCOUNTS RECEIVABLE
Accounts receivable at March 31, 2005 and December 31, 2004 are comprised as follows:

	2005	2004
	Restated
Direct and indirect receivables from foreign governments	$4,729	$15,585
Commercial and other receivables, less allowance for doubtful receivables of $154 in 2005 and $143 in 2004	13,148	12,656

	$17,877	$28,241

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
March 31, 2005
(Thousands of Dollars)
(Unaudited)
NOTE 6 — COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Costs and accrued earnings on uncompleted contracts are recognized by MECAR, NS Microwave and SeaSpace for their fixed priced sales contracts in accordance with the percentage of completion method of accounting. Under this method, revenue is recognized as work progresses, based on the relationship between actual costs incurred during the period and total estimated cost to be incurred for the total contract. The Company allocates its overhead based on total annual normal production. Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in cost of sales in the period in which the change is identified. The revenue recognized on the contracts in progress for the three months ended March 31, 2005 and 2004 were $12,712 and $25,316, respectively.
NOTE 7 — INVENTORIES
Inventories at March 31, 2005 and December 31, 2004 are comprised as follows:

	2005	2004
	Restated
Raw materials	$8,905	$15,701
Work in process	4,485	686
Finished goods, less reserve for obsolescence of $641 in 2005 and $668 in 2004	1,123	774

	$14,513	$17,161

NOTE 8 — INTANGIBLE ASSETS AND GOODWILL

	March 31, 2005			December 31, 2004
Intangible assets	Gross	Accumulated		Gross	Accumulated
subject to amortization:	Amount	Amortization	Net	Amount	Amortization	Net
Capitalized Software	$1,184	$499	$685	$1,184	$477	$707
Customer Lists	2,297	590	1,707	2,297	540	1,757
Patents	1,494	259	1,235	1,494	235	1,259

Total	$4,975	$1,348	$3,627	$4,975	$1,252	$3,723

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
Consistent with prior years, the Company conducted its annual impairment test of goodwill during the fourth quarter of 2004 and recently reviewed this issue. The fair value of the reporting units was estimated using the expected present value of future cash flows. Based on the applicable valuations, management determined that no impairment of goodwill exists.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Thousands of Dollars)
(Unaudited)
NOTE 9 — NOTES PAYABLE AND CREDIT FACILITY
Notes Payable — At March 31, 2005 and December 31, 2004 NS Microwave had a note of $50 and $54, respectively, for machinery and vehicles. The weighted average interest rate for Notes Payable as of March 31, 2005 and December 31, 2004 was 3%.
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

	Three months ended
	March 31,
	2005	2004
	Restated	Restated
Net loss	$(1,907)	$(6)

Weighted average number of basic shares	5,609,351	5,551,399
Common stock equivalents	—	—

Weighted average number of diluted shares	5,609,351	5,551,399

Basic loss per share	$(0.34)	$(0.01)

Diluted loss per share	$(0.34)	$(0.01)

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
(Thousands of Dollars)
(Unaudited)
NOTE 13 — COMPREHENSIVE LOSS
A summary of the components of Comprehensive Loss for the three months ended March 31, 2005 and 2004 are as follows:

		Accumulated other
		comprehensive income
		Currency
		translation	Cash flow
	Retained Earnings	adjustment	hedges	Total
Three months ended
March 31, 2005 and 2004
December 31, 2003	$73,671	$15,636	$—	$89,307
Comprehensive loss
Net loss	(6)	—	—
Currency translation adjustment	—	(2,161)	—
Comprehensive loss	—	—	—	(2,167)

Three months ended
March 31, 2004, restated	$73,665	$13,475	$—	$87,140

December 31, 2004	$77,605	$24,211	$—	$101,816
Comprehensive loss
Net income	(1,907)	—	—
Currency translation adjustment	—	(4,913)	—
Change in fair value of FX contracts	—	—	(259)
Comprehensive loss	—	—	—	(7,079)

Three months ended
March 31, 2005, (restated)	$75,698	$19,298	$(259)	$94,737

The currency translation adjustment for the three months ended March 31, 2005 and 2004 resulted from the change in the Euro during the respective periods.
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
March 31, 2005
(Thousands of Dollars)
(Unaudited)
The following table presents the pro forma decrease in income for the three months ended March 31, 2005 and 2004, that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share amounts)	2005	2004
	Restated	Restated
Reported net loss	$(1,907)	$(6)
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(72)	(154)

Pro forma net loss	$(1,979)	$(160)

Basic loss per share:
Reported loss per share	$(0.34)	$(0.01)
Compensation costs, net of tax	(0.01)	(0.03)

Pro forma basic loss per share	$(0.35)	$(0.04)

Diluted loss per share:
Reported loss per share	$(0.34)	$(0.01)
Compensation costs, net of tax	(0.01)	(0.03)

Pro forma diluted loss per share	$(0.35)	$(0.04)

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

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Thousands of Dollars)
(Unaudited)
NOTE 15 — INDUSTRY SEGMENTS

	Three months ended
	March 31,
	2005	2004
	Restated	Restated
Revenues from external customers
Ordnance & Manufacturing	$8,931	21,700
Electronic Security	10,328	9,330
Environmental Safety & Security	1,519	2,024
Software, Training & Simulation	278	36

	$21,056	$33,090

Segment profit (loss) before taxes
Ordnance & Manufacturing	$(2,670)	$143
Electronic Security	663	820
Environmental Safety & Security	(511)	(136)
Software, Training & Simulation	(86)	(179)
Corporate and Other	(496)	(560)

	$(3,100)	$88

NOTE 16 — COMMITMENTS AND CONTINGENCIES
A suit has been filed against one of the VSK subsidiaries in the Belgian courts alleging a breach of a non-compete clause within a teaming agreement executed with a claimant in prior years. This suit was settled in mid-2005
A suit was filed against SeaSpace in the Japanese courts. The proceeding related to SeaSpace’s termination of its distributor in Japan and its designation of a new distributor. The suit was settled in March 2005.
NOTE 17 — SUBSEQUENT EVENT
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)
The following is intended to update the information contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 and presumes that readers have access to, and will have read, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in those reports.
Overview
Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. Allied operates in four (4) segments:
•	Ordnance & Manufacturing segment consists of MECAR, located in Belgium, and MECAR USA, located in Marshall, TX. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will pursue contracts from U.S. and foreign governments for ammunition and pyrotechnics devices. MECAR USA is expected to be operational in the third quarter of 2005.

•	Electronic Security segment consists of The VSK Group, located in Belgium and California, and NS Microwave, located in San Diego, CA. The VSK Group consists of VSK Electronics N.V. which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. which installs security systems; Intelligent Data Capturing Systems N.V. which manufactures integrated video systems; VIGITEC S.A. which installs networked video surveillance systems; and Control Monitor Systems which manufactures access control systems. NS Microwave designs, manufactures, distributes and services industrial and law enforcement surveillance products and systems.

•	Environmental Safety & Security segment consists of SeaSpace, located in San Diego, CA, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems.

•	Software, Training & Simulation segment consists of Titan Dynamics, located in Marshall, TX, which designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices. Allied Technology, a wholly owned subsidiary was formed in anticipation of the Battlefield Effects Simulator (BES) proposal and will subcontract the work to Titan Dynamics. See additional discussion of BES contract award in Note 17.
The parent company provides management services to its subsidiaries and has no operating activities. Allied incurred a net loss of $1,907 for the three months ended March 31, 2005 compared to a net loss of $6 for the comparable period of 2004. The increased net loss for the three months ended March 31, 2005 resulted from reduced revenues.
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
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
At the conclusion of the US dollar contract and related FX contracts, the Company’s financial results for the first quarter of 2005 were reported to have been adversely impacted when changing from hedge accounting to non-hedge accounting by $1,525. The Company continued to analyze this during the second quarter of 2005 and determined that most of the previously reported impact to the first quarter of 2005 was computed in error and should have been recognized in prior periods. In further examining the impact to the first quarter of 2005, the Company determined that in the restatement of the 2004, 2003 and 2002 financial statements the Company’s U.S. Dollar receivables were valued at the hedged rate rather than at the period end spot rate. In addition, the Company determined that it had been inappropriately showing the changes in its restricted cash exclusively as financing transactions.
The Company filed a Form 8-K/A on August 10, 2005, announcing that it has determined to restate its financial statements for 2004, 2003, 2002 and the first quarter of 2005, due to the above errors. On October 5, 2005, the Company filed its Form 10-K/A for the period ended December 31, 2004.
This restatement resulted in the following adjustments to net earnings (loss) for the relevant periods:

Net Loss
Period Ended	As Restated	As Previously Reported
	(in the 2nd Restatement)	(in the 1st restatement)
March 31, 2005	$(1,907)	$(3,393)
March 31, 2004	(6)	(2,865)
The cumulative impact of these adjustments (both the change to non-hedge accounting and the correction of the errors thereof) is presented below.
Selected Consolidated Statement of Earnings Data:

		Impact From	Impact from Euro	Pro-Forma
	Actual	Derivative Gains (1)	Fluctuations (2)	(Unaudited)
Period Ended March 31, 2005
Revenues	$21,056	$1,330	$(1,572)	$20,814
Cost of Sales	14,998	—	(210)	14,788
Operating loss	(2,941)	1,330	(1,362)	(2,973)
Loss before income taxes	(3,100)	1,330	(1,362)	(3,132)
Income taxes (benefit)	(1,193)	452	(463)	(1,204)

Net Loss	$(1,907)	$878	$(899)	$(1,928)

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)

		Impact From	Impact from Euro	As Initially
	Actual	Derivative Gains (1)	Fluctuations (2)	Reported
Period Ended March 31, 2004
Revenues	$33,090	$745	$633	$34,468
Cost of Sales	24,068	—	242	24,310
Operating income	815	745	391	1,951
Earnings before income taxes	88	745	391	1,224
Income taxes	94	253	133	480

Net Earnings (loss)	$(6)	$492	$258	$744

(1)	Unrealized gains on FX contracts and related tax effects.

(2)	Impact of revising the euro-based based revenues at the spot rates and related tax effects.
In addition, in this second restatement, Allied has amended its Consolidated Statements of Cash Flow to reclassify two items.
•	The first item is to reclassify a portion of the changes in restricted cash (related to MECAR’s performance guarantees and other operating activities) to cash from operating activities.

•	The second item is the classification of capital leases as a non-cash item. The capital lease acquisitions and payments were previously included in investing activities (as capital expenditures) and financing activities (as principal payments on long term debt).
There was no impact on the Company’s cash balance as a result of the above mentioned restatements on the Consolidated Statements of Cash Flow.
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

	Three months ended March 31,
	2005		2004
	Restated		Restated
Revenue	$21,056	100.0%	$33,090	100.0%
Cost and expenses
Cost of sales	14,998	71.2	24,068	72.7
Selling and administrative	7,472	35.5	6,646	20.1
Research and development	1,527	7.3	1,561	4.7

Operating income (loss)	(2,941)	(14.0)	815	2.5

Other income (expense)
Interest income	189	0.9	101	0.3
Interest expense	(537)	(2.6)	(479)	(1.4)
Other – net	189	0.9	(349)	(1.1)

Earnings (Loss) before income taxes	(3,100)	(14.8)	88	0.3

Income tax (benefit)	(1,193)	(5.7)	94	0.3

Net loss	$(1,907)	(9.1)%	$(6)	—%

Revenue. Allied had revenue of $21,056 in the three months ended March 31, 2005, which was 36.4% lower than its revenue in the same period of 2004. This decrease was principally attributable to lower sales at MECAR.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	March 31, 2005		March 31, 2004
	Restated		Restated
		Percentage		Percentage
	Amount	of total	Amount	of total
Ordnance & Manufacturing	$8,931	42%	$21,700	66%
Electronic Security	10,328	50%	9,330	28%
Environmental Safety & Security	1,519	7%	2,024	6%
Software, Training & Simulation	278	1%	36	—%

	$21,056	100%	$33,090	100%

Ordnance & Manufacturing Segment revenue for the first quarter of 2005 decreased by 59% from the comparable 2004 period. The entire decrease occurred at MECAR and resulted primarily from two factors. First, MECAR incurred decreased sales activity during the quarter due to the approximately $130,000 Foreign Military Sales (FMS) contract which was completed during the first quarter of 2005. The 2004 period benefited by substantial work under the FMS contract. Second, MECAR’s revenue was negatively impacted by derivative losses which amounted to $1,330 and $745 for the three months ended March 31, 2005 and 2004, respectively. MECAR anticipates receiving substantial orders in the second quarter which should benefit its results from operations in the balance of 2005 and beyond. Further, the Company believes that the first quarter of 2005 should be the last quarter for any substantial adverse impacts from derivative accounting.
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
Cost of Sales. Cost of sales as a percentage of sales for the three months ended March 31, 2005 was 71% compared with 73% for the same period in 2004.
Cost of Sales as Percentage of Sales by Segment

	Three months ended
	March 31
	2005	2004
	Restated	Restated
Ordnance & Manufacturing	92%	80%
Electronic Security	56%	58%
Environmental Safety & Security	57%	57%
Software, Training & Simulation	60%	66%

Total	71%	73%
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
Interest Income. Interest income increased for the three months ended March 31, 2005 by 87% from 2004 levels. The increase resulted primarily from interest on the parent company’s cash account. As part of the senior loan facility obtained on May 28, 2004, the Company borrowed $2,000 and deposited that amount in a restricted account to serve as collateral under the entire $18,000 commitment.
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
Pre-Tax Profit (Loss)
Pre-Tax Profit (Loss) by Segment

	Three months ended
	March 31,
	2005	2004
	Restated	Restated
Ordnance & Manufacturing	$(2,670)	$143
Electronic Security	663	820
Environmental Safety & Security	(511)	(136)
Software, Training & Simulation	(86)	(179)
Corporate and other	(496)	(560)

	$(3,100)	$88

Ordnance & Manufacturing Segment incurred a pre-tax loss of $2,670 for the three months ended March 31, 2005, versus pre-tax earnings of $143 for the comparable period in 2004. The pre-tax loss in 2005 was principally due to delayed orders. MECAR expects to obtain substantial orders in the balance of the second quarter which will substantially benefit future periods.
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
Income Taxes. The effective income tax rate for the three months ended March 31, 2005 was a benefit of 38% compared to an expense of 106% in the same period of 2004.
Net Earnings. The Company incurred a $1,907 net loss for the three months ended March 31, 2005 compared with $6 net loss in the same period of 2004. The higher loss in 2005 resulted principally from the activities at MECAR and SeaSpace. While the Company also anticipates a weak second quarter, it anticipates that the third and fourth quarters should be materially higher.
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
Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $77,418 at March 31, 2005, which is a decrease of $6,478 from the December 31, 2004, level.
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)
Accounts receivable at March 31, 2005 decreased from December 31, 2004, due to the cash received on the final delivery of the FMS contract. Costs and accrued earnings on uncompleted contracts decreased from year-end 2004 primarily as a result of the completion of the FMS contract. Inventories decreased primarily from lower raw material purchases as well as a reclass of MECAR’s slow-moving inventory to other non-current assets. Fair value of foreign exchange contracts was a liability of $393 at March 31, 2005, compared to an asset of $1,195 at December 31, 2004. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Prepaid and other current assets were materially consistent between the two periods.
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
Stockholders’ equity as of March 31, 2005, was negatively affected by the reduction in the value of the Euro versus the U.S. dollar during the first three months of 2005, resulting in a decrease in accumulated other comprehensive income as well as a $259 reduction in the fair market value of MECAR’s cash flow hedges. The Euro depreciated by approximately 5% since the beginning of the year.
Cash Flows
The table below provides the summary cash flow data for the periods presented.

	Three months ended March 31
	2005	2004
	Restated	Restated
Net cash provided by (used in) operating activities	$4,073	$(490)
Net cash used in investing activities	(1,003)	(888)
Net cash used in financing activities	(2,728)	(15,107)
Operating Activities. The Company provided $4,073 of cash in its operating activities during the three months ended March 31, 2005 whereas it used $490 of cash during the same period of 2004. This is attributed primarily to cash received from the final delivery of the FMS contract at MECAR. Cash paid for interest was $183 and $148 for the three months ended March 31, 2005 and 2004, respectively. Cash paid for income taxes was $561 and $1 for the three months ended March 31, 2005 and 2004, respectively, and includes federal, international and state taxes.
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)
Financing Activities. The Company used $2,728 of net cash in its financing activities during the three months ended March 31, 2005, compared to $15,107 of cash during the same period of 2004. The 2004 amount reflected an amendment to the Consolidated Statement of Cash Flows. The change in restricted cash related to MECAR’s banking agreement, which was reclassed from financing activities to operating activities.
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
Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2005
(Thousands of Dollars)
(Unaudited)
purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2005, the Company is not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have been no such demands.
Critical Accounting Policies
Our significant accounting policies are described in Note A to the consolidated financial statements included in Item 7 of the Form 10-K for the year ended December 31, 2004, and are outlined below:
•	Revenue recognition via the percentage of completion method. The percentage of completion method is used by MECAR, NS Microwave and SeaSpace for their fixed price sales contracts. Approximately 60% and 77% of condensed consolidated revenue was recognized under the percentage of completion method during the three months ended March 31, 2005 and 2004, respectively.

•	Goodwill and intangible asset valuation. The Company completed a goodwill impairment analysis in the fourth quarter of 2004 and determined that an impairment charge to earnings was not required. The 2004 goodwill analysis for the Environmental Safety & Security segment included a multi-year discounted cash flow projection for SeaSpace. The projection included both SeaSpace’s traditional groundstation business as well as its newly initiated antenna business. The projection called for a break-even year in 2005, but substantial profits in 2006-2009, largely as a result of the newly-added antenna product line. As a result of the substantial losses incurred by SeaSpace in the first six months of 2005, in early August, 2005, management and the Audit Committee revisited the 2004 goodwill analysis and reconsidered the projections which formed the basis of this analysis. In the course of this review, it was noted that (i) several projects initially forecast for the first half of 2005 had slipped into the second half of the year; (ii) SeaSpace reported positive results for July and August and several new contract awards and (iii) since year-end, SeaSpace has acquired additional antenna technology which adds to the product line which formed the basis of the year-end projections. As a result, management and the Audit Committee concluded SeaSpace was on track to achieve its original forecast to break-even in 2005. Further, management and the Audit Committee concluded that SeaSpace is poised to earn meaningful profits in the upcoming years sufficient to support the reported goodwill attributable to the Environmental Safety & Security segment. Accordingly, management and the Audit Committee determined in early August that there has been no impairment to the goodwill attributable to the Environmental Safety & Security segment.

•	Inventory reserves and allowance for doubtful accounts. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations. The inventory reserves and allowance for doubtful accounts are deemed reasonable.

•	Derivative instruments. The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated

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
Approximately 81% and 89% of the Company’s revenue for the three months ended March 31, 2005 and 2004, respectively, was derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net losses for the three months ended March 31, 2005 and 2004 by approximately $0.01 million and $0.1 million, respectively.
At March 31, 2005, Allied had $40 million of cash (including restricted cash). Assuming all the cash was available for investment, a 1% change in interest rates would impact interest income for the three months ended March 31, 2005 and 2004 by $0.1 million and $0.08 million, respectively.
DISCLOSURE CONTROLS AND PROCEDURES
1.	Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Subsequent to March 31, 2005, the Company identified two material weaknesses in its internal control over financial reporting as outlined below. As a result, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of March 31, 2005. As set forth below, we have taken the steps necessary to remediate the material weaknesses.

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

The Allied Defense Group, Inc.
March 31, 2005
Prior to the filing of this March 10-Q/A, we took the steps necessary to remediate the material weaknesses which led to the restatement of our consolidated financial statements included in this Form 10-Q/A. We have modified our procedures to ensure that we properly value the U.S. Dollar receivables at our foreign subsidiaries at the proper period-end currency rate. We have also modified our procedures to ensure that we properly prepare our Consolidated Statements of Cash Flows. We have included more stringent review procedures on transactions that affect our Consolidated Statements of Cash Flows in accordance with FAS 95. Specifically, we have taken the steps necessary to ensure that capital leases are accounted for as financing activities and to ensure that restricted cash attributed to MECAR’s performance guarantees and other operating activities are accounted for as operating activities.

Except as set forth above, there have been no significant changes in our internal controls over financial reporting or, to our knowledge, in other factors that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Allied Defense Group, Inc.
PART II — OTHER INFORMATION
March 31, 2005
Item 6 Exhibits and Reports on Form 8-K
(a) Reports on Form 8-K
On March 15, 2005, the Company filed a Form 8-K announcing that it was restating its financial statements for 2002 and 2003 and for the first three quarters of 2004 due to it not qualifying for the use of hedge accounting under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for foreign currency exchange contracts.

(b) Exhibit No.	Description of Exhibits
10.1	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 8-K filed in August 2005).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Allied Defense Group, Inc.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.
/s/ Robert P. Dowski
Date: October 21, 2005	Robert P. Dowski,
Chief Financial Officer and Treasurer