Form 10-Q
period 2005-09-30
ALLIED DEFENSE GROUP INC
filed 2005-11-14
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended September 30, 2005
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
           Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2005: 5,841,660.

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets September 30, 2005 and December 31, 2004	2

Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2005 and 2004	3

Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2005 and 2004	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Market Risk Disclosure	28

Item 4. Disclosure Controls and Procedures	29

PART II. OTHER INFORMATION

Item 6. Exhibits	30

Signatures	31

NOTE
Contrary to the rules of the SEC, the Company’s consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews. The accountant has questioned some pre-2005 accounting hedge issues that may require further restatement of prior periods. The Company does not believe the issue raised by the accountant will have any material impact on the 2005 numbers included in this filing.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share data)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,967	$27,940
Restricted cash	6,074	9,757
Accounts receivable	16,492	28,241
Costs and accrued earnings on uncompleted contracts	29,804	54,877
Inventories	25,703	16,063
Deferred tax asset	3,768	1,058
Fair value of foreign exchange contracts	—	1,195
Prepaid and other current assets	7,434	4,123

Total current assets	97,242	143,254

PROPERTY, PLANT AND EQUIPMENT — net of accumulated depreciation	29,741	30,294

OTHER ASSETS
Restricted cash	2,000	2,000
Intangibles, net of accumulated amortization	3,866	3,723
Goodwill	13,862	14,401
Deferred tax asset, non-current	5,451	1,020
Other assets	1,411	1,626

	26,590	22,770

	$153,573	$196,318

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Notes payable	$2,269	$54
Current maturities of long-term debt	3,457	2,733
Convertible subordinated debenture, current, less unamortized discount	—	2,231
Accounts payable	18,694	34,933
Accrued liabilities	9,046	9,374
Customer deposits	8,522	8,708
Deferred compensation	—	1,612
Fair value of foreign exchange contracts	2,688	—
Income taxes	117	811

Total current liabilities	44,793	60,456

LONG-TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	3,062	6,440
Deferred compensation	420	377

	3,482	6,817

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding 5,841,660 in 2005 and 5,601,101 in 2004	584	560
Additional paid-in capital	30,057	26,669
Retained earnings	66,832	77,605
Accumulated other comprehensive income	7,825	24,211

	105,298	129,045

	$153,573	$196,318

The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		Restated		Restated
Revenue	$23,476	$34,926	$62,796	$107,086

Cost and expenses
Cost of sales	20,277	26,982	50,952	79,395
Selling and administrative	7,232	6,009	23,216	18,358
Research and development	1,327	2,031	4,345	5,408

Operating income (loss)	(5,360)	(96)	(15,717)	3,925

Other income (expense)
Interest income	76	140	483	334
Interest expense	(405)	(717)	(1,441)	(1,715)
Other-net	213	(474)	514	(908)

	(116)	(1,051)	(444)	(2,289)

Income (loss) before income taxes	(5,476)	(1,147)	(16,161)	1,636

Income tax expense (benefit)	(1,184)	(580)	(5,388)	601

NET INCOME (LOSS)	$(4,292)	$(567)	$(10,773)	$1,035

Earnings (loss) per share

Basic	$(0.74)	$(0.10)	$(1.90)	$0.19

Diluted	$(0.74)	$(0.10)	$(1.90)	$0.17

Weighted average number of common shares:

Basic	5,780,911	5,565,871	5,674,740	5,557,623

Diluted	5,780,911	5,565,871	5,674,740	6,009,857
The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)
(Unaudited)

	Nine months ended September 30
	2005	2004
		Restated
Cash flows from operating activities
Net (loss) earnings	$(10,773)	$1,035
Adjustments to reconcile net (loss) earnings to net cash used in operating activities
Depreciation and amortization	3,724	3,485
Unrealized losses on forward contracts	(1,418)	78
Debenture issue costs and conversion feature	152	115
Provision for estimated losses on contracts	649	171
Deferred taxes	(3,703)	(1,143)
Common stock award	191	106
Changes in assets and liabilities
Restricted cash	2,669	6,686
Accounts receivable	9,449	(3,524)
Costs and accrued earnings on uncompleted contracts	19,843	(3,949)
Inventories	(12,513)	(3,576)
Prepaid and other current assets	(3,840)	(4,267)
Accounts payable, accrued liabilities and customer deposits	(13,829)	(10,215)
Deferred compensation	43	159
Income taxes	(3,658)	3,221

Net cash used in operating activities	(13,014)	(11,618)

Cash flows from investing activities
Capital expenditures	(5,460)	(3,310)
Acquisitions	—	(525)

Net cash used in investing activities	(5,460)	(3,835)

Cash flows from financing activities
Principal payments on long-term borrowing	(2,250)	(3,398)
Repayment on capital lease obligations	(1,997)	(1,674)
Proceeds from issuance of long-term debt	—	2,000
Net increase (decrease) in short-term borrowings	2,303	(2,245)
Proceeds from employee stock purchases	64	233
Option exercises	2,691	255
Restricted cash	—	(2,000)

Net cash provided by (used in) financing activities	811	(6,829)

Net decrease in cash and cash equivalents	(17,663)	(22,282)

Effects of exchange rate changes on cash and cash equivalents	(2,310)	(550)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,973)	(22,832)

Cash and cash equivalents at beginning of year	27,940	43,377

Cash and cash equivalents at end of period	$7,967	$20,545

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$734	$980
Taxes	$3,661	6,170

Supplemental Disclosures of Non-cash Investing and Financing activities
Warrants issued in conjunction with senior secured credit facility	$—	$68
Capital lease	$51	$1,497
The accompanying notes are an integral part of these consolidated financial statements.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended September 30, 2005 and 2004 are not necessarily indicative of the operating results for the full year.
It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K/A).
Contrary to the rules of the SEC, the Company’s consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.
Restatement
In 2005, the Company restated its 2002-2004 financial results on two occasions. The first restatement was due to the failure to qualify to use hedge accounting for certain foreign currency contracts. The first restatement is described in the Company’s latest shareholders’ annual report, as amended, (Form 10-K/A) and September 30, 2004 quarterly report, as amended, (Form 10-Q/A). The second restatement was as a result of improper valuation of certain U.S. Dollar receivables. Those restatements are described in the following paragraphs of this Note 1.
As set forth in the last paragraph of this Note 1, the Company has recently announced that it will restate its financial results for the first two quarters of 2005 due to its continued failure to qualify for use of hedge accounting for certain foreign currency contracts.
During the second quarter of 2005, in connection with a continued evaluation of the impact of the above foreign currency contracts, management determined that it was necessary to file a Form 10-K/A to amend the Company’s 2004 Annual Report on Form 10-K in order to restate the Company’s consolidated balance sheets as of December 31, 2004 and 2003 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. This restatement arose from management’s determination that the Company, as a result of the completion by MECAR (a wholly-owned Belgian subsidiary) of its $130 million FMS Contract, had not correctly accounted for its U.S. Dollar receivables and payables at December 31, 2004, 2003 and 2002 which were recorded in the books of its wholly owned Belgium subsidiary MECAR. The Company determined that the U.S. Dollar denominated receivables at MECAR were valued at the hedged rate rather than at the period end spot rate resulting in an error upon the translation of the amounts from MECAR’s functional currency, the Euro, back into U.S. Dollars which is the Company’s reporting currency.
In addition, the Company restated its Consolidated Statements of Cash Flows to reclassify for proper presentation purposes certain matters including reclassifying repayments of capital leases to financing activities from investing activities and reclassifying a portion of the changes in restricted cash to cash flows from operating activities from financing activities.
The Company filed a Form 8-K/A on August 10, 2005, announcing that it determined to restate its financial statements for 2004, 2003 and 2002 and the first quarter of 2005 due to the above errors. On October 5, 2005, the Company filed its Form 10-K/A for the period ended December 31, 2004.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
This restatement results in the following adjustments to the Consolidated Financial Statements for the relevant period:
Selected Consolidated Statements of Earnings Data:

		Impact from using	As Previously
Three Months Ended September 30, 2004	As Restated	Incorrect Rate (1)	Reported
Revenues	$34,926	$1,211	$36,137
Cost of sales	26,982	318	27,300
Operating income (loss)	(96)	892	796
Income (loss) before taxes	(1,147)	892	(255)
Income tax expense (benefit)	(580)	303	(277)
Net income (loss)	(567)	589	22
Earnings (Loss) per share
Basic	$(0.10)	$0.10	$—

Diluted	$(0.10)	$0.10	$—

		Impact from using	As Previously
Nine Months Ended September 30, 2004	As Restated	Incorrect Rate (1)	Reported
Revenues	$107,086	$(4,853)	$102,233
Cost of sales	79,395	(1,463)	77,932
Operating income (loss)	3,925	(3,390)	535
Income (loss) before taxes	1,636	(3,390)	(1,754)
Income tax expense (benefit)	601	(1,153)	(552)
Net income (loss)	1,035	(2,237)	$(1,202)
Earnings (Loss) per share
Basic	$0.19	$(0.41)	$(0.22)

Diluted	$0.17	$(0.39)	$(0.22)

(1)	Impact of adjusting the Company’s U.S. Dollar denominated receivables and payables at MECAR valued at the period end spot rate and not the hedged rate.
Selected Consolidated Statements of Cash Flows Data (Reclassification of Restricted Cash):

			As Previously
Period Ended September 30, 2004	As Restated	Adjustment	Reported
Cash flows from operating activities
Restricted cash and restricted deposits	$6,686	$(2,000)	$4,686
Cash flows used in financing activities
Restricted cash and restricted deposits	(2,000)	2,000	—

Selected Consolidated Statements of Cash Flows Data (Reclassification of Capital Leases):

			As Previously
Period Ended September 30, 2004	As Restated	Adjustment	Reported
Cash flows from investing activities
Capital expenditures	$(3,310)	$(1,497)	$(4,807)
Cash flows used in financing activities
Repayment on capital lease obligations	$(1,674)	$1,674	$—
Principal payments on long term debt and debenture	(3,398)	(1,674)	(5,072)
Proceeds from issuance of long term debt	2,000	1,497	3,497

Subtotal	(3,072)	1,497	(1,575)

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
In November 2005, the Company determined that it must restate its financial statements for the first two quarters of 2005 because it had not met the documentation requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) to qualify for hedge accounting on certain foreign currency forward contracts entered into during 2005. For the third quarter of 2005 and for the first nine months of 2005 all derivatives are recorded on the balance sheet at fair value. Derivatives which are not designated as hedges for accounting purposes are adjusted to fair value through earnings, consistent with the requirements of SFAS 133.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
The condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries as follows:
•	ARC Europe, S.A. (“ARC Europe”), a Belgian company,
•	Allied Research Corporation Limited (“Limited”), an inactive United Kingdom company,
•	News/Sports Microwave Rental, Inc. (“NS Microwave”), a California corporation,
•	Titan Dynamics Systems, Inc. (“Titan Dynamics”), a Texas corporation,
•	SeaSpace Corporation (“SeaSpace”), a California corporation,
•	MECAR USA, Inc. (“MECAR USA”), a Delaware corporation, and
•	Allied Technology, LLC (“Allied Technology”), a Maryland limited liability company.
ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (“MECAR”), Sedachim S.I. S.A., Hendrickx S.A., and the VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Télé Technique Générale S.A., Intelligent Data Capturing Systems (IDCS) N.V., VIGITEC S.A. and Control Monitor Systems, Inc.
The Company operates in four (4) segments, which are outlined below:
•	Ordnance & Manufacturing segment consists of MECAR and MECAR USA. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will initially pursue contracts from the U.S. government and others for ammunition and pyrotechnics devices. MECAR USA became operational in the third quarter of 2005.
•	Electronic Security segment consists of The VSK Group and NS Microwave. VSK Electronics N.V. manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. installs security systems; Intelligent Data Capturing Systems N.V. manufactures integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and Control Monitor Systems manufactures access control systems. NS Microwave designs, manufactures, distributes and services industrial and law enforcement security products and systems.
•	Environmental Safety & Security segment consists of SeaSpace, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems, as well as a line of antennas.
•	Software, Training & Simulation segment consists of Titan Dynamics, which designs, manufactures and sells battlefield effects simulators, minor pyrotechnics, and other training devices.
Allied, the parent company, provides management services to its subsidiaries and has no operating activities. Significant intercompany transactions have been eliminated in consolidation.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
NOTE 3 — DERIVATIVE FINANCIAL INSTRUMENTS
The Company uses derivative financial instruments to manage foreign currency exposure. As a matter of policy, the Company does not enter into speculative hedge contracts or use other derivative financial instruments.
Fair value hedges
During 2004, in connection with the acquisition of Control Monitor Systems, the Company entered into a foreign currency contract designated by the Company as a fair value hedge to minimize the foreign currency exposures with debt, which is payable in U.S. dollars, rather than the Euro, which is the VSK Group’s functional currency. At September 30, 2005 and December 31, 2004, the contracts’ notional amounts were $200 and $300, respectively, with fair values of $1 and $28, respectively. Gains and losses from settlements of non-hedge contracts are reported as a component of other income (expense). The Company excludes forward points from its assessment of hedge effectiveness. There were no net gains or losses realized during the periods ended September 30, 2005 and December 31, 2004 from hedge ineffectiveness or from firm commitments that no longer qualify as fair value hedges.
Derivatives not designated as hedges
The Company uses foreign currency forward contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Under the terms of these sales contracts, the selling price, net of certain costs, is receivable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. At September 30, 2005 and December 31, 2004, MECAR had foreign currency forward contracts with notional amounts of $28,000 and $37,000, respectively. At September 30, 2005 and December 31, 2004, these contracts had fair values of $2,688 and $1,195 which are recorded on the accompanying balance sheet as a current liability and a current asset, respectively. For the three and nine months ended September 30, 2005, the Company recorded after-tax gains (losses) of $253 and ($1,463) from derivative adjustments, respectively. For the three and nine months ended September 30, 2005, the Company recorded total realized and unrealized derivative losses to revenues of $33 and $3,537, respectively. For the three and nine months ended September 30, 2004, the Company recorded total realized and unrealized derivative gains to revenues of $1,138 and $208, respectively.
NOTE 4 — ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Accounts receivable at September 30, 2005 and December 31, 2004 are comprised as follows:

	2005	2004
Direct and indirect receivables from foreign governments	$991	$15,585
Commercial and other receivables, less allowance for doubtful receivables of $148 in 2005 and $143 in 2004	15,501	12,656

	$16,492	$28,241

Costs and accrued earnings on uncompleted contracts totaled $29,804 and $54,877 at September 30, 2005 and December 31, 2004, respectively. The revenue recognized on the contracts in progress for the three and nine months ended September 30, 2005 and 2004 were $15,794 and $38,471 and $28,138 and $84,638 respectively.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
NOTE 5 — INVENTORIES
Inventories at September 30, 2005 and December 31, 2004 are comprised as follows:

	2005	2004
Raw materials	$13,691	$14,603
Work in process	9,032	686
Finished goods, less reserve for obsolescence of $610 in 2005 and $668 in 2004	371	774
Precontract costs	2,609	—

	$25,703	$16,063

Other Assets
Inventories in excess of amounts expected to be sold currently	$969	$1,098

Precontract costs represent costs incurred in anticipation of specific expected future contract awards. These costs will be recognized as contact cost upon the receipt of the anticipated contract and charged to cost of sales.
The Company applies manufacturing overhead to direct production cost, made up of direct labor cost and direct material cost, based on normal forecasted production levels for the year. For interim reporting purposes any over or under absorbed overhead cost are recorded in inventory and included in work in process. At year end any remaining over or under absorbed overhead is taken to cost of sales. The rate at which manufacturing overhead is applied to direct production cost is reviewed and if required adjusted quarterly. As of September 30, 2005 and December 31, 2004 the amount of (over)/under absorbed overhead included in work in process was $7,800 and $0.
NOTE 6 — GOODWILL
The $13,862 of goodwill at September 30, 2005 is comprised of $8,020 related to the Electronic Security Segment, $4,447 related to the Environmental Safety & Security Segment and $1,395 related to the Software, Training & Simulation Segment. The change in goodwill during the nine month period ended September 30, 2005 was due to the currency translation adjustment.
The Company conducted its annual impairment test of goodwill during the fourth quarter of 2004 and recently reviewed this analysis. The fair value of the reporting units was estimated using the expected present value of future cash flows. Based on the applicable valuations, management determined that no impairment of goodwill exists.
NOTE 7 — CONVERTIBLE SUBORDINATED DEBENTURE
On June 28, 2002 the Company sold to an accredited investor for $7,500 (i) an 8% subordinated debenture that is convertible into shares of the Company’s common stock at $25.00 per share and (ii) warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share in cash. The warrants to purchase 15,000 shares of the Company’s common stock were valued at $140 and expire on June 28, 2006. The Company has registered the shares of common stock that could be issued in the event the holder elects to convert the debenture and exercise the warrants. The final payment on the debenture was made in late March 2005.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
NOTE 8 — EARNINGS (LOSS) PER SHARE
Basic earnings per share exclude potential common shares and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2005 and September 30, 2004, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
		Restated		Restated
	2005	2004	2005	2004
Net earnings (loss)	$(4,292)	$(567)	$(10,773)	$1,035
Interest on convertible debenture, net of taxes	—	—	—	—

Net earnings (loss) before interest on convertible debenture	$(4,292)	$(567)	$(10,773)	$1,035

Weighted average number of basic shares	5,780,911	5,565,871	5,674,740	5,557,623
Common stock equivalents	—	—	—	452,234

Weighted average number of diluted shares	5,780,911	5,565,871	5,674,740	6,009,857

Basic earning (loss) per share	$(0.74)	$(0.10)	$(1.90)	$0.19

Diluted earnings (loss) per share	$(0.74)	$(0.10)	$(1.90)	$0.17

For the three months and nine months ended September 30, 2005, the Company has excluded potential common shares of 175,064 and 229,897, respectively, since their effect would be anti-dilutive. For the three months ended September 30, 2004, the Company has excluded potential common shares of 401,102 since their effect would be anti-dilutive.
NOTE 9 — COMPREHENSIVE LOSS
A summary of the components of Comprehensive Loss for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
		Restated		Restated
	2005	2004	2005	2004
Net earnings (loss)	$(4,292)	$(567)	$(10,773)	$1,035
Currency Translation Adjustment	(5,503)	1,700	(16,386)	(1,084)

Comprehensive income (loss)	$(9,795)	$1,133	$(27,159)	$(49)

The currency translation adjustment for the three and nine months ended September 30, 2005 and 2004 resulted from the change in the Euro during the respective periods.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
NOTE 10 — STOCK BASED COMPENSATION
The Company currently accounts for stock options using the intrinsic value method and is applying APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, compensation costs for stock options is measured and recorded as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant. No compensation cost has been recognized for the granting of stock options to employees in the three and nine months ended September 30, 2005 and 2004.
The following table presents the pro forma decrease in income for the three and nine months ended September 30, 2005 and 2004, that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		Restated		Restated
(Dollars in thousands, except per share amounts)	2005	2004	2005	2004
Reported net earnings (loss)	$(4,292)	$(567)	$(10,773)	$1,035
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(91)	(158)	(288)	(473)

Pro forma net earnings (loss)	$(4,383)	$(725)	$(11,061)	$562

Basic earnings (loss) per share:
Reported earnings (loss) per share	$(0.74)	$(0.10)	$(1.90)	$0.19
Compensation costs, net of tax	(0.02)	(0.03)	(0.05)	(0.09)

Pro forma basic earnings (loss) per share	$(0.76)	$(0.13)	$(1.95)	$0.10

Diluted earnings (loss) per share:
Reported earnings (loss) per share	$(0.74)	$(0.10)	$(1.90)	$0.17
Compensation costs, net of tax	(0.02)	(0.03)	(0.05)	(0.08)

Pro forma diluted earnings (loss) per share	$(0.76)	$(0.13)	$(1.95)	$0.09

During the three and nine months ended September 30, 2005, the Company granted options to purchase 80,000 and 120,000 shares of its common stock, respectively. During the three and nine months ended September 30, 2004, the Company granted options to purchase 0 and 40,000 shares of its common stock, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the dates of grant during the three and nine months ended September 30, 2005 were $5.68 and $6.34, respectively. The weighted-average fair values of each option at the dates of grant for the three and nine months ended September 30, 2004 were $0 and $7.59, respectively. The weighted average assumptions used in the model were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Risk free interest rate	4.08%	2.86%	4.08%	2.86%
Expected volatility rate	44.62%	47.00%	44.62%	47.00%
Expected lives — years	5	3	5	3
Divided yield	—	—	—	—

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.
NOTE 11 — INDUSTRY SEGMENTS

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		Restated		Restated
Revenues from external customers
Ordnance & Manufacturing	$12,526	$20,875	$28,212	$68,711
Electronic Security	8,070	12,496	28,242	33,386
Environmental Safety & Security	2,012	1,406	4,640	4,654
Software, Training & Simulation	868	149	1,702	335

	$23,476	$34,926	$62,796	$107,086

Segment profit (loss) before taxes
Ordnance & Manufacturing	$(3,964)	$(1,222)	$(13,093)	$622
Electronic Security	(245)	2,021	369	5,077
Environmental Safety & Security	(345)	(1,182)	(1,528)	(2,364)
Software, Training & Simulation	(90)	(177)	(299)	(517)
Corporate and Other	(832)	(587)	(1,610)	(1,182)

	$(5,476)	$(1,147)	$(16,161)	$1,636

NOTE 12 — PROVISION FOR TAXES
We have estimated our annual effective tax rate for the full fiscal year 2005 and applied that rate to income before income taxes in determining the provision for income taxes for the interim period. The determination of our consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates. As a company with subsidiaries in foreign jurisdictions, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income.
The American Jobs Creation Act of 2004 (the Jobs Act) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the United States by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. During the first quarter of 2005, the Company took the initial steps to approve a domestic reinvestment plan to repatriate up to $12,000 although it had not yet made a determination as to whether the dividend received deduction permitted by Jobs Act would be beneficial. The Company’s Board of Directors had not yet approved the plan as of the end of the third quarter of 2005.
NOTE 13 — COMMITMENTS AND CONTINGENCIES
On May 28, 2004 the Company obtained a senior loan facility from an accredited lender under which the Company may borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. The facility allows the Company to make additional draws under the facility under certain conditions through November 28, 2005. All loans under the facility bear interest at the rate of 11.5% per year payable monthly. Principal is paid in sixty equal monthly payments commencing in late December 2005. The Company pays a fee on the unused portion of the facility. Warrants (exercisable at $0.01 per share) to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. Additional warrants (at the rate of 2,000 for each $1 million loan) will be issued with future loan advances. The facility is secured by first priority security interest, subject only to permitted liens, in substantially all of the Company’s domestic tangible and intangible assets. The Company also incurred $860 of closing costs related to this note payable, which along with the fair value of the warrants is being amortized over the life of the debt. The facility includes four financial covenants and a number of negative covenants pertaining only to its domestic subsidiaries. The Company is not currently in compliance with these covenants and is in the process of obtaining a waiver from the lender.

The Allied Defense Group, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
The Company was in violation of its Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) Ratio under its Senior Credit Agreement as of September 30, 2005. The Company is in the process of obtaining a waiver from its lenders to waive the covenant violation as of September 30, 2005. Accordingly, the Company has reclassified its debt from long-term to current as of September 30, 2005.
Under the waiver agreement, the Company has agreed to provide the lenders an updated business plan in the fourth quarter 2005 and the lenders and the Company have committed to negotiate revised future financial covenants based on such business plan. If the Company and its lenders fail to agree on amendments to revise the financial covenants, then an event of default under the Senior Credit Agreement will have occurred.
Management believes that it will be successful in its negotiations with its lenders to revise the financial covenants to levels that are attainable by the Company based on its updated business plan. However, there can be no assurance that an agreement will be reached. If an agreement cannot be reached or if an agreement is reached but the covenants are not attainable and the lenders were to exercise their rights, the Company may experience severe liquidity problems which would have a material adverse effect on the Company, unless the lenders agree to additional waivers, forbearance or restructuring of the debt or unless the Company can refinance the debt.
If the Company’s current credit facility is refinanced or the outstanding balance is demanded by the lender, the remaining unamortized deferred financing costs of $691 as of September 30, 2005 associated with this credit facility may be adjusted in the period of refinancing or demand.
A suit had been filed against one of the VSK subsidiaries in the Belgian courts alleging a breach of a non-compete clause within a teaming agreement executed with a claimant in prior years. The suit was settled in September 2005 with a final payment of $184.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
Overview
Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. Allied operates in four (4) segments:
•	Ordnance & Manufacturing segment consists of MECAR, located in Belgium, and MECAR USA, located in Marshall, TX. MECAR develops and produces medium caliber tank, mortar, and other ammunition. MECAR USA will pursue contracts from U.S. and foreign governments for ammunition and pyrotechnics devices. MECAR USA became operational in the third quarter of 2005.
•	Electronic Security segment consists of The VSK Group, located in Belgium and California, and NS Microwave, located in San Diego, CA. The VSK Group consists of VSK Electronics N.V. which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. which installs security systems; Intelligent Data Capturing Systems N.V. which manufactures integrated video systems; VIGITEC S.A. which installs networked video surveillance systems; and Control Monitor Systems which manufactures access control systems. NS Microwave designs, manufactures, distributes, and services industrial and law enforcement surveillance products and systems.
•	Environmental Safety & Security segment consists of SeaSpace, located in San Diego, CA, which designs, manufactures, distributes, and services weather and environmental satellite ground reception systems, as well as a line of antennas.
•	Software, Training & Simulation segment consists of Titan Dynamics, located in Marshall, TX, which designs, manufactures and sells battlefield effects simulators, minor pyrotechnics, and other training devices.
Allied, the parent company, provides management services to its subsidiaries and has no operating activities.
Allied had net losses of $4,292 and $10,773 for the three and nine months ended September 30, 2005, respectively, compared to a net loss of $567 and a net profit of $1,035 for the comparable periods of 2004. This was due primarily to the approximately $130 million Foreign Military Sales (FMS) contract which was completed during the first quarter of 2005. The 2004 period benefited from substantial work performed under this FMS contract. In addition, there were delays in receiving certain ammunition and electronic security contracts that were expected to be received earlier in 2005. Revenue for MECAR was impacted by delay in receipt of two significant contracts, amounting to approximately $35 million in YTD revenue. Those contracts have not yet been awarded this year and may be consummated in the fourth quarter of 2005 or early in 2006. Further, the Company has a strong backlog of $100,993 at September 2005, which represents a 22% increase over the September 2004 backlog of $82,500. This backlog excludes the value of the ammunition and electronic security contracts that may be consummated in the fourth quarter of 2005 or early in 2006.
In November 2005, the Company determined that it had not met the requirements to qualify for hedge accounting on certain derivative contracts received in 2005. As a result, the Company must restate its previously reported financial results for the first and second calendar quarters of 2005. For the third quarter of 2005 and for the first nine months of 2005 all derivatives are recorded on the balance sheet at fair value. Derivatives which are not designed as hedges for accounting purposes are adjusted to fair value through earnings, consistent with the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).
Contrary to the rules of the SEC, the Company’s consolidated financial statements included in this filing have not been reviewed by an independent public accountant in accordance with professional standards for conducting such reviews.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
Results of Operations for the Three Months Ended September 30, 2005 and 2004
The table below shows, for the three months ended September 30, 2005 and 2004, certain items from Allied’s condensed consolidated statements of operations expressed as a percentage of revenue:

	Three months ended September 30,
	2005		2004
			Restated
Revenue	$23,476	100.0%	$34,926	100.0%
Cost and expenses
Cost of sales	20,277	86.4	26,982	77.3
Selling and administrative	7,232	30.8	6,009	17.2
Research and development	1,327	5.6	2,031	5.8

Operating loss	(5,360)	(22.8)	(96)	(0.3)

Other income (expense)
Interest income	76	.3	140	0.4
Interest expense	(405)	(1.7)	(717)	(2.0)
Other — net	213	.9	(474)	(1.4)

Loss before income taxes	(5,476)	(23.3)	(1,147)	(3.3)

Income benefit	(1,184)	(5.0)	(580)	(1.7)

Net loss	$(4,292)	(18.3)%	$(567)	(1.6)%

Revenue. Allied had revenue of $23,476 in the three months ended September 30, 2005, which was 33% less than its revenue in the same period of 2004.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	September 30, 2005		September 30, 2004
		Percentage		Percentage
	Amount	of total	Amount	of total
			Restated
Ordnance & Manufacturing	$12,526	53%	$20,875	60%
Electronic Security	8,070	34%	12,496	36%
Environmental Safety & Security	2,012	9%	1,406	4%
Software, Training & Simulation	868	4%	149	—%

	$23,476	100%	$34,926	100%

Ordnance & Manufacturing Segment revenue for the third quarter of 2005 decreased 40% from the comparable 2004 period. The entire decrease occurred at MECAR and resulted from decreased sales activity during the quarter due to completion of the approximately $130,000 Foreign Military Sales (FMS) contract which was completed during the first quarter of 2005. The 2004 period benefited from substantial work performed under this FMS contract. In addition, MECAR did not receive two anticipated contracts by the end of the third quarter of 2005. However, MECAR anticipates receiving these

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
orders as well as other orders in the fourth quarter of 2005 and/or in early 2006. Given the strong backlog of $75,114 at September 30, 2005 (which is a 35% increase over 2004 levels), MECAR is positioned to improve its results from operations in the balance of 2005 and into 2006.
Electronic Security Segment revenue for the third quarter of 2005 decreased 35% from the comparable 2004 period due primarily to lower sales activity at NS Microwave. NS Microwave was adversely affected by several factors, including 1) diversion of some government funds to Hurricane Katrina relief effort; 2) a slow-down in orders from federal law enforcement agencies, and 3) delay in receipt of a substantial contract from the Defense Department. However, the company has begun to see release of some federal law enforcement monies and anticipates receipt of the Defense Department order, and other substantial orders in the fourth quarter of 2005 and/or in early 2006. In contrast, the VSK Group experienced a 3% increase in third quarter 2005 revenues over 2004 levels.
Environmental Safety & Security Segment revenues for the third quarter of 2005 increased 43% from the comparable 2004 period. This stemmed from sales from its new antenna product line, which became available for sale late in the second quarter of 2005.
Software, Training & Simulation Segment revenues for the third quarter of 2005 increased 482% over the comparable 2004 period. This was attributed to revenues from the $66M firm-fixed price, indefinite-delivery/indefinite quantity (IDIQ) contract that was awarded on April 21, 2005. The contract provides BES in support of target systems for Digital Multi-Purpose Range Complexes, Digital Multi-Purpose Training Range, and Battlefield Area Complex.
Cost of Sales. Cost of sales as a percentage of sales for the three months ended September 30, 2005 was 86% compared with 77% for the same period in 2004.
Cost of Sales as Percentage of Sales by Segment

	Three months ended
	September 30
	2005	2004
		Restated
Ordnance & Manufacturing	102%	88%
Electronic Security	69%	59%
Environmental Safety & Security	61%	78%
Software, Training & Simulation	72%	62%

Total	86%	77%
Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the three months ended September 30, 2005 increased over the same period of 2004, as the majority of the 2005 production was for lower-margin products. The 2004 period was benefited from the high-margin FMS contract. In addition, MECAR incurred higher material and labor costs on the products. Costs of sales as a percentage of sales is expected to decrease based upon projected revenue and cost estimates. However, this can not be assured as certain factors such as material and labor costs are outside the Company’s control and may continue to increase in the future.
Electronic Security Segment cost of sales as a percentage of sales for the three months ended September 30, 2005 increased from the same period in 2004 due to higher material costs at NS Microwave associated with its product components to fulfill customer requirements. These costs may continue to increase in the future.
Environmental Safety & Security Segment cost of sales as a percentage of sales for the three months ended September 30, 2005 decreased from the comparable period in 2004 due to change in product mix and production efficiencies.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
Software, Training & Simulation Segment cost of sales as a percentage of sales for the three months ended September 30, 2005 increased from 2004 as a result of the change in product mix.
Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the three months ended September 30, 2005 was higher than 2004 levels due to several factors. Corporate incurred higher compensation costs for administrative personnel as well as higher accounting and related costs associated with the restatement of the 2004 Form 10-K and March 2005 10Q. MECAR USA and Titan Dynamics incurred higher compensation costs for administrative personnel due to ramp-up activities to meet anticipated contract requirements. SeaSpace incurred higher costs in support of the newly established antenna product line. With the exception of the restatement costs, selling and administrative costs are expected to continue to increase as a result of business development efforts.
Research and Development. Research and development costs decreased for the three months ended September 30, 2005 by 35% from 2004 levels. The decrease was attributed to lower research and product development being conducted at SeaSpace and Titan Dynamics. Completion of most of the R&D effort for the SeaSpace antenna product development impacted the reduction.
Interest Income. Interest income for the three months ended September 30, 2005 decreased by 46% from 2004 levels. The decrease resulted primarily from interest on the lower cash balances at the business units.
Interest Expense. Interest expense for the three months ended September 30, 2005 decreased by 44% as compared to 2004 levels due to the payoff of the convertible debenture in the first quarter of 2005 as well as lower debt levels at MECAR.
Other-Net. Other-net primarily represents currency gains/losses, resulting from foreign currency transactions at MECAR and the VSK Group, as well as bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor. The Company had other-net income for the three months ended September 30, 2005 of $213 as compared to expense of $474 for the three months ended September 30, 2004.
Pre-Tax Loss
Pre-Tax Loss by Segment

	Three months ended
	September 30,
	2005	2004
		Restated
Ordnance & Manufacturing	$(3,964)	$(1,222)
Electronic Security	(245)	2,021
Environmental Safety & Security	(345)	(1,182)
Software, Training & Simulation	(90)	(177)
Corporate and other	(832)	(587)

	$(5,476)	$(1,147)

Ordnance & Manufacturing Segment incurred a pre-tax loss of $3,964 for the three months ended September 30, 2005, versus a pre-tax loss of $1,222 for the comparable period in 2004. The difference was principally due to delayed orders. MECAR expects to obtain orders in the balance of the 2005 and early 2006 which will substantially benefit future periods.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
Electronic Security Segment incurred a pre-tax loss for the three months ended September 30, 2005 of $245 as compared to a pre-tax profit of $2,021 from the comparable period in 2004. The 2005 pre-tax loss stemmed from reduced sales activity at NS Microwave. Higher selling and administrative costs at NS Microwave, and at the VSK Group, as a result of the acquisition of Control Monitor Systems, also impacted profitability.
Environmental Safety & Security Segment pre-tax loss resulted from diminished business activity in its core ground-station business and higher development costs associated with its new antenna product line.
Software, Training & Simulation Segment pre-tax loss in 2005 results from Titan Dynamics’ incurring start-up costs associated with the Battlefield Effects Simulator Contract awarded earlier in 2005. In late September 2005 Titan Dynamics was notified that its Omega 36 launcher and four types of cartridges had received the Navy/Marine Corps safety certification. Titan Dynamics anticipates receipt of the Army’s certification for the Omega 36 and cartridges later in 2005.
Corporate and other Segment pre-tax loss for the three months ended September 30, 2005 increased from the 2004 level as a result of higher accounting fees and higher compensation costs for administrative personnel.
Income Taxes. The effective income tax rate for the three months ended September 30, 2005 was a benefit of 22% compared to a benefit of 50% in the same period of 2004. The decrease in the effective income tax rate for the three months ended September 30, 2005 is due to a change in the estimated annual effective tax rate for the full year 2005 that resulted primarily from a change in estimated annual pre-tax income.
Net Loss. The Company incurred a $4,292 net loss for the three months ended September 30, 2005 compared with $567 net loss in the same period of 2004. The loss in 2005 resulted principally from the reduced sales activities at the business units, except the VSK Group. The Company anticipates a profitable fourth quarter but such profits will not likely be sufficient to offset the first nine months loss.
Results of Operations for the Nine Months Ended September 30, 2005 and 2004
The table below shows, for the nine months ended September 30, 2005 and 2004, certain items from Allied’s condensed consolidated statements of earnings expressed as a percentage of revenue:

	Nine months ended September 30,
	2005		2004
			Restated
Revenue	$62,796	100.0%	$107,086	100.0%
Cost and expenses
Cost of sales	50,952	81.1	79,395	74.2
Selling and administrative	23,216	37.0	18,358	17.1
Research and development	4,345	6.9	5,408	5.0

Operating income (loss)	(15,717)	(25.0)	3,925	3.7

Other income (expense)
Interest income	483	0.8	334	0.3
Interest expense	(1,441)	(2.3)	(1,715)	(1.6)
Other — net	514	.8	(908)	(0.8)

Earnings (loss) before income taxes	(16,161)	(25.7)	1,636	1.6

Income tax expense (benefit)	(5,388)	(8.5)	601	0.6

Net earnings (loss)	$(10,773)	(17.2)%	$1,035	1.0%

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
Revenue.
Allied had revenue of $62,796 in the nine months ended September 30, 2004, which was a 41% decrease from its revenue in the same period of 2004. This decrease was principally attributable to reduced production activities at MECAR.

	Revenue by Segment
	Nine Months Ended		Nine Months Ended
	September 30, 2005		September 30, 2004
		Percentage		Percentage
	Amount	of total	Amount	of total
			Restated
Ordnance & Manufacturing	$28,212	45%	$68,711	64%
Electronic Security	28,242	45%	33,386	31%
Environmental Safety & Security	4,640	7%	4,654	4%
Software, Training & Simulation	1,702	3%	335	1%

	$62,796	100%	$107,086	100%

Ordnance & Manufacturing Segment revenue for the nine months ended September 30, 2005 decreased by 59% from the comparable period in 2004. The decrease was the result of reduced activity on the large FMS contract received in February 2002 and contract delays encountered during the first nine months of 2005.
Electronic Security Segment revenue for the nine months ended September 30, 2005 decreased by $5,144 from the comparable period in 2004, primarily from NS Microwave’s lower sales activity in the first part of 2005. In particular, NS Microwave suffered from a delay in the award of a substantial Defense Department contract, which is now expected in the fourth quarter of 2005 and/or early 2006. In contrast, the VSK Group increased by $511 over the comparable period in 2004 due to continue expansion of its export sales.
Environmental Safety & Security Segment revenues for the nine months ended September 30, 2005 decreased slightly by $14 from the comparable period in 2004.
Software, Training & Simulation Segment revenues for the nine months ended September 30, 2005 increased by $1,367 from the comparable period in 2004 due to increased sales, principally from its BES contract.
Cost of Sales. Cost of sales as a percentage of sales for the nine month period ended September 30, 2005, was 81% compared with 74% for the same period in 2004.
Cost of Sales as Percentage of Sales by Segment

	Nine months ended
	September 30
	2005	2004
		Restated
Ordnance & Manufacturing	108%	83%
Electronic Security	59%	58%
Environmental Safety & Security	56%	64%
Software, Training & Simulation	70%	64%

Total	81%	74%

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
Ordnance & Manufacturing Segment cost of sales as a percentage of sales for the nine months ended September 2005 increased over the same period of 2004 due primarily to the loss on one contract as well as reduced revenue as the majority of the production was for lower-margin products.
Electronic Security Segment cost of sales as a percentage of sales for the nine months ended September 2005 increased over the same period of 2004 due to the product mix and NS Microwave’s higher material costs as noted above.
Environmental Safety & Security Segment cost of sales as a percentage of sales decreased from 2004 as a result of the change in product mix and streamlined labor costs
Software, Training & Simulation Segment cost of sales as a percentage of sales for the nine months ended September 30, 2005 increased over the same period in 2004 as a result of the change in product mix.
Selling and Administrative Expenses. Selling and administrative expenses as a percentage of sales for the nine months ended September 30, 2005 was approximately 37% compared with 17% for the same period in 2004. This resulted from higher costs at the business units for increased compensation expenses for administrative personnel, accounting and related costs related to the restatement of the 2004 Form 10K and March 2005 10Q, as well as ramp-up costs.
Research and Development. Research and development costs decreased for the nine months ended September 30, 2005 by 20% from 2004 levels. The decrease was attributed to lower research and product development being conducted at SeaSpace and Titan Dynamics. This trend of decreased research and development is expected to continue for the remainder of the year.
Interest Income. Interest income increased for the nine months ended September 30, 2005 by 45% over 2004 levels. The total dollar increase was nominal and was primarily attributed to earnings on interest bearing cash accounts.
Interest Expense. Interest expense decreased slightly for the nine months ended September 30, 2005 from 2004 levels.
Other-Net. Other-net primarily represents currency gains/losses, resulting from foreign currency transactions at MECAR and the VSK Group, as well as bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor. The Company had Other-net income for the nine months ended September 30, 2005 compared to Other-net expense for the comparable period of 2004 due to currency losses in 2004 on MECAR’s U.S. bank accounts.
Pre-Tax Profit (Loss)
Pre-Tax Profit (Loss) by Segment

	Nine months ended
	September 30
	2005	2004
		Restated
Ordnance & Manufacturing	$(13,093)	$622
Electronic Security	369	5,077
Environmental Safety & Security	(1,528)	(2,364)
Software, Training & Simulation	(299)	(517)
Corporate and other	(1,610)	(1,182)

	$(16,161)	$1,636

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
Ordnance & Manufacturing Segment incurred a pre-tax loss for the first nine months of 2005 and a pre-tax profit for the same period of 2004. The difference is due to reduced work on the FMS contract and contract delays as described above. MECAR expects to report a profit in the fourth quarter of 2005 based on its existing backlog and could report a substantial profit if it can obtain two long awaited contracts which have been unexpectedly delayed. Substantial work has been performed in anticipation of the award of these contracts so that upon award thereof, the Company will recognize substantial revenue.
Electronic Security Segment pre-tax profit for the period ended September 30, 2005 decreased from 2004 levels due to decreased business and decreased margins at NS Microwave.
Environmental Safety & Security Segment pre-tax loss for the nine months period ended September 30, 2005 was comparable with the 2004. SeaSpace continues to face competitive pressures in its core ground station business but is experiencing some success in its newly developed antenna business.
Software, Training & Simulation Segment pre-tax loss for the period ended September 30, 2005 resulted from higher selling and administrative costs due to ramp-up activities to meet anticipated contract requirements. Titan Dynamics received the Navy/Marine Corp and Army certification in 2005.
Corporate and other Segment pre-tax loss for the nine months ended September 30, 2005 was greater than the comparable 2004 period due to higher accounting fees and higher compensation costs for administrative personnel.
Income Taxes. The effective income tax rate in the first nine months of 2005 was a benefit of 33% compared to expense of 37% in the same period of 2004. The decrease in the effective income tax rate for the nine months ended September 30, 2005 is due to a change in the estimated annual effective tax rate for the full year 2005 that resulted primarily from a change in estimated annual pre-tax income.
Net Earnings (Loss). The Company incurred a $10,773 net loss for the nine months ended September 30, 2005 compared with $1,035 net income for the same periods of 2004. While the Company expects a profitable fourth quarter, such profits may not be sufficient to offset the year-to-date losses. MECAR and NS Microwave must be awarded these respective delayed contracts prior to year-end in order for the Company to have an opportunity to achieve a profit in 2005. In any event, the Company is expecting a substantially better 2006.
Backlog. As of September 30, 2005, the Company’s backlog was $100,993 compared to $82,500 at September 30, 2004. The September 30, 2005 and September 30, 2004 amounts included unfunded portions of approximately $8,207 and $9,445 at September 30, 2005 and September 30, 2004, respectively, from an IDIQ federal contract.

	Backlog by Segment
	September 30, 2005		September 30, 2004
		Percentage		Percentage
	Amount	of total	Amount	Of total
Ordnance & Manufacturing	$75,114	74%	$55,467	67%
Electronic Security	20,682	21	24,796	30
Environmental Safety & Security	2,144	2	1,498	2
Software, Training & Simulation	3,053	3	739	1

	$100,993	100%	$82,500	100%

The increase in backlog is primarily the result of sizeable new orders received in the first half of 2005.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
Liquidity and Capital Resources
Balance Sheet
The Company’s September 30, 2005 condensed consolidated balance sheet was affected by the value of the Euro. All European values were converted at the September 30, 2005 and December 31, 2004 conversion ratios of 1.2048 and 1.3644, respectively.
Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $52,449 at September 30, 2005, which is a decrease of $30,349 from the December 31, 2004, level.
Cash at September 30, 2005 of $7,967 decreased from $27,940 at December 31, 2004 as a result of the net loss from operations and repayment of certain debt obligations as well as current liabilities. These payments were partially offset by significant collections on long term construction contracts. Restricted cash decreased in the first nine months of 2005 based on the requirements of certain contracts at MECAR.
Accounts receivable at September 30, 2005 decreased from December 31, 2004, due to the cash received on the final delivery of the FMS contract. Costs and accrued earnings on uncompleted contracts decreased from year-end 2004 primarily as a result of the completion of the FMS contract. Inventories increased due to ramp-up activities to meet anticipated contract requirements. Fair value of foreign exchange contracts was a liability of $2,688 at September 2005, compared to an asset of $1,195 at December 31, 2004. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Prepaid and other current assets increased between the two periods primarily from prepaid taxes at MECAR.
Property, Plant & Equipment, net of accumulated depreciation, decreased primarily from depreciation in excess of capital expenditures at the business units during the first nine months of 2005. Intangibles increased primarily from the capitalized software at SeaSpace.
Notes Payable increased between the two periods as a result of MECAR funding its working capital needs. Accounts payable and accrued liabilities decreased as a result of lower production costs at the business units. Customer deposits was materially consistent between the two periods. Deferred compensation (current) decreased due to payment of a post-employment obligation to a Company employee during the first quarter of 2005. Income taxes decreased due to the fact that 2005 includes a tax receivable included in prepaid and other current assets.
Convertible-subordinated debenture, decreased from December 31, 2004 to September 30, 2005 as the Company made its final payment in March 2005.
Stockholders’ equity as of September 30, 2005, was negatively affected by the decrease in the value of the Euro versus the U.S. dollar during the first nine months of 2005, resulting in a reduction in accumulated other comprehensive income as well as a $1,292 negative fair market value of MECAR’s cash flow hedges. The Euro depreciated by approximately 12% since the beginning of the year.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
Cash Flows
The table below provides the summary cash flow data for the periods presented.

	Nine months ended September 30
	2005	2004
		Restated
Net cash provided by (used in) operating activities	$(13,014)	$(11,618)
Net cash used in investing activities	(5,460)	(3,835)
Net cash provided by (used in) financing activities	811	(6,829)
Operating Activities. The Company used $13,014 of cash in its operating activities during the nine months ended September 30, 2005 compared to $11,618 of cash during the same period of 2004. This is attributed primarily to the net loss and payments on its short term liabilities. Cash paid for interest was $734 and $980 for the nine months ended September 30, 2005 and 2004, respectively. Cash paid for income taxes was $3,661 and $6,170 for the nine months ended September 30, 2005 and 2004, respectively, and includes federal, international and state taxes.
Investing Activities. Net cash used in investing activities increased between the two periods. This stemmed from increased capital expenditures for production equipment and leasehold improvements at the Belgian business units and at MECAR USA. The Company anticipates that cash generated from operations will be sufficient to support any further capital expenditures over the remainder of the year. Future expenditures for the remainder of the year will be primarily incurred for machinery and equipment.
Financing Activities. The Company generated $811 of net cash in its financing activities during the nine months ended September 30, 2005 whereas it used $6,829 of cash during the same period of 2004. This primarily resulted from cash obtained short-term borrowings in 2005. The 2004 amount reflected an amendment to the Consolidated Statement of Cash Flows. The change in restricted cash related to MECAR’s performance guarantees and other operating activities which were reclassed from financing activities to operating activities.
Allied. The parent company continues to operate based on management fees and dividends received from its subsidiaries. In the third quarter of 2005, Allied made cash infusions to MECAR USA, Titan Dynamics and SeaSpace to support working capital requirements. The Company has a senior loan facility that contains both affirmative and negative financial covenants. The Company obtained a waiver for the requirement set forth in Section 7.6(a) of the Loan Agreement requiring the Company to maintain at the end of such fiscal quarter for the then preceding four fiscal quarters Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) of not less than $15,000.
MECAR. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. MECAR also received cash from an affiliate to fund operations. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of September 30, 2005, MECAR was in compliance with both of these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
Stock Repurchases. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2005 and does not anticipate repurchasing shares of Company stock during the remainder of 2005.
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
The Company continues to evaluate potential acquisitions. The Company is in the final stages of completing an acquisition which would become part of the Electronic Security segment during the fourth quarter of 2005. It is expected that this acquisition would be financed with funds primarily obtained from the Company’s senior loan facility.
The Company was in violation of its Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) Ratio under its Senior Credit Agreement as of September 30, 2005. The Company is in the process of obtaining a waiver from its lenders to waive the covenant violation as of September 30, 2005. Accordingly, the Company has reclassified its debt from long-term to current as of September 30, 2005.
Under the waiver agreement, the Company has agreed to provide the lenders an updated business plan in the fourth quarter 2005 and the lenders and the Company have committed to negotiate revised future financial covenants based on such business plan. If the Company and its lenders fail to agree on amendments to revise the financial covenants, then an event of default under the Senior Credit Agreement will have occurred.
Management believes that it will be successful in its negotiations with its lenders to revise the financial covenants to levels that are attainable by the Company based on its updated business plan. However, there can be no assurance that an agreement will be reached. If an agreement cannot be reached or if an agreement is reached but the covenants are not attainable and the lenders were to exercise their rights, the Company may experience severe liquidity problems which would have a material adverse effect on the Company, unless the lenders agree to additional waivers, forbearance or restructuring of the debt or unless the Company can refinance the debt.
If the Company’s current credit facility is refinanced or the outstanding balance is demanded by the lender, the remaining unamortized deferred financing costs of $691 as of September 30, 2005 associated with this credit facility may be adjusted in the period of refinancing or demand.
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
Critical Accounting Policies
Our significant accounting policies are outlined below:
•	Revenue recognition via the percentage of completion method. The percentage of completion method is used by MECAR, NS Microwave and SeaSpace for their fixed price sales contracts. Under the percentage of completion method, revenue is recognized on these contracts as work progresses during the period, based on the amount of actual cost incurred during the period compared to total estimated cost to be incurred for the total contract (cost-to-cost method). Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in cost of sales in the period in which the change is identified. If the contract is projected to create a loss, the entire estimated loss is charged to operations in the period such loss first becomes known. Approximately 67% and 61%, and 81% and 79%, of condensed consolidated revenue was recognized under the percentage of completion method during the three and nine months ended September 30, 2005 and 2004, respectively.

•	Goodwill and intangible asset valuation. The Company completed a goodwill impairment analysis in the fourth quarter of 2004, which was recently reviewed, and determined that an impairment charge to earnings was not required.

•	Inventory reserves and allowance for doubtful accounts. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. Allowances for doubtful

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
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
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting for Changes and Error Corrections — a replacement of Accounting Opinions Board (“APB”) Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to changes in accounting principles for prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after this statement was issued. The Company has adopted SFAS No. 154 as of its issuance and will apply its provisions to any changes in accounting principle that occur in future periods. The Company’s adoption of SFAS No. 154 did not have a material impact on the Company’s financial condition or results of operations during the three and nine months ended September 30, 2005.
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
September 30, 2005
(Thousands of Dollars)
(Unaudited)
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
In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The American Jobs Creation Act of 2004 (the Jobs Act) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the United States by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. During the first quarter of 2005, the Company took the initial steps to approve a domestic reinvestment plan to repatriate up to $12,000 although it had not yet made a determination as to whether the dividend received deduction permitted by Jobs Act would be beneficial. The Board of Directors of the Company has not yet approved the plan as of the end of the third quarter of 2005.
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2005
(Thousands of Dollars)
(Unaudited)
Future Factors include the following:

•	material weaknesses in internal controls;

•	substantial reliance on MECAR’s principal customers to continue to acquire products on a regular basis;

•	the cyclical nature of the Company’s military business;

•	rapid technological developments and changes and the Company’s ability to continue to introduce competitive new products and services on a timely, cost effective basis;

•	the ability of the Company to successfully continue to expand its business base;

•	the ability of the Company’s acquired businesses to mature and meet performance expectations;

•	the mix of products/services;

•	domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers;

•	changes in environmental and other domestic and foreign governmental regulations;

•	general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability;

•	the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions;

•	changes in government regulations;

•	liability and other claims asserted against us;

•	the ability to attract and retain qualified personnel; and

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times, and on the terms required to support the Company’s future business.
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
September 30, 2005
QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE
Allied is exposed to market risk from foreign currency fluctuations and interest rate changes. Allied uses derivatives to manage some portion of these risks. Additional information regarding the derivatives is contained in Note 3. As of September 30, 2005 and December 31, 2004, all of the derivatives were related to actual or anticipated exposures of the Company’s transactions.
Approximately 81% and 85% of the Company’s revenue for the nine months ended September 30, 2005 and 2004, respectively, was derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net earnings for the nine months ended September 30, 2005 and 2004 by approximately $0.5 million and $0.3 million, respectively
At September 30, 2005, Allied had $16 million of cash (including restricted cash). Assuming all the cash was available for investment, a 1% change in interest rates would impact interest income for the nine months ended September 30, 2005 and 2004 by $0.04 million and $0.08 million, respectively.

The Allied Defense Group, Inc.
September 30, 2005
DISCLOSURE CONTROLS AND PROCEDURES
1.	Evaluation of disclosure controls and procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to the Company’s management including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. The Company identified a material weakness in its internal control over financial reporting as outlined below. As a result, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2005. As set forth below, we are in the process of taking the steps necessary to remediate the material weakness.

2.	Changes in internal controls

Management assessed the effectiveness of the company’s internal control over financial reporting as of September 30, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of September 30, 2005, the company’s internal control over financial reporting is ineffective based on those criteria as set forth below.

We have become aware of a material weakness in our internal control over financial reporting. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 defines a material weakness as a significant deficiency, or a combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We determined that we had not met the documentation requirements to qualify for hedge accounting on certain derivative contracts received in 2005. As a result, the Company must restate its previously reported financial results for the first and second calendar quarters of 2005. For the third quarter of 2005 and for the first nine months of 2005 all derivatives are recorded on the balance sheet at fair value. Derivatives which are not designated as hedges for accounting purposes are adjusted to fair value through earnings, consistent with the requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).

Prior to the filing of this Form 10-Q, we began to take the steps necessary to remediate this material weaknesses in our internal control over financial reporting. We have engaged a third-party expert to assist us with our hedge documentation for all new forward contracts entered into. Accordingly, we believe that we are remediating the material weakness in our internal controls.

Except as set forth above, there have been no significant changes in our internal controls over financial reporting or, to our knowledge, in other factors that occurred during the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Allied Defense Group, Inc.
PART II — OTHER INFORMATION
September 30, 2005
Item 6 Exhibits
(a) Reports on Form 8-K
On July 26, 2005, the Company filed a Form 8-K reporting the resignation of its Chief Financial Officer, Charles A. Hasper.

On August 8, 2005, the Company filed a Form 8-K announcing a restatement of certain financial information previously reported for the years 2002, 2003, 2004, and the first quarter of 2005, and non-reliance on those previously filed financial statements.

On August 10, 2005, the Company filed a Form 8-K/A clarifying the reason for the restatement as set forth in the Form 8-K filed on August 8, 2005.

On August 16, 2005, the Company filed a Form 8-K providing its financial results for the quarter ended June 30, 2005.

On August 23, 2005, the Company filed a Form 8-K reporting the employment of its new Chief Financial Officer, Robert P. Dowski.

(b) Exhibit No.	Description of Exhibits
10.1	Employment Agreement between Allied and Robert P. Dowski
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Allied Defense Group, Inc.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.
/s/ Robert P. Dowski
Date: November 14, 2005	Robert P. Dowski
Chief Financial Officer and Treasurer