Form 10-K
period 2005-12-31
ALLIED DEFENSE GROUP INC
filed 2006-10-10
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2005 and June 30, 2006, the last days of the registrant’s two most recently completed second fiscal quarters, was $125,740,005 and $126,320,631 respectively. For purposes of this determination, only our directors and executive officers have been deemed affiliates.
The number of shares of registrant’s Common Stock outstanding as of September 29, 2006, was 6,032,465.

 iii

PART I
ITEM 1. BUSINESS
     The Allied Defense Group, Inc. (“Allied” or the “Company”) is a diversified, multinational portfolio of defense and security businesses. Through our two primary segments, Ammunition & Weapons Effects and Electronic Security we specialize in delivering sophisticated defense and security solutions for government and commercial requirements worldwide.
     Allied was incorporated as a Delaware corporation in 1961 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988 and subsequently changed its name to The Allied Defense Group, Inc. effective January 2, 2003. Allied’s strategic defense and security businesses are conducted through MECAR S.A. (“MECAR”), a group of Belgian and U.S. corporations consisting of VSK Electronics N.V., Télé Technique Générale S.A., Intelligent Data Capturing Systems N.V., VIGITEC S.A. and CMS Security Systems (collectively, “VSK”), MECAR USA, Inc. (“MECAR USA”), News/Sports Microwave Rental Inc. (“NSM”), Titan Dynamic Systems, Inc. (“Titan”), Global Microwave Systems, Inc. (“GMS”), and SeaSpace Corporation (“SeaSpace”). In late 2003, the Company organized MECAR USA, Inc. (“MECAR USA”). In 2004, Allied Technology, LLC (“Allied Technology”) was formed to coordinate the activities of MECAR USA and Titan. The following table summarizes the Company’s significant acquisitions:

Date	Company Involved	Event
May 31, 1994	VSK Electronics N.V. and Télé Technique Générale S.A.	Acquired
May 9, 1995	Intelligent Data Capturing Systems N.V.	Acquired
December 11, 1999	VIGITEC S.A.	Acquired
December 31, 2001	News/Sports Microwave Rental Inc.	Acquired
June 6, 2002	Titan Dynamic Systems, Inc.	Acquired
July 31, 2002	SeaSpace Corporation	Acquired
August 1, 2004	CMS Security Systems	Acquired
November 1, 2005	Global Microwave Systems, Inc.	Acquired
     In order to continue building a strong worldwide strategic portfolio of defense and security businesses and to improve profitability, Allied has adopted a growth strategy that focuses on the following objectives:
•	Stimulate organic growth by expanding product offerings, increasing market share in existing markets, and penetrating new markets
•	Enhance marketing and business development efforts between each subsidiary to increase sales and backlog
•	Successfully integrate new subsidiaries to ensure profitability and accretion
•	Make additional strategic acquisitions that complement existing operating segments
All amounts are reported in thousands of dollars, except for share data.
Description of Business
      Allied Allied provides management, strategic guidance, business development, sales, marketing, export licensing, procurement, logistic support, treasury and government relations services for its subsidiaries. Allied reorganized its operations in the 4th quarter of 2005 – adopting a new management model to increase coordination and synergies between the various operating units. The Company refocused itself on two core competencies – Ammunition and Weapons Effects and Electronic Security. Compliant with all the provisions of FAS 131 – “Disclosure about Segments of an Enterprise and Related information”, the Company will report the operations of MECAR, MECAR USA and Titan in one operating segment – Ammunition and Weapons Effects (AWE). MECAR and MECAR USA had previously been reported in the Ordnance and Manufacturing operating segment and Titan had been reported by itself in the Software, Training and Simulation operating segment.
     The Company retained the Electronic Security operating segment and added to it Global Microwave Systems (GMS) – which it acquired in November 2005. GMS makes video radio transmitters for use in military and civilian surveillance applications. Finally the Company took the SeaSpace subsidiary – formerly reported by itself in the Environmental Safety and Security Segment and renamed it Other. A more complete discussion of FAS 131 issues appears in later in this document. As required under FAS 131 the Company has restated all prior period segment information to be consistent with the 2005 segment reporting.
      Ammunition & Weapons Effects Segment
     This segment replaces the Ordnance & Manufacturing segment and is now combined with the former Software, Training & Simulation segment. This new segment includes the Belgium subsidiary MECAR and the two U.S. companies, MECAR USA (first became operational in 2005) and Titan (formerly in the Software, Training & Simulation segment). MECAR and MECAR USA focus on ammunition and light weapons, while Titan specializes in battlefield effects simulators utilizing pyrotechnic devices.

     MECAR. MECAR designs, develops, manufactures and sells ammunition and light weapons for military use. Substantially all of MECAR’s revenues are derived from the sale of ammunition which is used with weapons that are generally considered defensive weapons. From time to time, MECAR provides system integration services pursuant to which it purchases and resells weapon systems and/or ammunition manufactured by others. MECAR’s products consist of a wide variety of ammunition and grenades in the medium caliber, artillery, anti-tank and anti-personnel categories. The following are the principal products produced and sold by MECAR:
     Mortar Ammunition The 120mm family is state of the art ammunition for standard field mortars and for the turreted Armored Mortar System (AMS). The current version of this ammunition has successfully completed qualification with the U.S. Army, together with the 120mm AMS Light Armored Vehicle (LAV) system. This system is capable of direct as well as indirect fire, and MECAR has developed and qualified a direct fire fuze for the AMS. The 81mm family of mortar ammunition has been modernized to compete with the latest generation of this product line. A 60mm round of mortar ammunition is being developed.
     90mm Tank Ammunition MECAR develops and produces complete families of 90mm ammunition that include Armor Piercing Fin Stabilized Discarding Sabot (APFSDS), High Explosive (HE), High Explosive Anti-Tank (HEAT), Smoke (SMK) and High Explosive Squash Head (HESH) rounds for the COCKERILL Mk II and III, ENGESA EC-90, the DEFA F1 and the CN 90 F3 & F4 guns. The 90mm KENERGA Weapon System has been jointly developed by Cockerill Mechanical Systems (“CMI”) and MECAR to provide the modern LAV with anti-tank punch similar to that of tanks equipped with 105mm guns, without sacrifice to the range, mobility and maintainability of the light LAV. In this partnership, CMI is responsible for the weapon and MECAR for the ammunition. The ammunition products include the APFSDS, HESH and SMK versions with their corresponding training rounds.
     105mm Tank Ammunition MECAR produces the entire range of 105mm tank ammunition. These include the APFSDS, High Explosive Anti-Tank (HEAT), HESH and SMK, with their corresponding training rounds. Additionally, it has produced specialized short range training rounds for the Belgian Army. In 2003, MECAR, in partnership with L-3 Communications, won the competition to deliver the 105mm High Explosive Plastic — Tracer (HEP-T) and Training Practice — Tracer (TP-T) rounds to the U.S. Army for the Stryker BCT systems. The rounds have been type classified as the M393A3 and M467A1 respectively, and material release occurred in the 2nd quarter of 2005. MECAR has also produced 100mm APFSDS-T rounds for pro-western clients in the Far East.
     Other Ammunition MECAR has produced 155mm HE, SMK(WP) and Illuminating rounds for various customers. The 25mm APFSDS-T ammunition round is MECAR’s entry into the medium caliber arena. MECAR manufactures HE, HESH and HESH-PRAC ammunition for the 76mm L23 guns, which are in service with armored vehicles in several countries in Europe, South America, Africa and the Far East. MECAR has developed and manufactured ammunition for the 106mm Recoilless Rifle. MECAR has also developed and manufactured the 84mm SAKR Recoilless Rifle and its associated family of ammunition. The SAKR fills the gap between rifle grenades and the 90mm family of guns and ammunition. The SAKR ammunition (HEAT, HE, SMK, ILL and HEAT-TP-T) is also interoperable with existing 84mm systems.
     Grenades MECAR manufactures two types of grenades: the M72 controlled fragmentation hand grenade and the universal bullet trap rifle grenade. The universal bullet trap rifle grenade is designed to be light, effective, accurate and simple to use. It is fitted over the muzzle of any standard military rifle with a muzzle outer diameter of 22mm and fired from the shoulder in the normal manner. MECAR manufactures several different bullet trap grenades including high explosive fragmentation, anti-personnel, armor piercing, smoke generating, white phosphorus, and parachute flare (night illuminating). A new dual-purpose rifle grenade with an electronic dual safety fuse is under development for a European client.
     MECAR USA. MECAR USA is pursuing contracts from the U. S. Government and others for ammunition and pyrotechnics devices. MECAR USA became operational in late-2005 following completed construction of a new facility in Marshall, Texas and is focusing on the 105mm tank ammunition market.
     Titan. Titan designs, manufactures and sells an extensive line of battlefield effects simulators. These systems provide military personnel with real time, thermal, audio/visual battlefield effects commonly experienced in wartime to enhance training realism. The simulators fire pyrotechnic cartridges that simulate the flash, smoke and sound of fired or exploding ammunition and ordnance systems. Titan’s principal product lines are Omega 36/B2 and Omega 60/B2 battlefield effects simulators (BES), the Multi Air Defense Simulator System (MADSS), the Rocket Propelled Grenade System (RPGS) and the E-Pryo Simulator devices. The Omega 36/B2 and the Omega 60/B2 BES are 36 shot and 60 shot programmable dispensers which discharge multiple Titan-produced cartridges that produce various pyrotechnic effects such as flash/bang, colored smokes, air burst, star clusters and missile firing signatures. The MADSS and the RPGS are multi-spectrum training systems used to simulate aircrew’s and ground crew’s internal attack warning systems while also providing the real-time thermal/audio/visual battlefield effects related to the attack. The Company’s focus for the future is to design and manufacture innovative new products for the military training environment and exploit its patented initiation technologies to a wide variety of applicable commercial fields.
     Allied Technology. Allied Technology was formed in 2004 and is a holding company for MECAR USA and Titan to administer contracts and coordinating the operational and management activities of these two companies.
     Electronic Security Segment
     This segment includes VSK located in Belgium, NSM and Global Microwave Systems (acquired in November, 2005). The Electronic Security segment provides products in the areas of security systems, surveillance and, electronic data transmission.
     VSK Group. VSK designs, manufactures, sells, and installs security systems for government and private industry. VSK consists of five companies: VSK Electronics N.V., Télé Technique Générale S.A., Intelligent Data Capturing Systems (IDCS) N.V., VIGITEC S.A., and CMS Security Systems, Inc. VSK Electronics N.V. manufactures access control and fire detection systems; Télé Technique Générale S.A. installs security systems; IDCS N.V. manufactures integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and CMS Security Systems manufactures and markets its own products—access control systems—and will market VSK products once final product certifications are received in 2006. These firms combine to create a wealth of technical knowledge in hardware and software development and closed circuit monitoring, along with the latest trends in data transmission and communication protocols for a host of protection and detection security systems. VSK’s systems offer total integration with all aspects of data collection and management, surveillance, protection and detection with either direct and/or remote programming options for maximum control. The latest technological systems include biometric verification, asset tracking and digital closed circuit television distribution. VSK acquired CMS Security Systems, Inc. on August 1, 2004 with a goal of using this entity to market VSK Group products in the North American market. VSK Group products are currently undergoing testing and certifications required before such products can be marketed and sold in the United States. We estimate that final certifications will be received in late 2006.
     NSM. NSM develops sophisticated microwave surveillance systems used in law enforcement, port security, border security, airport security, high-end commercial security, and citywide surveillance applications and defense applications. The company is currently providing operations support for U.S. forces in Iraq. The company’s products and services are used for gathering, transmitting, receiving and processing multiple signals from remote locations. The company develops, assembles and sells electronic technology products and systems for users to operate through the company’s proprietary hardware, software and communication links. NSM’s systems and products include cameras, command/control systems, video concealments, microwave link solutions, and other sensors. NSM offers fixed observation/transmit surveillance installations in addition to mobile command centers and airborne camera/tracking/transmit packages.
     Global Microwave Systems. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage. GMS’s proprietary products occupy a commanding position within the Federal law enforcement community, and are widely used in organized crime, narcotics, and anti-terrorism investigations and prosecutions. GMS products are currently in use by both U.S. and coalition forces in counter-insurgency and anti-terrorism operations abroad. Because of their sub-miniature size, low power requirements, high fidelity, and long ranges, they have proven ideal for incorporation into the sensor suites of unmanned vehicles.
Other Segment.
     This segment includes the formerly named Environmental Safety & Security segment and provides products in the area of environmental monitoring and consists solely of SeaSpace.
     SeaSpace. SeaSpace designs, manufactures, distributes and services weather and environmental satellite ground reception systems. Its proprietary TeraScan® software processes earth remote sensing satellite data for mission-critical applications requiring timely and accurate weather and environmental information. Founded in 1982, SeaSpace pioneered the development of cost-effective, easily deployed systems, and has built a worldwide base of over 450 military, commercial, and academic customers. SeaSpace has also established market leadership in development and deployment of ground stations supporting the newest generation of “X-Band” satellites being launched by NASA and other organizations. The company also manufactures and markets a line of antenna products for satellite communications.

Geographic Areas and Industry Segments
     See Note V to Allied’s consolidated financial statements for information concerning the geographic areas and industry segments of Allied which information is incorporated herein by reference. As noted above, in late 2005, the Company revised its segments from four to three. The Company operates in two principal segments and one smaller segment: Ammunition & Weapons Effects segment which consists of MECAR, MECAR USA and Titan and the Electronic Security segment which consists of VSK, NSM, and GMS. The Other segment consists soley of SeaSpace.
Market and Customers
     Allied derives the principal portion of its revenue in the Ammunition & Weapons Effects segment from direct and indirect sales to foreign governments and prime contractors, primarily on fixed price contracts. One foreign government accounted for approximately 44% in 2005, 56% in 2004, and 58% in 2003, of Allied’s revenue, directly or indirectly, as detailed in Note A to Allied’s consolidated financial statements. Commencing in early 2000, MECAR designated a former marketing representative as its independent distributor/value added reseller to foreign government customers (the “Distributor”). The Distributor obtains a contract from the end user customer and subcontracts a portion of the work to MECAR. The products that MECAR produces are sold to the Distributor for resale to the foreign government agencies end users.
     Ammunition & Weapons Effects products are sold either directly or indirectly to the defense departments of governments. MECAR is regulated by Belgian law regarding the foreign governments with which it may do business. The sales by MECAR in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. An order for MECAR’s products is often for a large quantity and/or a substantial aggregate price, primarily because materials required for the manufacture of the products cannot be economically purchased in small quantities and because of the favorable economies of large volume production. Most of the contracts received by MECAR require delivery in approximately one year. Accordingly, MECAR’s business is dependent upon its ability to obtain such large orders. MECAR frequently accepts smaller orders in an attempt to increase its customer base and efficiently use its manufacturing capacity.
     When MECAR obtains a contract for the sale of its products, it generally receives down payment(s) and/or letter(s) of credit to be applied to the purchase price upon shipment of the products. In such cases, MECAR is generally required to provide advance payment guarantees and performance bonds issued by its bank syndicate. MECAR has from time-to-time received foreign military sale (“FMS”) contracts from the U.S. Government for the manufacture of ammunition for the benefit of a foreign government customer. Such contracts may be terminated for convenience by the government or upon default by the manufacturer. The contracts received by MECAR through the FMS system do not require down payments, letters of credit, advance payment guarantees or performance bonds. MECAR USA’s current customers are the United States Government and U.S.-based prime contractors. Titan customers include a number of Army, National Guard and Marine Corps ranges and training centers.
     In the Electronic Security segment, VSK derives substantially all of its revenue from sales and services to private industry such as banks, hospitals, commercial businesses, office buildings and to local governments. VSK sells some of its products/services directly to the end users; in most instances it sells its systems to independent distributors and resellers for resale to the end users. The customers of VSK are principally located in Belgium and in neighboring countries. While most of the orders received by VSK are for work which can be completed within one year, it has received multi-year orders for its products and services. VSK Electronics and IDCS sell their products principally in European markets. VIGITEC and Télé Technique Générale sell their products in Belgium and in other European markets. CMS Security Systems sells its products principally in the U.S.. VSK expects to market its products in the U.S. through CMS Security Systems following final product certifications, the last of which are expected to be received in late 2006. NSM’s customers include U.S. Government agencies, as well as, state and local law enforcement agencies. The U.S. Government agencies have historically accounted for a majority of NSM’s revenues. GMS sells its products to Law Enforcement markets and integrators in the surveillance, search and rescue, military, TV broadcast and entertainment markets worldwide. The Electronic Security segment is not dependent upon any single large customer for a majority of its revenue.
     In the Other segment, SeaSpace customers include numerous users with need for mission-critical weather and environmental information, including scientists/researchers, universities, military forces and other government and commercial users. The Other segment is not dependent upon any single large customer for a majority of its revenue.
Principal Customers
     MECAR has historically received a large percentage of its revenue from agencies of a foreign government. See Note A to Allied’s consolidated financial statements. MECAR receives contracts for the benefit of these customers via the Distributor and has also received contracts for the benefit of these customers via the FMS program. Each of NSM and Titan has historically received the substantial majority of its revenue from agencies of the U.S. Government. GMS receives the substantial majority of its revenue from long term Government Federal Agency contracts, and from customers who integrate their products in Military UAV/UGV programs and TV broadcasters.

Raw Materials and Suppliers
     In the Ammunition & Weapons Effects segment, production of ammunition requires an ample supply of chemicals, pyrotechnic materials, metal component parts and casings. MECAR generally attempts to ensure that several vendors will be available in the open market to compete for all supply contracts. However, once the development phase is complete and the design has been stabilized for certain products, the continued availability of supplies can become critical to its ability to perform a particular contract. MECAR seeks to protect itself against shortages and similar risks by planning alternative means of production, by producing internally, and by monitoring the availability and sources of supplies. MECAR and MECAR USA depend upon major suppliers to provide a continuous flow of such components and materials where in-house capability does not exist, and has generally found such materials and supplies to be readily available. In 2003, MECAR acquired certain assets of a pyrotechnics supplier to mitigate future supply issues. Titan has adequate numbers of suppliers for most components. If a vendor change or addition is required, additional time and funds may be required to evaluate and certify vendors prior to use. In the past, this has not been a critical problem.
     In the Electronic Security segment, VSK, NSM and GMS rely upon a number of select subcontractors to supply the requisite electronic hardware for its security systems. To date, each entity has found such subcontract materials to be readily available. All three firms outsource the majority of their hardware assembly and manufacturing while maintaining the core design, assembly, integration, engineering and test activities in house.
     In the Other segment, SeaSpace uses a variety of high quality vendors to produce various hardware components and subsystems. Adequate numbers of vendors exist for all significant components and subsystems. Software is developed in-house with existing technical staff.
     Prolonged disruptions in the supply of any of the Company’s raw materials, difficulty completing qualification of new sources of supply, or implementing use of replacement materials or new sources of supply could have a material adverse effect on the Company’s business, financial condition, or results of operations.
Marketing
     Most of the marketing activities of the Ammunition & Weapons Effects segment are handled by MECAR, MECAR USA and Titan staff of sales engineers, executive personnel and a parent company business development team dedicated to the AWE segment. In addition, MECAR advertises in trade journals and participates in trade shows. MECAR is also represented by marketing representatives in different markets and has designated a Distributor for indirect sales to its principal end user customers.
     Electronic Security segment markets its products principally through its executive personnel and the staff of sales personnel of VSK, NSM and GMS and a parent company business development team dedicated to the ES segment. Marketing activities of VSK outside of Belgium are conducted by independent distributors. GMS marketing includes exhibiting at industry trade shows, industry publications and Internet search advertising. GMS also relies on System Integrators and OEM customers for resale of its products. In addition, the Electronic Security segment advertises in trade journals and participates in trade shows.
     The Other segment markets its products in the United States principally through its executive management and its sales personnel. Marketing activities outside of the United States are conducted by independent distributors, supported by SeaSpace executive management and sales personnel. In addition, the Other segment advertises in trade journals and participates in trade shows.
Research and Development
     In the Ammunition & Weapons Effects segment, the development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 2005, 2004, and 2003, the Ammunition & Weapons Effects segment expended $1,854, $1,579 and $1,092, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems.

     The Electronic Security business requires continuous investment in research and development to update and enhance its security systems. VSK, NSM, GMS employ staffs of design engineers specialized in the field of electronic hardware and software system design During 2005, 2004, and 2003, the Electronic Security segment expended $4,421, $2,741 and $2,452, respectively, on research and development.
     The Other segment requires regular investment in research and development to continually update and enhance its products to remain competitive. SeaSpace employs design engineers specialized in the fields of electronic hardware/software and weather and environmental satellite ground reception systems. $915, $2,375 and $988 was expended on research development in 2005, 2004 and 2003, respectively.
Backlog
     As of December 31, 2005 and December 31, 2004, Allied had backlog orders believed to be firm, after giving effect to the percentage of completion method of accounting for its contracts of approximately $93.3 million and $77.3 million, respectively. A substantial portion of the backlog of orders as of December 31, 2005 is expected to be filled in 2006. The December 31, 2005 and 2004 backlog was as follows:

	December 31, 2005	December 31, 2004
Ammunition & Weapons Effects	$71.1 million	$51.2 million
Electronic Security	$20.0 million	$24.6 million
Other	$2.2 million	$1.5 million

Total	$93.3 million	$77.3 million
     Electronic Security backlog included an unfunded portion from a federal contract of $8.3 million and $9.4 million at December 31, 2005 and 2004, respectively.
Competition
     The munitions business is highly competitive. MECAR has a number of competitors throughout the world, including the United States. Many of its competitors are substantially larger companies with greater capital resources and broader product lines. Many of its competitors have existing relationships with governments and countries in which MECAR markets its products. For example, many countries will only acquire ammunition and other military items from vendors located in said countries. In many other countries, it is important to have an independent marketing representative. Competition is mainly based upon accessibility to potential markets, technical expertise, quality, capabilities of the product, price and ability to meet delivery schedules. The downsizing of the munitions industrial base has resulted in a reduction in the number of competitors through consolidations and departures from the industry. This has reduced the number of competitors in some programs, but has strengthened the capabilities of some of the remaining competitors. In addition, it is possible that there will be increasing competition from the remaining competitors in business areas they do not currently compete in. The U.S. battlefield effects simulator market where Titan competes is relatively small and has been principally served by an entrenched, substantially larger competitor. Historically, the market has not attracted new entrants. Titan believes that it has superior technology that should permit it to gain a substantially larger share once required government testing and certification is completed.
     The nature of the competition encountered by the Electronic Security segment depends upon the sub-segment of the security systems business. In the development and manufacturing area, there are a number of larger competitors, many with greater financial resources than VSK. In the installation and services area, VSK competes with a number of smaller, local competitors. VSK anticipates attempting to market and sell its products in the United States where there are a number of well-established competitors. NSM competes with niche suppliers of specialized security products as well as much larger companies with substantially greater financial and other resources. GMS competes with a small number of different manufacturers that operate in its niche markets.
     Competition at SeaSpace, in the Other segment, for ground station systems and antennas is vigorous but usually limited to fewer than a dozen suppliers, some of which are substantially larger than SeaSpace. Competition often hinges on customer satisfaction, risk associated with trying a new supplier on mission-critical applications, technical capability and price. In recent years, demand has temporarily softened due to a short-term decrease in the number of world-wide satellite launches. As a result, price competition has intensified in this segment, resulting in reduced prices and margins.

Seasonal Nature of Business
     The Company’s business in general is not seasonal, although the summer and winter holiday seasons affect Company revenue because of the impact of holidays and vacations on the Company’s international operations. Variations in the Company’s business may also occur at the expiration of major contracts until such contracts are renewed or new businesses obtained.
     The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpected fiscal year funds. Moreover, in the years when the U.S. Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a “continuing resolution” that authorizes agencies of the government to continue to operate but traditionally does not authorize spending on new initiatives. When the government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect the Company’s revenue and profit during the period of delay.
Personnel
     As of December 31, 2005, the Company collectively had 698 full and part-time employees as follows:

	Technical & salaried	Hourly	Part-time	Technical
	employees	workers	employees	consultants	Total
Allied	10	—	—	—	10
MECAR	55	295	3	4	357
VSK Group	136	15	2	—	153
NSM	41	14	—	5	60
GMS	17	18	1	—	36
SeaSpace	30	5	—	5	40
Titan	12	12	—	—	24
MECAR USA	7	11	—	—	18

Total	308	370	6	14	698

     The classification of employees noted above for MECAR and VSK is in accordance with Belgian law. MECAR’s hourly workers are represented by a labor union. The Company’s relations with the labor union have historically been good.
Patents and Trademarks
     NSM holds a patent on a mechanical mast that is a key component of certain security systems it supplies to law enforcement agencies. The patent was granted in 1997. Titan holds patents on its weapon discharge simulation system (granted in 1993), its electrostatically dischargeable primer (granted in 1999), its electric impulse cartridge (granted in 2001) and an electric gun (granted in 2002). SeaSpace has the TERASCAN and SEASPACE trademarks and has a patent pending on its new AXYOM antenna technology. None of the other Allied subsidiaries holds other significant patents or trademarks.
Environmental Regulations
     Allied does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position, although new environmental regulations which go into effect in Belgium in the coming years will require some level of expenditures by MECAR. The expenditures are expected to aggregate approximately $100 to $200.
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

ITEM 1A. RISK FACTORS
OUR FINANCIAL RESULTS CONTINUE TO BE LARGELY INFLUENCED BY THE RESULTS OF MECAR.
     MECAR continues to provide the principal portion of our revenues. In 2005, 2004 and 2003, MECAR contributed 60%, 64%, and 73%, respectively, of our annual revenue.
AT MECAR, OUR REVENUE CONTINUES TO BE CONCENTRATED AMONG A SMALL NUMBER OF CUSTOMERS.
     A significant percentage of our revenue is concentrated among a relatively small number of end-user customers. During the last five calendar years, two agencies of The Kingdom of Saudi Arabia and the U.S. Army, via direct sales and Foreign Military Sales (FMS), have provided the majority of our revenues. The loss of such a significant customer or a substantial decrease in sales to such a customer would have a material adverse effect on our revenue and operating results. Additionally, there may be significant gaps in time periods between receipt of significant contracts from these customers which may cause substantial swings in our operating results.
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
OUR MARKETS FOR AMMUNITION SALES ARE LIMITED BY THE AVAILABILITY OF BELGIAN EXPORT LICENSES.
     Belgian law requires that MECAR obtain a government-issued export license to ship its ammunition products to other countries for each order it receives. From time to time, MECAR has been forced to decline an order from a customer due to refusal of the government to issue the export license. Such refusals have been based on actual or perceived deficiencies of the recipient country’s government or for other reasons. Failure to obtain export licenses for sales to MECAR’s traditional customer base would adversely affect our operations and financial results.
OUR SUPPLIERS HAVE FROM TIME TO TIME BEEN LATE IN DELIVERY OF KEY SUPPLIES WHICH HAS DELAYED OUR PRODUCTION AND HAD A NEGATIVE IMPACT ON OUR FINANCIAL RESULTS.
     MECAR’s operations are dependent on the ability of certain suppliers to deliver supplies on a timely basis. From time to time, MECAR has experienced substantial delays in receipt of needed supplies which has caused delays in MECAR’s production activities.
FIRES OR EXPLOSIVE INCIDENTS MAY DISRUPT OUR AMMUNITION & WEAPONS EFFECTS BUSINESS.
     MECAR’s products frequently involve the manufacture and/or handling of a variety of explosive and flammable materials. From time to time, this manufacturing and/or handling has resulted in incidents that have temporarily shut down or otherwise disrupted our manufacturing, causing production delays and resulting in liability for workplace injuries. We cannot assure you that we will not experience these types of incidents in the future or that these incidents will not result in production delays or otherwise have an adverse effect on our business, financial condition or results of operations.
MECAR’S UNION WORKFORCE COULD ADVERSELY AFFECT OUR BUSINESS.
     MECAR’s employees are unionized. Our inability to negotiate acceptable terms with the unions could result in strikes or work stoppages or increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could adversely affect our business, financial condition or results of operations. The union employees are not subject to a national collective bargaining agreement with an established expiration date.

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
NEWLY FORMED SUBSIDIARIES MAY NOT PERFORM AS EXPECTED.
     MECAR USA was formed to acquire munitions contracts in the United States and to serve as an extended production facility for MECAR. Risks include the inability of MECAR USA to negotiate or win contracts in the United States, an unwillingness by potential customers to contract with a newly formed company, and/or the inability to generate enough revenue to cover operating costs over the long-term. Nor are there any guarantees that MECAR will be able to forward new or existing orders for fulfillment at MECAR USA.
LARGE CONTRACT ORDERS MAY NOT BE FULFILLED.
     Due in part to a substantial Battlefield Effect Simulator (BES) contract award received in 2005, we expect that Titan will need to grow substantially to fulfill contract demands. Such expected large orders may not be performed on a profitable basis as Titan ramps up to meet the expected demand due to an inability to find key engineering personnel, enough production workers, supplier disruptions, etc.
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
     Due to these and other factors, quarterly or annual revenue, expenses and results of operations could vary significantly in the future, and period-to-period comparisons should not be relied upon as indications of future performance.
BECAUSE WE SELL SOME OF OUR PRODUCTS IN COUNTRIES OTHER THAN THE UNITED STATES, WE MAY BE SUBJECT TO POLITICAL, ECONOMIC, AND OTHER CONDITIONS THAT COULD RESULT IN REDUCED SALES OF OUR PRODUCTS AND WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

     Sales to customers outside the U.S. has historically accounted for the vast majority of our revenue. Accordingly, we are subject to political, economic and other conditions affecting countries or jurisdictions other than the U.S., including the Middle East, Europe and Asia. Any interruption or curtailment of trade between the countries in which we operate and their present trading partners, change in exchange rates, significant shift in trade policies or a significant downturn in the political, economic or financial condition of these countries could cause demand for and sales of our products to decrease, cause disruption of our supply channels or otherwise disrupt our operations, cause our costs of doing business to increase, or subject us to increased regulation including future import and export restrictions, any of which could adversely affect our business.
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
WE ARE DEPENDENT UPON KEY PERSONNEL WHO WOULD BE DIFFICULT TO REPLACE AND WHOSE LOSS COULD IMPEDE OUR DEVELOPMENT.
     We are highly dependent on key personnel to manage our businesses, and their knowledge of business, management skills and technical expertise would be difficult to replace. The loss of key employees could limit or delay our ability to develop new products and adapt existing products to our customers’ evolving requirements and would also result in lost sales and diversion of management resources. Because of competition for additional qualified personnel, we may not be able to recruit or retain necessary personnel, which could impede development or sales of our products. Our growth depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, technical, financial, sales and marketing personnel in our industry. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may, from time to time, experience inadequate levels of staffing to develop and market our products and perform services for our customers.
OUR BUSINESS COULD BE ADVERSELY AFFECTED BY SIGNIFICANT CHANGES IN THE CONTRACTING OR FISCAL POLICIES OF THE U.S. FEDERAL GOVERNMENT.
     We have begun to derive substantial revenues from contracts with the U.S. federal government and we believe that the success and development of our business will continue to depend on our successful participation in U.S. federal government contract programs. Accordingly, changes in U.S. federal government contracting policies could directly affect our financial performance. Among the factors that could materially adversely affect our U.S. federal government contracting business are:
•	budgetary constraints affecting U.S. federal government spending generally, or specific departments or agencies in particular, and changes in fiscal policies or available funding;

•	changes in U.S. federal government programs or requirements;

•	the adoption of new laws or regulations;

•	technological developments;

•	U.S. federal governmental shutdowns and other potential delays in the government appropriations process;

•	delays in the payment of our invoices by government payment officers due to problems with, or upgrades to, government information systems, or for other reasons;

•	competition and consolidation in the relevant industries; and

•	general economic conditions.
     These or other factors could cause U.S. federal governmental agencies to reduce their purchases under contracts, to exercise their right to terminate contracts or not to exercise options to renew contracts, any of which could have a material adverse effect on our financial condition and operating results.
     Our government contracts may be terminated at any time prior to their completion, and if we do not replace them, our operating results may be harmed.
     We derive revenues from government contracts that typically are awarded through competitive processes and span one or more base years and one or more option years. Government agencies generally have the right not to exercise these option periods.

In addition, many of our contracts contain provisions permitting a government client to terminate the contract on short notice, with or without cause. A decision not to exercise option periods or to terminate contracts would reduce the profitability of these contracts to us.
     Upon contract expiration, if the customer requires further services of the type provided by the contract, there is frequently a competitive re-bidding process and there can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract. The unexpected termination of one or more of our significant contracts could result in significant revenue shortfalls the imposition of fines or damages or our suspension or debarment from bidding on additional contracts could harm operating results for those periods.
     Most government contract awards are subject to protest by competitors. These protests could also result in a requirement to resubmit bids for the contract or in the termination, reduction or modification of the awarded contract.
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
ACQUISITIONS MAY HAVE ADVERSE CONSEQUENCES FOR OUR BUSINESS.
     In late 2001 and during 2002, we completed the acquisitions of NSM, Titan and SeaSpace. In 2004, we acquired CMS Security Systems and in 2005, we acquired Global Microwave Systems. We will continue to review opportunities to acquire and may acquire other businesses. However, we cannot be sure that we will be able to locate suitable acquisition opportunities. The acquisitions that we have completed and which we may complete in the future could result in the following, any of which could seriously harm our results of operations or the price of our stock: (i) issuances of equity securities that would dilute the percentage ownership of our current stockholders; (ii) large one-time write-offs or a series of operating losses; (iii) the incurrence of debt and contingent liabilities; (iv) difficulties in the assimilation and integration of the acquired companies; (v) diversion of management’s attention from other business concerns; (vi) contractual disputes; (vii) risks of entering geographic and business markets in which we have no or only limited prior experience; and (viii) potential loss of key employees of acquired organizations.
POTENTIAL UNDISCLOSED LIABILITIES ASSOCIATED WITH ACQUISITIONS – WE MAY BE SUBJECT TO CERTAIN LIABILITIES ASSUMED IN CONNECTION WITH OUR ACQUISITIONS THAT COULD HARM OUR OPERATING RESULTS.
     We conduct due diligence in connection with each of our acquisitions. In connection with any of our acquisitions, there may be liabilities that we fail to discover or that we improperly assess in our due diligence efforts. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, or failed to fulfill their contractual obligations to the U.S. federal government or other customers, we, as the successor owner, may be financially responsible for these violations and failures and may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could harm our operating results.
WE HAVE DEMANDS ON OUR CASH RESOURCES IN ADDITION TO INTEREST AND PRINCIPAL PAYMENTS ON OUR DEBT, INCLUDING, AMONG OTHERS, OPERATING EXPENSES. OUR LEVEL OF INDEBTEDNESS AND THESE SIGNIFICANT DEMANDS ON OUR CASH RESOURCES COULD:
•	make it more difficult for us to satisfy our obligations,

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in our lines of business,

•	place us at a competitive disadvantage compared to competitors that have lower debt service obligations and significantly greater operating and financing flexibility,

•	limit, along with the financial and other restrictive covenants applicable to our indebtedness, among other things, our ability to borrow additional funds,

•	increase our vulnerability to general adverse economic and industry conditions, and

•	result in an event of default upon a failure to comply with financial covenants contained in any existing credit facilities which, if not cured or waived, could have a material adverse effect on our business, financial condition, or results of operations.

•	Should any significant combination of these risks materialize, we could run out of cash as early as Q1 of 2007.
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
WE MAY NOT BE ABLE TO TIMELY REPAY OUR OUTSTANDING INDEBTEDNESS.
     We recently issued $30 million of convertible notes. We also intend to obtain a senior credit facility. If we encounter unexpected setbacks, we may be unable to repay these loans.
     The Company may not be able to finalize any of the lines of credit described in its discussion of Liquidity and Capital Resources. It may not receive significant new orders from our key customer in the Middle East nor may it be able to sufficiently trim expenses at its MECAR to ensure a cash breakeven operation in 2007. The Company may have to continue to fund operations at operating units that it had projected to be cash neutral to positive in late 2006 and early 2007. VSK may not have any excess cash with which to provide a significant cash dividend. The Company may not be able to disposition any of its core or non strategic assets.
     Should any significant combination of these risks materialize, the Company could run out of cash as early as Q1 of 2007.
WE MAY NEED TO RAISE ADDITIONAL CAPITAL ON TERMS UNFAVORABLE TO OUR STOCKHOLDERS.
     Based on our current level of operations, we believe that our cash flow from operations, together with amounts we expect to be able to borrow under our senior secured credit facility, will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for the foreseeable future. However, we do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the defense and security industries. Further, our acquisition strategy will likely require additional equity or debt financings. Such financings could also be required to support our traditional and recently acquired operating units. There is no assurance that we will be able to obtain such financings to fuel our growth strategy and support our existing businesses.
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
OUR EMPLOYEES MAY ENGAGE IN IMPROPER ACTIVITIES WITH ADVERSE CONSEQUENCES TO OUR BUSINESS.
     As with other government and other contractors, we are faced with the possibility that our employees may engage in misconduct, fraud or other improper activities that may have adverse consequences to our prospects and results of operations. Misconduct by employees could include failures to comply with U.S. federal government regulations, violation of requirements concerning the protection of classified information, improper labor and cost charging to contracts and misappropriation of government or third party property and information. The occurrence of any such employee activities could result in our suspension or debarment from contracting with the U.S. federal government, as well as, the imposition of fines and penalties which would cause material harm to our business.

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
THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.
     The price of our common stock is volatile. From January 1, 2006 to September 29, 2006, the closing price of our common stock has ranged from a high of $23.45 to a low of $16.45. The volatile fluctuations of the market price are based on (1) the number of shares we may be required to issue in the future, compared to the market demand for our shares; (2) our performance and meeting expectations of our performance, including the development and commercialization of our products and proposed products; (3) market conditions for companies in the small capitalization sectors; and (4) general economic and market conditions.
STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF CONVERTIBLE NOTES AND WARRANTS.
     In March 2006, the Company completed a debt offering and issued $30 million in convertible with an exercise price of $26.46 per share for a total potential conversion of approximately 1,134,000 shares. In addition, 226,800 warrants were issued with the debt offering. If all of the warrants are exercised and the debt is fully converted to Allied stock, current stockholders will experience a significant dilution in their ownership of the Company.
THE PRICE OF OUR SHARES MAY BE ADVERSELY AFFECTED BY THE PUBLIC SALE OF A SIGNIFICANT NUMBER OF THE SHARES ELIGIBLE FOR FUTURE SALE.
     All outstanding shares of our common stock are freely transferable or transferable under Rule 144. A significant number of additional shares may be issued upon conversion of the notes and exercise of the warrants. Sales of large amounts of common stock in the public market could materially adversely affect the share price. Such sales also may inhibit our ability to obtain future equity related financing on acceptable terms.
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

     On June 6 2006, the Board of Directors modified the Company’s shareholder rights plan to increase the “acquiring person” threshold from 15% to 20%.
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
AS OF DECEMBER 31, 2005, ALLIED HAD MATERIAL WEAKNESSES IN ITS INTERNAL CONTROLS, AND ITS INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT EFFECTIVE AS OF THAT DATE. IF ALLIED FAILS TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, IT MAY NOT BE ABLE TO PROVIDE TIMELY AND ACCURATE FINANCIAL STATEMENTS.
     As more fully described in Item 9A, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. As a result of management’s assessment, management has concluded that, as of December 31, 2005, Allied did not maintain effective internal control over financial reporting. Additionally, our auditor, BDO Seidman LLP, issued a disclaimer of opinion with regards to Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.
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
     We have identified control deficiencies in our internal control over financial reporting, and we are implementing new or revised controls to address these matters. The steps we have taken and are taking to address the material weaknesses may not be effective, however. Any failure to effectively address control deficiencies or implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to obtain financing, harm our reputation, disrupt our ability to process key components of our result of operations and financial condition timely and accurately and cause us to fail to meet our reporting obligations under SEC rules and our various debt arrangements. Any failure to remediate the material weakness or significant deficiencies identified in our evaluation of our internal controls could preclude our management from determining our internal control over financial reporting is effective or, otherwise, from issuing in a timely manner its management report in the future.

ITEM 2. PROPERTIES
     Allied’s principal executive offices are located in Vienna, Virginia, where it leases approximately 3,900 square feet of office space. The lease expires in February 2013. The following table shows the principal properties of Allied’s subsidiaries as of December 31, 2005:

		Square Footage
Location	Property	Owned	Leased	Industry Segment
Nivelles, Belgium	Office/Mfg	140,000		Ammunition & Weapons Effects (1)
Harelbeke, Belgium	Office/Mfg	25,600		Electronic Security (2)
Heppignies, Belgium	Office/Mfg	9,600		Electronic Security (2)
Brussels, Belgium	Office/Mfg	8,700		Electronic Security (2)
Hasselt, Belgium	Office/Mfg	7,500		Electronic Security (2)
Huntington Beach, CA	Office/Mfg		3,100	Electronic Security (2)
Spring Valley, CA	Office/Mfg		18,400	Electronic Security (3)
Poway, CA	Office/Mfg		24,400	Other (4)
Carlsbad, CA	Office/Mfg		17,100	Electronic Security (5)
Marshall, TX	Office/Mfg	12,800	4,300	Ammunition & Weapons Effects (6)
Marshall, TX	Office/Mfg		28,600	Ammunition & Weapons Effects (7)

(1)	MECAR’s principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which was occupied by MECAR in 1989. The manufacturing area is approximately 112,000 square feet and the administration facility is approximately 28,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. MECAR also previously owned 600 acres in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was previously used as a test range. MECAR ceased its use of the Ardennes firing range in 2001, and sold the property at the end of 2005. MECAR is now utilizing other test ranges, including a test range owned by the Belgian Army, although it is also exploring the prospects of securing the use of a new test range. Throughout 2005, MECAR operated using one full and two partial shifts. MECAR is currently not operating near its productive capacity.

(2)	VSK operates from owned facilities throughout Belgium, as well as a leased facility in California. Such facilities are currently operating at approximately 85% of productive capacity.

(3)	NSM operates from leased office, production and warehouse facilities in Spring Valley, California. In 2004, NSM expanded to a second warehouse facility in close proximity to its original facility providing an additional 10,000 square feet. The original facility is leased on a month to month basis while the additional 10,000 square feet are leased through June 30, 2008.

(4)	SeaSpace operates from leased office, production and warehouse facilities in Poway, CA. The lease expires in June, 2009 and the facility is currently operating at approximately 70% of productive capacity. In 2004, SeaSpace expanded its production and warehouse facilities in close proximity to its original facility providing an additional 10,400 square feet at year end.

(5)	Global Microwave Systems operates from leased facilities in Carlsbad, CA. The office lease expires October 2007.

(6)	Titan operates from a facility in Marshall, TX that is 30% dedicated to office space and 70% to production. Titan also leases an additional 3,800 sq feet of production space for which the lease will not be renewed after the first quarter of 2006. . Included with the Titan lease numbers is the 503 square feet of office space Allied Technology, LLC leases on the Texas Tech University campus. The facilities at Titan have been sized in anticipation of future period revenue growth and it is not currently operating at its productive capacity

(7)	MECAR USA operates from an office and manufacturing facility in Marshall, Texas, constructed in 2005 with assistance from the local development authority. In addition to the manufacturing facility, MECAR USA leased 12,500 square feet of warehouse space in 2005 and increased that to 49,000 square feet in January 2006. Titan relocated its operations to share this facility with MECAR USA and Allied Technology, LLC also shares 500 square feet of office space in the facility. The facilities at MECAR USA have been sized in anticipation of future period revenue growth and it is not currently operating at its productive capacity.
The above facilities are considered to be in good operating condition, adequate for present use, and have sufficient plant capacity to meet current and anticipated operating requirements.
ITEM 3. LEGAL PROCEEDINGS
     There are no material pending legal proceedings, other than ordinary routine litigation incidental to Allied’s business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject. See Note O to Allied’s consolidated financial statements for a description of one pending suit against VSK.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders during the fourth quarter of 2005, through the solicitation of proxies or otherwise.
PART II
ITEM 5. MARKET FOR STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Market Information. Allied’s Common Stock has been listed for trading on the American Stock Exchange (“AMEX”) since September 15, 1992. Its AMEX trading symbol is ADG. Its media listing is under the symbol Allied Defense. The table below shows the high and low sales prices of Allied’s Common Stock during 2005 and 2004 (as reported by AMEX):

	2006		2005		2004
	High	Low	High	Low	High	Low
1st Quarter	$23.45	$20.45	$24.85	$21.55	$23.97	$18.25
2nd Quarter	23.30	20.77	25.80	20.12	21.50	16.50
3rd Quarter*	21.98	16.45	25.06	21.50	19.66	17.81
4th Quarter	—	—	23.40	19.80	22.31	18.56

*	2006 information is through September 29, 2006
     Stockholders. The number of holders of record of the Common Stock at September 22, 2006 was 907.
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
     Stock Issuances. On November 14, 2005 (with an effective date of November 1, 2005), Allied acquired all of the outstanding capital stock of Global Microwave Systems in exchange for consideration which included 118,072 shares of unregistered stock. Such shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
     Equity Compensation Plan Information. The following table provides information as of December 31, 2005 about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of December 31, 2005, including the 2001 Equity Incentive Plan, the 1997 Incentive Stock Plan and the 1992 Employee Stock Purchase Plan (all of which have been approved by the Company’s stockholders), as well as rights to acquire shares of the Company’s Common Stock granted to unaffiliated institutional investors.

	Number of securities to be	Weighted average exercise	Number of securities available
	issued upon exercise of	price of outstanding	for future issuance under equity
	outstanding options,	options,	compensation plans (excluding
	warrants and rights	warrants and rights	securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	507,667	$16.94	148,024

Equity compensation plans not approved by security holders (1)	43,000	$23.49	—

Total	550,667	$17.45	148,024

(1)	The 43,000 consists of 15,000 warrants and 28,000 warrants issued to prior lenders of the Company. The 15,000 warrants were issued in June 2002 as part of a debt financing. They expired in June 2006 and had a strike price of $28.75. The 28,000 warrants were issued in May 2004 (4,000) and November, 2005 (24,000) as part of a debt financing. They are priced at $.01 and expire in May, 2012.

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

	2005	2004	2003	2002	2001
		RESTATED(1)	RESTATED(1)	RESTATED(1)
		(000’s omitted except per share amounts)
Operations data:
Revenues	$112,222	$146,201	$153,774	$141,013	$96,641

Earnings (loss) before cumulative effect of accounting change	(33,627)	1,370	2,718	18,625	10,165
Net earnings (loss)	(38,920)	1,370	2,718	18,625	10,165
Earnings (loss) per share:
Basic
Earnings (loss) before cumulative effect of accounting change	$(5.84)	$0.25	$0.49	$3.51	$2.07
Cumulative effect of accounting change	(0.92)	—	—	—	—

Net earnings (loss)	$(6.76)	$0.25	$0.49	$3.51	$2.07

Diluted
Earnings (loss) before cumulative effect of accounting change	$(5.84)	$0.24	$0.48	$3.32	$2.05
Cumulative effect of accounting change(s)	$(0.92)	—	—	—	—

Net earnings (loss)	$(6.76)	$0.24	$0.48	$3.32	$2.05

Balance sheet data:
Working capital	$36,362	$78,963	$83,987	$69,273	$40,996
Total assets	180,946	192,231	206,325	167,282	86,584
Long-term obligations (2)	25,701	7,600	12,110	7,422	3,110
Stockholders’ equity	81,493	125,553	114,723	95,734	58,449
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	The Consolidated Statements of Operations and the Consolidated Cash Flows for 2004, 2003 and 2002 have been restated to reflect adjustments that are described in Note A of the Notes to Consolidated Financial Statements.

(2)	Long-term obligations include the Patriot facility of $13,539 which was reclassed from Current to Long-term based on pay off that occurred in March of 2006.

(3)	In 2005 MECAR changed its basis for applying percentage of completion accounting from total direct cost to direct labor cost. The charge in 2005 for the cumulative effect of the accounting change was $5,293, net of tax of $2,726.
2005 activity reflects the acquisition of Global Microwave Systems
2004 activity reflects the acquisition of CMS Security Systems
2002 activity reflects the acquisitions of NSM, Titan and SeaSpace.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, other than share data)
Overview
     Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. In late 2005, Allied changed the composition of its business structure from the four segments used for management and reporting purposes in prior years into two primary operating segments in order to more accurately reflect the strategic focus of the Company. In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS 131”), the Company’s segment information is presented on the basis that management uses in evaluating its performance. As required under SFAS 131, the Company has restated all prior period segment information to be consistent with the new segment reporting. The new segments are Ammunition & Weapons Effects, Electronic Security and the renamed Other (formerly Environmental Safety & Security).
The Company reviewed Statement of Financial Accounting Standards No. 131 and in accordance with its provisions has established two primary operating segments for financial reporting purposes: Ammunition and Weapons Effects (AWE) and Electronic Security (ES). It will report the operations of its SeaSpace operating unit as Other. Formerly SeaSpace was reported as the Environmental Safety and Security (ESS) segment. SeaSpace was previously the only operating unit in the ESS segment. Headquarters expenses will be reported separately on the segment reporting schedules. The AWE segment provides conventional ammunition, battlefield effects simulators and other training devices to the U.S. military and 30 countries worldwide, dealing with defense departments or ministries of defense in US/NATO approved sovereign entities. The ES segment encompasses a wide range of fixed and deployable systems and equipment used to address today’s security and surveillance requirements in the U.S. and internationally. The ES segment markets its products to governments, law enforcement, and commercial security personnel. In addition to having these distinct differences in client base and application of products, the production processes of the segments are distinct. The AWE segment is generally more related to manufacturing operations while the ES segment is more focused on the assembly, integration, test and deployment of components manufactured by other suppliers.
•	Ammunition & Weapons Effects segment consists of MECAR, located in Belgium, MECAR USA, located in Marshall, TX, and Titan, located in Marshall, TX. MECAR develops and produces medium caliber, tank, mortar and other ammunition. MECAR USA became operational in late 2005 and will pursue contracts from U.S. and foreign governments for ammunition and pyrotechnics devices with a focus on the 105MM market. Titan designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices. Titan and Mecar USA are co-located at the same facilty, are operated under a unified management team, share production facilities and employees and have a fully integrated back office and support service organization. MECAR, MECAR USA and Titan have similar products and services, similar production processes, common customers, similar methods to sell and distribute their products and operate in a similar regulatory environment

•	Electronic Security segment consists of VSK, located in Belgium and California and NSM and Global Microwave Systems located near San Diego, California. VSK consists of VSK Electronics N.V., which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A., which installs security systems; Intelligent Data Capturing Systems N.V., which manufacturers integrated video systems; VIGITEC S.A., which installs networked video surveillance systems; and CMS Security Systems which manufactures access control systems. NSM designs, manufactures, installs and services industrial and law enforcement surveillance products and integrated systems for the law enforcement community, agencies of the Department of Homeland Security and the Department of Defense. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.

•	The Other segment consists of SeaSpace located near San Diego, CA. It designs, manufactures, distributes and services weather and environmental satellite ground reception systems, and manufactures and markets a line of antenna systems.
     Allied, the parent Company, provides management, business development and related services to its subsidiaries and has no operating activities.
     Allied and its subsidiaries had a net loss of $38,920 ($6.76 per share diluted) in 2005 compared to net earnings of $1,370 ($0.24 per share diluted) in 2004 and net earnings of $2,718 ($0.48 per share diluted) in 2003. The 2005 net loss before the cumulative effect of a change in the application of an accounting principle was $33,627 ($5.84 per share diluted).
     Allied has focused on acquiring and establishing companies as part of its growth strategy. In the mid 1990’s Allied acquired VSK to supplement its base business comprised of MECAR. The Company continued its diversification efforts in late 2001 and into 2002 with the acquisition of NSM, Titan and SeaSpace. In mid 2004 VSK acquired CMS Security Systems (CMS) with the goal of using it as a vehicle to sell VSK Group products in the US security market. In late 2005 the Company commenced operations at MECAR USA , which was organized to transfer the knowledge and capabilities of MECAR to the US to enable the Company to pursue ammunition and related opportunities in the US market. In late 2005 the Company also acquired Global Microwave Systems (GMS) to enhance the Company’s competitiveness in the electronic security market segment as well as to leverage a suite of technologies — together with VSK, CMS and NSM — to deliver larger and more complex security solutions.
Restatements of Financial Results
     The consolidated balance sheet at December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003 have been restated. The restatement provided in this Form 10-K corrects amounts previously reported in Allied’s consolidated balance sheet at December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004 for certain errors related to incorrect currency rates used to translate MECAR, S.A.’s U. S. Dollar denominated assets and liabilities into its functional currency, and for the grant of stock options to certain officers and directors in 2002 for which the actual accounting measurement date was after the measurement dates used by the Company to record such awards.
     The determination to restate the consolidated financial statements was approved by Allied’s Audit Committee of the Board of Directors upon the recommendation of Allied’s senior management.
     In October 2005, the Company filed an amended 2004 Form 10-K and an amended Form 10-Q for the quarter ended March 31, 2005 related to the Company’s failure to comply with the guidelines of FAS 133 regarding accounting treatment of its foreign currency hedge contracts at its Belgian subsidiary, MECAR, and the subsequent valuation of that subsidiary’s assets and liabilities resulting from foreign currency transactions once the subsidiary failed to qualify for hedge accounting.
     In the periods 2002 through 2005, as the volume of U.S. dollar sales contracts grew, MECAR entered into foreign currency hedge contracts to control the subsidiary’s exposure to currency risk from fluctuations in the U.S. dollar as compared to the Euro, its functional currency. Management and the audit committee determined that an additional restatement was necessary to correct foreign currency transaction and translation errors and correct certain reclassifications that were made in the previously reported amounts that were either incomplete or inaccurate.
     In addition to the correction of previously reported amounts described above, this restatement also provides for the correction of compensation expense recorded in the years ended December 31, 2003 and 2004. In February 2002, the Compensation Committee of the Board of Directors of Allied granted stock option awards at the then market price, subject to subsequent approval by the stockholders of an amendment to the Company’s stock plan that would increase the number of shares available under that plan. The stockholders approved the amendment to the plan in June 2002. The Company incorrectly used the February 2002 award date as the measurement date for the options granted rather than the stockholder approval date in June 2002. The options granted were for 220,000 shares of common stock at an exercise price of $16.40 per share. The total compensation expense associated with this change in measurement date was $1,298 that should have been recognized over the vesting period of thirty-four months subsequent to the measurement date. Based on the vesting period of the options, an increase to compensation expense of $451 and $433 was recognized in 2003 and 2004, respectively.
     The restatement also corrected the classification of MECAR’s bank overdraft facility from an operating activity for cash flow purposes to financing activity. Prior to the restatement, the balance of the bank overdraft facility was included in accounts payable. The balance of the bank overdraft facility at December 31, 2005 and December 31, 2004 was $15,086 and $5,553, respectively. The financing activity from a cash flow perspective was $9,534, $1,293 and $(273) of cash generated in 2005, 2004 and 2003 respectively.
     A summary of the impact of this restatement is provided below. The reader is referred to Note A to the Consolidated Financial Statements for additional information concerning these matters. The “As Previously Reported in 10-K/A” refers to previously reported in Allied’s Form 10-K/A filed in October 2005. The “Restated” information represents the correction of errors to MECAR’s foreign currency transactions and the correction of compensation expense recorded in the years 2002, 2003, and 2004 related to accounting for stock options granted in 2002.

Condensed Consolidated Statements of Operations
Years Ended December 31,

	2004		2003
		As
		Previously		As Previously
	RESTATED	Reported in	RESTATED	Reported in
		10-K/A		10-K/A
Revenues	$146,201	$150,131	$153,774	$153,937
Cost of Sales	105,819	105,936	114,904	114,753
Operating income	4,082	8,327	9,889	10,654
Earnings (loss) before income taxes	1,679	5,623	7,374	8,878
Income taxes	309	1,689	4,656	5,116

Net Earnings	$1,370	$3,934	$2,718	$3,762

Earnings per share:
Basic	$0.25	$0.71	$0.49	$0.68

Diluted	$0.24	$0.70	$0.48	$0.63

Reconciliations between the “Restated” results and the “As Previously Reported in 10-K/A” results for 2004 and 2003 are as follows:

			Impact from
			Compensation
		Impact From	Expense Related	As Previously
		Foreign	to Stock Options	Reported in
	As Restated	Translation (1)	(2)	10-K/A
Year Ended December 31, 2004
Revenues	$146,201	$(3,930)	$—	$150,131

Operating income	4,082	(3,812)	(433)	8,327
Earnings (loss) before income taxes	1,679	(3,512)	(432)	5,623
Income taxes	309	(1,233)	(147)	1,689

Net Earnings	$1,370	$(2,278)	$(286)	$3,934

			Impact from
			Compensation
		Impact From	Expense Related	As Previously
		Foreign	to Stock Options	Reported in
Year Ended December 31, 2003	As Restated	Translation (1)	(2)	10-K/A
Revenues	$153,774	$(163)	$—	$153,937

Operating income	9,889	(314)	(451)	10,654
Earnings before income taxes	7,374	(1,053)	(451)	8,878
Income taxes	4,656	(306)	(154)	5,116

Net Earnings	$2,718	$(747)	$(297)	$3,762

Cumulative Net Earnings (2003 – 2004)	$4,088	$(3,024)	$(584)	$7,696

(1)	Impact of correcting for certain errors related to incorrect exchange rates to translate Allied’s Belgium subsidiary MECAR S.A.’s U.S. Dollar denominated assets and liabilities into its functional currency and other adjustments related to foreign currency transactions.

(2)	Impact of correcting compensation expense related to the grant of stock options to certain officers in 2002 for which the measurement date was incorrectly determined. These options were granted in February 2002 by the Compensation Committee of the Board of Directors of the Company, but were subject to subsequent stockholder approval which was not obtained until June 2002.
     In addition to the 2004 and 2003 annual periods being restated, the Company has restated the quarterly results for the quarterly reporting periods in 2005 and 2004. See Note W to the Notes to the Consolidated Financial Statements for additional information concerning these restatements.
Cash Flow Information
     The cash flow statements for the years ended December 31, 2004 and 2003 have been restated to reflect a reclassification of a bank overdraft facility from operating cash flows to financing cash flows.
Year

			As previously
	RESTATED	ADJUSTMENT	reported in 10K-A
Year ended December 31, 2004

Cash flows from operations
Accounts payable	(15,943)	(1,293)	(14,650)	*

Cash flows from financing
Borrowings on bank overdraft facility	1,293	1,293	—

Year ended December 31, 2003

Cash flows from operations
Accounts payable	13,782	273	13,509	*

Cash flows from financing
Borrowings on bank overdraft facility	(273)	(273)	—

*	- the as previously reported amount in the 10 K/A have been adjusted for the impact of the foreign currency translation described above of $7,772 and ($7,979) in 2004 and 2003 respectively
Trends in Operations
     Allied reported disappointing results for 2005, which were largely driven by the Company’s Ammunition & Weapons Effects segment. MECAR concluded its approximately $130,000 Foreign Military Sales (FMS) contract in the first quarter of 2005 and experienced lower sales activity for the remainder of the year. MECAR anticipated receiving two contracts (totaling approximately $35,000) that would have replaced the FMS contract concluded earlier in the year, but received neither contract by year-end. Titan incurred a $1,674 net loss for 2005 on approximately $1,249 in revenue as the Company recorded a tax valuation allowance for Titan’s deferred tax assets. Titan expects improved results in 2006 due to the indefinite-delivery/indefinite quantity (IDIQ) contract received in mid-2005. MECAR USA incurred a $586 net loss for 2005, as the business unit became operational in late 2005. Given the continued delay of follow on orders from MECAR’s traditional customer base in 2006 – financial performance is expected to be below pre 2005 historical levels. The Company expects a return of substantial business from these customers in 2007.
     Within the Electronic Security segment, VSK recorded another profitable year in 2005. The business unit contributed $30,761 in revenue and $2,725 in net earnings, as VSK’s export sales increased from prior levels. NSM reported a $5,512 net loss in 2005 with approximately $6,357 of revenues, principally due to the failure to receive anticipated follow-on contracts from the U.S. Army for operations in Iraq, inventory reserves booked for obsolete and excess inventory levels and a tax valuation allowance recorded by the Company. NSM anticipates a substantial improvement in profitability – full year 2006 vs full year 2005. NSM also expects significant growth over the next several years as the demand for its integrated surveillance solutions accelerates to meet growing demands from the Department of Defense as well as the needs of national, state and local law enforcement agencies and homeland security. GMS was aquired in November of 2005. GMS incurred a $461 net loss for 2005, which included a first year write-off of in-process research and development (IPRD) of $944 .
     For the Other segment, SeaSpace incurred a $7,332 net loss for 2005, principally due to a continual softening in demand for its ground station systems, the impairment of $3,060 in goodwill and the recording of a tax valuation allowance for SeaSpace’s deferred tax assets. SeaSpace expects increased revenue from antenna system sales and improved operating results from new management initiatives.
     All business units spent considerable efforts on Sarbanes-Oxley compliance initiatives, both in term of labor and dollars.
     While 2005 was a challenging year for the Company, given the disappointing financial results, the Company has undertaken important changes, which include the following:
•	Shifting its focus to two core operating segments;

•	Emphasizing business development at both corporate and operating unit levels;

•	Extending its planning horizon to incorporate a three year strategic plan for the Company;

•	Prioritizing acquisitions to first complement its component strengths, then to focus on market development and new market penetration; and

•	Upgrading its financial systems and processes for effective and efficient operations and to ensure regulatory compliance.
     Allied concluded 2005 with a consolidated backlog of $93,376 compared with a consolidated backlog of $77,273 in 2004. In future periods, Allied operations will continue to be impacted by MECAR’s ability to obtain large orders on a periodic basis and Allied’s ability to successfully continue its expansion of other business.

Trends in Liquidity and Capital Resources
     In 2005, Allied’s liquidity deteriorated largely as a result of the losses incurred by several of Allied’s business units. In March 2006, the Company refinanced its senior debt facility (the “Patriot Facility”) to address the liquidity issue. On March 9, 2006, Allied entered into a Securities Purchase Agreement with several purchasers for the private placement of Senior Subordinated Convertible Notes in the principal amount of $30,000 and 226,800 warrants (the “Warrants”) to purchase common stock of the Company (the “Transactions”). The Notes accrue interest at a rate of 7.5% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash. The interest rate of the Notes steps down to 5% once certain registration and financial milestones are attained. The Notes mature in 2011 and are convertible into shares of common stock of Allied at a conversion price of $26.46, subject to standard anti-dilution provisions. The anti-dilution provisions protect the rights of the Noteholder from future potential issuances of the Company’s common stock, options, convertible securities or other related instruments. In connection with the issuance of the Notes, Allied issued Warrants to the Purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The Warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to those included in the Notes.
     This financing enabled the Company to retire a much higher senior note (the Patriot Facility) that was outstanding at December 31, 2005, thereby allowing the Company to retain cash that would have otherwise been paid out in 2006 for principal and interest and eliminating the constraints on operations imposed by the covenants of the previous facility. The Company’s goal is to enhance the strength of its balance sheet and provide flexibility to pursue its growth strategies. As the net proceeds of this financing will likely by expended in 2006 Company is in discussions with a senior lender to put in place a new senior secured facility to allow for additional liquidity and growth. That senior facility is expended to be in the range of $4,000 to $5,000. Availability under the line would accordion up to $20,000 based on future financial performance. In the longer term, Allied’s liquidity will continue to depend on its ability to obtain substantial orders from its traditional customers and the success of its efforts to broaden its revenue base.
Results of Operations
The results were affected by several significant items that are outlined below:

•	Foreign exchange impact on the operations of the Company’s Euro-based business units: The results were positively affected by the translation of the Company’s European operations’ Euro-based income statements into dollars at more favorable exchange rates. All Euro-based results of operations were converted at the average 2005, 2004 and 2003 exchange rates of 1.2454, 1.2439 and 1.1321 U.S. Dollar to 1 Euro, respectively.

•	Use of non-hedge accounting for the Company’s foreign currency hedge transactions: All 2003-2005 data contained in this Management’s Discussion and Analysis of Financial Consolidation and Results of Operation is based on the use of non-hedge accounting. As disclosed by the Company in November 2005, the Company determined that it did not qualify for the use of hedge accounting in 2005 due to insufficient documentation of its foreign currency hedge transactions in addition to not qualifying in 2004 and 2003. Accordingly, all the financial data contained herein has been prepared using non-hedge accounting for such transactions.

•	Change in application of accounting principle (revenue recognition via the percentage of completion method): In 2005, MECAR changed its methodology of applying the percentage of completion method for its revenues in an effort to better reflect the revenue recognized during the life of a sales contract. Previously, MECAR used total direct costs as the basis for recognizing revenue. In 2005, MECAR changed the basis for recognition to direct labor rather than total direct costs. Accordingly, the 2005 data contained herein shows the results under the new application method. The 2004 and 2003 results are shown under the previous application method.
The following table sets forth, for the years ended December 31, 2005, 2004 and 2003, certain items from Allied’s consolidated statements of earnings expressed as a percentage of revenue.

For the years ended December 31,	2005		2004		2003
			RESTATED		RESTATED
	$	%	$	%	$	%
Revenues	$112,222	100.0%	$146,201	100.0%	$153,774	100.0%
Cost and expenses
Cost of sales	94,154	83.9	105,819	72.4	114,904	74.7
Selling and administrative	36,471	32.5	29,605	20.2	24,449	15.9
Research and development	7,190	6.4	6,695	4.6	4,532	2.9

Goodwill impairment	3,060	2.7	—	—	—	—

Operating income (loss)	(28,653)	(25.5)	4,082	7.4	9,889	6.4

Other income (expense)
Interest income	580	0.5	549	0.4	460	0.3

For the years ended December 31,	2005		2004		2003
			RESTATED		RESTATED
	$	%	$	%	$	%
Interest expense	(2,568)	(2.3)	(2,441)	(1.7)	(2,491)	(1.6)
Other — net	(1,926)	(1.7)	(511)	(0.3)	(484)	(0.3)

Earnings (loss) before income taxes	(32,567)	(29.0)	1,679	1.1	7,374	4.8

Income tax expense (benefit)	1,060	0.7	309	0.2	4,656	3.0

Earnings (loss) before cumulative effect of accounting change	(33,627)	(29.8)	1,370	0.9	2,718	1.8
Cumulative effect of accounting change	(5,293)	(4.7)	—	—	—	—

Net earnings (loss)	$(38,920)	(34.5)%	$1,370	0.9%	$2,718	1.8%

2005 compared to 2004 compared to 2003
     Revenues. The Company’s consolidated revenues for 2005 decreased approximately $33,979 (23%) from 2004 due to lower production activities and reduced contracts completed in the current year in the Ammunition & Weapons Effects, Electronic Security and the Other segment. In late 2005, Allied changed the composition of its business structure from the four segments used for management and reporting purposes in prior years into two primary operating segments in order to more accurately reflect the strategic focus of the Company. The table below shows revenues of the former and new segments for the three year period.

		Revenues by Segment (Current Segments)
	2005		2004		2003
			RESTATED		RESTATED
	$	%	$	%	$	%
Ammunition & Weapons Effects	$67,396	60.1%	$93,793	64.1%	$113,406	73.7%
Electronic Security	$38,802	34.6%	$45,973	31.5%	$33,303	21.7%
Other	$6,024	5.3%	$6,435	4.4%	$7,065	4.6%

	$112,222	100.0%	$146,201	100.0%	$153,774	100.0%

     The Ammunition & Weapons Effects segment revenue decreased $26,397 in 2005 from 2004 levels primarily from reduced revenues at MECAR of $26,818. MECAR concluded work on the approximately $130,000 Foreign Military Sales (FMS) contract in the first quarter of 2005, and did not receive two substantial contracts, valued at $35,000, that were expected in 2005. Lower revenue at MECAR was only marginally offset by increases at Titan and MECAR USA of $336 and $85, respectively. On April 21, 2005, Titan was awarded a firm-fixed price, indefinite-delivery/indefinite quantity (IDIQ) contract for the procurement of approximately 2,500 launchers and 10,000,000 cartridges and associated support for the Battlefield Effects Simulator (BES) training system for the U.S. Army. The contract will provide BES with support for target systems for Digital Multi-Purpose Range Complexes, Digital Multi-Purpose Training Range, and Battlefield Area Complex. Delivery orders totaling $4.8 million have been received under the contract through the end of the second quarter of 2006. The Titan IDIQ contract represents the Department of Defense estimate of the amount that could be spent by all branches of service on training and simulation products provided by Titan over a five to eight year period.

MECAR USA commenced operations in late 2005 and received its first contract valued at approximately $1,000. The orders call for MECAR USA to load, assemble, and pack 105mm High Explosive Plastic - Training Practice — Tracer (HEP-TP-T) ammunition for the U.S. Army’s Stryker program.
     Ammunition & Weapons Effects segment revenues decreased in 2004 from 2003 levels due to reduced revenues at MECAR ($19,197) and Titan ($416). The decrease in revenue at MECAR stemmed from reduced activity on the FMS contract. Titan’ revenue decrease resulted from lack of safety certification for its principal product. Titan’ revenue was largely comprised of cartridge sales for previously sold simulators and new E-pyro products used for military and law enforcement training.
     Electronic Security segment revenue decreased in 2005 from 2004 levels primarily from reduced revenues at NSM of $9,790. NSM did not receive several large contracts that were expected in 2005. These decreases were offset by increases at VSK and GMS. The increase at VSK of $936 was principally the result of continued expansion of its export sales via its European distribution network. In addition, GMS was acquired in November 2005 and generated $1,683 of revenue.
     Electronic Security segment revenue increased in 2004 over 2003 levels. The increase of $2,592 at VSK is principally the result of continued expansion of its export sales via its European distribution network. NSM’s business improved by $10,078 due to receipt of additional U.S. government orders in 2004.
     Other segment revenues declined by $411 and $630 from the previous two years as it continued to face competitive pressures.
          Cost of Sales. Cost of sales (COS) as a percentage of revenue was 84%, 72% and 75% in 2005, 2004 and 2003 respectively (see table above). The increase in COS percentage from 2004 to 2005 was driven by a year to year decline in MECAR sales volumes and relatively fixed year to year COS expenses. MECAR USA and Titan COS as a percentage of revenue actually improved from 2004 to 2005, but not enough to offset the unfavorable movement at MECAR COS within Electronic Security as a percentage of sales increased from 2005 to 2004 due to a significant decline in US based sales at NSM and a lack of a corresponding decrease in expenses partly offset by the acquisition of GMS in November of 2005. VSK sales increased slightly from 2004 to 2005. VSK COS grew at a faster pace than sales — resulting in less favorable performance. SeaSpace had an increase in COS as a percentage of sales — although the increase was not large enough to impact the consolidated results.
     From 2003 to 2004 COS declined as a percent of revenue led by favorable trends at MECAR, MECAR USA, Titan, NSM and at SeaSpace. VSK trends in COS were generally flat 2003 to 2004.
     Overall many of ADG’s segments operate within a relatively fixed cost environment. Sales declines on a year to year basis below these fixed costs levels can have an unfavorable impact on profitability. The Company is focused on reducing these breakeven points wherever it can — on both a tactical and strategic level. The Company is also investing in business development and sales and marketing programs to ensure sales stay well above the break even levels.
     Selling and Administrative Expenses. Selling and Administrative (SA) expenses as a percentage of sales were 33%, 20% and 16% for 2005, 2004 and 2003 respectively. Within AWE SA expenses increased at MECAR, MECAR USA and Titan. After MECAR sales failed to materialize in 2004 SA levels were cut back to preserve profitability, but not enough to offset the rapid decline in sales over that period. MECAR USA and Titan costs increased as new facilities and staffing came on line in Marshall, TX. Within the ES segment VSK SA costs increased as a constant percentage of sales. As NSM sales fell from 2004 to 2005, SA costs remained relatively flat — adversely impacting the percentage comparison. Allied headquarters cost also grew during the same period from approximately $9,806, $6,989 and $5,477 for 2005, 2004, and 2003, respectively. These increases were drive by higher staffing, compliance and audit costs. The Company is focused on reducing administrative costs across the board. It is consolidating back office functions within the operating segments and is focused on significant reductions in compliance and audit costs by improving internal staffing levels and upgrading financial and manufacturing control systems in the US and Belgium operations.
     Research and Development. Research and development costs as a percentage of sales was 6%, 5% and 3% for the years ended 2005, 2004 and 2003, respectively. The total expense for research and development was $7,190 in 2005 as compared to $6,695 in 2004 and $4,532 in 2003. The general increase from 2003 stemmed from increased expenditures in the Electronic Security and Other segment related to continued product development. Included in the research and development costs for 2005 is expense of $944 related to in process research and development (IPRD) costs that were part of the GMS acquisition price that was written off in 2005. The total dollar outlays for research and development at MECAR, VSK, NSM and SeaSpace are expected to remain at the same level for the coming year.

     Goodwill impairment. As required by SFAS No. 142, the Company performs a review of goodwill in the fourth quarter of each year based on third quarter year to date results or earlier if an indicator of potential impairment of goodwill exists. During 2005, the Company determined that the carrying amount of goodwill related to SeaSpace exceeded its fair value, which was estimated based on the present value of expected future cash inflows and the market capitalization of the Company allocated on a component level to SeaSpace. In 2005, the Company recorded goodwill impairment of $3,060 related to SeaSpace. This impairment resulted from competition for SeaSpace’s products and inability to meet historical and current projections.
     Interest Income. Interest income increased steadily between 2003 and 2005. Income earned on interest bearing accounts throughout the Company has been affected by the higher interest rates despite overall lower cash levels at year end.
     Interest expense. Interest expense increased in 2005 over 2004 due principally to the interest and the amortization of debt issue costs on the 11.5% senior debt facility. In late 2005, management undertook to refinance the senior debt facility, which was completed in March 2006. In contrast, interest expense decreased in 2004 from 2003 levels due principally to $5,250 of principal payments on a convertible debenture in 2003 that were not in place in 2004.
     Other — Net. Other-Net expense increased in 2005 from 2004 primarily from the currency fluctuations. In particular, MECAR incurred higher currency losses ($2,420) in 2005. This was offset by an approximate $400 gain on the sale of MECAR’s Ardenne firing range and related land. Other-Net in 2004 was expense of $511 compared to expense of $484 in 2003.
     Pre-Tax Profit. In late 2005, Allied changed the composition of its business structure from the four segments used for management and reporting purposes in prior years into two primary operating segments in order to more accurately reflect the strategic focus of the Company. The table below shows the pre-tax profit (loss) before the cumulative effect of a change in accounting estimate of the former and new segments for the two year period.

	Pre-Tax Profit (Loss) by Segment (Current Segments)
	2005	2004	2003
		RESTATED	RESTATED
Ammunition & Weapons Effects	$(18,119)	$1,670	$7,562
Electronic Security	$(2,041)	$6,987	$2,618
Other	$(6,238)	$(3,282)	$(528)
Corporate	$(6,169)	$(3,696)	$(2,278)

	$(32,567)	$1,679	$7,374

     Within the Ammunition and Weapons Effect segment, MECAR incurred a substantial loss in 2005. While a significant portion of the decrease was expected due to the lack of a large high-margin contract in MECAR’s backlog and the overall lower sales volume at MECAR, the changes noted above were also affected by the voluntary change in revenue recognition policy in 2005 that represented an increased loss of approximately $1,079.
     Electronic Security segment incurred a loss in 2005 principally due to decreased business activity at NSM, largely from U.S. government contracts. NSM’s performance suffered due to delays in award of orders. VSK’s pre-tax profit was materially consistent between 2005, 2004 and 2003. The addition of GMS in November 2005 and the write off of in-process research and development costs in the fourth quarter of 2005 of $944 also impacted the loss for the current period.
     Other segment loss rose sharply in 2005 predominantly form the write down of Goodwill at SeaSpace.

     Corporate segment loss increased in 2005 and 2004 due to Sarbanes Oxley implementation costs and audit costs particularly related to the Company’s accounting restatements at the Corporate business unit. Note that Corporate segment loss primarily represents the difference between intercompany management fees and expenses of the parent Company.
     Income Taxes-Expense (Benefit). The effective income tax rates in 2005, 2004, and 2003 were 3% 18% and 63%, respectively. The decreased rate for 2005 is attributed to significant losses with the U.S. operations for which the Company has recorded tax valuation allowances. The decrease in the 2004 tax rate from the 2003 tax rate is attributed to increased utilization of foreign tax credits to reduce U.S. taxes on foreign earnings. The 2003 tax rate includes the impact of foreign dividends received in the U.S. for which the related tax credits could not be fully utilized.
     Cumulative Effect of Accounting Change (net of income taxes). In late 2005, MECAR changed its methodology for applying the percentage of completion in an effort to better reflect revenue recognized over the life of its sales contracts. Previously, MECAR used total direct costs as the basis for recognizing revenue, but subsequently elected to use only direct labor as the basis of recognition. The cumulative effect of the accounting change was $5,293, net of income taxes. See further discussion in Note C.
     Net Earnings (Loss — Before the Cumulative Effect of Change in Accounting Principle). The Company incurred a net loss in 2005 compared to net earnings in 2004 and 2003. The winding down of MECAR’s FMS contract and the lack of replacement contracts was the principal cause of the 2005 net loss. In addition to the reduction of contracts at MECAR, the change in methodology for revenue recognition at MECAR resulted in an additional loss of $712, net of taxes, in 2005. This increased loss was offset by the net income at VSK. Losses incurred by Allied’s other domestic subsidiaries continued. The net earnings for 2004 decreased substantially from 2003 levels. The decrease was the result of gains recognized in 2003 on derivative contracts at MECAR. There was also some decrease as a result of 2004 losses incurred by the Company’s U.S. subsidiaries.
     Backlog. As of December 31, 2005, the Company’s backlog was $93,376 compared to $77,273 at December 31, 2004. The 2005 and 2004 amounts included unfunded portions from an indefinite delivery, indefinite quantity (IDIQ) federal contract awarded to NSM. As previously noted, in 2005, Allied changed the composition of its business structure from the four segments used for management and reporting purposes in prior years into two primary operating segments in order to more accurately reflect the strategic focus of the Company. The table below shows the backlog of the former and new segments for the three year period.

	Backlog by Segment (Current Segments)
	2005		2004
			RESTATED
	Amount	%	Amount	%
Ammunition & Weapons Effects	$71,142	76%	$51,149	66%
Electronic Security	$20,040	21%	$24,601	32%
Other	$2,194	3%	$1,523	2%

	$93,376	100%	$77,273	100%

     The 2005 increase in the backlog for the Ammunition & Weapons Effects segment is attributable to increases at MECAR ($16,789), Titan ($2,294) and the addition of MECAR USA ($910). Titan’ backlog reflects the orders under the IDIQ contract awarded in April 2005. MECAR USA became operational in late 2005 and received its first contract valued at approximately $1,000. Much of the increase in MECAR’s backlog is attributable to the change in the methodology of applying the percentage of completion method. This change had the effect of shifting some amounts that would have been recognized as revenue in 2005 into the backlog at year end. Excluding the impact of the change in percentage of completion methodology, the MECAR backlog would have had a slight decrease ($2,550) due to the conclusion of work on the FMS multi-year contract awarded in February 2002, as well as the depreciation of the Euro during the year. In addition to meeting the ammunition needs of its traditional customers, MECAR has undertaken a customer diversification effort in the past few years, which has contributed to a majority of its new orders for 2004 and 2005.
     Electronic Security backlog decreased in 2005 a result of the decline in the NSM backlog ($2,294), which is attributable to fewer new orders and completion of previously funded and unfunded contracts. In addition, the backlog for VSK declined by $3,174, which is attributable to the completion of several contracts, as well as the depreciation of the Euro during the year. These decreases were offset by an increase from the acquisition of GMS ($908). Electronic Security’s 2005 and 2004 backlogs include unfunded portions of $8,330 and $9,445, respectively, from an IDIQ federal contract.
     Other segment backlog increased by $671 in 2005; otherwise, it has remained relatively constant over the two year period presented.
Liquidity and Capital Resources
     The Company incurred a net loss of $38,920 and had net cash used from operations of $22,229 in 2005. ADG had a December 31, 2005 balance of cash and equivalents of $7,803 and restricted cash of $7,428. The Company closed a $30,000 convertible debt facility in March 2006. Net proceeds were $28,000. $15,200 was used to retire existing debt — including the Patriot facility. The remaining $12,800 was available to be used in 2006 to fund working capital needs. As of June 30, 2006 the Company had $13,700 of (unaudited) cash and equivalents and $9,300 (unaudited) of restricted cash.
     As described in greater detail below, the Company expects to expend nearly all of the net proceeds from the convertible note financing before December 31, 2006 and will likely explore other sources of additional liquidity pending the anticipated return of substantial business from MECAR’s traditional customer base.
     The Company expects positive cash flows to continue from US dollar based and Euro based sources within the Electronic Security (ES) Segment. Euro based Ammunition and Weapons Effects (AWE) cash flow should be neutral through year end, turning positive in 2007 assuming that significant new orders are received from a key customer in the Middle East. Should those orders not materialize by early 2007 further cost restructuring will be necessary to ensure a cash breakeven operation in 2007. Contingency plans are being evaluated and pre-positioned now should the current delays continue. The US dollar based AWE operations are being consolidated and downsized to lower the cash break even point. Capital projects can be delayed in early 2007 if cash resources are constrained. The delay of these projects, if necessary, should not have a negative impact on the baseline revenues projected in 2007.
     At the headquarters level the Company believes that the audit costs related to the restatement incurred in the first three quarters of 2006 will not be recurring in 2007. The Company has invested in a financial and manufacturing ERP system for all of its US subsidiaries and enhanced its headquarters financial staff. These improvements should help the Company significantly reduce its compliance and audit costs starting in 2007. The Company has also invested in video conferencing facilities to link headquarters with all of the subsidiary locations, which should reduce travel costs from 2006 to 2007.
     The Company is evaluating a variety of options to increase its liquidity in the fourth quarter of 2006 and into early 2007:
•	The Company intends to have in place, and is in the process of negotiating, a domestic line of credit by year end that will provide $4,000 to $5,000 of immediate liquidity with a provision to accordion up to $20,000 based on financial performance in subsequent periods.

•	The Company is exploring possible asset backed financing from local banks at its US based AWE facilities that would be earmarked for capital improvement – buildings and/or equipment – at that site.

•	The Company is evaluating the disposition of certain non strategic assets.

•	The Company has the option of issuing dividends of excess cash from its Euro based ES operations at year end.

•	The Company may further consolidate its California operations to further reduce operating expenses.
Balance Sheet. All items on the Company’s December 31, 2005 consolidated balance sheet were affected by the decreased value of the Euro in 2005. All Euro-based activity was converted at the December 31, 2005 and 2004 closing exchange rate of 1.1844 and 1.3644 U.S. Dollar to 1 Euro, respectively.

     Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $36,362 at December 31, 2005, which compares to $78,963 at December 31, 2004. Working capital decreased mainly as a result of the loss from operations in 2005.
     Cash decreased as a result of the net loss from operations and repayment of certain debt obligations offset by the increase in current liabilities. Restricted cash decreased based on the requirements of certain contracts at MECAR.
     Accounts receivable decreased due to lower shipments in the fourth quarter 2005 versus the fourth quarter 2004. Costs and accrued earnings on uncompleted contracts decreased from year end 2004 primarily as a result of lower level of contracts worked on in 2005 at MECAR. Inventories increased primarily from material purchases in anticipation of sales contracts at MECAR. The inventory buildup will give the subsidiaries, particularly MECAR, the ability to deliver products with the shortest possible lead times. The fair value of foreign exchange contracts was a net liability of $1,156 at December 31, 2005, compared to an asset of $1,195 at December 31, 2004, which is due to the timing of the contracts and currency fluctuations. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts that are denominated in foreign currency. Prepaid and other current assets increased primarily from prepaid taxes at MECAR as well as receivable from the sale of MECAR’s firing range.
     Property, Plant & Equipment, net of accumulated depreciation, increased primarily from the addition of fixed assets at MECAR USA, which became operational in third quarter 2005, and the addition of fixed assets related to the acquisition of GMS in November, 2005. Intangibles increased primarily from the GMS acquisition which includes amounts for developed technologies, trade name and a non-compete agreement. Goodwill increased as a result of the acquisition of GMS on November 1, 2005 as well as the currency translation adjustment with VSK, net of a write-down of goodwill at SeaSpace.
     Accounts Payable at December 31, 2005 increased from December 31, 2004 mainly as a result of MECAR’s inventory purchases late in 2005. Customer deposits increased primarily at MECAR as a result of new contracts in 2005 in which MECAR required deposits. Deferred compensation (current) in 2004 was associated with retirement obligations associated with an employee that was paid in early 2005. Income taxes decreased due to the timing of tax payments.
     Convertible-subordinated debenture, current and long-term, decreased from December 31, 2004 to December 31, 2005 as the Company commenced its monthly principal payments in June 2004 and made its final payment in March 2005. Long term debt increased in 2005 over 2004 due to the acquisition of GMS which included a $6,700 note payable to the seller and an additional $12,000 drawn down on the Company’s line of credit facility to fund the acquisition. See Notes J and L to the consolidated financial statements for a description of the Company’s credit facilities.
     Stockholders’ equity as of December 31, 2005, was negatively affected by the operating loss for 2005 and a decrease in the value of the Euro versus the U.S. dollar, which resulted in a decrease in accumulated other comprehensive income. The Euro depreciated by approximately 13% during 2005.
Cash Flows.
The table below provides the summary cash flow data for the periods presented:

	For the years ended December 31
	2005	2004	2003
		RESTATED	RESTATED
Net cash provided by (used in) operating activities	$(22,229)	$9,404	$24,767
Net cash used in investing activities	(17,610)	(5,516)	(4,353)
Net cash provided by (used in) financing activities	20,153	(20,950)	4,081
     Operating Activities. The Company used $22,229 of cash in its operating activities during 2005 whereas it generated $9,404 of cash during the same period of 2004. This is attributed primarily to three factors. First, the Company has a loss from operations in 2005 of $38,920. After adjusting for non-cash items such as depreciation, amortization, goodwill impairment, the cumulative effect of accounting change, and the write off of in-process research and development, this loss was $23,541 as compared to $5,921 income in 2004. Second, the Company increased its inventory levels and had more expenditures related to prepaid expenses such as prepaid taxes at MECAR. Third, the Company collected less cash on shipments to customers. In the prior year the Company generated $14,556 of cash from the reduction of receivables levels as compared to only $196 generated in 2005. Cash paid for interest was $1,338, $1,516 and $1,492 for the years ended December 31, 2005, 2004 and 2003, respectively. Cash paid for income taxes was $4,541, $7,782 and $9,455 for the years ended December 31, 2005, 2004 and 2003, respectively, and includes federal, foreign and state taxes.

     Investing Activities. Cash used in investing activities increased between 2005 and 2004. This stemmed from the acquisition of GMS, as well as higher capital expenditures for buildings and production equipment at the MECAR USA and Titan. The Company anticipates that cash generated from operations and financing using capital leases will be sufficient to support any further capital expenditures in the foreseeable future. Future expenditures will be primarily incurred at MECAR for machinery and equipment.
     Financing Activities. The Company generated $20,153 of cash in financing activities during 2005 whereas it used $20,950 of cash during the same period of 2004. This mainly stemmed from the $12,000 draw-down of the senior debt facility to finance the acquisition of GMS and increased borrowings on MECAR’s overdraft facility. In 2004, there were substantial payments on short-term borrowings and the convertible debenture, offset by proceeds of long-term debt, in particular the senior secured facility. The financing activities by operating subsidiaries are more fully explained below.
     Allied. The parent Company continues to operate based on fees and dividends received from its subsidiaries. Allied has made cash infusions to SeaSpace, NSM and Titan to support working capital requirements. On May 28, 2004 the Company obtained a senior loan facility under which the Company could borrow up to $18,000 for acquisitions and working capital. The facility contains both affirmative and negative financial covenants. At December 31, 2005, the Company was not in compliance with the terms of the Agreement requiring the Company to maintain at the end of the year Earnings Before Interest, Taxes, Depreciation & Amortization (EBITDA) of not less than $15,000. The Company refinanced its senior debt facility in the first quarter of 2006. On March 9, 2006, Allied entered into a Securities Purchase Agreement with several purchasers for the private placement of senior subordinated convertible notes in the principal amount of $30,000 and related warrants to purchase common stock of Allied (the “Transactions”). The Notes accrue interest at a rate of 7.5% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash. The term of the Notes is five (5) years, and the Notes are convertible into shares of common stock of Allied at a conversion price of $26.46, subject to standard anti-dilution provisions. In connection with the issuance of the Notes, Allied issued warrants to the Purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five (5) years at an exercise price of $27.68 per share, subject to standard anti-dilution provisions similar to the provisions set forth in the Notes. The Company’s goal is to enhance the strength of its balance sheet and provide flexibility to pursue its growth strategies. The Notes have been accounted for as a hybrid financial instrument and were valued at its fair value at inception. In accordance with Emerging Issues Task Force (EITF) 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants were treated as a liability at March 9, 2006.
     MECAR. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. MECAR also received cash from an affiliate to fund operations. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of December 31, 2005, MECAR was not in compliance with these bank covenants, but is in the process of attempting to remediate the covenants with the banks. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.
     VSK Group. VSK operated throughout 2005 solely from cash generated from business operations. VSK is obligated on several mortgages and other long-term obligations.
     Other Subsidiaries. NSM, Titan, SeaSpace and MECAR USA operated in 2005 from cash generated from operations and cash infusions by Allied. GMS operated in 2005 from cash generated from operations.
     Stock Repurchases. The Company did not repurchase any shares of its common stock in 2005 and does not anticipate repurchasing any shares in 2006.
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

     The following table identifies material contractual obligations as of December 31, 2005:

	Payments due by period (amount in 000s)
		Less than 1	2 – 3	4 – 5	More than 5
Contractual Obligations	Total	year	years	Years	years
Long-Term Debt Obligations (1)	$21,094	$2,310	$5,104	$13,680	$—
Capital Lease Obligations	4,607	2,032	2,211	364	—
Operating Leases	4,212	998	1,649	680	885
Foreign exchange contracts (2)	—	—	—	—	—
Purchase Obligations	—	—	—	—	—

Total Contractual Obligations	$29,913	$5,340	$8,964	$14,724	$885

Commercial Commitments	Total
Bank guarantees	$27,538	$27,538	—	—	—

(1)	Interest payments on long-term debt (which are excluded above) are estimated to be $2,768, $5,127, $4,501 and $563 for the above periods, assuming interest rates of 11.5%, 7.5% and 5.5% for years thereafter. The impact of the March 2006 refinancing have also been estimated for future periods. See Note Y – subsequent event of the consolidated financial statements for a description of the refinancing transaction.

(2)	MECAR enters into foreign exchange contracts to reduce the currency risk associated with sales contracts that are set in a currency other than MECAR’s functional currency. Since MECAR only enters these contracts to offset a sales contract amount, the Company consides these obligations from foreign exchange contracts to be offset and thereby cash neutral and not required to be included in this schedule. At December 31, 2005, the Company had a net liability of $1,156 recorded for these contracts that will settle within nine months.
     Future Liquidity. The Company is in discussions with an institutional lender to put in place a new senior secured facility to allow for additional liquidity and growth. That senior facility is expected to be in the range of $4,000-5,000. In the longer term, Allied’s liquidity will continue to depend on its ability to obtain substantial orders from its traditional customers and the success of its efforts to broaden its revenue base.
     The Company’s ability to cover its anticipated future operating and capital requirements is dependent upon its continued ability to generate positive cash flow from the operations of its subsidiaries, particularly the operations of MECAR and VSK, and its ability to successfully integrate its acquisitions. The Company looks for acquisitions to be accretive to operations within 24 months, although this cannot be assured. This will depend upon many factors including the successful release of new product offerings, successful research and development efforts, and increased market share.
     Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we are not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have never been any such demands.
     At December 31, 2005, the Company had 28,000 warrants, for the purchase of common stock, at an exercise price of $0.01 outstanding. These warrants were issued in accordance with the terms of the Patriot senior debt facility at two warrants for each one thousand dollars borrowed and will expire on May 28, 2012. These warrants are considered equity in the Company’s financial statements pursuant to FAS 133, Accounting for Derivatives and the Emerging Issues Task Force (EITF) 01-99.
     The Company’s cash balances are held in numerous locations throughout the world, including substantial amounts held outside the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S., but, under current law, would be subject to federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Allied has provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the U.S.
     The American Jobs Creation Act of 2004 (“The Act”), enacted on October 22, 2004 (the “Jobs Act”), provided for a temporary deduction on certain foreign earnings repatriated during a one-year period for 85% of dividends. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. The Company elected to take the benefit of the deduction for the dividends it received from its foreign subsidiaries in 2005.

     The Jobs Act also included a qualified manufacturing deduction that applies to domestic manufacturers. The deduction, when fully phased in, will provide a deduction of up to 9% of qualified manufacturing income. The deduction cannot be claimed by companies in a net operating loss carry-forward position. Therefore, the Company did not claim a 2005 benefit related to the qualified manufacturing deduction. The Company has not quantified the impact of the qualified manufacturing deduction that it can use once the net operating loss carry-forward has been fully used.
     Recent Accounting Pronouncements. See Note A to Allied’s consolidated financial statements for a description of recently issued accounting pronouncements. Allied does not anticipate that any of such pronouncements will have a material impact on its financial results.
Critical Accounting Policies
     The Company’s discussion and analysis of its financial condition, results of operations and cash flows are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates and judgments are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates or judgments under different assumptions or conditions.
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
     Revenue Recognition via the Percentage of Completion Method. We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. The percentage of completion method is used by MECAR, MECAR USA, NSM, and SeaSpace for substantially all of their fixed price sales contracts. Approximately 66%, 82% and 82% of consolidated revenue was recognized under the percentage of completion method during 2005, 2004, and 2003, respectively.
     Under the percentage of completion method, revenue is recognized on these contracts as work progresses during the period, using the percentage of direct labor incurred to total estimated direct labor (at MECAR and MECAR USA) or on a total cost incurred to total estimated cost basis (NSM and SeaSpace). Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in the calculation of the expected margin and the percent complete. If the contract is projected to create a loss, the entire estimated loss is charged to operations in the period such loss first becomes known.
     Accounting for the profit on a contract requires (1) the total contract value, (2) the estimated total direct labor cost to complete which is equal to the sum of the actual incurred labor costs to date on the contract and the estimated labor costs to complete the contract’s scope of work (and/or the estimated total direct cost to complete to date on the contract and the estimated total direct costs to complete the contracts scope of work), and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost at completion. Adjustments to original estimates are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. A number of internal and external factors affect our cost of sales estimates, including labor rates and efficiency variances and testing requirements. While we believe that the systems and procedures used by the subsidiaries, coupled with the experience of their management teams, provide a sound basis for our estimates, actual results will differ from management’s estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.
     In 2005, MECAR changed its basis for applying the percentage of completion method in an effort to better reflect the revenue recognized over the life of its sales contracts. Previously, MECAR used total direct costs as the basis for recognizing revenue, but subsequently elected to use direct labor as the basis of recognition. See further discussion in Note C.

Revenue on contracts that do not qualify for the percentage of completion method are taken on a shipment basis.
     Goodwill and intangible asset valuation. The Company adopted FASB No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles with definitive lives and other costs. As of December 31, 2005, the Company has $16,698 of goodwill recorded in Other assets on the Consolidated Balance Sheet.
     In conjunction with the implementation of the accounting rules for goodwill, the Company completed a goodwill impairment analysis in the fourth quarter of 2005 and determined that an impairment charge to earnings of approximately $3.1 million was required (see further discussion in Note I). As required by SFAS No. 142, the Company will perform a similar review each year or earlier if indicators of potential impairment exist. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital and a market capitalization approach. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. If market conditions in these business units fail to meet expectations, it could negatively impact revenue or cost, and could result in charges for the impairment of goodwill in future periods.
     For intangible assets with definitive lives, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset. As of December 31, 2005, the Company had $12.1 million of intangible assets with definitive lives, which includes patents, customer lists, trademarks, etc. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to reflect the impairment of these assets. Impairment could also result if the underlying technology fails to gain market acceptance, if the products fail to gain expected market acceptance or if the market conditions in the related businesses are unfavorable pursuant to SFAS 144. For intangible assets with indefinite lives the Company performs an impairment evaluation in accordance with FAS 142, Goodwill and other intangibles. At December 31, 2005 the Company had $3,220 of intangible assets with indefinite lives.
     Inventory reserves and allowance for doubtful accounts. Inventories are stated at the lower of cost or market. Cost is determined based on an average cost basis. The Company’s inventory includes raw materials, work-in process and finished goods of $33.3 million as of December 31, 2005. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. The write-down is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations.
     Derivative Instruments. The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized currently in net income. The Company believes that derivative accounting is critical to its estimates and financial reporting. Pursuant to SFAS 133, hedge accounting and the subsequent restatements related to non-hedge accounting have been material to the Company’s financial results for all periods reported and thereby represent a significant policy to the Company. Looking forward, the Company will look to effectively manage the accounting for its cash flow hedges and qualify for hedge accounting. The Company believes hedge accounting provides financial results that better describe the underlying economics of the Company’s transactions rather than the results reported under non-hedge accounting.
     Valuation of deferred income taxes. The Company is subject to taxation by federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The Company believes that it has recorded adequate liabilities and reviews those balances on a quarterly basis.
     Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance is established for the amount of the deferred tax assets that are determined not to be realizable.

Forward-Looking Statements
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that are based on current expectations, estimates and projections about the Company and the industries in which it operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Future Factors”) which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Future Factors include the following:
•	substantial reliance on MECAR’s principal customers to continue to acquire products on a regular basis;

•	the cyclical nature of the Company’s military business;

•	rapid technological developments and changes and the Company’s ability to continue to introduce competitive new products and services on a timely, cost effective basis;

•	the ability of the Company to successfully continue to expand its business base;

•	the ability of the Company’s acquired businesses to mature and meet performance expectations;

•	the mix of products/services;

•	domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers;

•	changes in environmental and other domestic and foreign governmental regulations;

•	changes in foreign currency exchange rates and interest rate fluctuation from market conditions;

•	general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability;

•	the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions;

•	changes in government regulations;

•	liability and other claims asserted against us;

•	the ability to attract and retain qualified personnel; and

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times, and on the terms required to support the Company’s future business.
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     In the normal course of business, we are exposed to market risk, including foreign currency fluctuations and interest rates changes. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent third parties that provide for payments based on a notional amount. As of December 31, 2005 and 2004, all of the derivatives were related to actual or anticipated exposures of our transactions. We are exposed to credit risk in the event of non-performance by counterparties to derivatives. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties, all of whom we either consider credit worthy, or who have issued letters of credit to support their performance.
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
     Interest Rate Sensitivity. Allied manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies. At December 31, 2005, Allied had approximately $25.7 million of fixed-rate indebtedness. Allied has not entered into any interest rate swaps or other derivatives with respect to its indebtedness. Cash available for investment is typically invested in short term funds, which generally mature in under 90 days or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company’s practice to hold these investments to maturity. Assuming year-end cash available for investment had been invested for the whole year (including restricted cash), a 1% change in interest rates would impact net interest income for the years ended December 31, 2005, 2004 and 2003 by $0.1 million, $0.4 million and $0.6 million, respectively. In addition, cash and restricted cash balances would increase by 1% or $0.1 million, $0.4 million and $0.6 million, at December 31, 2005, 2004 and 2003, respectively. The fair value of the Company’s fixed rate debt will also change based on interest rate changes.
     Exchange Rate Sensitivity. Allied maintains operations in several foreign countries. Approximately 86% of the Company’s revenue was derived from operations outside the United States. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. Allied’s consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Allied subsidiaries’ local currency and the U.S. dollar will affect the translation of such subsidiaries’ financial results into U.S. dollars for purposes of reporting the consolidated financial results. Allied does not hedge these matters because cash-flows from international operations are generally re-invested locally. It is estimated that a 10% change in the value of the Euro would impact reported net earnings for the years ending December 31, 2005, 2004 and 2003 by approximately $1.5 million, $0.7 million and $0.2 million, respectively. A 10% change in the value of the Euro would impact reported total assets for the years ended December 31, 2005, 2004 and 2003 by $13.3 million, $15.3 million and $19.2 million, respectively. See Note P to the consolidated financial statements for more information on financial instruments.
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
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
          Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. The Company identified 6 material weaknesses in its internal control over financial reporting as follows: 1) controls relating to estimates for warranty reserves were not properly designed; 2) controls relating to accounting for certain derivative contracts were not properly designed; 3) there was no maintenance of an appropriate contract cost accounting ledger; 4) there was a lack of documentation of testing of key controls surrounding inventory and numerous exceptions of the key controls were uncovered; 5) lack of documentation and testing of the Company’s IT general controls; 6) controls relating to inadequate financial processes. Based on that evaluation, for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005. As set forth below, the Company has or is in the process of taking the steps necessary to remediate the material weaknesses.
Management’s Report on Internal Control over Financial Reporting
Management’s report on the Company’s internal control over financial reporting is included on page F-3 of this annual report on Form 10-K, which report is included herein. The report of the Independent Registered Public Accounting Firm with respect to management’s assessment of the effectiveness of internal controls over financial reporting is included on page F-4 of this annual report on Form 10-K.

     There were no changes in our internal controls over financial reporting or, to our knowledge, in other factors that could significantly affect our internal control over financial reporting during the quarter ended December 31, 2005. However, starting in the first and second quarter of 2006 we are taking the following steps necessary to remediate the above listed material weaknesses: (1) Warranty Reserves: We have improved the quality and documentation of the estimates supporting our warranty reserves; (2) Derivative Accounting: We have implemented effective processes and procedures for documentation and accounting for foreign currency contracts. The Company has retained an outside expert for contemporaneous review of our hedging activities and documentation to ensure compliance with FAS 133 and other relevant pronouncements; (3) Contract Accounting: We are in the process of implementing effective new processes and procedures for documentation and accounting for contract costs. We are upgrading our SAP system at MECAR to improve the accuracy and timeliness of the information and transactions that are processed in the system; (4) Inventory: We have implemented a new manufacturing and financial accounting ERP system across all U.S. subsidiaries that enables the Company to track its inventory on a real-time basis; (5) Information Technology (IT): We are in the process of improving the documentation of our IT General Controls. Additionally, we have made staffing changes and improved the quality, focus and timing of our 404 IT testing; and (6) We have restated the prior periods for the misclassification and are putting in place tighter controls to ensure consistency and transparency in the subsidiary reporting and consolidation process.
     The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting. The scope of BDO Seidman’s audit of management’s assessment and the effectiveness of internal control over financial reporting was limited as a result of management’s delay in the performance of and delivery to BDO Seidman of its completed assessment. Specifically, BDO Seidman was provided significant documentation related to management’s assessment subsequent to December 31, 2005 and, as a result, was unable to obtain sufficient evidence that the controls were designed and operating effectively at December 31, 2005. As a result of this limitation in scope, BDO Seidman is unable to render an opinion on either management’s assessment or the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The disclaimer of opinion report of BDO Seidman appears below under the caption, “Report of Independent Registered Public Accounting Firm.”
Changes in Internal Control Over Financial Reporting
     During the fiscal quarter ended December 31, 2005, there were no significant changes other than those described above in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 which was not so disclosed.
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF ALLIED
     The following are the directors of Allied:
     J. H. Binford Peay, III, age 66, became a director in April 2000 and was elected Chairman of the Board, President and Chief Executive Officer in January, 2001. General Peay resigned as President and Chief Executive Officer of the Company as of June 1, 2003 to become Superintendent of the Virginia Military Institute. He remains as Chairman of the Board. General Peay retired in 1997 as Commander in Chief, United States Central Command, with responsibility for operations in some 20 countries throughout Africa, the Middle East, Persian Gulf and South Asia. Previously, he was Vice Chief of Staff, U.S. Army. General Peay is currently a director of BAE Systems, Inc., a subsidiary of BAE Systems, plc an international defense aerospace company. He is also a Trustee of the National Defense University. Previously, he had also been on the board of Directors of MPRI, was a trustee of Virginia Military Institute Foundation and the George C. Marshall Foundation.
     John G. Meyer, Jr., age 62, became a director in January 2003 when he was also elected as President of the Company. He served as Executive Vice President and Chief Operating Officer since January, 2001. He succeeded General Peay as the CEO on June 1, 2003 until June 2005. He is currently Chief Executive Officer of Heckler & Koch, a defense contractor. Mr. Meyer previously retired from the U.S. Army having served as its most senior Public Affairs Officer during his last four (4) years of military service.

     J. R. Sculley, age 65, became a director of Allied in 1991 and currently serves as Chairman Emeritus. He served as Chairman of the Board and Chief Executive Officer from December 1992 until September 1999; from April 1992 until December 1992 he served as President and Chief Operating Officer of Allied. Between 1989 and April 1992, Mr. Sculley was Director of Advanced Studies and Technologies of Grumman Corporation, a defense company, and, prior thereto, was Assistant Secretary of the Army (Research, Development and Acquisition).
     Clifford C. Christ, age 58, became a director of Allied in 1993. He has been the President and Chief Executive Officer of NavCom Defense Electronics, Inc., a defense electronics company, since 1988.
     Harry H. Warner, age 70, became a director of Allied in early 1996. From 2002 – 2005, Mr. Warner was President of the George C. Marshall Foundation. Previously, he was a self-employed financial consultant, investor and real estate developer. He is also a director of Chesapeake Corporation.
     Ronald H. Griffith, age 67, became a director of Allied in April 2000. Mr. Griffith is Executive Vice President and Chief Operating Officer of MPRI, Inc., a professional services company, since 1998. Formerly, he served as Vice Chief of Staff of the U.S. Army.
     Gilbert F. Decker, age 68, became a director of Allied in June 2002. Mr. Decker is a consultant to companies in the defense and aerospace industries. He previously served as Executive Vice President of Engineering and Production at Walt Disney Imagineering as well as he previously served as Assistant Secretary of the Army for Research, Development and Acquisitions. Mr. Decker is currently on the board of directors of Alliant Techsystems, Inc. and Anteon International Corporation.
     John J. Marcello, age 58, became a director in June 2006 and was elected President and Chief Executive Officer in June 2005. He previously served as COO and then Managing Director of MECAR S.A. from November 2002 to May 2005. Mr. Marcello retired from the U.S. Army as a Major General in 2002.
     Zachary George, age 28, became a director in June 2006 and has served as a Senior Investment Advisor of Pirate Capital LLC, an investment management company, since March 2004. Previously, he served as an Officer in Portfolio Management for Mizuho Corporate Bank, LTD from 2002 – 2004. Mr. George obtained a JD degree from Brooklyn Law School in 2002.
     Charles S. Ream, age 62, became a director in June 2006. Mr. Ream served as Executive Vice President and Chief Financial Officer of Anteon International Corporation from 2003-2006. Previously, he served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc. from 2000-2001 and Senior Vice President of Finance and Strategic Initiatives of Raytheon Systems Company from 1998-2000. Mr. Ream is also a director of Dyncorp International as well as a director of Stanley, Inc.
     The Audit Committee is currently comprised of Messrs. Christ, Warner, Griffith and Decker. Among its functions, the Audit Committee (i) recommends the selection of the Company’s independent public accountants, (ii) reviews the scope of the independent public accountants’ audit activity, (iii) reviews the financial statements which are the subject of the independent public accountants’ certification, and (iv) reviews the adequacy of the Company’s basic accounting and internal control systems. Each of the Audit Committee members satisfies the independence requirements and other established criteria of the AMEX and the Securities and Exchange Commission. The Board of Directors has determined that each of Clifford C. Christ and Gilbert F. Decker qualify as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules and is financially sophisticated as defined by AMEX rules.
     On April 25, 2006, the Company entered into an agreement (the “Pirate Agreement”) with Pirate Capital, LLC, the Company’s largest stockholder. Under the terms of the Pirate Agreement, the Company agreed to refresh its Board of Directors. Accordingly, in June 2006, John J. Marcello, President of the Company, Zachary R. George, a Senior Investment Analyst of Pirate Capital LLC, and Charles S. Ream, former Chief Financial Officer of Anteon International Corporation, were elected to the Board of Directors, increasing the size of the Board to ten (10) members.
     The Board of Directors has determined that a decrease in the size of the Board is appropriate, following a short transition period. Jay R. Sculley, Clifford C. Christ, and Harry H. Warner have announced their intent to resign from the Board effective in January 2007.
Executive Officers
     The following are the executive officers of Allied:
     Mr. Marcello is the President and Chief Executive Officer of Allied.

     Monte L. Pickens, age 60, was elected Executive Vice President and Chief Operating Officer in May 2003. Previously, Mr. Pickens was the Vice President of T. Marzetti Company. Mr. Pickens retired from the U.S. Army as a Colonel in 1992.
     Robert P. Dowski, age 51, was appointed Treasurer and Chief Financial Officer in August 2005. Mr. Dowski was an independent financial consultant and a partner with Tatum CFO Partners LLC from May 2005 to July 2005. From April 2004 to April 2005, Mr. Dowski was a senior financial advisor for Neustar, Inc. He served as Neustar’s Senior Vice President and CFO from August 2000 to March 2004. Prior to his tenure at Neustar, Mr. Dowski was CFO of GE/Gilat SpaceNet from April 1999 to July 2000.
     Wayne F. Hosking, Jr., age 40, was elected Vice President for Corporate Strategic Development in April 2004. Previously, Mr. Hosking served as Vice President of Sales for Horne Engineering Services, Inc.
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
(703) 847-5268
Attn: Investor Relations
ITEM 11. EXECUTIVE COMPENSATION
Compensation of Directors and Executive Officers.
     The following table sets forth information concerning all compensation paid for services rendered in all capacities to the Company and its subsidiaries during the years ended December 31, 2005, 2004 and 2003 to the chief executive officer of the Company and to other executive officers of the Company whose total annual salary and bonus exceeds $100,000:

SUMMARY COMPENSATION TABLE

					Long-Term
					Compensation
					Awards
		Annual Compensation				Securities
Name and				Other	Restricted	Underlying
Principal				Annual	Stock	Options/	All Other
Position	Year	Salary	Bonus	Compensation	Awards ($)	SARs (#)	Compensation
John J. Marcello, Chief	2005	$264,849	$33,188	$78,738 [1]	$379,360	—	—
Executive Officer since	2004	$220,000	$46,000	$22,789 [1]	$10,001	—	—
June, 2005	2003	$184,000	—	$2,322	—	—	—

John G. Meyer, Jr., Chief	2005	$136,500	$50,000	$2,079	—	—	—
Executive Officer until	2004	$270,000	$135,000	$3,564	—	—	—
June, 2005	2003	$243,333	$85,167	$2,322	—	70,000	—

Monte L. Pickens,	2005	$223,333	$27,000	$4,000	—	40,000	—
Executive Vice President	2004	$185,000	$69,942	$2,322	—	—	—
	2003	$175,000	$58,583	$1,548	—	40,000	—

Robert P. Dowski, Chief Financial Officer since August, 2005	2005	$70,000	—	—	—	80,000	—

Charles R. Hasper, Chief	2005	$134,688	—	$725	—	—	—
Financial Officer until	2004	$180,000	$74,550	$1,242	—	—	—
August, 2005	2003	$163,500	$40,425	$810	—	—	—

Wayne Hosking, Vice President	2005	$174,167	$49,163	$540	$6,011	—	—
	2004	$123,141	$63,099	$355	—	40,000	—

[1]	Principally relates to cost of living adjustment from the prior year paid in the current year resulting from Euro/U.S. Dollar fluctuations.
OPTIONS GRANTS IN LAST FISCAL YEAR
     The following table contains information concerning the stock option grants made to each of the named executive officers for the fiscal year ended December 31, 2005:

	Individual Grants				Potential Realizable
	Number of	% of Total			Value at Assumed
	Securities	Options			Annual Rates of Stock
	Underlying	Granted to	Exercise or		Price Appreciation for
	Options	Employees in	Base Price	Expiration	Option Term (1)
Name	Granted	Fiscal Year	($/Sh)	Date	5% ($)	10% ($)
Monte L. Pickens	40,000	33 1/3%	$23.95	03-06-10	216,612	468,606
Robert P. Dowski	80,000	66 2/3%	$22.05	08-31-10	451,078	988,189

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, in accordance with the SEC’s rule. Actual gains, if any, on stock option exercises are dependent on the future performance of the common stock, overall market conditions and the option holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

AGGREGATED OPTIONS EXERCISED IN LAST
FISCAL YEAR AND FISCAL YEAR-END VALUES
     The following table sets forth information concerning option exercise and option holdings by each of the named executive officers for the fiscal year ended December 31, 2005:

	Shares		Number of Securities Underlying/		Value of Unexercised In-the-Money
	Acquired on	Value	Unexercised Options /SARs Value		Options/SARs at FY-End ($) (2)
Name	Exercise (#)	Realized(1)	Exercisable (#)	Unexercisable (#)	Exercisable	Unexercisable
John G. Meyer, Jr.	108,000	$1,107,320	—	—	—	—

Monte L. Pickens	—	—	32,000	48,000	$188,880	$125,920

Robert P. Dowski	—	—	20,000	60,000	$14,400	$43,200

Charles A. Hasper	47,266	$362,154	—	—	—	—

Wayne Hosking	—	—	16,000	24,000	$37,440	$56,160

(1)	Represents the closing price per share on the date the option was exercised less the option exercise price multiplied by the number of shares acquired upon exercise.

(2)	Represents the closing price per share of the underlying shares on the last day of the fiscal year less the option exercise price multiplied by the number of shares. The closing price per share was $22.77 on the last trading day of the fiscal year as reported on the AMEX.
Director Compensation
     Each director is compensated for service at the annual rate of $24,000 in cash and $36,000 in Allied stock. The directors are allowed to defer receipt of the cash and/or the Allied stock until they retire from the Allied board. As Chairman Emeritus, Mr. Sculley is entitled to an additional $500 per month. As Chairman of the Board, General Peay is entitled to the same cash and stock-based compensation as paid to non-employee members of the Board of Directors plus (i) an additional $1,000 per month and (ii) reimbursement of annual premiums paid on a $1 million life insurance policy, together with all applicable income taxes. The Company also reimburses directors for out-of-pocket expenses incurred in connection with their service.
     In 1992, the Board of Directors of Allied adopted the Outside Directors Retirement Plan (the “Directors Retirement Plan”) to provide retirement benefits for long-standing non-employee directors (“Outside Directors”). Under the Directors Retirement Plan, Outside Directors are eligible for a retirement benefit if they retire from the Board and have served as a member of the Board for a minimum of five (5) years. An eligible Outside Director who retires from the Board is entitled to receive, commencing on the last day of the first month following the month in which the director attains age seventy (70), monthly payments equal to the monthly cash compensation received from Allied at the time the director terminated service in such capacity. Such payments will cease upon the earlier of the expiration of a period of time equivalent to the period of time the director served as a member of the Board or the death of the director. The Directors Retirement Plan was suspended in 2001. Messrs. Christ, Warner and Sculley are entitled to receive benefits under the Plan upon their retirement from the Board for prior service. No further benefits have accrued or will accrue under the plan since its suspension in 2001.
     In 2005, Mr. Sculley was paid approximately $80,000 in satisfaction of his post-employment severance entitlement. No further payments are required.
Employment Contracts and Change-In-Control Agreements
     Mr. Marcello’s employment agreement provides for an annual salary of $295,000 and the potential to earn an annual bonus up to 50% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of Mr. Marcello’s employment, he will be entitled to receive his annual salary for up to two (2) years following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Marcello.

     Mr. Pickens’ employment agreement provides for an annual salary of $240,000 and the potential to earn an annual bonus up to 45% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of Mr. Pickens’ employment, he will be entitled to receive his annual salary for up to two (2) years following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Pickens.
     Mr. Dowski’s employment agreement provides for an annual salary of $210,000 and the potential to earn an annual bonus up to 40% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of Mr. Dowski’s employment, he will be entitled to receive his annual salary for up to two (2) years following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Dowski.
     Mr. Hosking’s employment agreement provides for an annual salary of $190,000 and the potential to earn an annual bonus up to 35% of the annual salary upon satisfaction of certain performance standards. Upon certain terminations of Mr. Hosking’s employment, he will be entitled to receive his annual salary for one year following such termination. Further, if the termination of employment occurs within twelve (12) months of a change of control, the payments may be accelerated into a lump sum payment at the election of Mr. Hosking.
     In June, 2001, the Board of Directors of Allied adopted a new stockholder rights plan (the “Rights Plan”). The Rights Plan was amended in June, 2006. The Rights Plan provides each stockholder of record on a dividend distribution one “right” for each outstanding share of Allied’s common stock. Rights become exercisable at the earlier of ten days following: (1) a public announcement that an acquirer has purchased or has the right to acquire 20% or more of Allied’s common stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 20% or more of the outstanding common stock of Allied. All rights held by an acquirer or offeror expire on the announced acquisition date, and all rights expire at the close of business on May 31, 2011. Each right entitles a stockholder to acquire at a stated purchase price, 1/100 of a share of Allied’s preferred stock which carries voting and dividend rights similar to one share of its common stock. Alternatively, a right holder may elect to purchase for the stated price an equivalent number of shares of Allied’s common stock (or in certain circumstances, cash, property or other securities of Allied) at a price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder may elect to acquire one-half of the common stock available under the second option. The purchase price of the preferred stock fractional amount is subject to adjustment for certain events as described in the Rights Plan. At the discretion of a majority of the Board and within a specified time period, Allied may redeem all of the rights at a price of $.01 per right. The Board may also amend any provisions of the Rights Plan prior to exercise. A committee of independent directors will review the Rights Plan at least every three (3) years to assess its terms, conditions and whether continuation of the Rights Plan remains in the best interests of the stockholders.
Compensation Committee Interlocks and Insider Participation
     The Compensation Committee of Allied consists of Messrs. Harry W. Warner, and Ronald H. Griffith and Gilbert F. Decker. J. R. Sculley, a former Chairman of the Board and President of Allied, also served on the Compensation Committee in 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth information with respect to the shares of the Company’s common stock which are held by the only persons known to the Company to be the beneficial owners of more than 5% of such common stock based upon the most recent filings made by the undersigned with the Securities and Exchange Commission:

		Amount and Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class[1]
Common	Pirate Capital LLC[2]	882,300	14.6%
	200 Connecticut Avenue	Owned indirectly
	Norwalk, Connecticut 06854

Common	Kings Road Investments Ltd[3].	566,999	9.4%
	c/o Polygon Investment Partners LLP	Owned directly
	598 Madison Avenue
	14th Floor
	New York, New York 10022

		Amount and Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class[1]
Common	Wynnefield Capital Management, LLC[4]	523,235	8.7%
	450 Seventh Avenue
	Suite 509
	New York, New York 10123

Common	Dimensional Fund[5]	479,018	7.9%
	Advisors, Inc.	Owned directly
	1299 Ocean Ave., 11th Floor
	Santa Monica, California 90401

Common	Wells Fargo & Company[6]	382,926	6.3%
	420 Montgomery Street
	San Francisco, California 94104

Common	Tamarack Enterprise Fund[7]	365,900	6.1%
	100 Fifth Street	Owned directly
	Suite 2300
	Minneapolis, Minnesota 55402

Common	Aegis Financial Corporation[8]	306,950	5.1%
	1100 North Glebe Road	Owned directly
	Suite 1040
	Arlington, Virginia 22201

[1]	Based upon 6,041,465 shares of common stock outstanding.

[2]	Pirate Capital LLC and Thomas R. Hudson, Jr. filed a Form 4 with the SEC on August 22, 2006. Previous filings state that Pirate Capital LLC and Thomas R. Hudson, Jr. are deemed to have shared voting and shared dispositive power with respect to 882,300 shares, which shares are owned of record by Jolly Roger Fund LP and Jolly Roger Offshore Fund Ltd.

[3]	Kings Road Investments Ltd. filed a Schedule 13G with the SEC on March 22, 2006 reporting ownership of a note convertible 472,499 shares and a stock purchase warrant exercisable into 94,500 shares.

[4]	Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I., and Wynnefield Small Cap Value Offshore Fund,Ltd., filed a Schedule 13D/A with the SEC on July 18, 2006.

[5]	Dimensional Fund Advisors, Inc. (“Dimensional”), a registered investment advisor, filed an amended Schedule 13G with the SEC on February 6, 2006.

[6]	Wells Fargo & Company filed a Schedule 13G with the SEC on January 24, 2006.

[7]	Tamarack Enterprise Fund filed a Schedule 13G with the SEC on January 25, 2006.

[8]	Aegis Financial Corporation, William S. Berno, Paul Gamble, and Scott L. Barbee jointly filed an amendment to its Schedule 13G with the SEC on February 14, 2006.

The following information is furnished as of September 15, 2006, with respect to the beneficial ownership by management of the Company’s common stock:

		Amount and Nature of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	Percent of Class[1]
Common	J. H. Binford Peay, III	256,121[2]	4.1%
		Owned directly

Common	J. R. Sculley	70,435[4]	1.2%
		Owned directly

Common	John G. Meyer, Jr.	68,223	1.1%
		Owned directly

Common	Harry H. Warner	47,253[3]	*
		Owned directly

Common	Clifford C. Christ	44,201[4]	*
		Owned directly

Common	Ronald H. Griffith	31,775[5]	*
		Owned directly

Common	Gilbert F. Decker	20,401[4]	*
		Owned directly

Common	John J. Marcello	17,163	*
		Owned directly

Common	Charles S. Ream	1,637	*
		Owned directly

Common	Zachary R. George	1,637	*
		Owned directly

Common	All executive officers	644,484[6]	10.1%
	and directors as a	Owned directly
	group (12)

1	Based upon 6,031,465 shares of common stock outstanding plus any outstanding options, by director.

2	Includes stock options for 206,500 shares which may be exercised within sixty (60) days.

3	Includes stock options for 13,000 shares which may be exercised within sixty (60) days, 5,203 shares issuable upon retirement from the Board pursuant to the Directors Deferred Compensation Plan and 3,278 shares issuable upon retirement from the Board pursuant to the terminated Outside Directors Retirement Plan.

4	Includes stock options for 13,000 shares which may be exercised within sixty (60) days and 5,203 shares issuable upon retirement from the Board pursuant to the Directors Deferred Compensation Plan.

5	Includes stock options for 13,000 shares which may be exercised within sixty (60) days.

6	Includes stock options for 354,500 shares which may be exercised within sixty (60) days and 24,090 shares issuable upon retirement from the Board.

*	Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
     In early February, 2006, Robert P. Dowski, Chief Financial Officer of the Company, made a $1 million bridge loan to the Company. The loan advance, together with interest at twelve percent (12%) per annum, was repaid to Mr. Dowski in early March, 2006, when the Company closed its $30 million convertible note financing.
     Mr. Sculley’s employment with the Company terminated in September, 1999. During 2005 and 2004, the Company paid Mr. Sculley approximately $66,667 and $80,000, respectively, in satisfaction of his post-employment severance entitlement. No further payments are required.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICE.
     The following table sets forth the fees paid by the Company to BDO Seidman LLP and Grant Thornton LLP for audit and other services provided for 2005 and 2004:

	2005	2004
Audit fees	$2,163,000	$1,118,290
Audit-related fees	0	0
Tax fees	0	40,550
All other fees	0	0

Total	$2,163,000	$1,158,840

     Audit fees include work in connection with quarterly reviews.
     Additional audit fees of approximately $147,000 and $165,000 were billed to the Company’s foreign subsidiaries by other auditors for audit related services primarily involving statutory audits required by the laws of Belgium for 2005 and 2004, respectively.
     The Audit Committee considered whether the provision of services referenced above is compatible with maintaining independence.
     The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year. The Audit Committee may also pre-approve particular services on a case-by-case basis.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits
3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).

3.2	Amended and restated By-Laws (Incorporated by reference from Form 10-Q filed in August 2004).

3.3	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).

10.1	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 10-Q filed in August 2005).

10.2	Employment Agreement between Allied and Robert P. Dowski (Incorporated by reference from Form 10-Q filed in November 2005).

Exhibit No.	Description of Exhibits
10.3	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).

10.4	Employment Agreement letter amendment between Allied and Monte L. Pickens (Incorporated by reference from Form 10-Q filed in August 2004).

10.5	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).

10.6	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001, April 2002 and May 2005).

10.7	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).

10.8	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).

10.9	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002).

10.10	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.11	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.12	Amendment to Lease Agreement

10.13	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).

10.14	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002).

10.15	Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Form 10-Q filed in August 2004).

10.16	Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries (Incorporated by reference from Form 8-K filed in June 2004)

10.17	Amendment to Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries (Incorporated by reference from Form 10-K/A filed in March 2005)

10.18	Stock Option Agreement-Employee Form (Incorporated by reference from Form 10-Q filed in November 2004)

10.19	Director’s Stock Option Agreement-Director Form (Incorporated by reference from Form 10-Q filed in November 2004)

10.20	Summary of Annual Compensation of Board Members

10.21	Restricted Stock Agreement (Incorporated by reference from Form 10-Q filed in May, 2005)

10.22	7.5% Senior Subordinated Convertible Notes and related documents (Incorporated by reference from 8-K filed in March 2006)

18.1	Letter from independent public accountant related to change in application of accounting principle

21	List of Subsidiaries

23	Consent of Independent Registered Public Accounting Firm (a)

23.1	Consent of Independent Registered Public Accounting Firm (a)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a)

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (a)
(a) Filed herewith
Reports on Form 8-K
On October 3, 2005, the Company filed a Form 8-K reporting the resignation of Grant Thornton LLP as the Company’s independent registered public accounting firm.
On October 31, 2005, the Company filed a Form 8-K/A reporting the engagement of BDO Seidman, LLP as its independent register public accounting firm.
On November 14, 2005, the Company filed a Form 8-K reporting the need to restate the financial results for the first and second quarters of 2005 as well as its 2005 third quarter results.
On November 18, 2005, the Company filed a Form 8-K reporting the acquisition of Global Microwave Systems, Inc.

On December 9, 2005, the Company filed a Form 8-K reporting the receipt of an inquiry letter from the American Stock Exchange.
On January 24, 2006, the Company filed a Form 8-K reporting the announcement of an interim business update for its fiscal year 2005, which ended December 31, 2005.
On February 3, 2006, the Company filed a Form 8-K reporting the announcement of an update to its previously issued guidance for fiscal year 2005, which ended December 31, 2005.
On February 13, 2006, the Company filed a Form 8-K reporting Bridge Financing.
On March 9, 2006, the Company filed a Form 8-K reporting a Securities Purchase Agreement.
On March 31, 2006, the Company filed a Form 8-K reporting it will require additional time to file its Annual Report on Form 10-K for the year ended December 31, 2005.
On April 7, 2006, the Company filed a Form 8-K reporting the receipt of a letter from the American Stock Exchange (AMEX).
On April 25, 2006, the Company filed a Form 8-K reporting an Agreement with Pirate Capital LLC.
On May 12, 2006, the Company filed a Form 8-K reporting the Board of Directors decision to approve a series of strategic and corporate governance initiatives to increase shareholder value and keep pace with evolving best governance practices.
On June 21, 2006, the Company filed a Form 8-K reporting the election of two new directors to its Board of Directors, a decrease in the size of the Board and modification to the Company’s shareholder rights plan.
On June 28, 2006, the Company filed a Form 8-K reporting the election of a third new director to its Board of Directors.
On August 7, 2006, the Company filed a Form 8-K reporting the announcement of preliminary first quarter financial results for the period ending March 31, 2006.
On August 21, 2006, the Company filed a Form 8-K reporting that the Company will restate its financial results for the periods ending December 31, 2002, 2003 and 2004 and the first three quarters of 2005.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
     The Allied Defense Group, Inc.

By:	/s/ John J. Marcello.
John J. Marcello
Chief Executive Officer and President

Date: October 6, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

	By:	/s/ Robert P. Dowski
Robert P. Dowski,
Chief Financial Officer and Treasurer

Date: October 6, 2006	By:	/s/ Deborah F. Ricci
Deborah F. Ricci,
Controller

Date: October 6, 2006

**********

/s/ J. R. Sculley

J. R. Sculley, Director

Date: October 6, 2006
/s/ Clifford C. Christ

Clifford C. Christ, Director

Date: October 6, 2006
/s/ Harry H. Warner

Harry H. Warner, Director

Date: October 6, 2006
/s/ Ronald H. Griffith

Ronald H. Griffith, Director

Date: October 6, 2006
/s/ Gilbert F. Decker

Gilbert F. Decker, Director

Date: October 6, 2006
/s/ John G. Meyer, Jr.

John G. Meyer, Jr., Director

Date: October 6, 2006
/s/ J. H. Binford Peay, III

J. H. Binford Peay, III, Director

Date: October 6, 2006
/s/ Zachary R. George

Zachary R. George, Director

Date: October 6, 2006
/s/ Charles S. Ream

Charles S. Ream, Director

Date: October 6, 2006
/s/ John J. Marcello

John J. Marcello, Director
Date: October 6, 2006

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2005
FORMING A PART OF
ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
OF
The Allied Defense Group Inc.

The Allied Defense Group Inc.

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
To the Stockholders of The Allied Defense Group, Inc.:
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2005, the Company’s internal control over financial reporting was ineffective based on those criteria. We identified six material weaknesses in our internal control over financial reporting.
The first material weakness concerned the design of controls in place relating to estimates for warranty reserves at our Belgian subsidiary, VSK Electronics. We have strengthened the design and documentation supporting these accounts and believe that this material weakness was remediated in the first quarter of 2006. The amount in question was $819 as of December 31, 2005.
The second material weakness concerned the accounting for foreign currency exchange (FX) contracts of our foreign operations in that we did not comply with the guidelines of Financial Accounting Standard No. 133 “Accounting for Derivative Instruments and Hedging Activities” (FAS 133) and Financial Accounting Standard No. 52 “Foreign Currency Translation” (FAS 52) related to derivatives. We have retained an expert for contemporaneous review of our hedging activities and documentation to ensure compliance with FAS 133. We believe we are in the process of completing our remediation of the foreign currency weakness.
The third material weakness concerned accounting for contract costs at our Belgian subsidiary MECAR SA. The Company did not maintain an accurate contract accounting cost ledger. We have implemented improved processes and procedures for accounting and contract costs. Additionally, we are upgrading our accounting system at the subsidiary where the material weakness existed to improve the accuracy and timeliness of the information and transactions that are processed in the system. We are in the process of completing our remediation of this material weakness.
The fourth material weakness concerned accounting for inventory costs at certain U.S. Subsidiaries. The Company lacked sufficient key controls and was unable to accurately track and report inventory balances. In response, the Company undertook several remedial actions in 2006 to address the inventory related material weaknesses. The Company is in the process of implementing a new accounting system across all U.S. subsidiaries which will enable it to track its inventory on a real-time basis. Until this system is fully implemented management has implemented more manual processes and methods which are labor intensive to track inventory costs and movement. The Company expects that our new controls and processes will enable the Company to appropriately account for inventory going forward.
The fifth material weakness concerned the lack of documentation and testing of the Company’s IT general controls. The Company’s general controls were not appropriately designed and management testing was not performed on a timely basis. The Company is in the process of improving the documentation and processes in the IT department. Additionally, the Company has made staffing changes and improved the quality, focus and timing of the 404 IT testing.
The sixth material weakness concerns the Company’s inadequate financial reporting processes. The Company’s recent restatements as well as the Company’s general consolidation and reporting processes were not adequate to meet the needs of the public reporting requirements. As such, the Company has increased staffing and made resource changes at all levels throughout the organization. The Company will continue to address issues until management is satisfied that the matter is fully remediated.
The continued implementation of the initiatives described above is among our highest priorities. We have discussed our corrective actions and future plans with our Audit Committee and BDO Seidman, LLP. As of the date of this report, we believe the actions outlined above should correct the above-listed material weakness in our internal control. However, we cannot assure you that either we or our independent registered public accountants will not in the future identify additional material weaknesses or significant deficiencies in our internal control over financial reporting.
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
The Company’s independent registered public accounting firm, BDO Seidman, LLP, has issued an attestation report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting. The scope of BDO Seidman’s audit of management’s assessment and the effectiveness of internal control over financial reporting was limited as a result of management’s delay in the performance of and delivery to BDO Seidman of its completed assessment. Specifically, BDO Seidman was provided significant documentation related to management’s assessment subsequent to December 31, 2005 and, as a result, was unable to obtain sufficient evidence that the controls were designed and operating effectively at December 31, 2005. As a result of this limitation in scope, BDO Seidman is unable to render an opinion on either management’s assessment or the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The disclaimer of opinion report of BDO Seidman appears below under the caption, “Report of Independent Registered Public Accounting Firm.”

/s/ Robert P. Dowski Robert P. Dowski	/s/ John J. Marcello John J. Marcello.
Chief Financial Officer	Chief Executive Officer
October 5, 2006	October 5, 2006

Report of Independent Registered Public Accounting Firm
We were engaged to audit management’s assessment included in the accompanying Management’s Report on Internal Control over Financial Reporting that The Allied Defense Group, Inc., and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses described therein, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.
The scope of our audit of management’s assessment and the effectiveness of internal control over financial reporting was limited as a result of management’s inability to complete its assessment prior to December 31, 2005. Specifically, we were provided a significant portion of the documentation related to management’s assessment subsequent to December 31, 2005 and, as a result, we were unable to obtain sufficient evidence that the controls were designed and operating effectively at December 31, 2005.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005: 1) Ineffective controls and procedures to ensure that warranty reserves were properly estimated; 2) Ineffective controls and procedures to ensure that derivative contracts and foreign currency transactions were accounted for in accordance with generally accepted accounting principles; 3) Failure to maintain an appropriate contract cost accounting ledger; 4) Ineffective controls over inventory at certain subsidiaries; 5) Insufficient documentation and testing of the Company’s IT general controls; and 6) Inadequate financial reporting processes.
These material weaknesses were considered in determining the nature, timing, and extent of the audit tests we applied in our audit of the Company’s 2005 consolidated financial statements, and this report does not affect our report dated October 5, 2006 on those consolidated financial statements.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Since management did not provide us with timely documentation of the Company’s internal controls over financial reporting and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the Company’s internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion either on management’s assessment of or on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.
We do not express an opinion or any other form of assurance on management’s statements referring to any and all remediation steps taken.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Allied Defense Group, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005. Our report thereon dated October 5, 2006 expressed an unqualified opinion.
BDO Seidman LLP
Bethesda, Maryland
October 5, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
The Allied Defense Group, Inc.
Vienna, Virginia
We have audited the accompanying consolidated balance sheet of The Allied Defense Group, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allied Defense Group, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.
As discussed in Note A to the consolidated financial statements, the Company changed its methodology of applying the percentage of completion method for the recognition of revenue at one of its subsidiaries.
We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), management’s assessment and the effectiveness of The Allied Defense Group, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our report dated October 5, 2006, did not express an opinion on management’s assessment and the effectiveness of the Company’s internal control over financial reporting and the effectiveness of the Company’s internal control over financial reporting.
BDO Seidman, LLP
Bethesda, Maryland
October 5, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders of
The Allied Defense Group, Inc.
We have audited the accompanying consolidated balance sheets of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2004 and the consolidated results of their earnings and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
As described in Note A, the Company restated its consolidated balance sheet as of December 31, 2004 and the related consolidated statements of earnings, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004.
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
/s/ Grant Thornton LLP
Baltimore, Maryland
September 28, 2005

The Allied Defense Group, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)
December 31,

	2005	2004
		RESTATED
ASSETS
Current Assets
Cash and cash equivalents	$7,803	$27,940
Restricted cash	7,428	9,239
Accounts receivable, net	18,547	34,980
Costs and accrued earnings on uncompleted contracts	35,178	41,420
Inventories, net	34,300	17,128
Deferred tax asset	2,696	2,016
Fair value of foreign exchange contracts	5	1,195
Prepaid and other current assets	8,339	4,123

Total current assets	114,296	138,041

Property, Plant and Equipment, net	29,826	30,294

Other Assets
Restricted cash	—	2,000
Intangible assets, net	13,353	3,723
Goodwill	16,698	14,401
Deferred tax asset, non-current	5,672	2,461
Other assets	1,101	1,311

	36,824	23,896

TOTAL ASSETS	$180,946	$192,231

CURRENT LIABILITIES
Bank overdraft facility	$15,086	$5,553
Current maturities of long-term debt	4,342	2,788
Convertible subordinated debenture, current	—	2,231
Accounts payable	31,004	26,661
Accrued liabilities	15,097	10,760
Customer deposits	9,956	8,662
Foreign exchange contracts	1,161	—
Deferred compensation	—	1,612
Income taxes	1,288	811

Total current liabilities	77,934	59,078

LONG-TERM OBLIGATIONS
Short term debt to be refinanced	13,539
Long-term debt, less current maturities and unamortized discount	7,820	7,223
Deferred compensation	160	377

	21,519	7,600

TOTAL LIABILITIES	99,453	66,678

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,982,008 in 2005 and 5,601,101 in 2004	598	560
Capital in excess of par value	34,354	27,910
Retained earnings	34,466	73,386
Accumulated other comprehensive income	12,075	23,697
	81,493	125,553

TOTAL STOCKHOLDERS EQUITY	$180,946	$192,231

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands of dollars, except per share data)
Years ended December 31,

	2005	2004	2003
		RESTATED	RESTATED
Revenues	$112,222	$146,201	$153,774

Cost and expenses
Cost of sales	94,154	105,819	114,904
Selling and administrative	36,471	29,605	24,449
Research and development	7,190	6,695	4,532
Goodwill impairment	3,060	—	—

Total cost and expenses	140,875	142,119	143,885

Operating income (loss)	(28,653)	4,082	9,889

Other income (expense)
Interest income	580	549	460
Interest expense	(2,568)	(2,441)	(2,491)
Other — net	(1,926)	(511)	(484)

Total other income (expense)	(3,914)	(2,403)	(2,515)

Earnings (loss) before income taxes and cumulative effect of change in the application of accounting principle	(32,567)	1,679	7,374
Income tax expense (benefit)	1,060	309	4,656

Earnings (loss) before cumulative effect of accounting change	(33,627)	1,370	2,718
Cumulative effect of accounting change, net of tax benefit of $2,726	(5,293)	—	—

Net Earnings (Loss)	$(38,920)	$1,370	$2,718

Earnings (loss) per share:

Basic
Earnings (loss) before cumulative effect of accounting change	$(5.84)	$0.25	$0.49
Cumulative effect of accounting change, net of income taxes	(0.92)	—	—

Net earnings (loss)	$(6.76)	$0.25	$0.49

Diluted
Earnings (loss) before cumulative effect of accounting change	$(5.84)	$0.24	$0.48
Cumulative effect of accounting change, net of income taxes	(0.92)	—	—

Net earnings (loss)	$(6.76)	$0.24	$0.48

Weighted average number of common shares:

Basic	5,754,951	5,568,183	5,496,786

Diluted	5,754,951	5,745,282	5,670,119

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands of dollars, except per share data)
Years ended December 31, 2005, 2004 and 2003

	Preferred	Common Stock		Capital		Accumulated	Total
	Stock, no		$.10	in excess	Retained	other comprehensive	Stockholders’
	par value	Shares	par value	of par value	earnings	(loss) income	Equity
Balance at January 1, 2003 as previously reported	$—	5,474,813	$547	$24,874	$69,909	$678	$96,008
Adjustment related to restatement	—	—	—	378	(611)	(39)	(272)
Balance at January 1, 2003, RESTATED	—	5,474,813	547	25,252	69,298	639	95,736
Common stock awards	—	6,000	1	110	—	—	111
Employee stock purchase plan purchases	—	10,560	1	150	—	—	151
Exercise of stock options	—	60,000	6	759	—	—	765
Issue of stock options	—	—	—	429	—	—	429
Comprehensive income:	—	—	—	—	—	—	—
Net earnings for the year	—	—	—	—	2,718	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	14,813	—
Total comprehensive income	—	—	—	—	—	—	17,531

Balance at December 31, 2003 RESTATED	$—	5,551,373	$555	$26,700	$72,016	$15,452	$114,723
Common stock awards	—	5,753	1	105	—	—	106
Employee stock purchase plan purchases	—	16,241	1	259	—	—	260
Exercise of stock options	—	27,734	3	346	—	—	349
Warrants issued	—	—	—	68	—	—	68
Issue of stock options	—	—	—	432	—	—	432
Comprehensive income:	—	—	—	—	—	—	—
Net earnings for the year	—	—	—	—	1,370	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	8,245	—
Total comprehensive income	—	—	—	—	—	—	9,615

Balance at December 31, 2004 RESTATED	$—	5,601,101	$560	$27,910	$73,386	$23,697	$125,553
Common stock awards	—	54,729	5	399	—	—	404
Common stock issued with acquisition	—	118,072	11	2,489	—	—	2,500
Employee stock purchase plan purchases	—	5,507	1	107	—	—	108
Exercise of stock options	—	202,599	21	2,671	—	—	2,692
Warrants issued	—	—	—	488	—	—	488
Directors deferred stock			—	290	—	—	290
Comprehensive income:	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	(38,920)	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	(11,622)	—
Total comprehensive income	—	—	—	—	—	—	(50,542)

Balance at December 31, 2005	$—	5,982,008	$598	$34,354	$34,466	$12,075	$81,493

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
Years ended December 31,

	2005	2004	2003
		RESTATED	RESTATED
Cash flows from (used in) operating activities
Net earnings (loss) for the year	$(38,920)	$1,370	$2,718
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities
Cumulative effect of accounting change	5,293	—	—
Goodwill impairment	3,060	—	—
In-process research & development	944	—	—
Unrealized (gains) losses on forward contracts	(4,798)	4,758	(4,312)
Depreciation and amortization	6,082	4,551	4,036
Gain on sale of fixed assets	(400)	(44)	(18)
Deferred income taxes	(3,975)	(2,405)	1,712
Provision for estimated losses on contracts	39	662	255
Amortization of debt issue costs and conversion feature	220	179	243
Common stock and stock option awards	694	538	562
(Increase) Decrease in operating assets and increase (decrease) in liabilities
Restricted cash and restricted deposits	2,683	6,387	(4,786)
Accounts receivable	16,325	(5,741)	2,052
Cost and accrued earnings on uncompleted contracts	196	14,556	14,414
Inventories	(19,363)	(4,208)	(1,241)
Prepaid expenses and assets	(3,909)	1,275	(1,609)
Accounts payable and accrued liabilities	12,905	(15,965)	13,783
Customer deposits	2,334	3,340	(1,144)
Deferred compensation	(1,829)	521	671
Income taxes	190	(370)	(2,569)

Net cash provided by (used in) operating activities	(22,229)	9,404	24,767

Cash flows from (used in) investing activities
Capital expenditures	(8,167)	(5,036)	(4,373)
Acquisitions, net of cash acquired	(9,443)	(525)	—
Proceeds from sale of fixed assets	—	45	20

Net cash used in investing activities	(17,610)	(5,516)	(4,353)

Cash flows from (used in) financing activities
Net (decrease) increase in short-term borrowings	594	(14,013)	5,781
Repayment on capital lease obligations	(2,297)	(2,357)	(1,711)
Borrowings on bank overdraft facility	9,534	1,293	(273)
Principal payments on long-term debt and debenture	(2,478)	(5,922)	(632)
Proceeds from issuance of long-term debt	12,000	2,300	—
Debt issue costs	—	(860)	—
Proceeds from employee stock purchase plan	108	261	151
Proceeds from option exercises	2,692	348	765
Restricted cash and restricted deposits	—	(2,000)	—

Net cash provided by (used in) financing activities	20,153	(20,950)	4,081

Effects of exchange rates on cash	(451)	1,625	4,006
Net (decrease) increase in cash	(20,137)	(15,437)	28,501
Cash at beginning of year	27,940	43,377	14,876

Cash at end of year	$7,803	$27,940	$43,377

	2005	2004	2003
		RESTATED	RESTATED
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for Interest	$1,338	$1,516	$1,492
Income taxes	4,541	7,782	9,455

Supplemental Non-Cash Investing and Financing Activities:
Capital leases	$850	$2,481	$1,989
Non-cash consideration in connection with business acquisition	8,672	—	—
Warrants issued in conjunction with long term debt	488	68	—

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation. The consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries as follows:
•	ARC Europe, S. A. (ARC Europe), a Belgian company,

•	Allied Research Corporation Limited (Limited), an inactive United Kingdom company,

•	News/Sports Microwave Rental, Inc. (NSM), a California corporation,

•	Titan Systems, Inc., (Titan), a Texas corporation,

•	SeaSpace Corporation (SeaSpace), a California corporation, and

•	Mecar USA, a Delaware corporation,

•	Allied Technology, LLC (“Allied Technology”), a Maryland limited liability company

•	Global Microwave Systems, Inc. (“GMS”), a California corporation.
ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (MECAR), Sedachim S.I., S.A. and VSK. VSK is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Tele Technique Generale, S.A., Intelligent Data Capturing Systems, N.V., Belgian Automation Units, N.V., VIGITEC S.A., and CMS Security Systems.
Significant intercompany transactions have been eliminated in the consolidation.
Nature of Operations. The Allied Defense Group Inc. (Allied), a Delaware corporation, is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. These products and services are marketed to the ordinance, electronic security, environmental safety and software simulation markets.
Liquidity and Capital Resources. The Company incurred a net income (loss) of $38,920 and had net cash used from operations of $22,229 in 2005. ADG had a December 31, 2005 balance of cash and equivalents of $7,803 and restricted cash of $7,428. The Company closed a $30,000 convertible debt facility in March 2006. Net proceeds were $28,000. $15,200 was used to retire existing debt — including the Patriot facility. The remaining $12,800 was available to be used in 2006 to fund working capital needs. As of June 30, 2006 the Company had $13,700 of cash and equivalents and $9,300 of restricted cash.
The Company expects to expend nearly all of the net proceeds from the convertible note financing before December 31, 2006 and will likely explore other sources of additional liquidity pending the anticipated return of substantial business from MECAR’s traditional customer base.
At the headquarters level the Company believes that the professional costs related to the restatement incurred in the first three quarters of 2006 will not be recurring in 2007. The Company has invested in a financial and manufacturing ERP system for all of its US subsidiaries and enhanced its headquarters financial staff. These improvements should help the Company significantly reduce its compliance and audit costs starting in 2007. The Company has also invested in video conferencing facilities to link headquarters with all of the subsidiary locations, which should reduce travel costs from 2006 to 2007.
The Company is evaluating a variety of options to increase its liquidity in the fourth quarter of 2006 and into early 2007:
•	The Company intends to have in place, and is in the process of negotiating, a domestic line of credit by year end that will provide $4,000 to $5,000 of immediate liquidity with a provision to accordion up to $20,000 based on financial performance in subsequent periods.

•	The Company is exploring possible asset backed financing from local banks at its US based AWE facilities that would be earmarked for capital improvement — buildings and/or equipment — at that site.

•	The Company is evaluating the disposition of certain non strategic assets.

•	The Company has the option of issuing dividends of excess cash from its Euro based ES operations at year end.

•	The Company may further consolidate its California operations to further reduce operating expenses.
Restatements of Financial Results The consolidated balance sheet at December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003 have been restated. The restatement provided in this Form 10-K corrects amounts previously reported in Allied’s consolidated balance sheet at December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004 for certain errors related to incorrect currency rates used to translate MECAR, S.A.’s U. S. Dollar denominated assets and liabilities into its functional currency, and for the grant of stock options to certain officers and directors in 2002 for which the actual accounting measurement date was after the measurement dates used by the Company to record such awards.
     The determination to restate the consolidated financial statements was approved by Allied’s Audit Committee of the Board of Directors upon the recommendation of Allied’s senior management.
     In October 2005, the Company filed an amended 2004 Form 10-K and an amended Form 10-Q for the quarter ended March 31, 2005 related to the Company’s failure to comply with the guidelines of FAS 133 regarding accounting treatment of its foreign currency hedge contracts at its Belgian subsidiary, MECAR, and the subsequent valuation of that subsidiary’s assets and liabilities resulting from foreign currency transactions once the subsidiary failed to qualify for hedge accounting.
     In the periods 2002 through 2005, as the volume of U.S. dollar sales contracts grew, MECAR entered into foreign currency hedge contracts to control the subsidiary’s exposure to currency risk from fluctuations in the U.S. dollar as compared to the Euro, its functional currency. Management and the audit committee determined that an additional restatement was necessary to correct foreign currency transaction and translation errors and correct certain reclassifications that were made in the previously reported amounts that were either incomplete or inaccurate.
     In addition to the correction of previously reported amounts described above, this restatement also provides for the correction of compensation expense recorded in the years ended December 31, 2003 and 2004. In February 2002, the Compensation Committee of the Board of Directors of Allied granted stock option awards at the then market price, subject to subsequent approval by the stockholders of an amendment to the Company’s stock plan that would increase the number of shares available under that plan. The stockholders approved the amendment to the plan in June 2002. The Company incorrectly used the February 2002 award date as the measurement date for the options granted rather than the stockholder approval date in June 2002. The options granted were for 220,000 shares of common stock at an exercise price of $16.40 per share. The total compensation expense associated with this change in measurement date was $1,298 that should have been recognized over the vesting period of thirty-four months subsequent to the measurement date. Based on the vesting period of the options, an increase to compensation expense of $451 and $433 was recognized in 2003 and 2004, respectively.
     The restatement also corrected the classification of MECAR’s bank overdraft facility from an operating activity for cash flow purposes to financing activity. Prior to the restatement, the balance of the bank overdraft facility was included in accounts payable. The balance of the bank overdraft facility at December 31, 2005 and December 31, 2004 was $15,086 and $5,553, respectively. The financing activity for the bank overdraft facility from a cash flow perspective was $9,534, $1,293 and $(273) of cash generated (used) in 2005, 2004 and 2003 respectively.
     A summary of the impact of this restatement is provided below. The reader is referred to Note A to the Consolidated Financial Statements for additional information concerning these matters. The “As Previously Reported in 10-K/A” refers to previously reported in Allied’s Form 10-K/A filed in October 2005. The “Restated” information represents the correction of errors to MECAR’s foreign currency transactions and the correction of compensation expense recorded in the years 2002, 2003, and 2004 related to accounting for stock options granted in 2002
Selected Consolidated Statements of Operations Data:

			Impact from
		Impact From Foreign	Compensation
		Currency Translation	Expense	As Previously Reported
Year Ended December 31, 2004	RESTATED	(1)	(2)	in 10-K/A
Revenues	$146,201	$(3,930)	$—	$150,131
Cost of Sales	105,819	117	—	105,936
Operating income	4,082	(3,812)	(433)	8,327
Earnings before income taxes	1,679	(3,511)	(433)	5,623
Income taxes	309	(1,234)	(146)	1,689

Net Earnings	$1,370	$(2,277)	(287)	$3,934

Earnings per share
Basic	$0.25	$(0.40)	$(0.06)	$0.71

Diluted	$0.24	$(0.40)	$(0.06)	$0.70

Weighted average shares outstanding:
Basic	5,568,183			5,568,183

Diluted	5,745,282			5,991,101

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)

			Impact from
		Impact From Foreign	Compensation
		Currency Translation	Expense	As Previously Reported
Year Ended December 31, 2003	RESTATED	(1)	(2)	in 10-K/A
Revenues	$153,774	$(163)	$—	$153,937
Cost of Sales	114,904	151	—	114,753
Operating income	9,889	(314)	(451)	10,654
Earnings before income taxes	7,374	(1,053)	(451)	8,878
Income taxes	4,656	(307)	(153)	5,116

Net Earnings	$2,718	$(747)	$(297)	$3,762

Earnings per share
Basic	$0.49	$(0.14)	$(0.05)	$0.68

Diluted	$0.48	$(0.13)	$(0.05)	$0.63

Weighted Average Shares Outstanding:
Basic	5,496,786			5,496,786

Diluted	5,670,119			5,970,119

(1)	Impact of correcting for certain errors related to incorrect exchange rates to translate MECAR S.A.’s U.S. Dollar denominated assets and liabilities into its functional currency and other adjustments related to foreign currency transactions.

(2)	Impact of correcting compensation expense related to the grant of stock options to certain officers and directors in 2002 for which the measurement date was incorrectly determined. These options were granted in February 2002 by the Compensation Committee of the Board of Directors of the Company, but were subject to subsequent stockholder approval, which was not obtained until June 2002.
Selected Consolidated Balance Sheet Data:

			Impact from
		Impact From Foreign	Compensation
		Currency Translation	Expense	As Previously Reported
Year Ended December 31,2004	RESTATED	(1)	(2)	in 10-K/A
Restricted cash	$9,239	$(518)	$—	9,757
Accounts receivable	34,980	6,739	—	$28,241
Costs and accrued earnings on uncompleted contracts	41,420	(13,457)	—	54,877
Deferred tax asset	2,016	958	—	1,058
Total current assets	138,041	(6,579)	—	144,352
Deferred tax asset – non current	2,461	1,033	408	1,020

Total assets	192,231	(4,495)	408	196,318
Accounts payable	26,661	(8,272)	—	34,933
Accrued liabilities	10,760	1,386	—	9,374
Customer deposits	8,662	(46)	—	8,708
Total current liabilities	59,078	(1,378)	—	60,456

Total liabilities	66,678	(595)	—	67,273
Accumulated other comprehensive income (loss)	23,697	(514)	—	24,211

Total liabilities and stockholders’ equity	$192,231	$(4,495)	$408	$196,318

(1)	Impact of correcting for certain errors related to incorrect exchange rates to translate MECAR’s U.S. dollar denominated assets and liabilities into its functional currency and other adjustments related to foreign currency transactions.

(2)	Impact of correcting compensation expense related to stock options, noted above.
Cash Flow Information
     The cash flow statements for the years ended December 31, 2004 and 2003 have been restated to reflect a reclassification of a bank overdraft facility from operating cash flows to financing cash flows.

			As previously
	RESTATED	ADJUSTMENT	reported in 10K-A

Year ended December 31, 2004

Cash flows from operations
Accounts payable	(15,943)	(1,293)	(14,650)	*

Cash flows from financing
Borrowings on bank overdraft facility	1,293	1,293	—

Year ended December 31, 2003

Cash flows from operations
Accounts payable	13,782	273	13,509	*

Cash flows from financing
Borrowings on bank overdraft facility	(273)	(273)	—

*	— the as previously reported amount in the 10 K/A have been adjusted for the impact of the foreign currency translation described above of $7,772 and ($7,979) in 2004 and 2003 respectively

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Foreign Currency Translation. The assets and liabilities of ARC Europe and subsidiaries including MECAR, VSK and ARC Limited are translated into U.S. dollars at year-end exchange rates. Resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations.
Reclassifications. Certain items in the 2004 and 2003 financial statements have been reclassified to conform to the current presentation.
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
Accounting Change. In 2005, MECAR changed its methodology of applying the percentage of completion method for the recognition of revenue. This change was made in an effort to better reflect the revenue recognized during the life of its sales contracts. Previously, MECAR used total direct costs as the basis for recognizing revenue, but in 2005, the Company elected to use direct labor as the basis of recognition. The impact of this change on the previously reported interim periods during 2005 is disclosed in Note W. The cumulative effect of this change, recorded January 1, 2005, reduced revenues by $5,293, net of tax benefit of $2,726. Pro forma amounts assuming change in application of accounting principle applied retroactively shown are in Note C.
Cash and cash equivalents. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2005 and 2004, the Company had no cash equivalents.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Accounts Receivable. Accounts receivable from foreign government agencies are supported by letters of credit or other guarantees. They are stated at the amount the Company expects to collect from balances outstanding at year end. Based on management’s assessment of the supported letters of credit and other guarantees, it has concluded that no allowance for doubtful accounts is required. The Company maintains an allowance for uncollectible accounts receivable for commercial receivables which is determined based on historical experience and management’s expectations of future losses. Losses have historically been within management’s expectations. The Company charges the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible. The balance of the allowance for doubtful accounts was $214 and $143 at 2005 and 2004, respectively.
Inventories. Inventories consist of raw materials, work in process, and finished goods, and are stated at the lower of cost or market. Cost is determined principally by the average cost method. The Company reviews its recorded inventory periodically and estimates a reserve for obsolete or slow-moving items to their net realizable value. The inventory reserve is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional reserves may be required.
Property, Plant and Equipment. Property, Plant and Equipment are stated at cost and depreciated using the straight-line method over their estimated service lives, as follows:

Buildings and improvements	20-30 years
Machinery and equipment	3-10 years
Demonstration Inventory	3–7 years
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
Property, plant and equipment includes demonstration inventory, which is recorded at cost. Amortization of demonstration inventory is included in depreciation expense.
Intangibles/Goodwill. Intangibles and goodwill, acquired in connection with business acquisitions, are stated at cost. Approximately 85% of the value of intangible assets, other than goodwill, are amortized on a straight-line basis over their expected lives of three to ten years. Two intangibles, a customer list and a patent, in the Electronic Security segment are amortized over fifteen and sixteen and one-half years, respectively. Goodwill is not amortized, but is subject to an impairment test along with other indefinite lived intangibles, pursuant to the provision of SFAS No. 142, Goodwill and Other Intangible Assets.. Intangible assets with finite lives are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In addition, the Company evaluates the useful lives of finite life intangibles annually. The primary indicators in evaluating impairment are current and forecasted profitability and cash flow of the related businesses.
Based on the impairment tests performed in the fourth quarter of 2005, the Company took an impairment charge to the goodwill of its SeaSpace subsidiary of $3,060. The Company based this impairment on the historical and projected operating results of this business unit and had an independent firm prepare a valuation of the business based on this financial information. This impairment was due to SeaSpace’s increased competitive marketplace and its inability to yield its projected results in the four year period subsequent to the Company’s purchase of Seaspace.
Derivative Financial Instruments. The Company designates its derivatives based upon the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item due to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized in net income in the current period. It is the Company’s policy to classify all of its derivative instruments for cash flow purposes as operating activities. The cash flows from (used in) forward contracts were ($2,987), $9,181 and $27,731 in 2005, 2004 and 2003, respectively.
Revenue and Cost Recognition.
•	Percentage of Completion Method — Revenues under fixed price contracts are recognized on the percentage-of-completion method measured by direct labor incurred to total estimated direct labor. Revenues from indefinite delivery/indefinite quantity (IDIQ) are also recognized on a percentage of completion methodology, measured based upon units delivered. The actual costs on these contracts may differ from the Company’s estimate at completion. Provision for estimated losses and penalties on contracts are recorded when identified. Revenues under cost-plus-fixed-fee and time and material contracts are recognized on the basis of costs incurred during the period plus the fee earned. As contracts extend over one or more years, revisions in costs and earnings estimated during the course of the work are reflected in the accounting period in which the facts which require the revision become known. The revenue recognized on the contracts in progress for 2005, 2004 and 2003 were $81,301, $115,462 and $125,211, respectively. Costs and accrued profits on uncompleted direct and indirect fixed price contracts with foreign governments, direct and indirect U.S. government foreign military sales (FMS) contracts, and custom designed domestic security and weather systems, which are billable upon completion, are carried as costs and accrued earnings on uncompleted contracts.
•	Completed contract method — Revenues from the sale of traditional fire & security systems, as well as battlefield effects simulators, are recognized when the installation is completed. Security system maintenance contract revenues are recognized over the term of the contract on a straight-line basis. Revenues from service work rendered are recorded when performed. The elements of fire and security systems are separable into units of accounting in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The maintenance contracts are sold separately from the product and installation contracts and are priced at market value. There are no provisions related to performance, cancellation, termination or refunds.
In the normal course of the Company’s business, it does not bill shipping and handling costs to customers. Shipping and handling costs are included in cost of sales. Costs of sales also include inbound freight charges, purchasing and receiving costs, inspection costs and warehousing costs. No production costs are included in selling and administrative expense.
The Company records advances received from customers as a current liability.
Advertising. Advertising costs are expensed as incurred. These costs are not material to the Company’s operations.
Research and Development. Research and development costs are expensed as incurred. Such costs include salaries and benefits, rents, supplies, and other costs related to various products under development. Costs are also included in research and development for the Company’s internally developed software, which was not required to be capitalized as described below.
Capitalization of Internally Developed Software. The Company capitalizes internally developed software systems in accordance with Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which require that computer software meeting the characteristics of internal-use software be capitalized once the preliminary project stage has been completed. Once the capitalization criteria has been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software project and interest costs incurred when developing computer software for internal use should be capitalized. During 2004, the Company capitalized $342

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
of costs related to internally developed software systems in accordance with SOP 98-1. During 2005 and 2003, no costs were capitalized.
Warranties. The Company grants warranties on certain products for periods varying from one to five years. Provision is made for estimated losses arising from warranty claims on ammunition products as incurred, based on a minimal level of claims historically for that segment. Provision is made for estimated warranty costs on the sale of security, weather and environmental satellite systems at the time of the sale. The reserves for warranty expense were not significant.
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
Detachable Stock Purchase Warrants — In conjunction with debt financing, the Company has periodically committed to issue detachable stock purchase warrants to creditors. In accordance with EITF 00-19 the Company determines if warrants issued have the characteristics that would require treatment as equity or a liability. The fair value of the warrants is determined by the Black-Scholes option-pricing model at the date of issuance. Due to the terms of warrants the Company has recorded warrants as both equity and liabilities. Warrants meeting the classification of liabilities are recorded,at the fair value. Any gains or losses resulting from fluctuations in the fair value are recognized in the period of change in earnings. In those situations where warrants are classified as equity, the Company allocates proceeds received in a debt financing to the debt and any detachable warrants based on their relative fair values.
The Company analyzes its convertible debt financings in accordance with SFAS 133 to determine if any embedded features should be bifurcated. If the conversion feature is not required to be bifurcated the Company applies EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and SFAS 133, as previously noted. EITF 98-5 clarifies the accounting for instruments with beneficial conversion features and adjustable conversion ratios. The beneficial conversion feature is calculated by allocating the proceeds received in the financing to the intrinsic value based on the effective conversion price as a result of the allocated proceeds. The value of the beneficial conversion feature is recognized as a discount and is amortized to interest expense from the date of issuance to the stated redemption date.
Stock-Based Compensation — The Company historically accounted for stock options using the intrinsic value method by applying APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation costs for stock options are measured and recorded as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost for stock awards is recorded based on the quoted market value of the Company’s stock at the time of grant. Stock based compensation expense was $548, $538 and $562 for the years ended December 31, 2005, 2004 and 2003, respectively.
The following table presents the pro forma effect that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)

(in thousands, except per share data)	2005	2004	2003
		RESTATED	RESTATED
Reported net earnings (loss)	$(38,920)	$1,370	$2,718

Elimination of compensation costs recognized for options	24	286	297
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(457)	(584)	(471)

Pro forma net earnings (loss)	$(39,353)	$1,072	$2,544

Basic earnings (loss) per share:
Reported earnings per share	(6.76)	0.25	0.49
Compensation costs, net of tax	(0.08)	(0.05)	(0.03)

Pro forma basic earnings (loss) per share	$(6.84)	$0.20	$0.46

Diluted earnings (loss) per share:
Reported earnings (loss) per share	(6.76)	0.24	0.48
Compensation costs, net of tax	(0.08)	(0.05)	(0.03)

Pro forma basic earnings (loss) per share	$(6.84)	$0.19	$0.45

Options granted during the years ended December 31, 2005, 2004 and 2003 were 120,000, 40,000, and 149,000 , respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the date of grant for 2005, 2004 and 2003 were $8.42, $7.78 and $6.72, respectively. The weighted average assumptions used in the model were as follows.

	2005	2004	2003
Risk free interest rate	3.93%	3.63%	2.86%
Expected volatility rate	41.05%	33.90%	47.00%
Expected lives – years	3	3	3
Divided yield	—	—	—
The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.
Beginning in 2006, FAS 123(R) Share-Based Payment (as amended), supersedes APB Opinion 25 and requires that companies granting stock options to employees record the economic impact of these options in the audited financial statements. Based on stock options granted to employees as of December 31, 2005, Allied’s stock compensation expense in relation to these would have been approximately $457 before tax. The Company intends to implement FAS123(R) in the first quarter of 2006 using the “modified prospective” method and the Black-Scholes options pricing model. A “modified prospective” method is a method in which compensation cost is recognized beginning with the effective date a) based on the requirement of FAS 123(R) for all share-based payments granted after the effective date and b) based on the requirement of FAS 123 (R) for all awards granted to employees prior to the adoption of 123(R) that remain unvested at the adoption date.
Major Customers. The Company derives the majority of its revenues directly or indirectly from foreign governments (some of which are through the U.S. government via the Foreign Military Sales program), primarily on fixed price contracts. Direct and indirect sales to agencies of The Kingdom of Saudi Arabia accounted for approximately 44%, 56% and 58% of revenue in 2005, 2004, and 2003, respectively.
Concentrations of Credit Risk. Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company’s customer base. The Company generally receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers’ financial condition. The Company’s provision for doubtful accounts for 2005 and 2004 was not significant.
The majority of ammunition sales are to or for the benefit of agencies of The Kingdom of Saudi Arabia and other foreign governments. MECAR’s ammunition sales in any given period and its backlog at any particular time may be significantly

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, MECAR’s business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 2005 and 2004, the Company’s backlog orders, believed to be firm, from operations, approximated $93,376 and $77,273, respectively. The December 31, 2005 and 2004 backlogs included an unfunded portion of $8,330 and $9,445, respectively, from an indefinite delivery, indefinite quantity (IDIQ) federal contract.
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
Amounts in foreign banks at December 31, 2005 and 2004 were approximately $10,704 and $34,529, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company’s financial position and results of operations since the Company has assets and operations in Belgium and sells its products on a worldwide basis.
Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 and SFAS 140. SFAS 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company adopted SFAS No. 155 in March 2006 in conjunction with its debt refinancing. See Note Y – Subsequent Event.
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
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company will adopt FIN 48 in fiscal 2007 and are currently evaluating whether the adoption of FIN 48 will have a material effect on the Company’s financial condition or results of operations.
In December 2004, the FASB issued revised SFAS No. 123R, Share-Based Payment. SFAS No. 123R sets accounting requirements for share-based compensation to employees and requires companies to recognize, in the income statement, the grant-date fair value of stock options and other equity-based compensation. The Company adopted SFAS No. 123R effective January 1, 2006.
In December 2004, the FASB issued FSP No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” which provides a practical exception to the SFAS No. 109 requirement to reflect the effect of a new tax law in the period of enactment by allowing additional time beyond the

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
financial reporting period to evaluate the effects on plans for reinvestment or repatriation of unremitted foreign earnings. The American Jobs Creation Act of 2004 (the Jobs Act) creates a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the United States by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The Company’s elected to utilize this deduction with respect to its 2005 dividend from its foreign subsidiaries.
In, November 2004, the FASB issued SFAS 151, Inventory Costs – An Amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is to be applied prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on its financial position or results of operations.
NOTE B — ACQUISITIONS
Global Microwave Systems, Inc.
On November 1, 2005, the Company acquired all of the common stock of Global Microwave Systems, Inc. (GMS) in a transaction accounted for as a purchase. The Company purchased GMS to enhance the Company’s competitiveness within the electronic security segment as well as to leverage a suite of technologies to deliver larger and more complex security solutions to its customers. The cost of the acquisition was $19,736 and consisted of cash of $11,011, a note payable of $6,700 with an unamortized discount of $528, common stock valued at $2,500 at the date of the acquisition, and $53 in direct and incremental acquisition costs. The Company issued 118,072 unregistered shares of its common stock valued at $21.17 per share, or $2,500 in total. Additional contingent payments of up to $4,000 may be paid over a two-year period subject to the future profitability of GMS and if made, this additional amount will be recorded as additional goodwill. As of December 31, 2005, the Company has not accrued for any contingent payment amounts. The Company’s cash payment in this acquisition was financed through a corresponding borrowing on its senior debt facility as further described in Note L. The results of Global Microwave Systems, Inc. have been consolidated since November 1, 2005. The results of GMS would not have a material impact on the Company’s operations on a pro forma basis for the periods presented. The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition of GMS:

		Intangible Weighted
	Allocation	Average Useful Life
Current assets	$4,714
Property and equipment	500
Other Assets	21
Intangibles
Developed Technologies	5,272	10 years
Trade Name	2,915	Indefinite
Non-Competition Agreement	1,705	3 years
Purchased in-process research & development	944	Expensed in Research and Development in 2005
Goodwill	5,964	Indefinite

Total assets acquired	$22,035
Current liabilities	(2,299)

Net assets acquired	$19,736

CMS Security Systems
On August 1, 2004, VSK acquired all the common stock of CMS Security Systems in a transaction accounted for as a purchase. This acquisition was undertaken to provide the Company with a position in a high-growth segment of the North American

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Electronic Security market. The cost of the acquisition was $400 of cash. VSK entered into a $300 loan to fund the acquisition. The loan is payable in equal installments on August 1, 2005, 2006, and 2007. The results of CMS Security Systems have been consolidated since its acquisition on August 1, 2004. The acquisition of CMS Security Systems did not have a material impact on the Company’s operations. The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition of CMS Security Systems:

		Intangible Weighted
	Allocation	Average Useful Life
Current assets	$69
Property and equipment	23
Intangibles (Customer list)	50	7 years
Goodwill	449	Indefinite

Total assets acquired	$591
Current liabilities	(172)
Deferred tax liability	(19)

Net assets acquired	$400

NOTE C — CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
In 2005, MECAR changed its methodology of applying the percentage of completion method for the recognition of revenue in an effort to better reflect the revenue recognized during the life of a sales contract. Although upon contract completion both methods would yield the same results, the Company felt that the direct labor method is preferable. Previously, MECAR used total direct costs as the basis for recognizing revenue. In 2005, MECAR changed the basis for recognition to direct labor rather than total direct costs. The Company has accounted for this as a change in accounting principle effective January 1, 2005 and the cumulative effect, based on a retroactive computation, of the accounting change of $5,293, net of a tax benefit of $2,726, was recognized in 2005. The cumulative effect of this change represents the difference between the amount of retained earnings at the beginning of the period of change and the amount of retained earnings that would have been reported at the date if the new accounting principle had been applied retroactively for all prior periods. The table below provides the pro forma impact of the change in this accounting principle as if the change had been in place throughout all years reported.

	2005	2004	2003

Pro forma amounts assuming change in application of accounting principle applied retroactively:
Net earnings (loss), as restated for 2003 and 2004	$(38,920)	$1,370	$2,718

Elimination of the cumulative effect of the change in accounting principle, net of taxes	5,293	—	—
Impact of change in MECAR revenue recognition based on total direct labor rather than total direct costs, net of taxes—unaudited	—	(1,691)	1,650

Pro Forma net earnings (loss)	$(33,627)	$(321)	$4,368

Pro Forma Earnings (loss) per share:
Basic	$(5.84)	$(0.06)	$0.80
Diluted	$(5.84)	$(0.06)	$0.77

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE D — RESTRICTED CASH
Restricted Cash at December 31 is comprised as follows:

	2005	2004
Collateralized performance bonds and advance payment guarantees	$5,393	$9,227
Senior secured facility deposit	2,000	2,000
Other	35	12

	$7,428	$11,239
Portion included in current assets	(7,428)	(9,239)

Noncurrent portion	$—	$2,000

MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreements used to provide these financial guarantees place restrictions on certain cash deposits and other liens on MECAR’s assets. In addition, certain customers make advance deposits and require MECAR’s bank to restrict up to forty percent of the advance deposit as collateral. The majority of the restricted cash balance relates to requirements under our sales contracts to provide performance bonds and advance payment guarantees. These instruments typically expire within one year or operating cycle and the restriction on the cash is released. As such, the restricted cash is classified as current for the periods presented. Restricted cash of $5,393 and $9,227 at December 31, 2005 and 2004, respectively, was restricted or pledged as collateral for these agreements.
NOTE E — ACCOUNTS RECEIVABLE AND COSTS & ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Accounts receivable at December 31 are comprised as follows:

	2005	2004
		RESTATED
Direct and indirect receivables from governments	$1,777	$22,324
Commercial and other receivables, less allowance for doubtful receivables of $214 in 2005 and $143 in 2004	16,770	12,656

	$18,547	$34,980

Receivables from foreign government and government agencies are generally due within 30 days of shipment, less a 10% hold back provision which is generally due within 90 days. Since these receivables are typically supported by letters of credit or other guarantees, no provision for doubtful accounts is deemed necessary. The Company maintains an allowance for doubtful accounts on commercial receivables, which is determined based on historical experience and management’s expectations of future losses. Losses have historically been within management’s expectations.
Costs and accrued earnings on uncompleted contracts totaled $35,178 and $41,420 at December 31, 2005 and 2004, respectively. The revenue recognized on the contracts in progress for the years ended December 31, 2005, 2004 and 2003 were $81,301 $115,463, and $125,211 respectively. The revenue recognized from the contracts in progress generally are not billed until products are completed and delivered.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE F — INVENTORIES
Inventories at December 31 are comprised as follows:

	2005	2004
		RESTATED
Raw materials	$14,481	$15,668
Work in process	19,265	686
Finished goods, less reserve for obsolescence of $882 in 2005 and $668 in 2004	554	774

	$34,300	$17,128

NOTE G — PROPERTY, PLANT & EQUIPMENT
Property, Plant & Equipment at December 31 are comprised as follows:

	2005	2004
Land	$612	$1,632
Buildings and improvements	22,309	23,621
Machinery and equipment	59,614	59,372
Demonstration Inventory	1,107	—

	$83,642	$84,625
Less accumulated depreciation	(53,816)	(54,331)

	$29,826	$30,294

Depreciation expense was $5,279, $4,093 and $3,592 for the years ended December 31, 2005, 2004, and 2003, respectively.
Capital Leases. The Company leases equipment under various capital leases, with lease terms through 2010. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities.
The following is an analysis of the leased property under capital leases included in property plant and equipment:

	2005	2004
Leased equipment	$10,823	$13,721
Less: accumulated amortization	(4,135)	(4,170)

	$6,688	$9,551

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2005:

Year ending December 31,
2006	$2,216
2007	1,635
2008	697
2009	302
2010	72

Total minimum lease payments	4,922
Less: Amount representing interest	(315)

Present value of net minimum lease payments	$4,607

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE H — INTANGIBLE ASSETS
Intangible assets at December 31, 2005 and 2004 are comprised as follows:

	December 31, 2005			December 31, 2004
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Intangible assets subject to amoritization:
Capitalized Software	$1,055	$582	$473	$1,184	$477	$707
Developed Technologies	5,272	81	5,191	—	—	—
Customer Lists	2,297	727	1,570	2,297	540	1,757
Patents and Trade Name	1,225	392	833	1,189	235	954
Other	2,228	162	2,066	—	—	—

Sub Total	$12,077	$1,944	$10,133	$4,670	$1,252	$3,418

Intangible assets with indefinite lives:
Trade Names	3,220	—	3,220	305	—	305

Total	$15,297	$1,944	$13,353	$4,975	$1,252	$3,723

Consolidated amortization expense related to intangible assets, excluding goodwill, for 2005, 2004 and 2003 was $803, $467 and $445, respectively. Estimated future aggregate annual amortization for intangible assets is as follows:

Year	Amount
2006	$1,387
2007	1,449
2008	1,354
2009	881
2010	803
NOTE I — GOODWILL
As required by SFAS No. 142, the Company performs, at the component level of the segments, a review each year or earlier if an indicator of potential impairment of goodwill exists. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses.
Goodwill for each segment at December 31 is as follows:

	Ammunition &
	Weapons Effects	Electronic Security	Other	Total
Balance as of January 1, 2003	$1,345	$5,936	$3,323	$10,604
Goodwill acquired during the year		—	125	125
Deferred tax asset adjustment	311	426	874	1,611
Foreign exchange fluctuation		1,378	—	1,378

Balance as of December 31, 2003	$1,656	$7,740	$4,322	$13,718
Goodwill acquired during the year	—	449	125	574
Deferred tax asset adjustment	(261)	—	—	(261)
Foreign exchange fluctuation	—	370	—	370

Balance as of December 31, 2004	$1,395	$8,559	$4,447	$14,401
Goodwill acquired during the year	—	5,964	—	5,964
Impairment loss		—	(3,060)	(3,060)
Foreign exchange fluctuation	—	(607)	—	(607)

Balance as of December 31, 2005	$1,395	$13,916	$1,387	$16,698

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
The Electronic Security segment goodwill experienced a net increase in 2005 resulting from a $5,964 increase related to the acquisition of Global Microwave Systems. The Other segment reflects the $3,060 impairment write-down of SeaSpace. During 2005, the Company determined that the carrying amount of goodwill attributed to SeaSpace exceeded its fair value, which was estimated based on (1) present value of expected future cash inflows and (2) market capitalization. Accordingly, a goodwill impairment expense was recognized at SeaSpace.
The Other segment goodwill acquired in 2004 is associated with final adjustments of the 2002 SeaSpace acquisition. The Electronic Security segment increase in goodwill of $449 related to the acquisition of CMS Security Systems in 2004. The 2004 deferred tax asset adjustment for the Ammunition & Weapons Effects segment is related to the removal of Titan’ valuation allowance.
NOTE J — BANK OVERDRAFT CREDIT FACILITY
Credit Facility – MECAR is obligated under an agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities of up to 49,400 Euros (approximately $58,500 USD) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for tax prepayments and working capital. The Agreement was modified in 2006 with the result that the available credit facility has been reduced to 42,850 Euros (approximately $50,750 USD). The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. The interest rate as of December 31, 2005 was Libor + 2.75% or approximately 6.02%. As of December 31, 2005 and 2004, guarantees and performance bonds of approximately $27,538 and $25,779, respectively, were outstanding. Advances for working capital and tax pre-payments provided for under the bank overdraft facility, amounted to $15,086 and $5,553 as of December 31, 2005 and 2004, respectively. Advances under the Agreement are secured by restricted cash of approximately $5,393 and $9,228 at December 31, 2005 and 2004, respectively. MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement is used to provide these financial guarantees and in turn places restrictions on certain cash deposits and other liens on MECAR’s assets. In addition, certain customers make advance deposits and require MECAR’s bank to restrict up to forty percent of the advance deposit as collateral. The majority of the restricted cash balance relates to requirements under our sales contracts to provide performance bonds and advance payment guarantees. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge on MECAR’s assets of approximately $41,000 of MECARs assets. The Agreement has an annual term but is cancellable by either party on 90 days notice. The Agreement requires that MECAR maintains certain net worth and working capital covenants. As of December 31, 2005 MECAR was not in compliance with the facility covenants, The Company is in the process of renegotiating the terms and covenants of the agreement. The banks continue to lend cash and extend guarantees while the renegotiation is taking place. New terms are expected to be in the place by December, 2006.
NOTE K — ACCRUED LOSSES ON CONTRACTS, DEFERRED COMPENSATION AND WARRANTY RESERVES
Accrued losses on contracts. At December 31, 2005, the provision for accrued losses on contracts calculated to $0. The Company provided for accrued losses of $726 at December 31, 2004 in connection with the completion of certain contracts in progress as of year end that were to be completed in 2005. These amounts are included in accrued liabilities.
Deferred compensation. The December 31, 2005 deferred compensation balance represents cash compensation deferred by the non-employee directors. The December 31, 2004 balance represents cash and stock compensation deferred by non-employee directors in addition to a post-employment obligation to a Company employee, which was paid in early 2005.
 Accrued Warranty Costs. At December 31, 2005 the Company provided $819 for accrued costs related to warranties. The balance at December 31, 2004 was $912. These amounts are included in accrued liabilities.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE L — LONG-TERM DEBT
Long-term obligations as of December 31 consist of the following:

	2005	2004
Notes payable, less unamortized discount	$13,539	$1,959
Note related to GMS acquisition, less unamortized discount	6,173	—
Mortgage loan agreements	193	284
Loan for CMS Security Systems acquisition	200	300
Notes payable	618	54
Capital leases and other	4,978	7,414

Total Long-Term Debt obligations	$25,701	$10,011
Less current maturities	4,342	2,788

Long-Term Debt obligations, less current maturities and unamortized discount (including short-term debt to be refinanced)	$21,359	$7,223

Notes payable. On May 28, 2004 the Company obtained a senior loan facility from an accredited lender under which the Company could borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. An additional draw of $12,000 was made against this facility in November 2005, which was used for the acquisition of GMS. All loans under the facility bear interest at the rate of 11.5% per year payable quarterly. Principal was payable in sixty equal monthly payments that commenced in late December 2005. The Company paid a fee on the unused portion of the facility. Warrants exercisable at $0.01 per share to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. In November 2005, warrants exercisable at $0.01 per share to purchase 24,000 shares were issued pursuant to the senior loan facility and were valued at $487. All warrants issued in conjunction with this facility have an expiration date of May 28, 2012. The facility was secured by first priority security interest, subject only to permitted liens, in substantially all of the Company’s domestic tangible and intangible assets. The Company also incurred $860 of closing costs related to this note payable. The note draw down period extended to November 28, 2005 and the five year amortization period began at that time. The final payment on the note was scheduled for October 2010. At December 31, 2005, the Company was not compliant with the covenants of this facility. The facility was paid in full and refinanced in March 2006, this note has been classified, in accordance with SFAS No. 6, as long term debt as of December 31, 2005.
Note payable refinancing — In March 2006, the Company refinanced the notes payable that were outstanding at December 31, 2005 and the senior loan facility was repaid in full. As described more completely in Note Y as a subsequent event, the purchasers of the new notes payable received subordinated convertible notes in the principal amount of $30,000 and 226,800 warrants to purchase common stock of the Company. The Note will initially accrue interest at a rate of 7.5% per annum with accrued interest payable quarterly in arrears in cash. The Note has a provision for the interest rate to step down to 5% per annum once certain financial and registration milestones are achieved. The Note will mature in March 2011 and are convertible into shares of common stock at a conversion price of $26.46 per share, subject to various terms and restrictions. The warrants issued in conjunction with the refinancing will expire on March 9, 2011.
Note payable for GMS acquisition. On November 1, 2005, the Company entered into a $6,700 unsecured note payable to fund the acquisition of GMS. This note was taken back by the seller. There are no significant covenants. The note is payable in equal annual installments over three years bearing interest at the rate of 7.5% per year payable quarterly. The discount of the note was $527.
Mortgage loan Agreements. The Company is also obligated on several mortgages on VSK’s buildings which have a total balance due of $193 at December 31, 2005 and $284 at December 31, 2004. The note is secured by the asset that has been financed. There are no significant covenants. The mortgages mature at various dates through 2009, plus interest at rates ranging from 3.9% to 4.5% per year.
Loan for CMS Security Systems acquisition. VSK entered into a $300 unsecured loan to fund the acquisition of CMS Security Systems in August 2004. There are no significant covenants. The loan is payable in equal installments on August 1, 2005, 2006, and 2007 and had outstanding balances of $200 and $300 at December 31, 2005 and 2004, respectively.
 Notes Payable. Notes Payable – At December 31, 2005, MECAR borrowed $592 related to a carve out of the overdraft facility with one of the banks in their banking facility to pay capital lease obligations. In addition, NSM had a note for machinery and vehicles of $26 and $54 at December 31, 2005 and 2004, respectively. The weighted average interest rate for Notes Payable as of December 31, 2005 and 2004 was 3%. The terms and security are consistent with the MECAR credit facility.
Capital Leases and Other. The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally collateralized by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2010.
The annual maturities of long-term obligations as of December 31, 2005 are as follows:

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)

Year	Amount
2006	$4,342
2007	3,337
2008	3,978
2009	309
2010	13,735
See subsequent events Note Y for a description of the Notes Payable Refinancing that was completed in March 2006.
NOTE M — CONVERTIBLE SUBORDINATED DEBENTURE
Convertible Subordinated Debenture. On June 28, 2002 the Company sold to an accredited investor for $7,500 (i), an 8% subordinated debenture convertible into shares of the Company’s common stock at $25.00 per share and (ii) warrants to purchase 15,000 shares of the Company’s common stock at an exercise price of $28.75 per share in cash. The warrants to purchase 15,000 shares of the Company’s common stock were valued at $140 and expired on June 28, 2006. The Company registered the shares of common stock that could be issued in the event the holder elected to convert the debenture and exercise the warrants. The final payment on the debenture was made in March 2005.
NOTE N — BENEFIT PLANS
In 2003, the Company adopted a 401(k) plan. Employer contributions to the plans in 2005, 2004 and 2003 were approximately $135, $96, and $108, respectively. Employee contributions to the plan in 2005 were $102. Under the terms of labor agreements at its Belgian subsidiaries, the Company contributes to certain governmental and labor organization employee benefit and retirement programs.
NOTE O — CONTINGENCIES AND COMMITMENTS
A suit has been filed against one of the VSK subsidiaries in the Belgian courts for failure to honor a contracted agreement. The suit demands damages of approximately $130. Management intends to vigorously defend this suit and believes that it has meritorious defense to the claim, and therefore no loss provision has been established. The Belgian Court will hold its first hearing on the matter in October 2006.
The Company has entered into consulting and employment agreements with certain management personnel at the Company’s subsidiaries and with certain domestic management personnel. Certain of these agreements provide for severance payments in the event of termination under certain conditions.
The Company leases domestic office space and equipment under operating leases which expire at various dates through 2013. Certain leases also include escalation provisions for taxes and operating costs. The following is a schedule by year of base expense due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2005:

Year	Amount
2006	$998
2007	1,013
2008	636
2009	402
2010	278
2011 and after	885
Total rental expense charged to operations approximated $860, $387 and $356, for the years ended December 31, 2005, 2004 and 2003, respectively.

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
NOTE P — FAIR VALUE OF FINANCIAL INSTRUMENTS
At December 31, 2005 and 2004, the Company’s financial instruments include cash, receivables, payables, borrowings, forward exchange contracts, guarantees and performance bonds. The face value of cash, receivables and payables approximate their carrying values because of the short-term nature of the instruments. The estimated fair value of the other financial instruments and off-balance-sheet credit obligations are as follows:

	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Notes payable and long-term obligations, including current maturities	$25,701	$25,701	$10,011	$10,011
Foreign exchange contracts	1,156	1,156	1,223	1,223
Off-balance-sheet instruments
Guarantees and performance bonds	—	28,123	—	26,781
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.
•	The fair value of notes payable and long-term obligations is estimated based on approximate market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The Company believes the aggregate carrying value approximates fair value.

•	The fair value of foreign exchange contracts is based on the mark to market calculations performed at the end of each period. The balance sheet at December 31, 2005 and 2004 includes the fair value of MECAR’s forward contracts of $1,161 liability and $1,195 asset, respectively. The fair value of VSK’s forward contracts was $5 and $28 at December 31, 2005 and 2004, respectively.

•	Estimated fair values for off-balance-sheet instruments, which include performance bonds and advance payment guarantees are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience.
NOTE Q — DERIVATIVE FINANCIAL INSTRUMENTS
Derivatives and hedging
The Company uses derivative financial instruments to manage foreign currency exposure. As a matter of policy, the Company does not enter into speculative hedge contracts or use other derivative financial instruments. To qualify for hedge accounting, the details of the hedging relationship must be formally documented at inception of the arrangement, including the risk management objective, hedging strategy, hedged item, specific risks that are being hedged, the derivative instrument and how effectiveness will be measured. The derivative must be highly effective in offsetting either changes in fair value or cash flows, as appropriate, for the risk being hedged. Effectiveness is evaluated on a retrospective and prospective basis. If a hedge relationship becomes ineffective, it no longer qualifies as a hedge. Any excess gains or losses attributable to such ineffectiveness, as well as subsequent changes in the fair value of the derivative, are recognized in net earnings.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Fair value hedges
Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company uses foreign currency forward contracts to minimize the foreign currency exposures with debt, which is payable in U.S. dollars rather than the Euro. At December 31, 2005, VSK designated a forward contract as a fair value hedge with a notional amount of $200 and the fair value of the contracts was $5. The derivative was entered into on August 1, 2005 and expires July 31, 2006. Realized and unrealized gains and losses from derivative contracts are reported in earnings. There were no net gains or losses realized during the year ended December 31, 2005 from hedge ineffectiveness or from firm commitments that no longer qualify as fair value hedges.
Cash flow hedges
Cash flow hedges are hedges that offset the changes of expected future cash flows. The Company has not designated any hedging relationships as cash flow hedges.
Derivatives not designated as hedges
The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. As discussed in Note A, the Company’s accounting for foreign currency exchange contracts at MECAR did not comply with the guidelines of FAS 133. As such, realized and unrealized gains from derivative contracts are reported as a component of revenues and amounted to ($7,785), $3,698 and $13,625 for the years ended December 31, 2005, 2004, and 2003, respectively.
Counterparty credit risk
The Company’s foreign exchange forward contracts expose the Company to credit risks to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.
NOTE R — STOCKHOLDERS’ EQUITY
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
2001 Equity Incentive Plan. During 2001, the Board of Directors and stockholders approved and reserved 240,000 shares of common stock for awards to key employees of the Company and its subsidiaries. In each of 2002, 2003 and 2005, the Board of Directors and the stockholders authorized the plan to be increased by 250,000 shares. The plan authorizes the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights, restricted stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. Total stock awards in 2005 were 54,729 shares of which 50,046 shares were grants to certain key employees and 4,683 shares were issued to non-employee directors. For 2004, stock awards totaled 5,753 shares of which 1,747 shares were grants to certain key employees and 4,006 shares were issued to non-employee directors. Restricted shares generally vest over periods of one to five years from the date of award. As of December 31, 2005, total restricted shares of 51,793 shares were reserved for certain employees, which will vest with continued service to the Company per the vesting schedule.
1997 Incentive Stock Plan. During 1997, the Board of Directors and stockholders approved and reserved 225,000 shares of common stock for awards to key employees of the Company and its subsidiaries in the form of stock options and stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Employees of the Company and its subsidiaries who are deemed to be key employees by the Committee are eligible for awards under the Plan.
1992 Employee Stock Purchase Plan. During 1992, the Board of Directors and stockholders approved and reserved 525,000 shares for the plan. The plan is voluntary and substantially all full-time employees are eligible to participate through payroll

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
deductions. The purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. The Plan is subject to certain restrictions and the Board may amend or terminate it at any time. With the adoption of SFAS 123R, Share Based Payment, at January 1, 2006, the Company will begin to recognize the compensation cost related to the plan. The Company does not believe the compensation cost of this plan will be significant.
Rights Agreement. The Board of Directors adopted a Rights Agreement in 2001 and amended the agreement in June, 2006. The Agreement provides each stockholder of record a dividend distribution of one “right” for each outstanding share of common stock. Rights become exercisable the earlier of ten days following: (1) a public announcement that an acquiring person has purchased or has the right to acquire 20% or more of the Company’s common stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 20% or more of the outstanding common stock. All rights held by an acquiring person or offeror expire on the announced acquisition date and all rights expire at the close of business on May 31, 2011.
Each right under the Rights Agreement entitles a stockholder to acquire at a purchase price of $50, one-hundredth of a share of preferred stock which carries voting and dividend rights similar to one share of common stock. Alternatively, a right holder may elect to purchase for $50 an equivalent number of common shares (or in certain circumstances, cash, property or other securities of the Company) at a price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder may elect to acquire one-half of the common shares available under the second option. The purchase price and the preferred share fractional amount are subject to adjustment for certain events as described in the Agreement.
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
The following table summarizes option activity:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Options outstanding at beginning of year	632,266	$14.69	620,000	$14.08	531,000	$12.81
Options granted	120,000	22.68	40,000	20.43	149,000	16.92
Options exercised	(202,599)	13.28	(27,734)	9.21	(60,000)	9.87
Options forfeited	—	—	—	—	—	—
Options expired	(42,000)	17.19	—	—	—	—

Options outstanding at end of year	507,667	$16.94	632,266	$14.69	620,000	$14.08

Options exercisable at end of year	375,667		416,930		305,333

Weighted-average fair value of options, granted during the year	$8.42		$7.59		$7.73

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
The following table summarizes options outstanding at December 31, 2005:

				Exercisable
			Weighted Average
Number	Range of	Weighted Average	Remaining	Number of	Weighted average
Outstanding	Exercise Prices	Exercise Prices	Contractual Life	Options	Exercise Prices
119,500	$7.88 to $8.63	$8.53	4.27 Years	119,500	$8.53
40,000	$9.01 to $14.90	$14.90	2.33 Years	24,000	$14.90
348,167	$16.40 to $25.00	$20.07	4.46 Years	232,167	$18.98

507,667	$7.88 to $25.00	$16.94	—	375,667	—
NOTE S — OTHER — NET
Other income (expense) included in the Company’s consolidated statements of earnings is comprised of the following:

	2005	2004	2003
		RESTATED	RESTATED
Net currency transaction gains (losses)	$(721)	$(1,530)	$(1,404)
Miscellaneous – net	(1,205)	1,019	920

	$(1,926)	$(511)	$(484)

Miscellaneous – net includes bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor.
NOTE T — INCOME TAXES
The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.
Earnings (loss) before income taxes is comprised as follows:

	2005	2004	2003
		RESTATED	RESTATED
Domestic	$(21,594)	$(6,066)	$(5,896)
Foreign	(10,973)	7,745	13,270

	$(32,567)	$1,679	$7,374

The Company’s provision for income taxes is comprised of:

	2005	2004	2003
		RESTATED	RESTATED
Current (Benefit) Provision
Domestic	$(61)	$417	$309
Foreign	2,800	6,364	8,301

Total Current Provision	2,739	6,781	8,610

Deferred (Benefit) Provision
Domestic	3,501	(2,995)	(848)
Foreign	(5,180)	(3,477)	(3,106)

Total Deferred (Benefit)	(1,679)	(6,472)	(3,954)

Total tax provision	$1,060	$309	$4,656

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company’s provision are as follows:

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)

	2005	2004	2003
		RESTATED	RESTATED
Taxes at statutory rate	(34.0)%	34.0%	34.0%
State taxes, net of federal benefit	(2.9)	(4.9)	(2.7)
Impact of international operations	0.4	127.6	(14.6)
Goodwill and other permanent differences	3.8	—	—
Other permanent differences	2.2	10.8	9.4
Valuation allowance	33.8	(149.1)	37.0

Income taxes	3.3%	18.4%	63.1%
The components of the deferred taxes at December 31, 2005 and 2004 are comprised as follows:

	2005	2004
		RESTATED
Deferred tax assets
Inventory	$386	$769
Compensation accruals	152	113
Valuation adjustments	598	198
Accrued expenses	471	225
Business tax credits	458	394
Deferred compensation	476	536
Capitalized R&D	2,013	1,309
Derivatives	253	958
Revenue recognition	2,223	—
Foreign tax credit carryforwards	2,368	1,295
Net operating loss carryforwards	12,325	1,469

Gross deferred tax asset	21,723	7,266
Valuation allowance	(12,784)	(1,466)

Total deferred tax assets	$8,939	$5,800

Deferred tax liabilities
Depreciation and amortization	$(498)	$(1,250)
Deferred income	(73)	(73)

Total deferred tax liabilities	$(571)	$(1,323)

Net Deferred Tax Assets (Liabilities)	$8,368	$4,477
At December 31, 2005, the Company had U.S. net operating loss carryforwards of approximately $16,133 which will begin to expire in 2010 and foreign NOLs of approximately $15,493 which may be carried forward indefinitely. A portion of the U.S. net operating loss carryforwards are subject to limitations on the amount that can be utilized each year. As of December 31, 2005, the Company also had foreign tax credits and alternative minimum tax credits of approximately $2,368 and $458, respectively. The foreign tax credits will begin to expire in 2010 and the alternative minimum tax credits do not expire.
The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. Realization of deferred tax assets is dependent upon generation of sufficient income by the Company in the jurisdictions in which it has operations and, in some cases, by specific office locations. Because the Company experienced losses in the U.S. in previous years and continued U.S. losses in the current year, management recorded a valuation allowance of approximately $12,784 against its U.S. net deferred tax asset as of as of December 31, 2005. The change in the valuation allowance from December 31, 2004 to December 31, 2005 was an increase of $11,318, which is due primarily to the valuation allowance recorded against the U.S. net deferred tax assets during 2005. As of December 31, 2005, the portion of the valuation allowance for which subsequently recognized tax benefits will increase stockholders’ equity was $342.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
As of December 31, 2005, the Company has not recorded U.S. income tax expense for $32,730 of unremitted earnings of its foreign subsidiaries for which it has designated as indefinitely reinvested. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. In the event that actual cash needs of our U.S. entities exceed our current expectations, we may need to repatriate foreign earnings which have been designated as indefinitely reinvested offshore. This could result in additional income tax expense being recorded.
The American Jobs Creation Act of 2004 (the Jobs Act) created a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the United States by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The Company elected to utilize this deduction in 2005.
The Jobs Act also included a qualified manufacturing deduction that applies to domestic manufacturers. The deduction, when fully phased in, will provide a deduction of up to 9% of qualified manufacturing income. The deduction cannot be claimed by companies in a net operating loss carryforward position. Therefore, the Company did not claim a 2005 benefit related to the qualified manufacturing deduction. The Company has not quantified the impact of the qualified manufacturing deduction that it can use once the net operating loss carryforward has been fully used.
NOTE U — EARNINGS PER COMMON SHARE
Basic earnings per share exclude dilution and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of convertible debentures, stock options, warrants and restricted stock (unvested stock awards), if such effect is dilutive. The table below shows the calculation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003, respectively:

	2005	2004	2003
		RESTATED	RESTATED
Earnings (loss) before cumulative effect of accounting change	$(32,567)	$1,370	$2,718
Cumulative effect of accounting change, net of taxes	(5,293)	—	—

Net earnings after cumulative effect of accounting change	$(38,920)	$1,370	$2,718

Weighted average number of basic shares	5,754,951	5,568,183	5,496,786

Warrants	—	2,381	—

Stock Options	—	174,718	173,333

Weighted average number of diluted shares	5,754,951	5,745,282	5,670,119

Basic earnings (loss) per share before cumulative effect of accounting change	$(5.84)	$0.25	$0.49
Cumulative effect of accounting change, net of taxes	(0.92)	—	—

Basic earnings (loss) per share	$(6.76)	$0.25	$0.49

Diluted earnings (loss) per share before cumulative effect of accounting change	$(5.84)	$0.24	$0.48
Cumulative effect of accounting change, net of taxes	(0.92)	—	—

Diluted earnings (loss) per share	$(6.76)	$0.24	$0.48

For the year ended December 31, 2005, warrants, stock options and restricted stock shares of 6,956, 181,740 and 390, respectively, were excluded from the calculation of earnings per share since their effect would be anti-dilutive. During 2004 and 2003, common stock equivalents of 245,819 related to convertible debentures of 245,819 and 300,000 were excluded since their impact would be anti-dilutive. In addition, 15,000 warrants associated with the Riverview convertible debenture financing were excluded from the earnings per share calculation in each of 2005, 2004 and 2003 since the strike price of $28.05 exceeded the average share prices for each of those years respectively.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
In accordance with SFAS No. 128, Earnings Per Share, the Company calculates the dilutive effect, if any, of restricted stock awards using the treasury stock method to calculate equivalent weighted average shares outstanding. As of December 31, 2005, 51,793 shares of Restricted Stock had been awarded to employees in 2004 and 2005.
NOTE V — GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS
In late 2005, Allied changed the composition of its business structure from the four segments used for management and reporting purposes in prior years into two primary operating segments in order to more accurately reflect the strategic focus of the Company. In conformity with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” the Company’s segment information is presented on the basis that management uses in evaluating segment performance. As required under SFAS 131, the Company has restated all prior period segment information to be consistent with the 2005 segment reporting.
The new operating segments are Ammunition & Weapons Effects and Electronic Security:
Ammunition & Weapons Effects segment consists of MECAR, MECAR USA and Titan. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will initially pursue contracts from the U.S. government and others for ammunition and pyrotechnics devices. MECAR USA became operational in the third quarter of 2005. Titan designs, manufactures and sells battlefield effects simulators, minor pyrotechnics, and other training devices.
Electronic Security segment consists of VSK, NSM, and GMS. VSK Electronics N.V. manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. installs security systems; Intelligent Data Capturing Systems N.V. manufactures integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and CMS Security Systems manufactures access control systems. NSM designs, manufactures, distributes and services industrial and law enforcement security products and systems. Global Microwave Systems designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.
The Other segment consists of SeaSpace, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems, as well as a line of antennas is reported as Other. It was formerly 100% of the Environmental Safety and Security segment.
Allied, the parent Company, provides management and other services to its subsidiaries and has no operating activities. Significant intercompany transactions have been eliminated in consolidation.
The Company’s foreign operations are conducted by MECAR and VSK.

	2005	2004	2003
		RESTATED	RESTATED
Revenues from external customers
Ammunition & Weapons Effects	$67,396	$93,793	$113,406
Electronic Security	38,802	45,973	33,303
Other	6,024	6,435	7,065

	$112,222	$146,201	$153,774

Interest expense
Ammunition & Weapons Effects	$1,406	$1,483	$1,603
Electronic Security	79	48	49
Other	4	1	1
Corporate	1,079	909	838

	$2,568	$2,441	$2,491

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)

	2005	2004	2003
		RESTATED	RESTATED
Interest income
Ammunition & Weapons Effects	$258	$203	$221
Electronic Security	222	275	167
Other	23	21	36
Corporate	77	50	36

	$580	$549	$460

Income tax expense (benefit)
Ammunition & Weapons Effects	$(4,481)	$614	$3,274
Electronic Security	2,707	2,694	654
Other	1,094	(1,411)	(200)
Corporate	1,740	(1,588)	928

	$1,060	$309	$4,656

Depreciation and amortization
Ammunition & Weapons Effects	$3,498	$2,764	$2,410
Electronic Security	1,939	1,216	1,093
Other	595	524	488
Corporate	50	47	46

	$6,082	$4,551	$4,037

Segment profit (loss) before taxes
Ammunition & Weapons Effects	$(18,119)	$1,671	$7,562
Electronic Security	(2,041)	6,987	2,618
Other	(6,238)	(3,283)	(528)
Corporate	(6,169)	(3,696)	(2,278)

	$(32,567)	$1,679	$7,374

Segment assets(1)
Ammunition & Weapons Effects	$118,669	$127,880
Electronic Security	49,528	45,231
Other	8,270	12,808
Corporate	4,479	6,312

	$180,946	$192,231

Capital Expenditure for Segment assets
Ammunition & Weapons Effects	$6,706	$2,271	$2,941
Electronic Security	1,041	1,525	747
Other	411	1,230	682
Corporate	9	10	3

	$8,167	$5,036	$4,373

(1)    Amounts net of intersegment receivables.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
The following geographic area data includes trade revenues based on customer location and assets based on physical location.

	Geographic Segment Data
	2005	2004	2003
		RESTATED	RESTATED
Revenues from external customers
United States (1)	$45,216	$56,932	$78,330
Belgium	19,229	25,694	24,378
Saudi Arabia	24,010	33,657	13,051
France	3,254	6,676	6,385
Venezuela	8,348	8,900	18,042
Cyprus	909	—	—
Germany	1,331	1,345	1,233
Indonesia	—	—	549
Brunei	598	—	378
Kuwait	869	—	3,545
Taiwan	1,570	—	338
Japan	1,278	353	899
Qatar	1,196	2,844	—
Other foreign countries	4,414	9,800	6,646

	$112,222	$146,201	$153,774

(1)	Includes foreign military sales for the benefit of Saudi Arabia.

	Geographic Segment Data
	2005	2004
		RESTATED
Segment assets
Belgium	$131,801	$152,934
United Kingdom	171	199
United States (1)	48,974	39,098

	$180,946	$192,231

(1)	Net of inter-segment receivables and investments.

	2005	2004
Property and equipment
Belgium	$24,813	$27,956
United States	5,013	2,338

	$29,826	$30,294

NOTE W — QUARTERLY FINANCIAL DATA (UNAUDITED)

2005 Restated	First	Second	Third	Fourth
(Amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$24,018	$26,158	$26,819	$35,227	$112,222
Gross profit	4,101	7,904	(175)	6,238	18,068
Net earnings (loss)- before cumulative effect of change in the application of accounting principle	(3,656)	(811)	(6,761)	(22,399)	(33,627)
Net Earnings (Loss)	(9,233)	(701)	(6,666)	(22,320)	(38,920)
Per share Net Earnings (Loss):
Basic	$(1.64)	$(0.12)	$(1.15)	$(3.75)	$(6.76)

Diluted	$(1.64)	$(0.12)	$(1.15)	$(3.75)	$(6.76)

The following significant pre-tax adjustments were made in the fourth quarter of 2005:

Impairment to SeaSpace Goodwill	$3,060
NSM physical inventory adjustment	1.157
Write off of in process R&D expenses related to November 2005 acquisition	944
Increase to corporate audit accrual	870
SeaSpace physical inventory adjustment	422

Total fourth quarter significant adjustments — pretax	$6,453
In addition, the Company booked, also in the fourth quarter of 2002, a tax valuation allowance for the U.S. operations of $9,359 and an accrual for a tax audit at MECAR for $560.
The tables below reconcile the 2005 quarterly data as previously reported to the restated quarterly data above.

March 31, 2005

		Impact From
		Foreign		Impact of
		Currency	Impact from	Revenue	As Previously
		Translation	Compensation	Recognition	Reported in
	RESTATED	(1)	Expense (2)	(3)	10-Q/A
Revenues	$24,018	$755	$0	$2,207	$21,056
Cost of Sales	$19,917	(33)	$0	4,952	14,998
Operating Income (loss)	(4,935)	788	(36)	(2,746)	(2,941)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(5,800)	81	(36)	(2,745)	(3,100)
Income tax expense (benefit)	(2,144)	(5)	(12)	(934)	(1,193)
Cumulative effect of change in the application of accounting principle	(5,577)	—	—	(5,577)	—

Net earnings (loss)	(9,233)	76	(24)	(7,388)	(1,907)
Earnings (loss) per share — Basic & Diluted:

Loss before cumulative effect of change in the application of accounting principle	($0.65)	$0.01	($0.00)	($0.32)	($0.34)

Cumulative effect of change in the application of accounting principle:	($0.99)	—	—	($0.99)	—
Net income (loss)	($1.64)	$0.01	($0.00)	($1.31)	($0.34)

Weighted Average number of common shares (4):
Basic	5,620,634				5,609,351
Diluted	5,620,634				5,609,351
(1) Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.
(2) Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in June 2002.
(3) Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary.
(4) Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.
     June 30, 2005

		Impact From
		Foreign		Impact of
		Currency	Impact from	Revenue	As Previously
		Translation	Compensation	Recognition	Reported in
	RESTATED	(1)	Expense (2)	(3)	10-Q/A
Revenues	$26,158	($1,733)	$—	$6,790	$21,101
Cost of Sales	$18,254	(1)	—	2,577	15,678
Operating Income (loss)	(2,098)	(1,731)	—	4,213	(4,580)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(1,851)	(1,317)	—	4,214	(4,748)
Income tax expense (benefit)	(1,040)	(583)	—	1,433	(1,890)
Cumulative effect of change in the application of accounting principle	110	—	—	110	—

Net earnings (loss)	(701)	(734)	—	2,891	(2,858)
Earnings (loss) per share — Basic & Diluted:

Loss before cumulative effect of change in the application of accounting principle	($0.14)	($0.12)	$—	$.49	($0.51)

Cumulative effect of change in the application of accounting principle:	$0.02	—	$—	$0.02	—
Net income (loss)	($0.12)	($0.12)	$—	$0.51	($0.51)
Weighted Average number of common shares (4):
Basic	5,655,369				5,632,071
Diluted	5,655,369				5,632,071
(1) Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.
(2) Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in June 2002.
(3) Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary.
(4) Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.

September 30, 2005

		Impact From
		Foreign		Impact of
		Currency	Impact from	Revenue	As Previously
		Translation	Compensation	Recognition	Reported in
	RESTATED	(1)	Expense (2)	(3)	10-Q/A
Revenues	$26,819	($78)	$—	$3,421	$23,476
Cost of Sales	$26,994	—	—	6,717	20,277
Operating Income (loss)	(8,734)	(79)	—	(3,295)	(5,360)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(9,124)	(353)	—	(3,295)	(5,476)
Income tax expense (benefit)	(2,363)	(59)	—	(1,120)	(1,184)
Cumulative effect of change in the application of accounting principle	95	—	—	95	—

Net earnings (loss)	(6,666)	(294)	—	(2,080)	(4,292)
Earnings (loss) per share — Basic & Diluted:

Loss before cumulative effect of change in the application of accounting principle	($1.17)	($0.05)	$—	($.39)	($0.74)

Cumulative effect of change in the application of accounting principle:	$0.02	—	$—	$0.02	—
Net income (loss)	($1.15)	($0.05)	$—	($0.36)	($0.74)
Weighted Average number of common shares (4):
Basic	5,798,619				5,780,911
Diluted	5,798,619				5,780,911
(1) Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.
(2) Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in June 2002.
(3) Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary.
(4) Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.
     December 31, 2005

		Impact From
		Foreign		Impact of
		Currency	Impact from	Revenue	Results
		Translation	Compensation	Recognition	Excluding
	RESTATED	(1)	Expense (2)	(3)	Impact
Revenues	$35,227	$1,227	$—	($12,091)	$46,091
Cost of Sales	$28,989	—	—	(15,061)	44,050
Operating Income (loss)	(12,886)	1,227	—	2,970	(17,083)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(15,792)	1,072	—	2,970	(19,834)
Income tax expense (benefit)	6,607	122	—	384	6,101
Cumulative effect of change in the application of accounting principle	79	—	—	79	—
Net earnings (loss)	(22,320)	950	—	2,665	(25,935)
Earnings (loss) per share — Basic & Diluted:
Loss before cumulative effect of change in the application of accounting principle	($3.73)	$0.16	$—	$.43	($4.32)
Cumulative effect of change in the application of accounting principle:	$0.01	—	$—	$0.01	—
Net income (loss)	($3.72)	$0.16	$—	$0.44	($4.32)
Weighted Average number of common shares (4):
Basic	6,001,941				6,001,941
Diluted	6,001,941				6,001,941
(1) Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.
(2) Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in June 2002. (3) Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary. (4) Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)

2004, RESTATED	First	Second	Third	Fourth
(Amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$37,420	$19,348	$61,276	$28,157	$146,201
Gross profit	13,352	(8,997)	34,294	1,733	40,382
Net earnings (loss)	3,363	(11,657)	16,726	(7,062)	1,370

Per share Net Earnings (Loss):
Basic	$.61	$(2.10)	$3.01	$(1.27)	$0.25

Diluted	$.56	$(2.10)	$2.81	$(1.27)	$0.24

2004 (as previously reported in 10-K/A)	First	Second	Third	Fourth
(Amounts in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$33,090	$39,069	$34,927	$43,045	$150,131
Gross profit	9,023	10,723	7,945	16,504	44,195
Net earnings (loss)	(6)	1,608	(567)	2,899	3,934

Per share Net Earnings (Loss):
Basic	$(0.01)	$0.29	$(0.10)	$0.52	$0.71

Diluted	$(0.01)	$0.27	$(0.10)	$0.49	$0.70

NOTE X — OFF-BALANCE SHEET TRANSACTION
In 2005 the Company and the Marshall Economic Development Corporation (MEDCO)entered into an agreement under which MEDCO agreed to provide funds for the build out of the initial MECAR USA facilities. MEDCO is a state funded organization chartered to assist in the creation of manufacturing jobs in the Marshall, Texas areas by facilitating the construction of roads and buildings for companies willing to locate manufacturing facilities in the local area.. As part of the incentive package, MEDCO contributed $500 to MECAR USA toward the construction of facilities (used predominately for the installation of roads and utilities) and $1,650 worth of land to house these facilities. The Company provided $640 towards the construction of the initial buildings which was capitalized and is being amortized as an asset over the term of the lease, The agreement between the Company and MEDCO calls for a ten year lease, commencing October 1, 2004 at a total lease cost of $1 (one dollar) with a buyout option for the building and land at the end of the lease provided certain hiring targets are achieved. If at the end of the lease term the Company has created at least 175 full time jobs at the Marshall facility (at MECAR USA and Titon), MEDCO will convey title to the land and the facilities for which they provided funding, to the Company without any additional payment by the Company. If at the end of the lease term the Company has continuously occupied and used the facilities but has not fully met the 175 job goal, the Company will have the option to purchase the land and facilities at a price to be computed based on the actual number of full time jobs created. The purchase price will be equal to 175 minus the actual number of full time jobs created as of October 2014 times $9,750 dollars.
NOTE Y — SUBSEQUENT EVENT
In March 2006, the Company entered into a Securities Purchase Agreement (the “Agreement”) with several purchasers for the private placement of Senior Subordinated Convertible Notes (the “Notes”) in the principal amount of $30,000 and related warrants to purchase common stock. In connection with the Agreement the Company entered into a Registration Rights Agreement with the purchasers.
The Notes will accrue interest at a rate of 7.5% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash. The Notes mature on March 9, 2011, and the Notes are convertible into shares of common stock of Allied at a conversion price of $26.46, subject to anti-dilution provisions, as well as for adjustment for stock splits. Upon a change of control as defined in the Notes, the holders of the Notes will have certain redemption rights.
In connection with the issuance of the Notes, the Company issued detachable warrants (the “warrants”) to the Purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The Warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011.
Pursuant to the Registration Rights Agreement, Allied will file a registration statement to cover the resale of the Conversion Shares and the Warrant Shares. In connection with the Transactions, Allied has also agreed to pay certain fees and expenses (including warrants) to the placement agent, Cowen & Co., LLC for its activity engaged on behalf of Allied.
The Company determined that the Notes are hybrid instruments and the warrants are derivatives that should be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The notes were deemed to have embedded derivatives with the terms of the agreement and such derivatives were bifurcated from the notes. In March, 2006, the Company adopted SFAS 155, “Accounting for Certain Hybrid Instruments”, which allows the Company to make irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value after having identified all embedded derivative features, contained in a hybrid instrument. The Company identified and documented the embedded derivative features, and the irrevocably elected to measure and carry the notes at fair value. At March 9, 2006, the fair value of the notes was calculated to be $29,120.
The Warrants did not meet the requirement for equity classification in accordance with SFAS 133, “Accounting for Derivatives and Hedging Activities”, mainly because the Warrants are required to settle in registered shares of the Company’s common stock.
The Warrants were recorded as a derivative instrument and will be recorded and carried at the fair value of the instrument. At March 9, 2006, the fair value of the Warrants was $2,014.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
The Allied Defense Group, Inc.
(Parent Company)
BALANCE SHEETS
(Thousands of Dollars)
December 31,

	2005	2004
		RESTATED
ASSETS
Cash and equivalents	$1,267	$1,017
Restricted cash	2,000	2,012
Investment in subsidiaries	99,451	125,837
Due from subsidiaries	322	1,202
Deferred taxes	—	1,485
Other	1,411	1,125

Total assets	$104,451	$132,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$2,811	$1,995
Income tax	102	4
Deferred Compensation	160	376
Long term debt, less unamortized discount	19,712	1,959
Convertible Debenture, less unamortized discount	—	2,231

Total liabilities	22,785	6,565

STOCKHOLDERS’ EQUITY
Common stock	598	560
Capital in excess of par value	34,354	27,910
Retained earnings	34,466	73,386
Accumulated other comprehensive loss	12,248	24,257

	81,666	126,113

	$104,451	$132,678

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
The Allied Defense Group, Inc.
(Parent Company)
STATEMENTS OF OPERATIONS
(Thousands of Dollars)
Year ended December 31,

	2005	2004	2003
		RESTATED	RESTATED
Income
Intercompany management fees	$4,805	$4,249	$4,146
Dividend from subsidiaries	10,430	—	14,186
Other — net	20	45	99

	15,255	4,294	18,431
Costs and expenses
Administrative and other	11,735	7,945	6,355

Earnings (loss) before equity in operations of subsidiaries	3,520	(3,651)	12,076

Equity in operations of subsidiaries, less dividends received	(40,402)	3,411	(8,680)

Earnings (loss) before income taxes	(36,882)	(240)	3,396

Income taxes (benefit)	2,038	(1,610)	678

NET EARNINGS (LOSS)	$(38,920)	$1,370	$2,718

Earnings per common share
Basic	$(6.76)	$0.25	$0.49

Diluted	$(6.76)	$0.24	$0.48

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — CONTINUED
The Allied Defense Group, Inc.
(Parent Company)
STATEMENTS OF CASH FLOWS
Year ended December 31,

	2005	2004	2003
		(RESTATED)	(RESTATED)
Cash flows from operating activities
Net earnings (loss) for the year	$(38,920)	$1,370	$2,718
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities
Equity in operations of subsidiaries	29,972	(3,411)	(5,506)
Dividend from subsidiary	10,430	—	14,186
Depreciation and amortization	50	47	46
Deferred taxes	1,485	(804)	(528)
Amortization of debenture issue costs and conversion feature	220	179	243
Common stock and stock option awards	404	539	561
Changes in assets and liabilities
Restricted Cash	—	—	—
Other assets	(497)	(477)	(546)
Due to subsidiaries	880	(1,605)	(3,492)
Accounts payable and accrued liabilities	816	1,270	(30)
Deferred compensation	(216)	(27)	191
Income taxes	98	4	—

	43,642	(4,285)	5,125

Net cash provided by (used in) operating activities	4,722	(2,915)	7,843

Cash flows used in investing activities
Capital expenditures	(9)	(10)	(3)
Equity infusions in subsidiaries	(7,353)	(6,367)	—
Acquisitions	(9,443)	(125)	—

Net cash used in investing activities	(17,266)	(6,502)	(3)

Cash flows from financing activities
Proceeds from issuance of long-term debt	12,000	2,000	—
Debt issue costs	—	(77)	—
Principal payments on debenture	(2,478)	(5,250)	—
Proceeds from employee stock purchase plan	108	261	152
Proceeds from option exercises	2,691	348	765
Restricted cash	12	(1,887)	—

Net cash provided by (used in) financing activities	12,333	(4,605)	1,042

Net increase (decrease) in cash and equivalents	250	(14,022)	8,882

Cash and equivalents at beginning of year	1,017	15,039	6,157

Cash and equivalents at end of year	$1,267	$1,017	$15,039

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes	$—	$45	$—
Interest	496	641	590

Supplemental of Non-Cash Investing and Financing Activities:
Non-cash consideration in connection with business acquisition	8,672	—	—
Warrants issued in conjunction with long term debt	488	68	—

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The Allied Defense Group, Inc.
Valuation and Qualifying Accounts
(in thousands)
Years ended December 31, 2005, 2004 and 2003

		Additions
	Balance at	Charged to	Charged			Balance
	beginning	costs and	to other			at end of
Description	of period	expenses	accounts	Deductions		period
Year ended December 31, 2005

Estimated losses on contracts	$726	$39	$—	$765	(1)	$—

Allowance for doubtful receivables	$143	$334	$—	$263	(2)	$214

Valuation allowance on inventory	$668	$1,584	$—	$1,473		$779

Valuation allowances on deferred tax assets	$1,466	$11,318	$—	$—	(3)	$12,784

Warranty reserve	$912	$98	$—	$191		$819

Year ended December 31, 2004

Estimated losses on contracts	$283	$726	$—	$283	(1)	$726

Allowance for doubtful receivables	$115	$143	$—	$115	(2)	$143

Valuation allowance on inventory	$214	$454	$—	$—		$668

Valuation allowances on deferred tax assets	$4,117	$1,466	$—	$4,117	(3)	$1,466

Warranty reserve	$944	$61	$—	$93		$912

Year ended December 31, 2003

Estimated losses on contracts	$313	$283	$—	$313	(1)	$283

Allowance for doubtful receivables	$233	$115	$—	$233	(2)	$115

Valuation allowance on inventory	$200	$14	$—	$—		$214

Valuation allowances on deferred tax assets	$1,244	$2,873	$—	$—		$4,117

Warranty reserve	$826	$262	$—	$144		$944

(1)	Represents amount of reserve relieved through completion of contracts.

(2)	Represents write-off of receivables.

(3)	Represents amounts of valuation allowance relieved through use of deferred tax assets.

EXHIBIT INDEX

Number	Description of Exhibit	Page
18.1	Letter from independent public accountant related to change in application of accounting principle	E-3

21	List of Subsidiaries	E-4

23	Consent of Independent Registered Public Accounting Firm	E-5

23.1	Consent of Independent Registered Public Accounting Firm	E-6

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated October 6, 2006	E-7

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated October 6, 2006	E-8

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated October 6, 2006	E-9