Form 10-Q
period 2006-03-31
ALLIED DEFENSE GROUP INC
filed 2006-10-19
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”in Rule 12b-2 of the Exchange Act. (Check one):
                          Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2006: 6,032,465.

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets March 31, 2006 and December 31, 2005	2

Condensed Consolidated Statements of Operations Three months ended March 31, 2006 and 2005	3

Condensed Consolidated Statements of Cash Flows Three months ended March 31, 2006 and 2005	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Market Risk Disclosure	29

Item 4. Disclosure Controls and Procedures	29

PART II. OTHER INFORMATION

Item 6. Exhibits	31

Signatures	32

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share data)

	March 31, 2006	December 31, 2005
		(a)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,628	$7,803
Restricted cash	5,495	7,428
Accounts receivable	16,547	18,547
Costs and accrued earnings on uncompleted contracts	41,424	35,178
Inventories	33,464	34,300
Deferred tax asset	2,632	2,696
Fair value of foreign exchange contracts	1	5
Prepaid and other current assets	7,736	8,339

Total current assets	135,927	114,296

PROPERTY, PLANT AND EQUIPMENT — net of accumulated depreciation	30,475	29,826

OTHER ASSETS
Intangibles, net of accumulated amortization	13,061	13,353
Goodwill	16,776	16,698
Deferred tax asset, non-current	6,044	5,672
Other assets	2,504	1,101

Total other assets	38,385	36,824

TOTAL ASSETS	$204,787	$180,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft facility	$15,984	$15,086
Current maturities of long-term debt	10,798	4,342
Accounts payable	20,980	31,004
Accrued liabilities	18,608	15,097
Customer deposits	19,770	9,956
Fair value of foreign exchange contracts	453	1,161
Income taxes	1,128	1,288

Total current liabilities	87,721	77,934

LONG-TERM OBLIGATIONS
Short-term debt, to be refinanced	—	13,539
Long-term debt, less current maturities and unamortized discount	35,137	7,820
Deferred compensation	157	160
Derivative instrument	1,839	—

Total long term liabilities	37,133	21,519

TOTAL LIABILITIES	124,854	99,453

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding 6,019,485 at March 31, 2006 and 5,982,008 at December 31, 2005	602	598
Additional paid-in capital	35,485	34,354
Retained earnings	30,755	34,466
Accumulated other comprehensive income	13,091	12,075

Total stockholders’ equity	79,933	81,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$204,787	$180,946

(a)	Condensed consolidated balance sheet as of December 31, 2005, has been derived from audited consolidated financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share data)

	Three months ended
	March 31,
	2006	2005
		RESTATED
Revenues	$36,168	$24,018

Cost and expenses
Cost of sales	27,409	19,917
Selling and administrative	9,467	7,509
Research and development	1,730	1,527

Operating loss	(2,438)	(4,935)

Other income (expense)
Interest income	124	189
Interest expense	(2,315)	(537)
Gains on fair value of Senior Convertible notes and warrants	567	—
Other-net	349	(517)

	(1,275)	(865)

Loss before income taxes and cumulative effect of change in application of accounting principle	(3,713)	(5,800)

Income tax expense (benefit)	(2)	(2,144)

Loss before cumulative effect of change in application of accounting principle	(3,711)	(3,656)

Cumulative effect of change in application of accounting principle	—	(5,577)

NET LOSS	$(3,711)	$(9,233)

Earnings (loss) per share:

Loss before cumulative effect of change in application of accounting principle — basic and diluted	$(0.62)	$(0.65)
Cumulative effect of change in application of accounting principle	—	(0.99)

Net loss — basic and diluted	$(0.62)	$(1.64)

Weighted average number of common shares:

Basic and Diluted	6,020,149	5,620,634
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Three months ended March 31,
	2006	2005
		RESTATED
Cash flows from operating activities
Net loss	$(3,711)	$(9,233)
Adjustments to reconcile net loss to net cash provided by operating activities
Cumulative effect of accounting change	—	5,577
Depreciation and amortization	1,677	1,265
Amortization of debt discount and debt issue costs	1,247	63
Unrealized (gain) losses on forward contracts	(724)	1,448
Gain related to fair value of notes and warrants	(567)	—
Provision for estimated losses on contracts	667	67
Deferred taxes	(128)	(848)
Common stock and option awards	292	69
Deferred director stock awards	38	—
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Restricted cash	2,039	(2,105)
Accounts receivable	2,326	37,469
Costs and accrued earnings on uncompleted contracts	(6,223)	(22,527)
Inventories	1,405	13,311
Prepaid and other current assets	744	(1,369)
Accounts payable, accrued liabilities and customer deposits	2,484	(16,864)
Deferred compensation	(2)	20
Income taxes	(233)	(480)

Net cash provided by operating activities	1,331	5,863

Cash flows from investing activities
Capital expenditures	(1,070)	(1,003)

Net cash used in investing activities	(1,070)	(1,003)

Cash flows from financing activities
Principal payments on long-term borrowing	(13,995)	(2,968)
Debt issue costs	(1,908)	—
Repayment on capital lease obligations	(515)	(659)
Proceeds from issuance of long-term debt	30,000	728
Net increase (decrease) in short-term borrowings	5,962	(4)
Increase (decrease) in bank overdraft facility	447	(1,538)
Proceeds from employee stock purchases	34	21
Proceeds from option exercises	377	154

Net cash provided by (used in) financing activities	20,402	(4,266)

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,663	594

Effects of exchange rate changes on cash	162	(1,587)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,825	(993)

Cash and cash equivalents at beginning of period	7,803	27,940

Cash and cash equivalents at end of period	$28,628	$26,947

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$976	$183
Taxes	$277	561

Supplemental Disclosures of Non-cash Investing and Financing activities
Warrants issued in conjunction with senior secured credit facility	$2,387	$—
Capital leases	$497	$—
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Allied Defense Group Inc. (“Allied” or the “Company”), a Delaware corporation is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. These products and services are marketed to the ordinance, electronic security, environmental safety and software simulation markets.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2005 Form 10-K filed with the Securities and Exchange Commission, except for the adoption of FAS 123R, Stock-based Compensation, as disclosed in Note 10. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the quarterly periods ended March 31, 2006 and 2005 are not necessarily indicative of the operating results for the full year.
It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K) for the period ending December 31, 2005.
Liquidity and Cash Flows
The Company incurred a net loss of $3,711 in the quarter ended March 31, 2006. The net loss for the quarter ended March 31, 2005 was $9,233. The cash generated in operating activities in the quarter ended March 31, 2006 was $1,331 as compared to $5,863 of cash generated in the quarter ended March 31, 2005. For the full year ended December 31, 2005, the Company used $22,229 of cash in operating activities. The Company had a March 31, 2006 balance of cash and equivalents of $28,628 and restricted cash of $5,495. The Company closed a $30,000 convertible debt facility in March 2006. Proceeds net of debt issue costs were approximately $28,000. $15,200 was used to retire existing debt — including the Patriot facility. The remaining $12,800 was available to be used in 2006 to fund working capital needs. As of September 30, 2006 the Company had $19,537 of cash and equivalents and $9,827 of restricted cash.
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
     The Company is evaluating a variety of options to increase its liquidity in the fourth quarter of 2006 and into early 2007:
•	The Company intends to have in place, and is in the process of negotiating, a domestic line of credit that will provide $4,000 to $5,000 of immediate liquidity with a provision to accordion up to $20,000 based on financial performance in subsequent periods. This will be contingent on successful registration of the March 2006 issue of convertible debentures and warrants.

•	The Company is exploring possible asset backed financing from local banks in Marshall, TX. This will be contingent on successful registration of the March 2006 convertible debentures and warrants.

•	The Company is evaluating the disposition of certain non strategic assets.

•	The Company has the option of receiving dividends from excess cash from its VSK Group at year end.

•	The Company may further consolidate its California operations to further reduce operating expenses.

•	If there are no new sources of cash from financing or investment activities in the fourth quarter and if certain subsidiaries are not able to return the cash that they have borrowed for working capital needs the Company could be out of cash to fund headquarters’ expenses and to provide operating cost subsidies by year end. The Company does not believe this is a likely scenario and is working with various parties to manage through this period of reduced liquidity.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
The unaudited condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries as follows:
•	ARC Europe, S.A. (“ARC Europe”), a Belgian company,

•	Allied Research Corporation Limited (“Limited”), an inactive United Kingdom company,

•	News/Sports Microwave Rental, Inc. (“NSM”), a California corporation,

•	Titan Dynamics Systems, Inc. (“Titan”), a Texas corporation,

•	SeaSpace Corporation (“SeaSpace”), a California corporation,

•	MECAR USA, Inc. (“MECAR USA”), a Delaware corporation, and

•	Allied Technology, LLC (“Allied Technology”), and a Maryland limited liability company,

•	Global Microwave Systems, Inc (GMS), a California corporation.
ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (“MECAR”), Sedachim S.I. S.A., Hendrickx S.A., and The VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Télé Technique Générale S.A., Intelligent Data Capturing Systems (IDCS) N.V., VIGITEC S.A. and CMS Security Systems.
The Company operates in two primary operating segments, which are outlined below:
Ammunition & Weapons Effects segment consists of MECAR, MECAR USA and Titan Dynamics (Titan) MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA, after becoming operational in the third quarter of 2005, is initially pursuing contracts from the U.S. government and others for ammunition and pyrotechnics devices. Titan designs, manufactures and sells battlefield effects simulators, minor pyrotechnics, and other training devices.
Electronic Security segment consists of The VSK Group, NSM (NSM), and Global Microwave Systems (GMS). VSK Electronics N.V. manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. installs security systems; Intelligent Data Capturing Systems N.V. manufactures

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and CMS Security Systems manufactures access control systems. NSM designs, manufactures, distributes and services industrial and law enforcement security products and systems. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.
Other segment consists of the formerly named Environmental Safety & Security segment and provides products in the area of environmental monitoring and consists solely of SeaSpace. SeaSpace designs, manufactures, distributes and services weather and environmental satellite ground reception systems and manufactures and markets a line of antenna systems.
Allied, the parent company, provides management and business development services to its subsidiaries and has no operating activities. Significant intercompany transactions have been eliminated in consolidation.
Accounting Change In 2005, MECAR changed its methodology of applying the percentage of completion method for the recognition of revenue. This change was made in an effort to better reflect the revenue recognized during the life of its sales contracts. Previously MECAR used total direct costs as the basis for recognizing revenue, but in 2005, the Company elected to use direct labor as the basis of recognition. The cumulative effect of this change, recorded January 1, 2005 reduced income by $5,577 net of a tax benefit of $2,873.
Restatements of Financial Results The results presented for the period ended March 31, 2005 have been restated from the original 10-Q filed for the applicable period. In May 2005, the Company filed a Form 10-Q for the period ended March 31, 2005 that was subsequently amended via a Form 10-Q/A filed in August 2005. The restatement provided in this Form 10-Q corrects amounts previously reported in Allied’s 10-Q/A for the period ended March 31, 2005 for certain errors related to incorrect currency rates used to translate MECAR, S.A.’s U. S. Dollar denominated assets and liabilities into its functional currency; its failure to comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding hedge accounting for contracts entered in 2005; and for the grant of stock options to certain officers in 2002 for which the actual accounting measurement date was after the measurement dates used by the Company to record such awards. In addition, the Company changed its methodology of applying the percentage of completion method for the recognition of revenue in an effort to better reflect the revenue recognized during the life of a sales contract in 2005 and this change is reflected in the restated financial results for the three months ended March 31, 2005. The Restatement also corrected the classification of MECAR’s bank overdraft facility from an operating activity for cash flow purposes to a financing activity. In addition, the bank overdraft facility was reclassified from accounts payable to a designated line on the balance sheet. These matters are described in greater detail in the Company’s Form 10-K for the period ended December 31, 2005.
This restatement results in the following adjustments to the Unaudited Condensed Consolidated Financial Statements for the quarter ended March 31, 2005.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
March 31, 2005
Selected Consolidated Statements of Earnings Data:

		Impact From
		Foreign		Impact of
		Currency	Impact from	Revenue	As Previously
		Translation	Compensation	Recognition	Reported in
	RESTATED	(1)	Expense (2)	(3)	10-Q/A
Revenues	$24,018	$755	$0	$2,207	$21,056
Cost of Sales	19,917	(33)	0	4,952	14,998
Operating Income (loss)	(4,935)	788	(36)	(2,746)	(2,941)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(5,800)	81	(36)	(2,745)	(3,100)
Income tax expense (benefit)	(2,144)	(5)	(12)	(934)	(1,193)
Cumulative effect of change in the application of accounting principle	(5,577)	—	—	(5,577)	—
Net earnings (loss)	$(9,233)	$86	$(24)	$(7,388)	$(1,907)
Earnings (loss) per share – Basic & Diluted:
Loss before cumulative effect of change in the application of accounting principle	($0.65)	$0.01	($0.00)	($0.32)	($0.34)

Cumulative effect of change in the application of accounting principle	($0.99)	—	—	($0.99)	—
Net income (loss)	($1.64)	$0.01	($0.00)	($1.31)	($0.34)
Weighted Average number of common shares (4):
Basic	5,620,634				5,609,351
Diluted	5,620,634				5,609,351

(1)	Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.

(2)	Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in June 2002.

(3)	Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary.

(4)	Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
Cash Flow Information.
     The cash flow statement for the three months ended March 31, 2005 has been restated to reflect a reclassification of a bank overdraft facility from operating cash flows to financing cash flows.

			As previously
	RESTATED	ADJUSTMENT	reported in 10-Q/A
Three months ended March 31, 2005
Cash flows from operations:
Accounts payable, accrued liabilities and customer deposits	$(16,864)	$1,538	$(18,402) *
Cash flows from financing:
Borrowings on bank overdraft facility	$(1,538)	$(1,538)	—

*	The “As previously reported in the 10-Q/A” amount has been adjusted for the impact of the foreign currency translation and other restatement adjustments described above of $5,187.
NOTE 3 — DERIVATIVE FINANCIAL INSTRUMENTS
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
Fair value hedges
Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company uses foreign currency forward contracts to minimize the foreign currency exposures with debt, which are payable in U.S. Dollars rather than the Euro. At March 31, 2006, the VSK Group designated a forward contract as a fair value hedge with a notional amount of $200 and the fair value of the contracts was $1. The derivative was entered into on August 1, 2005 and expires July 20, 2007. Gains and losses from settlements of derivative contracts are reported as a component of revenues. There were no net gains or losses realized during the three months ended March 31, 2006 and March 31, 2005 from hedge ineffectiveness or from firm commitments that no longer qualify as fair value hedges.
Cash flow hedges
Cash flow hedges are hedges that offset the changes of expected future cash flows. The Company has not designated any hedging relationships as cash flow hedges.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
Derivatives not designated as hedges
The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers at its MECAR subsidiary. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. Dollars rather than the Euro, which is MECAR’s functional currency. The Company’s accounting for foreign currency exchange contracts entered into at MECAR prior to August 1, 2005 did not comply with the guidelines of FAS 133 for hedge accounting. As such, unrealized gains or (losses) from the derivative contracts are recognized as a component of revenues and amounted to $724 and ($1,448) for three months ended March 31, 2006 and March 31, 2005, respectively.
Counterparty credit risk
The Company’s foreign exchange forward contracts expose the Company to credit risks to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.
NOTE 4 – ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Accounts receivable at March 31, 2006 and December 31, 2005 are comprised as follows:

	March 31,	December 31,
	2006	2005
Direct and indirect receivables from foreign governments	$4,853	$1,777
Commercial and other receivables, less allowance for doubtful receivables of $213 in 2006 and $214 in 2005	11,694	16,770

	$16,547	$18,547

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
Costs and accrued earnings on uncompleted contracts totaled $41,424 and $35,178 at March 31, 2006 and December 31, 2005, respectively. The revenue recognized on the Contracts in progress for the three months ended March 31, 2006 and 2005 were $27,112 and $15,674, respectively.
NOTE 5 – INVENTORIES
Inventories at March 31, 2006 and December 31, 2005 are comprised as follows:

	March 31, 2006	December 31, 2005
Raw materials	$23,866	$14,942
Work in process	9,772	19,265
Finished goods	1,573	1,755

Gross inventory	35,211	35,962

Less reserves for obsolescence	(1,747)	(1,662)

Net inventory	$33,464	$34,300

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
NOTE 6 – GOODWILL
The Company had goodwill of $16,776 and $16,698 at March 31, 2006 and December 31, 2005, respectively. The goodwill at March 31, 2006 is comprised of $13,994 related to the ES Segment, $1,396 related to the AWE Segment and $1,386 related to Other. The change in goodwill during the three month period ended March 31, 2006 was due to the currency translation adjustment.
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
NOTE 7 — LONG-TERM DEBT
Long-term obligations as of March 31, 2006 and December 31, 2005 consist of the following:

	March 31,	December 31,
	2006	2005
Fair value of Senior subordinated convertible notes	$27,594	$—
Notes payable, less unamortized discount	—	13,539
Note related to GMS acquisition, less unamortized discount	6,270	6,173
Mortgage loan agreements	181	193
Loan for CMS Security Systems acquisition	200	200
Other notes payable	6,902	618
Capital leases and other	4,788	4,978

Total long-term debt	45,935	25,701
Less current maturities	(10,798)	(4,342)

Long-term debt, less current maturities and unamortized discount, including short-term debt to be refinanced	$35,137	$21,359

Senior subordinated convertible notes. On March 9, 2006, the Company entered into a Securities Purchase Agreement with several purchasers for the private placement of senior subordinated convertible notes (the “Notes”) in the principal amount of $30,000 and related warrants to purchase common stock of the Company (the “Transactions”). In connection with the Transactions, the Company entered into a Registration Rights Agreement with the purchasers to file a registration statement to cover the resale of the common stock related to the Notes and warrants. In connection with the Transactions, the Company paid debt issue costs of $1,908 in cash and issued warrants with a fair value of $374 on the date of issue. These debt issue costs are being amortized over the term of the Notes and warrants. The Company recorded $38 of interest expense related to the amortization of debt issue costs in the three months ended March 31, 2006. At March 31, 2006 the debt issue costs had an unamortized balance of $2,244.
The Notes accrue interest at a rate of 7.5% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash. The Notes mature on March 9, 2011, and are immediately convertible into shares of the Company’s common stock at the conversion price of $26.46 per share, subject to certain restrictions relative to anti-dilution provisions and an adjustment for stock splits. Upon a change of control, as defined in the Notes, the holders of the Notes will have certain redemption rights.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
The Company determined that the Notes are hybrid instruments and the warrants are derivatives that should be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The Notes were deemed to have embedded derivatives within the terms of the agreement and such derivatives were bifurcated from the Notes. In March, 2006, the Company adopted SFAS 155, “Accounting for Certain Hybrid Instruments”, which allows the Company to make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value after having identified all embedded derivative features contained in a hybrid instrument. The Company identified and documented the embedded derivative features, and then irrevocably elected to measure and carry the notes at fair value. At March 9, 2006, the date of issue, the Company determined the fair value of the Notes and warrants issued in the transaction had fair values of $29,120 and $2,013, respectively. A loss at the date of issuance of $1,133 was recorded. At March 31, 2006, the Company determined the fair value of the Notes and warrants was $27,594 and $1,839, respectively and a gain of $1,700 was recorded at that time. For the quarter ended March 31, 2006, the net gain related to the fair value of Notes and warrants was $567.
The Company issued detachable warrants to the Purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The warrants did not meet the requirement for equity classification in accordance with SFAS 133, “Accounting for Derivatives and Hedging Activities”, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as a derivative instrument and will be recorded and carried at the fair value of the instrument.
Notes payable. On May 28, 2004 the Company obtained a senior loan facility from an accredited lender under which the Company could borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. An additional draw of $12,000 was made against this facility in November 2005, which was used for the acquisition of GMS. All loans under the facility bear interest at the rate of 11.5% per year payable quarterly. Principal was payable in sixty equal monthly payments that commenced in late December 2005. The Company paid a fee on the unused portion of the facility. Warrants exercisable at $0.01 per share to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. In November 2005, warrants exercisable at $0.01 per share to purchase 24,000 shares were issued pursuant to the senior loan facility and were valued at $487. All warrants issued in conjunction with this facility have an expiration date of May 28, 2012. The facility was secured by first priority security interest, subject only to permitted liens, in substantially all of the Company’s domestic tangible and intangible assets. The Company also incurred $860 of closing costs related to this note payable. The note draw down period extended to November 28, 2005 and the five year amortization period began at that time. The final payment on the note was scheduled for October 2010. At December 31, 2005, the Company was not compliant with the covenants of this facility. The facility was paid in full and refinanced in March 2006. This note has been classified, in accordance with SFAS No. 6, “Classification of Short Term Obligations Expected to be Refinanced” , as long term debt as of December 31, 2005.
Loan for Global Microwave Systems acquisition. On November 1, 2005, the Company entered into a $6,700 loan to fund the acquisition of GMS. The note was taken back by the seller. There are no significant covenants. The loan is payable in equal annual installments over three years bearing interest at the rate of 7.5% per year payable quarterly. The unamortized discount on the note was $430 and $527 at March 31, 2006 and December 31, 2005, respectively.
Mortgage Loan Agreements. The Company is obligated on several mortgages on the VSK Group’s buildings which have a total balance due of $181 and $193 at March 31, 2006 and December 31, 2005, respectively. The notes are secured by the asset that has been financed. There are no significant covenants. The mortgages mature at various dates through 2009, plus interest at rates ranging from 3.9% to 4.5% per year.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
Loan for CMS Security Systems acquisition. The VSK Group entered into a $300 loan to fund the acquisition of CMS Security Systems. The loan is payable in equal installments on August 1, 2005, 2006, and 2007. At March 31, 2006 and December 31, 2005, $200 was owed on this loan.
Other notes payable. At March 31, 2006 and December 31, 2005, MECAR borrowed $6,883 and $592, respectively, related to a carve out of the overdraft facility with one of the banks in their banking facility. In addition, NSM had a note for machinery and vehicles of $19 and $26 at March 31, 2006 and December 31, 2005, respectively. The weighted average interest rate for Notes Payable as of December 31, 2005 and 2004 was 3%.
Capital lease and other. The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2011.
Bank Overdraft Credit Facility. MECAR is obligated under an agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities of up to 49,400 Euros (approximately $58,500 USD) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for tax prepayments and working capital. The Agreement requires that MECAR maintains certain net worth and working capital covenants. As of December 31, 2005 and March 31, 2006, MECAR was not in compliance with the facility covenants. The Company is in the process of renegotiating the terms and covenants of the agreement. The banks continue to lend cash and extend guarantees while the renegotiation is taking place. New terms are expected to be in place by December, 2006. The portion of this credit facility that was extended for bank overdrafts was $15,984 and $15,086 at March 31, 2006 and December 31, 2005, respectively.
NOTE 8 — LOSS PER SHARE
Basic loss per share excludes potential common shares and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted loss per share for the three months ended March 31, 2006 and 2005, respectively:

	Three months ended
	March 31,
		Restated
	2006	2005
Net loss before Cumulative Effect of Change in Accounting Principle	$(3,711)	$(3,656)
Cumulative Effect of Change in Accounting Principle	—	(5,577)

Net Loss	$(3,711)	$(9,233)

Weighted average number of basic shares	6,020,149	5,620,634

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)

	Three months ended
	March 31,
		Restated
	2006	2005
Senior Subordinated Convertible Notes	—	—
Warrants	—	—
Stock Options	—	—
Common stock equivalents	—	—

Weighted average number of diluted shares	6,020,149	5,620,634

Basic & Diluted loss per share before Cumulative Effect of Change in Accounting Principle	$(0.62)	$(0.65)
Cumulative Effect of Change in Accounting Principle	—	(.99)

Net loss per share	$(0.62)	$(1.64)

At March 31, 2006 the Company has excluded convertible debentures, stock options and warrants of 1,133,787, 106,053 and 314,610, respectively, since their effect would be anti-dilutive. At March 31, 2005 stock options and warrants of 226,925 and 61,665, respectively, have been excluded from the calculation of diluted shares since their impact would be anti-dilutive.
NOTE 9 — COMPREHENSIVE LOSS
A summary of the components of Comprehensive Loss for the three months ended March 31, 2006 and 2005 are as follows:

	Three months ended
	March 31,
	2006	2005
		Restated
Net loss	$(3,711)	$(9,233)
Currency Translation Adjustment	1,016	(6,719)

Comprehensive loss	$(2,695)	$(15,952)

The currency translation adjustment for the three months ended March 31, 2006 and 2005 resulted from the change in the Euro during the respective periods.
NOTE 10 – SHARE- BASED COMPENSATION
On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004),”Share-Based Payments” (SFAS123R) which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), and the related SEC rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. SFAS 123R supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows.” SFAS 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Share-based employee compensation cost is recognized as a component of selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
The Company previously accounted for its share-based compensation using the intrinsic value method as defined in APB 25, “Accounting for Stock Issued to Employees”. Prior to January 1, 2006, share-based employee compensation cost reflected in the net earnings of the Company reflected the intrinsic value of the options on the measurement date recognized over the vesting period. Share-based compensation, under APB 25 was $36 for the three months ended March 31, 2005.
SFAS 123R requires that the Company report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs as a financing cash flow rather than as an operating cash flow in the Condensed Consolidated Statements of Cash Flows. Before January 1, 2006, APB 25 required that the Company report the entire tax benefit related to the exercise of stock options as an operating cash flow.
Allied’s principal Equity Incentive Plan (the Plan) , which was approved by the Board of Directors and shareholders in 2001 authorizes the Compensation Committee of the Board of Directors to grant up to nearly one million stock options , stock appreciation rights, restricted (non-vested) stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. The options for common shares generally are exercisable over a five to ten year period and expire up to ten years from the date of grant and are valued at the closing market price on the date of grant. Restricted shares generally vest over periods of one to five years from the date of award and are also valued at the closing market price on the date of grant.
Total share-based compensation was $292 for the three months ended March 31, 2006. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
The Company used the modified prospective transition method to adopt the provisions of SFAS 123R and as such there will be no restatement of prior period financial statements. Under this method, employee compensation cost recognized in the first quarter of 2006 includes: (1) compensation cost for all share-based payments granted after the effective date that have met the requisite service requirement and (2) compensation cost for the portion of awards that have met the requisite service period on or after the effective date based on the grant-date fair value of those awards. In accordance with SFAS 123R, the fair value of options grants are estimated on the date of grant using the Black-Scholes option pricing model.
As of March 31, 2006, the total compensation cost related to unvested stock-based awards that had not been recognized was approximately $1,593. This cost will be amortized on a straight-line basis over a weighted average period of approximately 40 months.
As a result of the adoption of SFAS 123R effective January 1, 2006, the Company’s net loss for the three months ended March 31, 2006, was approximately $292 higher than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted loss per share would have been ($0.57) if the company had not adopted SFAS 123R, as compared to the reported basic and diluted loss per share of ($0.62).
The following table presents the effect on net income and earnings (loss) per share for the three months ended March 31, 2005, as if the fair-value based method had been applied for all outstanding and unvested awards for period before the Company adopted SFAS 123R:

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)

Three
Months
Ended
March 31,
2005
(Dollars in thousands, except per share amounts)	Restated
Reported net loss	$(9,233)
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(72)

Pro forma net loss	$(9,305)

Basic loss per share:
Reported loss per share	$(1.64)
Compensation costs, net of tax	(0.01)

Pro forma basic loss per share	$(1.65)

Diluted loss per share:
Reported loss per share	$(1.64)
Compensation costs, net of tax	(0.01)

Pro forma diluted loss per share	$(1.65)

During the three months ended March 31, 2006, the Company granted no options and 6,000 shares of its common stock. During the three months ended March 31, 2005, the Company granted options to purchase 40,000 shares of its common stock and 1,395 shares of common stock. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the dates of grant during the three months ended March 31, 2005 were $7.68. The weighted average assumptions used in the model for the three months ended March 31, 2005 were as follows:

Three Months
Ended March 31,
2005
Risk free interest rate	3.63%
Expected volatility rate	33.90%
Expected lives – years	3
Dividend yield	—
The risk free interest rate is equal to the three-year U.S. Treasury Bill rate for the auction closest to period end. The expected volatility is calculated from the Company’s weekly closing stock price starting with the period end date and going back three years. The expected lives in years is the vesting period for most of the stock option grants with vesting periods based on the assumption and on general Company experience that the options will be exercised upon vesting.
The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
Information pertaining to option activity for the three months ended March 31, 2006 is as follows (aggregate intrinsic value in thousands):

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Options	Price	(in years)	Intrinsic Value*
Outstanding-beginning of year	507,667	$16.94
Granted	—	—
Exercised	29,667	12.72
Forfeited	—	—

Outstanding at March 31, 2006	478,000	$17.21	4.18	$2,268

Exercisable at March 31, 2006	370,000	$15.89	4.25	$2,241

* The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $21.95 at March 31, 2006.
The following table summarizes options outstanding at March 31, 2006:

			Weighted Average	Exercisable
Number	Range of	Weighted Average	Remaining	Number of	Weighted Average
Outstanding	Exercise Prices	Exercise Prices	Contractual Term	Options	Exercise Prices
106,500	$8.00 to $8.63	$8.59	3.76 Years	106,500	$8.59
40,000	$9.01 to $14.90	$14.90	1.33 Years	32,000	$14.90
331,500	$16.40 to $25.00	$20.25	3.59 Years	231,500	$19.39

478,000	$8.00 to $25.00	$17.21	—	370,000	—

The following table summarizes restricted stock (nonvested) shares outstanding as of March 31, 2006

		Weighted- Average Grant
Restricted Stock	Shares	Date Fair Value
Restricted at January 1, 2006	51,793	$22.99
Granted	6,000	$21.82
Vested	—	—
Forfeited	—	—

Restricted shares at March 31, 2006	57,793	$22.87

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
     As of March 31, 2006, there was approximately $1,321 of total unrecognized compensation cost related to restricted share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.8 years.
The intrinsic value of stock options exercised for the three months ended March 31, 2006 was $275. No options were exercised in the first quarter of 2005. Cash received for the exercise of these options was $415 and no tax benefit was recognized.
NOTE 11 — INDUSTRY SEGMENTS

	Three months ended
	March 31,
	2006	2005
		Restated
Revenues from external customers
Ammunitions & weapons effects	$23,484	$12,171
Electronic security	11,221	10,328
Other	1,463	1,519

	$36,168	$24,018

Segment profit (loss) before provision for income taxes and cumulative effect of change in accounting principle:
Ammunitions & weapons effects	$(1,326)	$(5,451)
Electronic security	295	662
Other	(686)	(511)
Corporate	(1,996)	(500)

	$(3,713)	$(5,800)

NOTE 12 – PROVISION FOR TAXES
As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2006 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2006 and 2005. For the three months ended March 31, 2006 and 2005, the Company’s consolidated annualized effective tax rate was 0% and 37%, respectively.
The decrease in the annualized effective tax rate for the three months ended March 31, 2006 from the three months ended March 31, 2005 was due primarily to management’s decision not to record a tax benefit on the U.S. net operating losses. The Company has maintained a full valuation allowance on its U.S. net deferred assets.
The determination of our consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates. As a company with subsidiaries in foreign jurisdictions, we are required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate. This process involves estimating current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Thousands of Dollars)
NOTE 13 – COMMITMENTS AND CONTINGENCIES
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2006
(Thousands of Dollars)
(Unaudited)
Overview
Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. Allied operates in three (3) segments:
•	Ammunition & Weapons Effects segment consists of MECAR, located in Belgium, MECAR USA, located in Marshall, TX, and Titan Dynamics, located in Marshall, TX. MECAR develops and produces medium caliber, tank, mortar and other ammunition. MECAR USA became operational in late 2005 and will pursue contracts from U.S. and foreign governments for ammunition and pyrotechnics devices with a focus on the 105MM market. Titan designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices.

•	Electronic Security segment consists of the VSK Group, located in Belgium and California, and NSM and GMS both located in or near San Diego, California. The VSK Group consists of VSK Electronics N.V., which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A., which installs security systems; Intelligent Data Capturing Systems N.V., which manufacturers integrated video systems; VIGITEC S.A., which installs networked video surveillance systems; and CMS Security Systems which manufactures access control systems. NSM designs, manufactures, installs and services industrial and law enforcement surveillance products and integrated systems for the law enforcement community, agencies of the Department of Homeland Security and the Department of Defense. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.

•	Other segment consists of the formerly named Environmental Safety & Security segment and provides products in the area of environmental monitoring and consists solely of SeaSpace. SeaSpace designs, manufactures, distributes and services weather and environmental satellite ground reception systems and manufactures and markets a line of antenna systems.
Allied, the parent company, provides management and business development services to its subsidiaries and has no operating activities.
Allied had a net loss of $3,711 for the three months ended March 31, 2006, compared to a net loss of $9,233 for the comparable period of 2005. The net loss before the cumulative effect of change in the application of accounting principle was $3,711 as compared to $3,656 in 2005. The Company has a backlog of $76,073 at March 2006, which represents a 4% increase from the March 2005 backlog of $73,009.
The Company had an operating loss of $2,438 in the current period as compared to $4,935 in the prior period. The Company has been able to significantly reduce its operating loss and will continue to focus on returning to profitability. The Company is concentrating on growing backlog and revenue and on reducing costs and capital outlays were prudent. Two expanded, headquarters based, business development groups have been in place since the end of quarter one focused on the both the AWE and ES segments. In the fourth quarter of 2005, the Company completed its expansion in Marshall, Texas and now has the ability to load assemble and pack (LAP) ammunition in Texas which will allow the AWE segment to compete in the U.S. ammunition marketplace. From an operational point of view, the Company has undergone a consolidation at the Marshall, Texas operations and at its California subsidiaries. The Company will now look to reduce costs at its Belgian operations. The Company is also looking to expand its available capital in order to meet its strategic initiatives as more fully discussed in this Form 10-Q under the heading, Liquidity and Cash Flows.
Results of Operations for the Three Months Ended March 31, 2006 and 2005
The table below shows, for the three months ended March 31, 2006 and 2005, certain items from Allied’s condensed consolidated statements of operations expressed as a percentage of revenue:

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2006
(Thousands of Dollars)
(Unaudited)

	Three months ended March 31,
	2006	2005
		Restated
Revenue	100.0%	100.0%
Cost and expenses
Cost of sales	75.8	82.9
Selling and administrative	23.9	29.1
Research and development	4.8	6.4
Depreciation and Amortization	2.2	2.2

Operating loss	(6.7)	(20.6)

Other income (expense)
Interest income	.3	0.8
Interest expense	(6.4)	(2.2)
Gain (loss) from fair value of notes and warrants	1.6	—
Other – net	1.0	(2.2)

Loss before income taxes	(10.2)	(24.2)

Income tax expense (benefit)	—	(8.9)

Net loss before Cumulative Effect of Change in Accounting Principle	(10.2)	(15.3)
Cumulative Effect of Change in Accounting Principle	—	(23.2)

Net Loss	(10.2)%	(38.5)%

Revenue. Allied had revenue of $36,168 in the three months ended March 31, 2006, which was 51% more than its revenue in the same period of 2005.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	March 31, 2006		March 31, 2005
		Percentage		Percentage
	Amount	of total	Amount	of total
			Restated
Ammunition & Weapons Effects	$23,484	65%	$12,171	51%
Electronic Security	11,221	31%	10,328	43%
Other	1,463	4%	1,519	6%

	$36,168	100%	$24,018	100%

Ammunition & Weapons Effects (“AWE”) Segment revenue for the first quarter of 2006 increased $11,313 (93%) from the prior period due to higher revenues at Mecar. The increase was driven by fulfillment of contracts that were delayed in December 2005, and due to continuing work on three large contracts that were not in place in the first quarter of 2005. The revenues for the Marshall, TX operations were up slightly year to year based on an initial ramp up in activity at that facility. Within the AWE segment, MECAR represented 98% or $23,119 of the revenue and the Marshall facility represents 2% or $365 of the revenue. Based on a constant 2005 currency exchange rate for the quarter, the increase in the first quarter of 2006 would have been $13,425 or 103% as compared to 2005 revenues for the AWE segment.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2006
(Thousands of Dollars)
(Unaudited)
Revenues for the Electronic Security (“ES”) Segment increased $893 (9%) from prior year levels. This increase resulted from the November 2005 acquisition of GMS offset by lower revenues of the Euro-based operations in the VSK group. VSK represented 60% or $6,690 of the revenue as compared to 40% or $4,531 for the U.S.-based operations of GMS and NSM. The VSK group revenue for the quarter was $1,376 lower than the prior year as a result of slow first quarter export sales throughout the European distribution network. Based on a constant 2005 currency exchange rate, VSK revenues would have had a decrease of $765 or 9% from 2005 levels.
Cost of Sales. Cost of sales as a percentage of sales for the three months ended March 31, 2006 was 76% compared with 83% for the same period in 2005.
Cost of Sales as Percentage of Sales by Segment

	Three months ended
	March 31
	2006	2005
		Restated
Ammunition & Weapons Effects (AWE)	88%	109%
Electronic Security (ES)	52%	56%
Other	67%	57%

Total	76%	83%
Cost of Sales for the AWE Segment was $20,659 (88%) of revenues in 2006 as compared to $13,269 (109%) of revenues in 2005. The increased cost of sales in the three months ended March 31, 2005 resulted primarily from reduced revenue, derivative losses and customer mix as the majority of the production was for lower-margin products. Gross profit for the AWE segment was $2,825 (12%) of revenues in 2006 and $(1,098) (-9%) of revenues in the prior period. In constant U.S. Dollars, based on 2005 currency exchange rates, the gross profit for MECAR increased $252 in the first quarter as compared to the prior year.
Cost of Sales for the ES segment was $5,772 (52%) of revenues in 2006 as compared to $5,787 (56%) of revenues in 2005. Gross profit for the ES segment was 48% of revenues in 2006 as compared to 44% in 2005. The improvement in margins in the first quarter of 2006 as compared to 2005 is a result of full quarter of margins from GMS (acquired in November, 2005) offset by lower sales and gross profits at VSK.
The Other segment had cost of sales of $978 (67%) of revenues in 2006 as compared to $861 (57%) of revenues in 2005. Gross profit for the Other segment was 33% of revenues in 2006 as compared to 43% in 2005.
Selling and Administrative Expenses. Selling and Administrative expenses for the quarter ended March 31, 2006 increased $1,958 over the prior period. As a percentage of revenues, the current period’s Selling and Administrative expenses were down to 24% as compared to 29% in the prior year. The increase in spending is attributed to an $853 increase in Corporate expenses, a $599 increase in the AWE segment, a $428 increase in the ES segment and an increase of $78 in Other.
The increase of $853 at the Corporate level resulted from the adoption of FAS 123R, a non-cash charge related to revised stock option treatment of $292, start up costs associated with the new consolidated benefits plan of $122, increased costs associated with the new business development group of $198 and higher travel and compliance costs in 2006.
The increase of $599 in the AWE segment resulted from the ramp-up of facility operations in Marshall, Texas. Overall, staffing at Marshall increased from 13 to 46 employees.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2006
(Thousands of Dollars)
(Unaudited)
The increase of $428 in the ES segment expense resulted from a quarter of expenses at GMS, partially offset by 12% reduction in costs at VSK and NSM. In addition, depreciation expense increased $257 mainly related to the acquisition of GMS.
Research and Development. Research and development costs increased 13% for the three months ended March 31, 2006 from 2005 levels to $1,730 or 5% of revenues. The Company plans to continue to invest in additional research and product development expenditures for the coming year.
Gain on fair value of Senior Subordinated Convertible Notes and warrants. On March 9, 2006, the date of issuance, the Company recorded a loss from the issuance of senior subordinated convertible notes and warrants of $1,133. Subsequently, as of March 31, 2006 the Company recorded a gain of $1,700 related to the calculated fair values of the Notes and warrants as of that date. The net gain reported for the period ended March 31, 2006 was $567. See Note 7 for a description of this transaction.
Other Income. Other income increased $866 from the prior year as a result of the change in the foreign currency transactions at MECAR and the VSK Group, offset by bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor.
Interest Income. Interest income for the three months ended March 31, 2006 decreased by $65 from 2005 levels. The decrease resulted primarily from interest on the balances of cash at the business units.
Interest Expense. Interest expense for the three months ended March 31, 2006 was $2,315 as compared to 2005 expense of $537 due to the interest related to the $12.0 million draw on the Company’s Patriot/Wilton Senior Notes and a note signed with the previous owner of GMS for $6.7 million, both of which were used to finance the November 2005 acquisition of GMS. Interest expense in the three months ended March 31, 2006 includes $1,037 of amortization expense related to the write off of debt issue costs and discount on the Patriot facility that was refinanced on March 9, 2006.
Pre-Tax Loss
Pre-Tax Income (Loss) by Segment Before
the Cumulative Effect of Accounting Change

	Three months ended
	March 31,
	2006	2005
		Restated
Ammunition & Weapons Effects	$(1,326)	$(5,451)
Electronic Security	295	662
Other	(686)	(511)
Corporate	(1,996)	(500)

	$(3,713)	$(5,800)

Ammunitions & Weapons Effects incurred a pre-tax loss of $(1,326) for the three months ended March 31, 2006, versus a pre-tax loss of ($5,451) for the comparable period in 2005, a reduction of the prior period’s loss of 76%. The improvement in 2006 was driven by higher revenues at MECAR, offset by increased losses due to the ramp up of operations in Marshall, Texas.
Electronic Security Segment incurred a pre-tax profit for the three months ended March 31, 2006 of $295 as compared to a pre-tax profit of $662 from the comparable period in 2005. The addition of GMS resulted in higher revenue and contributed earnings before tax. The VSK Group had lower sales and reduced earnings in the current period. NSM’s performance for the quarter was consistent with the prior period.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2006
(Thousands of Dollars)
(Unaudited)
The Other segment had a pre-tax loss of $686 as compared to a loss of $511 in the prior period. This increase in loss was due to lower revenues and higher costs in the current period.
Corporate segment pre-tax loss for the three months ended March 31, 2006 was $1,996 compared to a loss of $500 in 2005 primarily as a result of higher selling and administrative expenses in addition to higher interest expense.
Income Taxes. The effective income tax rate for the three months ended March 31, 2006 was effectively zero compared to a benefit of 9% in the same period of 2005. The tax expense recorded for the period resulted from the income producing ES operating units.
Net Loss. The Company incurred a $3,711 net loss for the three months ended March 31, 2006 compared with $9,233 net loss in the same period of 2005. The loss in 2005 includes a nonrecurring charge for the Cumulative Effect of Change in Accounting Principle of $5,577. Without that nonrecurring charge the net loss for the three months ended March 31, 2005 was $3,656. In 2005, MECAR changed its methodology for applying the percentage of completion contract accounting for the recognition of revenue. Prior to this change, MECAR used total direct costs as the basis for recognizing revenue, but subsequently elected to use only direct labor as the basis in an effort to better reflect revenue recognized during the life of sales contracts. Higher interest expense and a reduced tax benefit in 2006 had an impact of approximately $3,150, thereby reducing the impact of improved operations from 2005 levels.
Backlog. As of March 31, 2006, the Company’s backlog was $76,073 compared to $73,009 at March 31, 2005. The March 31, 2006 and March 31, 2005 amounts include unfunded portions of approximately $7,461 and $8,323, respectively, from an ID/IQ federal contract within the ES segment.

	Backlog by Segment
	March 31, 2006		March 31, 2005
		Percentage		Percentage
	Amount	of total	Amount	of total
Ammunition & Weapons Effects	$49,949	66%	$49,930	68%
Electronic Security	22,371	29	22,324	31
Other	3,753	5	755	1

	$76,073	100%	$73,009	100%

The backlog for the Ammunition and Weapons Effects segment increased equally from new orders at MECAR and increased orders at the Marshall facility. The increase in the backlog for the Other segment is attributed to increased orders at SeaSpace.
Liquidity and Cash Flows
The Company incurred a net loss of $3,711 in the quarter ended March 31, 2006. The results for the quarter ended March 31, 2005 were $9,233. The cash generated in operation activities in the quarter ended March 31, 2006 was $1,331 as compared to $5,863 of cash generated in the quarter ended March 31, 2005. For the full year ended December 31, 2005, the Company used $22,229 of cash in operating activities. The Company had a March 31, 2006 balance of cash and equivalents of $28,628 and restricted cash of $5,495. The Company closed a $30,000 convertible debt facility in March 2006. Proceeds net of debt issue costs were approximately $28,000. $15,200 was used to retire existing debt – including the Patriot facility. The remaining $12,800 was available to be used in 2006 to fund working capital needs. As of September 30, 2006 the Company had $19,537 of cash and equivalents and $9,827 of restricted cash.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2006
(Thousands of Dollars)
(Unaudited)
The Company expects to expend nearly all of the net proceeds from the convertible note financing before December 31, 2006 and will likely explore other sources of additional liquidity pending the anticipated return of substantial business from MECAR’s traditional customer base.
The Company expects positive cash flows to continue from the operating units within the Electronic Security (ES) Segment. MECAR cash flow should be neutral through year end, turning positive in 2007 assuming that significant new orders are received from a key customer in the Middle East. Should those orders not materialize by early 2007 further cost restructuring will be necessary to ensure a cash breakeven operation in 2007. Contingency plans are being evaluated and pre-positioned now should the current delays continue. The AWE operations in Marshall, TX are being consolidated and downsized to lower the cash break even point. Capital projects will be delayed in the fourth quarter of 2006 and early 2007 if cash resources are constrained. The delay of these projects, if necessary, should not have a negative impact on the baseline revenues projected in 2007.
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
The Company is evaluating a variety of options to increase its liquidity in the fourth quarter of 2006 and into early 2007:
•	The Company intends to have in place, and is in the process of negotiating, a domestic line of credit that will provide $4,000 to $5,000 of immediate liquidity with a provision to accordion up to $20,000 based on financial performance in subsequent periods. This will be contingent on successful registration of the March 2006 issue of convertible debentures and warrants.

•	The Company is exploring possible asset backed financing from local banks in Marshall, TX. This will be contingent on successful registration of the March 2006 convertible debentures and warrants.

•	The Company is evaluating the disposition of certain non strategic assets.

•	The Company has the option of issuing dividends of excess cash from its VSK Group at year end.

•	The Company may further consolidate its California operations to further reduce operating expenses.

•	If there are no new sources of cash from financing or investment activities in the fourth quarter and if certain subsidiaries are not able to return the cash that they have borrowed for working capital needs the Company could be out of cash to fund headquarters’ expenses and to provide operating cost subsidies by year end. The Company does not believe this is a likely scenario and is working with various parties to manage through this period of reduced liquidity.
Balance Sheet
The Company’s March 31, 2006 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All European values were converted at the March 31, 2006 and December 31, 2005 conversion ratios of 1.2076 and 1.1844, respectively.
Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $48,206 at March 31, 2006, which is an increase of $11,844 from the December 31, 2005 level.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2006
(Thousands of Dollars)
(Unaudited)
Cash at March 31, 2006 increased to $28,628 from $7,803 at December 31, 2005 mainly due to the net result of the $30,000 convertible debenture placement net of the $14,000 payoff of the Patriot/Wilton senior debt facility in March 2006.
Accounts receivable at March 31, 2006 decreased by $2,000 from December 31, 2005, driven by equal changes in activity between AWE and ES segments. Costs and accrued earnings on uncompleted contracts increased by $6,246 from year-end 2005 primarily as a result of higher revenues at MECAR within the AWE segment large contracts. Inventories decreased in the first quarter from December 31, 2005 by a modest amount. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Prepaid and other current assets decreased from December 31, 2005 primarily from lower prepaid taxes at MECAR.
Property, Plant & Equipment, net of accumulated depreciation, was increased by $649 from December 31, 2005 to March 31, 2006 as a result of expenditures within the AWE segment. Intangibles remained relatively stable over the two reporting periods.
Accounts payable and accrued liabilities decreased as a result of the timing of cash payments at MECAR. Customer deposits increased by $9,814 at March 31, 2006 as compared to December 31, 2005 due to an increase in deposits for customer contracts at MECAR. Income taxes payable decreased due to the timing of payments.
Stockholders’ equity as of March 31, 2006, was positively affected by the increase in the value of the Euro versus the U.S. dollar during the first three months of 2006, resulting in an increase in accumulated other comprehensive income. The Euro appreciated by approximately 2% since the beginning of the year. Additional paid-in capital increased due to the issue of restricted stock. The net loss for the period caused retained earnings to be reduced from December 2005 levels.
Cash Flows
The table below provides the summary cash flow data for the periods presented.

	Three months ended March 31
	2006	2005
		Restated
Net cash provided by operating activities	$1,331	$5,863
Net cash used in investing activities	$(1,070)	$(1,003)
Net cash provided by (used in) financing activities	$20,402	$(4,266)
Operating Activities. The Company generated $1,331 of cash in its operating activities during the three months ended March 31, 2006 compared to $5,863 of cash generated during the same period of 2005. This is attributed primarily to reduced cash generated from the change in working capital and operating assets. Cash paid for interest was $976 and $183 for the three months ended March 31, 2006 and 2005, respectively. Cash paid for income taxes was $277 and $561 for the three months ended March 31, 2006 and 2005, respectively, and includes federal, international and state taxes.
Investing Activities. Net cash used in investing activities increased by $67 between the two periods. This stemmed from increased capital expenditures for production equipment and leasehold improvements at the Belgian business units and at MECAR USA. The Company anticipates that cash generated from operations will be sufficient to support any further capital expenditures over the remainder of the year. Future expenditures for the remainder of the year will be primarily incurred for machinery and equipment.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2006
(Thousands of Dollars)
(Unaudited)
Financing Activities. The Company generated $20,402 of net cash in its financing activities during the three months ended March 31, 2006 whereas it used $4,266 of cash during the same period of 2005. This difference is primarily a result of the issuance of convertible notes and warrants in March 2006 for $30,000 less the repayment of the Patriot facility. See Note 7 for a description of the transaction. The financing activities of the operating subsidiaries are more fully explained below.
Allied. The parent company continues to operate based on management fees and dividends received from its subsidiaries. In the first quarter of 2006, Allied made cash infusions to MECAR USA and Titan to support working capital requirements. The Company acquired $30,000 of financing with the placement of convertible debentures in the first quarter of 2006.
MECAR. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. MECAR also received cash from an affiliate to fund operations. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of March 31, 2006, MECAR was not in compliance with both of these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.
VSK Group. The VSK Group operated solely from cash generated from business operations. The VSK Group is obligated on several mortgages and other long-term obligations.
Other Subsidiaries. NSM, Titan, GMS, SeaSpace and MECAR USA operated from cash generated from operations and cash infusions by Allied.
Stock Repurchases. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2006 and does not anticipate repurchasing shares of Company stock during the remainder of 2006.
Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2006, the Company is not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have been no such demands.
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition, results of operations and cash flows are based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, sales, and expenses, and related disclosure of contingent assets and liabilities. The Company re-evaluates its estimates on an on-going basis. The Company’s estimates and judgments are based on historical experience and on various other

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2006
(Thousands of Dollars)
(Unaudited)
assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates or judgments under different assumptions or conditions.
The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its unaudited condensed consolidated financial statements:
•	Revenue recognition via the percentage of completion method;

•	Goodwill and intangible asset valuation;

•	Inventory reserves and allowance for doubtful accounts;

•	Derivative instruments;

•	Valuation of deferred income taxes and income tax reserves.
A complete discussion of these policies is contained in our Form 10-K filed on October 10, 2006 with the Securities and Exchange Commission for the period ending December 31, 2005. There were no significant changes to the critical accounting policies discussed in the Company’s 10-K filed for December 31, 2005.
Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes- an interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company will adopt FIN 48 in fiscal 2007 and is currently evaluating whether the adoption of FIN 48 will have a material effect on the Company’s financial condition or results of operations.
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

The Allied Defense Group, Inc.
March 31, 2006
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
QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE
     Allied is exposed to market risk from foreign currency fluctuations and interest rate changes. Allied uses derivatives to manage some portion of these risks. Additional information regarding the derivatives is contained in Note 3. As of March 31, 2006 and December 31, 2005 all of the derivatives were related to actual or anticipated exposures of the Company’s transactions.
     Approximately 83% of the Company’s revenue for the three months ended March 31, 2006 and 2005 was derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net loss for the three months ended March 31, 2006 and 2005 by approximately $0.1 and $0.7 million, respectively. A 10% change in the value of the Euro would impact reported total assets at March 31, 2006 and December 31, 2005 by $14.4 million and $12.8 million respectively.
     At March 31, 2006, Allied had $34 million of cash (including restricted cash). Assuming all the cash was available for investment for the entire period, a 1% change in interest rates would impact interest income for the three months ended March 31, 2006 and 2005 by $0.01 million in each period. In addition, cash and restricted cash balances would increase by .25% of $0.1 million at March 31, 2005 and 2004. The fair value of the Company’s fixed rate debt would also change based on interest rate changes.
DISCLOSURE CONTROLS AND PROCEDURES
1. Evaluation of disclosure controls and procedures
Disclosure Controls and Procedures
Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. The Company identified six material weaknesses in its internal control over financial reporting as follows: 1) controls relating to estimates for warranty reserves were not properly designed; 2) controls

The Allied Defense Group, Inc.
March 31, 2006
relating to accounting for certain derivative contracts were not properly designed; 3) there was no maintenance of an appropriate contract cost accounting ledger; 4) there was a lack of documentation of testing of key controls surrounding inventory and numerous exceptions of the key controls were uncovered; 5) lack of documentation and testing of the Company’s Information Technology general controls; 6) controls relating to inadequate financial reporting. Based on that evaluation, for the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2005. As set forth below, the Company has or is in the process of taking the steps necessary to remediate the material weaknesses.
Management’s Report on Internal Control over Financial Reporting
     Management’s report on the Company’s internal control over financial reporting is included on page F-3 of the annual report Form 10-K, which is incorporated herein by reference. The report of the Independent Registered Public Accounting Firm with respect to management’s assessment of the effectiveness of internal controls over financial reporting is included on page F-4 of the annual report on Form 10-K.
     In the first and second quarter of 2006, management is taking the following steps necessary to remediate the referenced material weaknesses in the Form 10-K: (1) Warranty Reserves: We have improved the quality and documentation of the estimates supporting our warranty reserves; (2) Derivative Accounting: We have implemented effective contemporaneous review of our hedging activities and documentation to ensure compliance with FAS 133 and other relevant pronouncements; (3) Contract Accounting: We are in the process of implementing effective new processes and procedures for documentation and accounting for contract costs. We are upgrading our SAP system at MECAR to improve the accuracy and timeliness of the information and transactions that are processed in the system; (4) Inventory: We have implemented a new manufacturing and financial accounting ERP system across all U.S. subsidiaries that enables the Company to track its inventory on a real-time basis; (5) Information Technology (IT): We are in the process of improving the documentation of our IT General Controls. Additionally, we have made staffing changes and improved the quality, focus and timing of our 404 IT testing; and (6) we have restated the prior periods for the misclassification and are putting in place tighter controls to ensure consistency and transparency in the subsidiary reporting and consolidation process.
     BDO Seidman, LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment and the effectiveness of the Company’s internal controls over financial reporting in the Form 10-K. The scope of BDO Seidman’s audit of management’s assessment and the effectiveness of internal controls over financial reporting was limited as a result of management’s delay in the performance of and delivery to BDO Seidman of its completed assessment. Specifically, BDO Seidman was provided significant documentation related to management’s assessment subsequent to December 31, 2005 and, as a result, BDO Seidman was unable to obtain sufficient evidence that the controls were designed and operating effectively at December 31, 2005. As a result of this limitation in scope, BDO Seidman was unable to render an opinion on either management’s assessment or the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005. The disclaimer of opinion report of BDO Seidman appears in the form 10-K for the period ended December 31, 2005 under the caption “Report of Independent Registered Public Accounting Firm.”
2. Changes in internal controls
     Management assessed the effectiveness of the company’s internal control over financial reporting as of March 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of March 31, 2006, the Company’s internal controls are ineffective as described above. The Company has made changes to improve its controls and procedures as discussed above.

The Allied Defense Group, Inc.
March 31, 2006
PART II. OTHER INFORMATION
Item 6 Exhibits

Exhibit No.	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The Allied Defense Group, Inc.
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

/s/ Robert P. Dowski

Date: October 18, 2006	Robert P. Dowski
Chief Financial Officer and Treasurer