Form 10-Q
period 2006-06-30
ALLIED DEFENSE GROUP INC
filed 2006-10-30
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
Commission File Number: 1-11376

The Allied Defense Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-2281015
(State or other jurisdiction of	(I.R.S Employer Number)
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

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets June 30, 2006 and December 31, 2005	2

Condensed Consolidated Statements of Operations Three and six months ended June 30, 2006 and 2005	3

Condensed Consolidated Statements of Cash Flows Six months ended June 30, 2006 and 2005	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Market Risk Disclosure	37

Item 4. Disclosure Controls and Procedures	37

PART II. OTHER INFORMATION

Item 6. Exhibits	39

Signatures	40

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share data)

	June 30, 2006	December 31, 2005
		(a)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$19,027	$7,803
Restricted cash	9,401	7,428
Accounts receivable	23,740	18,547
Costs and accrued earnings on uncompleted contracts	26,583	35,178
Inventories	32,945	34,300
Deferred tax asset	2,735	2,696
Fair value of foreign exchange contracts	—	5
Prepaid and other current assets	7,003	8,339

Total current assets	121,434	114,296

PROPERTY, PLANT AND EQUIPMENT – net of accumulated depreciation	32,329	29,826

OTHER ASSETS
Intangibles, net of accumulated amortization	12,710	13,353
Goodwill	16,937	16,698
Deferred tax asset, non-current	6,132	5,672
Other assets	2,347	1,101

Total other assets	38,126	36,824

TOTAL ASSETS	$191,889	$180,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Bank overdraft facility	$11,438	$15,086
Current maturities of long-term debt	7,953	4,342
Accounts payable	23,402	31,004
Accrued liabilities	14,036	15,097
Customer deposits	20,278	9,956
Fair value of foreign exchange contracts	240	1,161
Income taxes	866	1,288

Total current liabilities	78,213	77,934

LONG-TERM OBLIGATIONS
Short-term debt, to be refinanced	—	13,539
Long-term debt, less current maturities and unamortized discount	34,747	7,820
Deferred compensation	186	160
Derivative instrument	1,649	—

Total long term liabilities	36,582	21,519

TOTAL LIABILITIES	114,795	99,453

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding 6,019,485 at June 30, 2006 and 5,982,008 at December 31, 2005	603	598
Additional paid-in capital	35,834	34,354
Retained earnings	25,722	34,466
Accumulated other comprehensive income	14,935	12,075

Total stockholders’ equity	77,094	81,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$191,889	$180,946

(a)     Condensed consolidated balance sheet as of December 31, 2005, has been derived from audited consolidated financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share data)

	Three months ended		Six months ended
	June 30,		June 30
	2006	2005	2006	2005
		RESTATED		RESTATED
Revenues	$31,296	$26,158	$67,464	$50,176

Cost and expenses
Cost of sales	24,844	18,254	52,253	38,171
Selling and administrative	9,389	8,511	18,856	16,020
Research and development	1,994	1,490	3,724	3,017

Operating loss	(4,931)	(2,097)	(7,369)	(7,032)

Other income (expense)
Interest income	170	218	294	407
Interest expense	(1,402)	(499)	(3,717)	(1,036)
Gains on fair value of Senior Convertible notes and warrants	447	—	1,014
Other-net	685	528	1,034	11

	(100)	247	(1,375)	(618)

Loss before income taxes and cumulative effect of change in application of accounting principle	(5,031)	(1,850)	(8,744)	(7,650)

Income tax expense (benefit)	2	(1,040)	—	(3,184)

Loss before cumulative effect of change in application of accounting principle	(5,033)	(810)	(8,744)	(4,466)

Cumulative effect of change in application of accounting principle	—	110	—	(5,467)

NET LOSS	$(5,033)	$(700)	$(8,744)	$(9,933)

Earnings (loss) per share:
Loss before cumulative effect of change in application of accounting principle – basic and diluted	$(0.83)	$(0.14)	$(1.45)	$(0.80)
Cumulative effect of change in application of accounting principle	—	0.02	—	(0.97)

Net loss – basic and diluted	$(0.83)	$(0.12)	$(1.45)	$(1.77)

Weighted average number of common shares:
Basic and diluted	6,037,280	5,655,369	6,029,251	5,616,751
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Six months ended June 30,
	2006	2005
		RESTATED
Cash flows from operating activities
Net loss	$(8,744)	$(9,933)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Cumulative effect of accounting change	—	5,467
Depreciation and amortization	3,487	3,103
Amortization of debt discount and debt issue costs	1,420	107
Unrealized (gain) losses on forward contracts	(964)	2,055
Loss on sale of fixed assets	(10)	—
Gain related to fair value of notes and warrants	(1,014)	—
Provision for estimated losses on contracts	292	161
Deferred taxes	175	(1,435)
Common stock and option awards	570	487
Deferred director stock awards	74	—
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Restricted cash	(1,577)	712
Accounts receivable	(4,544)	17,586
Costs and accrued earnings on uncompleted contracts	10,128	(14,186)
Inventories	3,065	6,596
Prepaid and other current assets	1,731	(2,054)
Accounts payable, accrued liabilities and customer deposits	(1,493)	(16,935)
Deferred compensation	27	33
Income taxes	(527)	(1,640)

Net cash provided by (used in) operating activities	2,096	(9,876)

Cash flows from investing activities
Capital expenditures	(2,547)	(3,798)
Acquisitions (final payment)	(173)	—

Net cash used in investing activities	(2,720)	(3,798)

Cash flows from financing activities
Principal payments on long-term borrowing	(14,015)	(4,152)
Debt issue costs	(1,908)	—
Repayment on capital lease obligations	(1,331)	—
Proceeds from issuance of long-term debt	30,010	711
Net increase (decrease) in short-term borrowings	2,700	(8)
(Decrease) increase in bank overdraft facility	(4,457)	335
Proceeds from employee stock purchases	66	46
Proceeds from option exercises	401	274

Net cash provided by (used in) financing activities	11,466	(2,794)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,842	(16,468)

Effects of exchange rate changes on cash	382	629

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,224	(15,839)

Cash and cash equivalents at beginning of period	7,803	27,940

Cash and cash equivalents at end of period	$19,027	$12,101

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$2,453	$497
Taxes	$712	$1,189

Supplemental Disclosures of Non-cash Investing and Financing activities
Warrants issued in conjunction with senior secured credit facility	$2,387	$—
Capital leases	$1,295	$1,270
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Allied Defense Group Inc. (“Allied” or the “Company”), a Delaware corporation, is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. These products and services are marketed to the ordnance, electronic security, environmental safety and software simulation markets.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2005 Form 10-K filed with the Securities and Exchange Commission, except for the adoption of FAS 123R, Stock-based Compensation, as disclosed in Note 11. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for a fair presentation for the periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.
It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K) for the period ending December 31, 2005.
Liquidity and Cash Flows
The Company incurred a net loss of $5,033 in the quarter ended June 30, 2006 and a net loss of $8,744 for the six months ended June 30, 2006. The net loss for the quarter ended June 30, 2005 was $700 and $9,933 for the six months ended June 30, 2005. The cash generated in operating activities in the six months ended June 30, 2006 was $2,096 as compared to $9,876 of cash used in the six months ended June 30, 2005. For the full year ended December 31, 2005, the Company used $22,229 of cash in operating activities. The Company had a June 30, 2006 balance of cash and cash equivalents of $19,027 and restricted cash of $9,401. The Company closed a $30,000 convertible debt facility in March 2006. Proceeds net of debt issue costs were approximately $28,000. $15,200 was used to retire existing debt – including the Patriot facility. The remaining $12,800 was available to be used in 2006 to fund working capital needs. As of September 30, 2006 the Company had $19,537 of cash and equivalents and $9,827 of restricted cash.
The Company expects to expend nearly all of the net proceeds from the convertible note financing before December 31, 2006 and will likely explore other sources of additional liquidity pending the anticipated return of substantial business from MECAR’s traditional customer base.
At the headquarters level, the Company believes that the professional costs related to the restatement incurred in the first half of 2006 will not be recurring in 2007. The Company has invested in a financial and manufacturing ERP system for all of its U.S. subsidiaries and enhanced its headquarters financial staff. These improvements should help the Company significantly reduce its compliance and audit costs starting in 2007. The Company has also invested in video conferencing facilities to link headquarters with all of the subsidiary locations, which should reduce travel costs from 2006 to 2007.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
The Company is evaluating a variety of options to increase its liquidity in the fourth quarter of 2006 and into early 2007:
•	The Company intends to have in place, and is in the process of negotiating, a domestic line of credit, or other facility, that will provide $4,000 to $5,000 of immediate liquidity with a provision to accordion up to $20,000 based on financial performance in subsequent periods. This will be contingent on successful registration of the March 2006 issue of convertible debentures and warrants. The company is currently preparing the filing to register these securities.

•	The Company is exploring possible asset backed financing from local banks in Marshall, TX. This will be contingent on successful registration of the March 2006 convertible debentures and warrants.

•	The Company is evaluating the disposition of certain non strategic assets.

•	The Company has the option of receiving dividends from excess cash from its VSK Group at year end.

•	The Company may further consolidate its California operations to continue to reduce operating expenses.
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
NOTE 2 — PRINCIPLES OF CONSOLIDATION
The unaudited condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries as follows:
•	ARC Europe, S.A. (“ARC Europe”), a Belgian company,

•	Allied Research Corporation Limited (“Limited”), an inactive United Kingdom company,

•	News/Sports Microwave Rental, Inc. (“NSM”), a California corporation,

•	Titan Dynamics Systems, Inc. (“Titan”), a Texas corporation,

•	SeaSpace Corporation (“SeaSpace”), a California corporation,

•	MECAR USA, Inc. (“MECAR USA”), a Delaware corporation,

•	Allied Technology, LLC (“Allied Technology”), a Maryland limited liability company, and

•	Global Microwave Systems, Inc (GMS), a California corporation.
ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (“MECAR”), Sedachim S.I. S.A., Hendrickx S.A., and The VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Télé Technique Générale S.A., Intelligent Data Capturing Systems (IDCS) N.V., VIGITEC S.A. and CMS Security Systems.
The Company operates in two primary operating segments, one other segment and corporate, which are outlined below:
Ammunition & Weapons Effects segment consists of MECAR, MECAR USA and Titan. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA, after becoming operational in the third quarter of 2005, is initially pursuing contracts from the U.S. government and others for ammunition and pyrotechnics devices. Titan designs, manufactures and sells battlefield effects simulators, pyrotechnics, and other training devices.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
Electronic Security segment consists of The VSK Group, News/Sports Microwave Rental, Inc. (NSM), and Global Microwave Systems (GMS). VSK Electronics N.V. manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. installs security systems; Intelligent Data Capturing Systems N.V. manufactures integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and CMS Security Systems manufactures access control systems. NSM designs, manufactures, distributes and services military, industrial and law enforcement security products and systems. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.
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
Accounting Change In 2005, MECAR changed its methodology of applying the percentage of completion method for the recognition of revenue. This change was made in an effort to better reflect the revenue recognized during the life of its sales contracts. Previously MECAR used total direct costs as the basis for recognizing revenue, but in 2005, the Company elected to use direct labor as the basis of recognition. The cumulative effect of this change, recorded January 1, 2005 reduced income by $5,293 net of a tax benefit of $2,726.
Restatements of Financial Results The results presented for the period ended June 30, 2005 have been restated from the original 10-Q filed for the applicable period. The restatement provided in this Form 10-Q corrects amounts previously reported in Allied’s 10-Q for the period ended June 30, 2005 for certain errors related to incorrect currency rates used to translate MECAR, S.A.’s U. S. Dollar denominated assets and liabilities into its functional currency; its failure to comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding hedge accounting for contracts entered in 2005; and for the grant of stock options to certain officers in 2002 for which the actual accounting measurement date was after the measurement dates used by the Company to record such awards. In addition, in 2005 the Company changed its methodology of applying the percentage of completion method for the recognition of revenue in an effort to better reflect the revenue recognized during the life of a sales contract and this change is reflected in the restated financial results for the three and six months ended June 30, 2005. The Restatement also corrected the classification of MECAR’s bank overdraft facility from an operating activity for cash flow purposes to a financing activity. In addition, the bank overdraft facility was reclassified from accounts payable to a designated line on the balance sheet. These matters are described in greater detail in the Company’s Form 10-K for the period ended December 31, 2005.
This restatement results in the following adjustments to the Unaudited Condensed Consolidated Financial Statements for the quarter ended June 30, 2005.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
Selected Consolidated Statements of Earnings Data:
Three months ended June 30, 2005

		Impact From
		Foreign		Impact of
		Currency	Impact from	Revenue
		Translation	Compensation	Recognition	As Previously
	RESTATED	(1)	Expense (2)	(3)	Reported in 10-Q
Revenues	$26,158	$(1,733)	$—	$6,790	$21,101
Cost of Sales	18,254	(1)	—	2,577	15,678
Operating Income (loss)	(2,097)	(1,731)	—	4,214	(4,580)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(1,850)	(1,317)	—	4,215	(4,748)
Income tax expense (benefit)	(1,040)	(583)	—	1,433	(1,890)
Cumulative effect of change in the application of accounting principle	110	—	—	110	—

Net earnings (loss)	$(700)	$(734)	$—	$2,892	$(2,858)

Earnings (loss) per share – Basic & Diluted:

Loss before cumulative effect of change in the application of accounting principle	$(0.14)	$(0.12)	$—	$0.49	$(0.51)

Cumulative effect of change in the application of accounting principle	$0.02	—	$—	$0.02	—

Net income (loss)	$(0.12)	$(0.12)	$—	$0.51	$(0.51)

Weighted Average number of common shares (4):
Basic	5,655,369				5,632,071
Diluted	5,655,369				5,632,071

(1)	Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.

(2)	Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in June 2002.

(3)	Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary.

(4)	Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
Six months ended June 30, 2005

		Impact From
		Foreign		Impact of
		Currency	Impact from	Revenue	As Previously
		Translation	Compensation	Recognition	Reported in
	RESTATED	(1)	Expense (2)	(3)	10-Q
Revenues	$50,176	$(978)	$—	$8,997	$42,157
Cost of Sales	38,171	(34)	—	7,529	30,676
Operating Income (loss)	(7,032)	(943)	(36)	1,468	(7,521)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(7,650)	(1,236)	(36)	1,470	(7,848)
Income tax expense (benefit)	(3,184)	(588)	(12)	499	(3,083)
Cumulative effect of change in the application of accounting principle	(5,467)	—	—	(5,467)	—

Net loss	$(9,933)	$(648)	$(24)	$(4,496)	$(4,765)

Earnings (loss) per share – Basic & Diluted:

Loss before cumulative effect of change in the application of accounting principle	$(0.80)	$(0.12)	$—	$0.17	$(0.85)

Cumulative effect of change in the application of accounting principle	$(0.97)	—	$—	$(0.97)	—

Net loss	$(1.77)	$(0.12)	$—	$(0.80)	$(0.85)

Weighted Average number of common shares (4):
Basic	5,616,751				5,620,774
Diluted	5,616,751				5,620,774

(1)	Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.

(2)	Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in June 2002.

(3)	Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary.

(4)	Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
Cash Flow Information.
The cash flow statement for the six months ended June 30, 2005 has been restated to reflect a reclassification of a bank overdraft facility from operating cash flows to financing cash flows.

			As previously
Six months ended June 30, 2005	RESTATED	ADJUSTMENT	reported in 10-Q
Cash flows from operations:
Accounts payable, accrued liabilities and customer deposits	$(16,935)	$(335)	$(16,600) *

Cash flows from financing:
Borrowings on bank overdraft facility	$335	$335	—

*	The “As previously reported in 10-Q” amount has been adjusted for the impact of foreign currency translation and other restatement adjustments of $5,459.
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
Fair value hedges
Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company uses foreign currency forward contracts to minimize the foreign currency exposures with debt, which are payable in U.S. Dollars rather than the Euro. At June 30, 2006, the VSK Group designated a forward contract as a fair value hedge with a notional amount of $200 and the fair value of the contracts was a liability of $8. The derivative was entered into on August 1, 2005 and expires July 20, 2007. There were no net gains or losses realized during the three months ended June 30, 2006 and June 30, 2005 from hedge ineffectiveness or from firm commitments that no longer qualify as fair value hedges.
Cash flow hedges
Cash flow hedges are hedges that offset the changes of expected future cash flows. The Company has not designated any hedging relationships as cash flow hedges.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
Derivatives not designated as hedges
The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers at its MECAR subsidiary. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. Dollars rather than the Euro, which is MECAR’s functional currency. The Company’s accounting for foreign currency exchange contracts entered into at MECAR prior to August 1, 2005 did not comply with the guidelines of FAS 133 for hedge accounting. As such, unrealized gains or (losses) from the derivative contracts are recognized as a component of revenues and amounted to $240 and ($607) for three months ended June 30, 2006 and June 30, 2005, respectively. Unrealized gains or (losses) from the derivative contracts amounted to $964 and ($2,055) for the six months ended June 30, 2006 and June 30, 2005, respectively.
Counterparty credit risk
The Company’s foreign exchange forward contracts expose the Company to credit risks to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.
NOTE 4 – ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Accounts receivable at June 30, 2006 and December 31, 2005 are comprised as follows:

	June 30, 2006	December 31, 2005
Direct and indirect receivables from foreign governments	$5,043	$1,777
Commercial and other receivables, less allowance for doubtful receivables of $290 in 2006 and $214 in 2005	18,697	16,770

	$23,740	$18,547

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
Costs and accrued earnings on uncompleted contracts totaled $26,583 and $35,178 at June 30, 2006 and December 31, 2005, respectively. The revenue recognized on contracts in progress for the three and six months ended June 30, 2006 were $21,497 and $48,609. The revenue recognized on contracts in progress for the three and six months ended June 30, 2005 were $17,860 and $33,534, respectively.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
NOTE 5 – INVENTORIES
Inventories at June 30, 2006 and December 31, 2005 are comprised as follows:

	June 30, 2006	December 31, 2005
Raw materials	$18,087	$14,942
Work in process	14,300	19,265
Finished goods	2,353	1,755

Gross inventory	34,740	35,962

Less reserves for obsolescence	(1,795)	(1,662)

Net inventory	$32,945	$34,300

NOTE 6 – GOODWILL
The Company had goodwill of $16,937 and $16,698 at June 30, 2006 and December 31, 2005, respectively. The goodwill at June 30, 2006 is comprised of $14,155 related to the ES Segment, $1,395 related to the AWE Segment and $1,387 related to Other. The change in goodwill during the six month period ended June 30, 2006 was due to the currency translation adjustment.
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
NOTE 7 – BANK OVERDRAFT CREDIT FACILITY
MECAR is obligated under an agreement (the Agreement), modified in March 2006, with its foreign banking syndicate that provides credit facilities of up to approximately 43,000 Euros (approximately $51,000) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for tax prepayments and working capital. The Agreement requires that MECAR maintains certain net worth and working capital covenants. As of June 30, 2006 and December 31, 2005, MECAR was not in compliance with the facility covenants. The Company is in the process of renegotiating the terms and covenants of the Agreement. The banks continue to lend cash and extend guarantees while the renegotiation is taking place. New terms are expected to be in place by December, 2006. The portion of this credit facility that was extended for bank overdrafts was $11,438 and $15,086 at June 30, 2006 and December 31, 2005, respectively.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
NOTE 8 — LONG-TERM DEBT
Long-term obligations as of June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005
Fair value of Senior subordinated convertible notes	$27,337	$—
Short-term debt expected to be refinanced, less unamortized discount	—	13,539
Note related to GMS acquisition, less unamortized discount	6,329	6,173
Mortgage loan agreements	172	193
Loan for CMS Security Systems acquisition	200	200
Other notes payable	4,440	618
Capital leases and other	4,422	4,978

Total long-term debt	42,700	25,701
Less current maturities	(7,953)	(4,342)

Long-term debt, less current maturities and unamortized discount, including short-term debt to be refinanced	$34,747	$21,359

Senior subordinated convertible notes. On March 9, 2006, the Company entered into a Securities Purchase Agreement with several purchasers for the private placement of senior subordinated convertible notes (the “Notes”) in the principal amount of $30,000 and related warrants to purchase common stock of the Company (the “Transactions”). In connection with the Transactions, the Company entered into a Registration Rights Agreement with the purchasers to file a registration statement to cover the resale of the common stock related to the Notes and warrants. In connection with the Transactions, the Company paid debt issue costs of $1,908 in cash and issued warrants with a fair value of $374 on the date of issue. These debt issue costs are being amortized over the term of the Notes and warrants. The Company recorded $114 and $152 of interest expense related to the amortization of debt issue costs for the three months and six months ended June 30, 2006, respectively. At June 30, 2006 the debt issue costs had an unamortized balance of $2,130.
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
The Company determined that the Notes are hybrid instruments and the warrants are derivatives that should be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The Notes were deemed to have embedded derivatives within the terms of the agreement and such derivatives were bifurcated from the Notes. In March, 2006, the Company adopted SFAS 155, “Accounting for Certain Hybrid Instruments”, which allows the Company to make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value after having identified all embedded derivative features contained in a hybrid instrument. The Company identified and documented the embedded derivative features, and then irrevocably elected to measure and carry the notes at fair value. At March 9, 2006, the date of issue, the Company determined the fair value of the Notes and warrants issued in the transaction had fair values of $29,120 and $2,013, respectively. A loss at the date of issuance of $1,133 was recorded. At June 30, 2006, the Company determined the fair value of the Notes and warrants was $27,337 and $1,649, respectively and a cumulative gain of $2,147 was recorded from the inception date, March 9, 2006. For the three months and six months ended June 30, 2006, the net gain related to the fair value of Notes and warrants was $447 and $1,014, respectively.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
The Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The warrants did not meet the requirement for equity classification in accordance with SFAS 133, “Accounting for Derivatives and Hedging Activities”, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as a derivative instrument and are recorded and carried at the fair value of the instrument.
Notes payable. On May 28, 2004 the Company obtained a senior loan facility from an accredited lender under which the Company could borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. An additional draw of $12,000 was made against this facility in November 2005, which was used for the acquisition of GMS. All loans under the facility bare interest at the rate of 11.5% per year payable quarterly. Principal was payable in sixty equal monthly payments that commenced in late December 2005. The Company paid a fee on the unused portion of the facility. Warrants exercisable at $0.01 per share to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. In November 2005, warrants exercisable at $0.01 per share to purchase 24,000 shares were issued pursuant to the senior loan facility and were valued at $487. All warrants issued in conjunction with this facility have an expiration date of May 28, 2012. The facility was secured by first priority security interest, subject only to permitted liens, in substantially all of the Company’s domestic tangible and intangible assets. The Company also incurred $860 of closing costs related to this note payable. The note draw down period extended to November 28, 2005 and the five year amortization period began at that time. The final payment on the note was scheduled for October 2010. At December 31, 2005, the Company was not compliant with the covenants of this facility. The facility was paid in full and refinanced in March 2006. This note has been classified, in accordance with SFAS No. 6, “Classification of Short Term Obligations Expected to be Refinanced” as long term debt as of December 31, 2005.
Loan for Global Microwave Systems acquisition. On November 1, 2005, the Company entered into a $6,700 loan to fund the acquisition of GMS. The note was taken back by the seller. There are no significant covenants. The loan is payable in equal annual installments over three years bearing interest at the rate of 7.5% per year payable quarterly. The unamortized discount on the note was $371 and $527 at June 30, 2006 and December 31, 2005, respectively.
Mortgage Loan Agreements. The Company is obligated on several mortgages on the VSK Group’s buildings which have a total balance due of $172 and $193 at June 30, 2006 and December 31, 2005, respectively. The notes are secured by the asset that has been financed. There are no significant covenants. The mortgages mature at various dates through 2009, plus interest at rates ranging from 3.9% to 4.5% per year.
Loan for CMS Security Systems acquisition. The VSK Group entered into a $300 loan to fund the acquisition of CMS Security Systems. The loan is payable in equal installments on August 1, 2005, 2006, and 2007. At June 30, 2006 and December 31, 2005, $200 was owed on this loan.
Other notes payable. At June 30, 2006 and December 31, 2005, MECAR borrowed $4,165 and $592, respectively, related to a carve out of the overdraft facility with one of the banks in their banking facility. In addition, SeaSpace has a note for the purchase of intellectual property with a balance of $250 at June 30, 2006 and December 31, 2005. At December 31, 2005, this balance was included in the Capital Lease and other category. SeaSpace will commence payment when the intellectual property documentation process is complete. This is expected to occur in the first quarter of 2007. Also, NSM had a note for machinery and vehicles of $25 and $26 at June 30, 2006 and December 31, 2005, respectively.
Capital lease and other. The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2011.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
NOTE 9 — LOSS PER SHARE
Basic loss per share excludes potential common shares and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted loss per share for the three and six months ended June 30, 2006 and 2005, respectively:

	Three months ended		Six months ended
	June 30,		June 30,
		Restated		Restated
	2006	2005	2006	2005
Net loss before Cumulative Effect of Change in Accounting Principle	$(5,033)	$(810)	$(8,744)	$(4,466)
Cumulative Effect of Change in Accounting Principle	—	110	—	(5,467)

Net Loss	$(5,033)	$(700)	$(8,744)	$(9,933)

Weighted average number of basic shares	6,037,280	5,655,369	6,029,251	5,616,751
Senior Subordinated Convertible Notes	—	—	—	—
Warrants	—	—	—	—
Stock Options	—	—	—	—
Common stock equivalents	—	—	—	—

Weighted average number of diluted shares	6,037,280	5,655,369	6,029,251	5,616,751

Basic & Diluted loss per share before Cumulative Effect of Change in Accounting Principle	$(0.83)	$(0.14)	$(1.45)	$(0.80)
Cumulative Effect of Change in Accounting Principle	—	.02	—	(.97)

Net loss per share	$(0.83)	$(0.12)	$(1.45)	$(1.77)

At June 30, 2006 the Company has excluded convertible debentures, stock options and warrants of 1,133,787, 116,863 and 314,624, respectively, since their effect would be anti-dilutive. At June 30, 2005 stock options and warrants of 159,221 and 32,672, respectively, have been excluded from the calculation of diluted shares since their impact would be anti-dilutive.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
NOTE 10 — COMPREHENSIVE LOSS
A summary of the components of Comprehensive Loss for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended		Six months ended
	June 30,		June 30
	2006	2005	2006	2005
		Restated		Restated
Net loss	$(5,033)	$(700)	$(8,744)	$(9,933)
Currency Translation Adjustment	1,844	(5,450)	2,860	(10,614)

Comprehensive loss	$(3,189)	$(6,150)	$(5,884)	$(20,547)

The currency translation adjustment for the three and six months ended June 30, 2006 and 2005 resulted from the change in the Euro during the respective periods.
NOTE 11 – SHARE- BASED COMPENSATION
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
The Company previously accounted for its share-based compensation using the intrinsic value method as defined in APB 25, “Accounting for Stock Issued to Employees”. Prior to January 1, 2006, share-based employee compensation cost reflected in the net earnings of the Company reflected the intrinsic value of the options on the measurement date recognized over the vesting period. Share-based compensation, under APB 25 was $0 and $36 for the three and six months ended June 30, 2005.
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
Allied’s principal Equity Incentive Plan (the Plan) , which was approved by the Board of Directors and shareholders in 2001 authorizes the Compensation Committee of the Board of Directors to grant up to one million stock options , stock appreciation rights, restricted (non-vested) stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. The options for common shares generally are exercisable over a five to ten year period and expire up to ten years from the date of grant and are valued at the closing market price on the date of grant. Restricted shares generally vest over periods of one to five years from the date of award and are also valued at the closing market price on the date of grant.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
Total share-based compensation was $278 and $570 for the three months and six months ended June 30, 2006, respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
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
As of June 30, 2006, the total compensation cost related to unvested stock-based awards that had not been recognized was approximately $1,243. This cost will be amortized on a straight-line basis over a weighted average period of approximately 37 months.
As a result of the adoption of SFAS 123R effective January 1, 2006, the Company’s net loss for the three months and six months ended June 30, 2006, was approximately $278 and $570 higher, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted loss per share would have been ($0.79) and ($1.36) for the three months and six months ended June 30, 2006, respectively, if the company had not adopted SFAS 123R, as compared to the reported basic and diluted loss per share of ($0.83) and ($1.45).
The following table presents the effect on net income and earnings (loss) per share for the three months ended June 30, 2005, as if the fair-value based method had been applied for all outstanding and unvested awards for period before the Company adopted SFAS 123R:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
(Dollars in thousands, except per share amounts)	Restated	Restated
Reported net loss	$(700)	$(9,933)
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(85)	(157)

Pro forma net loss	$(785)	$(10,090)

Basic and diluted loss per share:
Reported loss per share	$(0.12)	$(1.77)
Compensation costs, net of tax	(0.02)	(0.03)

Pro forma basic loss per share	$(0.14)	$(1.80)

During the six months ended June 30, 2006, the Company granted no options but did grant 7,300 nonvested shares of its common stock. During the six months ended June 30, 2005, the Company granted options to purchase 40,000 shares of its common stock and 19,046 nonvested shares of common stock. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the dates of grant during the six months ended June 30, 2005 were $7.68. The weighted average assumptions used in the model for the three months and six months ended June 30, 2005 were as follows:

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Risk free interest rate	3.63%	3.63%
Expected volatility rate	47.00%	33.90%
Expected lives – years	4	4
Dividend yield	—	—
The risk free interest rate is equal to the three-year U.S. Treasury Bill rate for the auction closest to period end. The expected volatility is calculated from the Company’s weekly closing stock price starting with the period end date and going back three years. The expected lives in years is the vesting period for most of the stock option grants in the period with vesting periods based on the assumption and on general Company experience that the options will be exercised upon vesting.
The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.
Information pertaining to option activity for the three months ended June 30, 2006 is as follows (aggregate intrinsic value in thousands):

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Options	Price	(in years)	Intrinsic Value*
Outstanding-beginning of year	507,667	$16.94
Granted	—	—
Exercised	36,167	11.87
Forfeited	—	—

Outstanding at June 30, 2006	471,500	$17.33	3.99	$2,196

Exercisable at June 30, 2006	363,500	$16.40	4.08	$2,165

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $21.99 at June 30, 2006.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
The following table summarizes options outstanding at June 30, 2006:

			Weighted Average	Exercisable
Number	Range of	Weighted Average	Remaining	Number of	Weighted Average
Outstanding	Exercise Prices	Exercise Prices	Contractual Term	Options	Exercise Prices
100,000	$7.88 to $8.63	$8.63	4.51 Years	100,000	$8.63
40,000	$9.01 to $14.90	$14.90	1.84 Years	32,000	$14.90
331,500	$16.40 to $25.00	$20.25	4.09 Years	231,500	$20.25

471,500	$7.88 to $25.00	$17.33	—	363,500	—

The following table summarizes restricted stock (nonvested) shares outstanding as of June 30, 2006

		Weighted- Average Grant
Restricted Stock	Shares	Date Fair Value
Restricted at January 1, 2006	51,793	$22.99
Granted	7,300	$21.85
Vested	(6,747)	$22.49
Forfeited	(2,464)	$22.33

Restricted shares at June 30, 2006	49,882	$24.02

As of June 30, 2006, there was approximately $677 of total unrecognized compensation cost related to restricted share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.8 years.
The intrinsic value of stock options exercised for the six months ended June 30, 2006 was $365. Cash received for the exercise of these options was $429 with a tax benefit of $28. The intrinsic value of stock options exercised for the six months ended June 30, 2005 was $513. Cash received for the exercise of these options was $274 and no tax benefit was recognized.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006
(Thousands of Dollars)
NOTE 12 — INDUSTRY SEGMENTS

	Three months ended		Six months ended
	June 30,		June 30
	2006	2005	2006	2005
		Restated		Restated
Revenues from external customers
Ammunitions & weapons effects	$18,402	$15,205	$41,887	$27,376
Electronic security	11,658	9,844	22,878	20,172
Other	1,236	1,109	2,699	2,628

	$31,296	$26,158	$67,464	$50,176

Segment (loss) before provision for income taxes and cumulative effect of change in accounting principle:
Ammunitions & weapons effects	$(3,043)	$(847)	$(4,363)	$(6,299)
Electronic security	(528)	(50)	(232)	613
Other	(312)	(671)	(998)	(1,183)
Corporate	(1,148)	(282)	(3,151)	(781)

	$(5,031)	$(1,850)	$(8,744)	$(7,650)

NOTE 13 – PROVISION FOR TAXES
As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2006 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months and six months ended June 30, 2006 and 2005. For both periods ending June 30, 2006, the Company’s consolidated annualized effective tax benefit rate was 0%. For the three month and six month periods ending June 30, 2005, the Company’s consolidated annualized effective tax rate was 56% and 42%, respectively.
The decrease in the annualized effective tax rate for the six months ended June 30, 2006 from the six months ended June 30, 2005 was due primarily to management’s decision not to record a tax benefit on the U.S. net operating losses. The Company has maintained a full valuation allowance on its U.S. net deferred assets.
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
June 30, 2006
(Thousands of Dollars)
NOTE 14 – COMMITMENTS AND CONTINGENCIES
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
Overview
Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. Allied operates in two (2) primary and one other segment:
•	Ammunition & Weapons Effects segment consists of MECAR, located in Belgium, MECAR USA, located in Marshall, TX, and Titan Dynamics, located in Marshall, TX. MECAR develops and produces medium caliber, tank, mortar and other ammunition. MECAR USA became operational in late 2005 and is pursuing contracts from U.S. and foreign governments for ammunition and pyrotechnics devices with a focus on the 105MM market. Titan designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices.
•	Electronic Security segment consists of the VSK Group, located in Belgium and California, and NSM and GMS both located in or near San Diego, California. The VSK Group consists of VSK Electronics N.V., which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A., which installs security systems; Intelligent Data Capturing Systems N.V., which manufacturers integrated video systems; VIGITEC S.A., which installs networked video surveillance systems; and CMS Security Systems which manufactures access control systems. NSM designs, manufactures, installs and services surveillance products and integrated systems for the law enforcement community, agencies of the Department of Homeland Security and the Department of Defense. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.
•	Other segment consists of the formerly named Environmental Safety & Security segment and provides products in the area of environmental monitoring and consists solely of SeaSpace. SeaSpace designs, manufactures, distributes and services weather and environmental satellite ground reception systems and manufactures and markets a line of antenna systems.
Allied, the parent company, provides management and business development services to its subsidiaries and has no operating activities.
Allied had a net loss of $5,033 and $8,744 for the three and six months ended June 30, 2006, respectively, compared to a net loss of $700 and $9,933 for the comparable periods of 2005. The net loss before the cumulative effect of change in the application of accounting principle was $810 and $4,466 for the three and six months ended June 30, 2005, respectively as compared to losses of $5,033 and $8,744 for the three and six months ended June 30, 2006, respectively. The Company has a backlog of $61,239 at June 2006, which represents a 35% decrease from the June 2005 backlog of $94,490.
The Company had an operating loss of $8,744 in the six months ended June 30, 2006 as compared to $9,933 in the prior period. The Company’s main focus is to return to profitability. The Company is concentrating on growing backlog and revenue and on reducing costs and investing in capital outlays only when prudent. Two expanded, headquarters based, business development groups have been in place since the end of the first quarter focused on both the AWE and ES segments. In the fourth quarter of 2005, the Company completed its expansion in Marshall, Texas and now has the ability to load, assemble and pack (LAP) ammunition in Texas which will allow the AWE segment to compete in the U.S. ammunition marketplace. From an operational point of view, the Company has undergone a consolidation at the Marshall, Texas operations and at its California subsidiaries. The Company will

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
now look to reduce costs at its Belgian operations. The Company is also looking to expand its available capital in order to meet its strategic initiatives as more fully discussed in this Form 10-Q under the heading, Liquidity and Cash Flows.
Results of Operations for the Three Months Ended June 30, 2006 and 2005
The table below shows, for the three months ended June 30, 2006 and 2005, certain items from Allied’s condensed consolidated statements of operations expressed as a percentage of revenue:

	Three months ended June 30
	2006	2005
		Restated
Revenue	100.0%	100.0%
Cost and expenses
Cost of sales	79.4	69.8
Selling and administrative	30.0	32.5
Research and development	6.4	5.7

Operating loss	(15.8)	(8.0)

Other income (expense)
Interest income	0.5	0.8
Interest expense	(4.5)	(1.9)
Gain (loss) from fair value of notes and warrants	1.4	—
Other – net	2.1	2.0

Loss before income taxes	(16.3)	(7.1)

Income tax expense (benefit)	—	(4.0)

Net loss before cumulative effect of change in accounting principle	(16.3)	(3.1)
Cumulative effect of change in accounting principle	—	.4

Net Loss	(16.3)%	(2.7)%

Revenue. Allied had revenue of $31,296 in the three months ended June 30, 2006, which was 20% more than its revenue in the same period of 2005.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	June 30, 2006		June 30, 2005
		Percentage		Percentage
	Amount	of total	Amount	of total
			Restated
Ammunition & Weapons Effects	$18,402	59%	$15,205	58%
Electronic Security	11,658	37%	9,844	38%
Other	1,236	4%	1,109	4%

	$31,296	100%	$26,158	100%

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
Ammunition & Weapons Effects (“AWE”) Segment revenue for the second quarter of 2006 increased $3,197 (21%) from the prior period due to higher revenues at MECAR. The increase was driven by a significant contract that commenced in late 2005 to one of MECAR’s largest customers. In 2005, there was very low contract activity and most activity involved the completion of contracts. The revenues for the Marshall, TX operations were up slightly year to year based on an initial ramp up in activity at that facility. Within the AWE segment, MECAR represented 97% or $17,776 of the revenue and the Marshall facility represents 3% or $626 of the revenue. Based on a constant 2005 currency exchange rate for the quarter, the increase in the second quarter of 2006 would have been $3,402 or 23% as compared to 2005 revenues for the AWE segment.
Revenues for the Electronic Security (“ES”) Segment increased $1,814 (18%) from prior year levels. This increase resulted from the November 2005 acquisition of GMS offset by slightly lower revenues of the Euro-based operations in the VSK Group. VSK represented 66% or $7,653 of the revenue as compared to 34% or $4,005 for the U.S.-based operations of GMS and NSM. The slight decrease in revenues at VSK resulted from lower export sales. Based on a constant 2005 currency exchange rate, VSK revenues would have had an increase of $106 or 1% from 2005 levels.
Cost of Sales. Cost of sales as a percentage of sales for the three months ended June 30, 2006 was 79% compared with 70% for the same period in 2005.
Cost of Sales as Percentage of Sales by Segment

	Three months ended
	June 30
	2006	2005
		Restated
Ammunition & Weapons Effects (AWE)	96%	82%
Electronic Security (ES)	55%	53%
Other	62%	48%

Total	79%	70%
Cost of Sales for the AWE Segment was $17,698 (96%) of revenues in 2006 as compared to $12,467 (82%) of revenues in 2005. The increased cost of sales in the three months ended June 30, 2006 resulted from higher contract fees and somewhat higher overhead absorption associated with the contract mix in the current period. Gross profit for the AWE segment was $704 (4%) of revenues in 2006 and $2,737 (18%) of revenues in the prior period. In constant U.S. Dollars, based on 2005 currency exchange rates, the gross profit for MECAR decreased $2,330 in the second quarter as compared to the prior year. The decrease in gross profit based on current exchange rates was $2,279.
Cost of Sales for the ES segment was $6,374 (55%) of revenues in 2006 as compared to $5,254 (53%) of revenues in 2005. Gross profit for the ES segment was 45% of revenues in 2006 as compared to 47% in 2005. The reduction in margins in the second quarter of 2006 as compared to 2005 is a result of lower margins at NSM offset by a full quarter of margins from GMS (acquired in November, 2005). NSM margins were reduced in the current period as a result of increased overhead costs allocated to production and increased material costs.
The Other segment had cost of sales of $772 (62%) of revenues in 2006 as compared to $532 (48%) of revenues in 2005. Gross profit for the Other segment was 38% of revenues in 2006 as compared to 52% in 2005.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
Selling and Administrative Expenses. Selling and Administrative expenses for the quarter ended June 30, 2006 increased $878 over the prior period. As a percentage of revenues, the current period’s Selling and Administrative expenses were down to 29% as compared to 32% in the prior year. The increase in spending is attributed to $773 increase in Corporate expenses, a $373 increase in the AWE segment, a $40 increase in the ES segment offset by a decrease of $308 in Other.
The increase of $773 at the Corporate level resulted from the adoption of FAS 123R effective January 1, 2006 which resulted in a $278 non-cash charge related to increased compensation expense for stock option and restricted stock grants to employees, increased legal and professional fees of $ 262, increased costs associated with the new business development group of $150 and higher travel costs in 2006 and compliance costs.
The increase of $373 in the AWE segment resulted from the ramp-up of facility operations in Marshall, Texas. Overall, staffing at Marshall increased from 13 in 2005 to 49 employees.
The slight increase of $40 in the ES segment expense resulted from a quarter of expenses at GMS, partially offset by 44% reduction in costs at NSM. The selling and administrative expenses at NSM were $810 lower than the second quarter of 2005 as a result of reduced spending and consolidation of administrative functions with GMS. VSK’s selling and administrative expenses for the three months ended June 30, 2006 were consistent with the prior period. In addition, depreciation expense increased $246 from the prior period mainly related to the acquisition of GMS.
Research and Development. Research and development costs increased 34% for the three months ended June 30, 2006 from 2005 levels to $1,994 or 6% of revenues. The Company plans to stabilize its rate of investment in research and product development expenditures for the balance of 2006 and early 2007.
Gain on fair value of Senior Subordinated Convertible Notes and warrants. On March 9, 2006, the date of issuance, the Company recorded a loss from the issuance of senior subordinated convertible notes and warrants of $1,133. For the three months ended March 31, 2006, a gain of $1700 was recorded. Subsequently, as of June 30, 2006 the Company recorded an additional gain of $447 related to the calculated fair values of the Notes and warrants as of that date. See Note 8 for a description of this transaction.
Other Income. Other income increased $157 from the prior year as a result of the change in the foreign currency transactions at MECAR and the VSK Group, offset by bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor.
Interest Income. Interest income for the three months ended June 30, 2006 decreased by $48 from 2005 levels. The decrease resulted primarily from interest on the balances of cash at the business units.
Interest Expense. Interest expense for the three months ended June 30, 2006 was $1,402 as compared to expense of $499 in the prior period. This increase is partially due to the interest on the $30.0 million senior subordinated convertible notes issued in March 2006. In addition, in November 2005, the Company signed a note in conjunction with the acquisition of GMS with the seller for $6,700 face value. See Notes 7 and 8 of the financial statements for a description of the Company’s debt obligations.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
Pre-Tax Loss
Pre-Tax Income (Loss) by Segment Before
the Cumulative Effect of Accounting Change

	Three months ended
	June 30,
	2006	2005
		Restated
Ammunition & Weapons Effects	$(3,043)	$(847)
Electronic Security	(528)	(50)
Other	(312)	(671)
Corporate	(1,148)	(282)

	$(5,031)	$(1,850)

Ammunitions & Weapons Effects incurred a pre-tax loss of $3,043 for the three months ended June 30, 2006, versus a pre-tax loss of $847 for the comparable period in 2005. The increase in loss resulted from an increase in the pre-tax loss at MECAR of $1,367 as compared to the prior period and increased loss at the Marshall, Texas operations of $829 as compared to the prior period. The increase in the loss at MECAR resulted from higher cost of sales in the current period. The increase in the loss at the Marshall, Texas was due to the ramp up of operations at that facility.
Electronic Security Segment incurred a pre-tax loss for the three months ended June 30, 2006 of $528 as compared to a pre-tax loss of $50 in the comparable period in 2005. The California operations of the ES segment, both GMS and NSM, had pre-tax losses for the quarter ended June 30, 2006. VSK was profitable for the period although pre-tax profit was $501 (49%) lower than the prior period. At GMS, the sales levels and relatively higher margins could not compensate for the operating expense level and increased depreciation expense that resulted from the acquisition of GMS in November 2005. The loss at NSM resulted from lower gross profit in the current period despite a reduction in selling and administrative expenses.
The Other segment had a pre-tax loss of $312 as compared to a loss of $671 in the prior period. This reduction in loss was due to lower operating costs as a result of cost cutting programs in the current period.
Corporate segment pre-tax loss for the three months ended June 30, 2006 was $1,148 compared to a loss of $282 in 2005 primarily as a result of higher selling and administrative expenses in addition to higher interest expense offset by the gain recorded for the change in the fair value of the notes and warrants issued in March 2006.
Income Taxes. The effective income tax rate for the three months ended June 30, 2006 was effectively zero compared to a benefit of 56% in the same period of 2005. The benefit recorded in the prior period resulted from the income producing ES operating units.
Net Loss. The Company incurred a $5,033 net loss for the three months ended June 30, 2006 compared with $700 net loss in the same period of 2005. The loss in 2005 includes a nonrecurring adjustment to the charge for the Cumulative Effect of Change in Accounting Principle of $110 that represents the change in the currency rate from the initial adjustment date of January 1, 2005. Without that nonrecurring charge the net loss for the three months ended June 30, 2005 was $810. Lower gross profit and higher interest expense in 2006 accounted for approximately $3,730 of the increased loss in 2006.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
Results of Operations for the Six Months Ended June 30, 2006 and 2005
The table below shows, for the six months ended June 30, 2006 and 2005, certain items from Allied’s condensed consolidated statements of operations expressed as a percentage of revenue:

	Six months ended June 30
	2006	2005
		Restated
Revenue	100.0%	100.0%
Cost and expenses
Cost of sales	77.5	76.1
Selling and administrative	27.9	31.9
Research and development	5.5	6.0

Operating loss	(10.9)	(14.0)

Other income (expense)
Interest income	0.4	0.8
Interest expense	(5.5)	(2.0)
Gain (loss) from fair value of notes and warrants	1.5	—
Other – net	1.5	—

Loss before income taxes	(13.0)	(15.2)

Income tax expense (benefit)	—	(6.4)

Net loss before cumulative effect of change in accounting principle	(13.0)	(8.8)
Cumulative effect of change in accounting principle	—	(10.9)

Net Loss	(13.0)%	(19.7)%

Revenue. Allied had revenue of $67,464 in the six months ended June 30, 2006, which was 35% more than its revenue in the same period of 2005.

	Revenue by Segment
	Six Months Ended		Six Months Ended
	June 30, 2006		June 30, 2005
		Percentage		Percentage
	Amount	of total	Amount	of total
			Restated
Ammunition & Weapons Effects	$41,887	62%	$27,376	55%
Electronic Security	22,878	34%	20,172	40%
Other	2,699	4%	2,628	5%

	$67,464	100%	$50,176	100%

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
Ammunition & Weapons Effects (“AWE”) Segment revenue for the six months ended June 30, 2006 increased $14,511 (53%) from the prior period due to higher revenues at MECAR. The increase was driven by a significant contract that commenced in late 2005 to one of MECAR’s largest customers. In 2005, there was very low contract activity and most activity involved completion of contracts from earlier periods. The revenues for the Marshall, TX operations were up slightly year to year based on an initial ramp up in activity at that facility. Within the AWE segment, MECAR represented 98% or $40,895 of the revenue and the Marshall facility represents 2% or $992 of the revenue. Using a constant 2005 currency exchange rate for the six months, the revenue increase in the six months ended June 30, 2006 would have been an additional $1,886 or 7% as compared to 2005 revenues for the AWE segment.
Revenues for the Electronic Security (“ES”) Segment increased $2,706 (13%) from prior year levels. This increase resulted from the November 2005 acquisition of GMS offset by lower revenues at the VSK Group. VSK represented 63% or $14,343 of the revenue as compared to 37% or $8,535 for the U.S.-based operations of GMS and NSM. The decrease in revenues at VSK resulted from lower sales with the European distribution network and export sales. Based on a constant 2005 currency exchange rate, VSK revenues would have had a decrease of $804 or 5% from 2005 levels, as compared to an actual decrease of $1,465 or 9%.
Cost of Sales. Cost of sales as a percentage of sales for the six months ended June 30, 2006 was 78% compared with 76% for the same period in 2005.
Cost of Sales as Percentage of Sales by Segment

	Six months ended
	June 30
	2006	2005
		Restated
Ammunition & Weapons Effects (AWE)	92%	94%
Electronic Security (ES)	53%	55%
Other	65%	53%

Total	78%	76%
Cost of Sales for the AWE Segment was $38,357 (92%) of revenues in 2006 as compared to $25,770 (94%) of revenues in 2005. The increased cost of sales in the six months ended June 30, 2006 resulted from the increased revenue volume in the current period. Gross profit for the AWE segment was $3,530 (8%) of revenues in 2006 and $1,606 (6%) of revenues in the prior period. In constant U.S. Dollars, based on 2005 currency exchange rates, the gross profit for MECAR would have been $1,868 in the six months ended June 30, 2006 as compared to the $1,727 recorded by the Company.
Cost of Sales for the ES segment was $12,146 (53%) of revenues in 2006 as compared to $11,040 (55%) of revenues in 2005. Gross profit for the ES segment was 47% of revenues in 2006 as compared to 45% in 2005. The improvement in margin in the six months of 2006 as compared to 2005 resulted from the addition of GMS in 2006. GMS was acquired by the Company in November 2005 and generally has higher margin product than VSK and NSM. VSK and NSM had lower profit margins in 2006. The reduction at VSK stemmed from lower export sales mix in the current period while the reduction at NSM resulted from increased material and overhead costs.
The Other segment had cost of sales of $1,751 (65%) of revenues in 2006 as compared to $1,394 (53%) of revenues in 2005. Gross profit for the Other segment was 35% of revenues in 2006 as compared to 47% in 2005.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
Selling and Administrative Expenses. Selling and Administrative expenses for the six months ended June 30, 2006 increased $2,836 over the prior period. As a percentage of revenues, the current period’s Selling and Administrative expenses were down to 28% as compared to 32% in the prior year. The increase in spending is attributed to $1,626 increase in Corporate expenses, a $972 increase in the AWE segment, a $468 increase in the ES segment offset by a decrease of $230 in Other.
The increase of $1,626 at the Corporate level resulted from the adoption of FAS 123R effective January 1, 2006 which resulted in a $570 non-cash charge related to increased compensation expense for stock option and restricted stock grants to employees, increased costs associated with the new business development group of $348, increased legal and professional fees of $342, the start up costs of associated with the new consolidated benefits plan of $122 and higher travel and compliance costs in 2006.
The increase of $972 in the AWE segment resulted from the ramp-up of facility operations in Marshall, Texas. In late 2005, the Company expanded the manufacturing capabilities at Texas to include ammunition products. At that time, a full administrative function was added to that facility to manage the expanded operations.
The increase of $468 in the ES segment selling and administrative expense resulted from the addition of GMS in the consolidated ES results. GMS was purchased in November 2005 and selling and administrative expenses for the six months, including increased amortization associated with the acquisition, were $1,627. Selling and administrative expenses at NSM somewhat offset the increase from GMS as expenses were $1,152 lower than the prior period as a result of reduced spending.
Research and Development. Research and development costs increased 23% for the six months ended June 30, 2006 from 2005 levels to $3,724 or 5% of revenues. The Company plans to stabilize its rate of investment in research and product development expenditures for the balance of 2006 and early 2007.
Gain on fair value of Senior Subordinated Convertible Notes and warrants. On March 9, 2006, the date of issuance, the Company recorded a loss from the issuance of senior subordinated convertible notes and warrants of $1,133. For the six months ended June 30, 2006, a cumulative gain of $2,147 was recorded. The gain related to the calculated fair values of the Notes and warrants as of June 30, 2006 as compared to the fair value at issuance. See Note 8 for a description of this transaction.
Other Income. Other income increased $1,023 from the prior year as a result of the change in the foreign currency transactions at MECAR and the VSK Group, offset by bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor.
Interest Income. Interest income for the six months ended June 30, 2006 decreased by $113 from 2005 levels. The decrease resulted primarily from interest on the balances of cash at the business units.
Interest Expense. Interest expense for the six months ended June 30, 2006 was $3,717 as compared to 2005 expense of $1,036 in the prior period. This increase is due to the interest related to the $12.0 million draw on the Company’s Patriot/Wilton Senior Notes and a note signed with the previous owner of GMS for $6.7 million, both of which were used to finance the November 2005 acquisition of GMS. In addition in March 2006, the Company refinanced the Patriot/Wilton Senior Notes and $1,037 of amortization expense related to the write off of debt issue costs and discount

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
on the Patriot facility were expensed in the current period. The Patriot facility was replaced by $30.0 million senior subordinated convertible notes issued on March 9, 2006 which also caused the increase in interest expense. See Notes 7 and 8 of the financial statements for a description of the Company’s debt obligations.
Pre-Tax Loss
Pre-Tax Income (Loss) by Segment Before
the Cumulative Effect of Accounting Change

	Six months ended
	June 30,
	2006	2005
		Restated
Ammunition & Weapons Effects	$(4,363)	$(6,299)
Electronic Security	(232)	613
Other	(998)	(1,183)
Corporate	(3,151)	(781)

	$(8,744)	$(7,650)

Ammunitions & Weapons Effects incurred a pre-tax loss of $4,363 for the six months ended June 30, 2006, versus a pre-tax loss of $6,299 for the comparable period in 2005. The decrease in the loss resulted from a decrease in the pre-tax loss at MECAR of $2,410 as compared $5,769 in the prior period due to higher revenue levels in 2006. The Marshall, Texas operations’ pretax loss for the six months ended June 30, 2006 increased by $1,423, as compared to the same period in the prior year, due to the ramp up of operations at that facility.
Electronic Security Segment incurred a pre-tax loss for the six months ended June 30, 2006 of $232 as compared to a pre-tax income of $613 in the comparable period in 2005. In the current period, VSK’s pre-tax profitability decreased by $1,331 or 60% as compared to prior year. This decrease resulted from lower sales levels in the current period as exports were lower than the prior period. The newly acquired GMS contributed $303 pretax income, while NSM incurred pre-tax losses amounting to $1,401 for the six months ended June 30, 2006.
The Other segment had a pre-tax loss of $998 as compared to a loss of $1,182 in the same period in the prior year. This reduction in loss was due to lower operating costs as a result of cost cutting programs in the current period, offset by lower gross profit.
Corporate segment pre-tax loss for the six months ended June 30, 2006 was $3,151 compared to a loss of $781 in 2005 primarily as a result of higher selling and administrative expenses and higher interest expense in the current period. Selling and administrative expenses were $1,619 higher than the prior period. The increase in selling and administrative expenses resulted from the adoption of FAS 123(R), increased professional fees and the establishment of a business development team at the corporate level. Interest expense increased by $2,399 in the current period as a result of the borrowings used to finance the acquisition of GMS in November 2005 and the write off of debt issue costs and debt discount associated with the refinancing that was completed in March 2006.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
Income Taxes. The effective income tax rate for the six months ended June 30, 2006 was effectively zero compared to a benefit of 42% in the same period of 2005.
Net Loss. The Company incurred a $8,744 net loss for the six months ended June 30, 2006 compared with $9,933 net loss in the same period of 2005. The loss in 2005 includes a nonrecurring adjustment to the charge for the Cumulative Effect of Change in Accounting Principle of $5,467, net of income taxes of $2,816. Excluding the nonrecurring charge, the net loss for the six months ended June 30, 2005 was $4,466. In 2005, MECAR changed its methodology for applying the percentage of completion contract accounting for the recognition of revenue. Prior to this change, MECAR used total direct costs as the basis for recognizing revenue, but subsequently elected to use only direct labor as the basis in an effort to better reflect revenue recognized during the life of sales contracts.
Backlog. As of June 30, 2006, the Company’s backlog was $61,239 compared to $94,490 at June 30, 2005. The June 30, 2006 and June 30, 2005 amounts include unfunded portions of approximately $6,858 and $8,282, respectively, from an ID/IQ federal contract within the ES segment.

	Backlog by Segment
	June 30, 2006		June 30, 2005
		Percentage		Percentage
	Amount	of total	Amount	of total
Ammunition & Weapons Effects	$37,870	62%	$69,708	74%
Electronic Security	20,033	33%	22,440	24%
Other	3,336	5%	2,342	2%

	$61,239	100%	$94,490	100%

The backlog for the Ammunition and Weapons Effects segment decreased mainly as a result of the continuing delay in receipt by MECAR of new orders from its larger long-standing customers. MECAR continues to expect such orders by the end of the first quarter of 2007. The decrease in the ES segment is mainly due to a decrease at NSM. The increase in the backlog for the Other segment is attributed to increased orders at SeaSpace.
Liquidity and Cash Flows
The Company incurred a net loss of $8,744 in the six months ended June 30, 2006. The results for the six months ended June 30, 2005 were a net loss of $9,933. The Company generated cash from operating activities in the six months ended June 30, 2006 of $2,096 as compared to $9,876 of cash used in the six months ended June 30, 2005. For the full year ended December 31, 2005, the Company used $22,229 of cash in operating activities. The Company had a June 30, 2006 balance of cash and equivalents of $19,027 and restricted cash of $9,401. The Company closed a $30,000 convertible debt facility in March 2006. Proceeds net of debt issue costs were approximately $28,000. $15,200 was used to retire existing debt – including the Patriot facility. The remaining $12,800 was available to be used in 2006 to fund working capital needs. As of September 30, 2006 the Company had $19,537 of cash and equivalents and $9,827 of restricted cash.
The Company expects to expend nearly all of the net proceeds from the convertible note financing before December 31, 2006 and will likely explore other sources of additional liquidity pending the anticipated return of substantial business from MECAR’s traditional customer base.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
The Company expects positive cash flows to continue from the operating units within the Electronic Security (ES) Segment. MECAR cash flow should be neutral through year end, turning positive in 2007 assuming that significant new orders are received from a key customer. Should those orders not materialize by early 2007 further cost restructuring will be necessary to ensure a cash breakeven operation in 2007. Contingency plans are being evaluated and pre-positioned now should the current delays continue. The AWE operations in Marshall, TX are being consolidated and downsized to lower the cash break even point. Capital projects will be delayed in the fourth quarter of 2006 and early 2007 if cash resources are constrained. The delay of these projects, if necessary, should not have a negative impact on the baseline revenues projected in 2007.
At the headquarters level the Company believes that the professional costs related to the restatement incurred in the first three quarters of 2006 will not be recurring in 2007. The Company has invested in a financial and manufacturing ERP system for all of its U.S. subsidiaries and enhanced its headquarters financial staff. These improvements should help the Company significantly reduce its compliance and audit costs starting in 2007. The Company has also invested in video conferencing facilities to link headquarters with the subsidiary locations, which should reduce travel costs from 2006 to 2007.
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
Balance Sheet
The Company’s June 30, 2006 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All European values were converted at the June 30, 2006 and December 31, 2005 conversion ratios of 1.2551 and 1.1844, respectively.
Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $43,221 at June 30, 2006, which is an increase of $6,859 from the December 31, 2005 level.
Cash at June 30, 2006 increased to $19,027 from $7,803 at December 31, 2005 mainly due to the net result of the $30,000 convertible debenture placement net of the $14,000 payoff of the Patriot/Wilton senior debt facility in March 2006.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
Accounts receivable at June 30, 2006 increased by $5,193 from December 31, 2005, driven by increased billings in the AWE Segment. Costs and accrued earnings on uncompleted contracts decreased by $8,595 from year-end 2005 primarily as a result of higher revenues at MECAR within the AWE segment large contracts. Inventories decreased in the six month period ended June 30, 2006 by $1,355 mainly due reduced inventory levels at MECAR. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Prepaid and other current assets decreased from December 31, 2005 primarily from lower prepaid taxes at MECAR.
Property, Plant & Equipment, net of accumulated depreciation, was increased by $2,503 from December 31, 2005 to June 30, 2006 as a result of expenditures with the VSK Group and within the AWE segment. Intangibles remained relatively stable over the two reporting periods with the reduction mainly representing amortization of intangibles with definitive lives.
Accounts payable and accrued liabilities decreased as a result of the timing of cash payments at MECAR. Customer deposits increased by $10,322 at June 30, 2006 as compared to December 31, 2005 due to 100% advance payment on a contract with one of MECAR’s larger customers that was received early 2006. Income taxes payable decreased due to the timing of payments.
Stockholders’ equity as of June 30, 2006, was positively affected by the increase in the value of the Euro versus the U.S. dollar during the first six months of 2006, resulting in an increase in accumulated other comprehensive income. The Euro appreciated by approximately 6% since the beginning of the year. Additional paid-in capital increased due to the issue of restricted stock and stock based compensation costs. The net loss for the period caused retained earnings to be reduced from December 2005 levels.
Cash Flows
The table below provides the summary cash flow data for the periods presented.

	Six months ended June 30
	2006	2005
		Restated
Net cash provided by (used in) operating activities	$2,096	$(9,876)
Net cash used in investing activities	$(2,720)	$(3,798)
Net cash provided by (used in) financing activities	$11,466	$(2,794)
Operating Activities. The Company generated $2,096 of cash in its operating activities during the six months ended June 30, 2006 compared to $9,876 of cash used during the same period of 2005. This is attributed primarily to cash generated from the change in the operating assets and liabilities. Cash paid for interest was $2,453 and $497 for the six months ended June 30, 2006 and 2005, respectively. Cash paid for income taxes was $712 and $1,189 for the six months ended June 30, 2006 and 2005, respectively, and includes federal, international and state taxes.
Investing Activities. Net cash used in investing activities decreased by $1,078 between the two periods. This decrease stemmed from capital expenditures for production equipment and leasehold improvements at the Belgian business units and at MECAR USA. Included in investing activities for the six months ended June 30, 2006 was a purchase price adjustment payment of $173 related to the November, 2005 acquisition of GMS. The Company anticipates that cash generated from operations will be sufficient to support any further capital expenditures over the remainder of the year. Future expenditures for the remainder of the year will be primarily incurred for machinery and equipment.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2006
(Thousands of Dollars)
(Unaudited)
Financing Activities. The Company generated $11,466 of net cash in its financing activities during the six months ended June 30, 2006 whereas it used $2,794 of cash during the same period of 2005. This difference is primarily a result of the issuance of convertible notes and warrants in March 2006 for $30,000 less the repayment of the Patriot facility. See Note 8 for a description of the transaction. The financing activities of the operating subsidiaries are more fully explained below.
Allied. The parent company continues to operate based on management fees, proceeds from financings and dividends received from its subsidiaries. In the first quarter of 2006, Allied made cash infusions to NSM, MECAR, MECAR USA and Titan to support working capital requirements. The Company acquired $30,000 of financing with the placement of convertible debentures in the first six months of 2006.
MECAR. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. MECAR also received cash from an affiliate and from the parent company to fund operations. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of June 30, 2006, MECAR was not in compliance with these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.
VSK Group. The VSK Group operated solely from cash generated from business operations. The VSK Group is obligated on several mortgages and other long-term obligations.
Other Subsidiaries. NSM, Titan, SeaSpace and MECAR USA operated from cash generated from operations and cash infusions by Allied. GMS operated solely from cash generated from business operations.
Stock Repurchases. The Company did not repurchase any shares of its common stock during the three months ended June 30, 2006 and does not anticipate repurchasing shares of Company stock during the remainder of 2006.
Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2006, the Company is not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have been no such demands.
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
June 30, 2006
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
June 30, 2006
(Thousands of Dollars)
(Unaudited)
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
June 30, 2006
QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE
     Allied is exposed to market risk from foreign currency fluctuations and interest rate changes. Allied uses derivatives to manage some portion of these risks. Additional information regarding the derivatives is contained in Note 3. As of June 30, 2006 and December 31, 2005 all of the derivatives were related to actual or anticipated exposures of the Company’s transactions.
     Approximately 82% and 84% of the Company’s revenue for the six months ended June 30, 2006 and 2005, respectively was derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net loss for the six months ended June 30, 2006 and 2005 by approximately $0.1 and $0.7 million, respectively. A 10% change in the value of the Euro would impact reported total assets at June 30, 2006 and December 31, 2005 by $14.1 million and $12.8 million respectively.
     At June 30, 2006, Allied had $28 million of cash (including restricted cash) and $22 million of cash (including restricted cash) at June 30, 2005. Assuming all the cash was available for investment for the entire period, a 1% change in interest rates would impact interest income for the three months ended June 30, 2006 and 2005 by $0.07 million and $0.05 million in each period, respectively. In addition, cash and restricted cash balances would increase by $0.7 million and $0.5 million at June 30, 2006 and 2005, respectively. The fair value of the Company’s fixed rate debt would also change based on interest rate changes.
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

The Allied Defense Group, Inc.
June 30, 2006
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
     BDO Seidman, LLP, our independent registered public accounting firm, has issued an attestation report on management’s assessment and the effectiveness of the Company’s internal controls over financial reporting in the Form 10-K. The scope of BDO Seidman’s audit of management’s assessment and the effectiveness of internal controls over financial reporting was limited as a result of management’s delay in the performance of and delivery to BDO Seidman of its completed assessment. Specifically, management provided BDO Seidman with significant documentation; however, this documentation was not provided until after December 31, 2005. Under the Sarbanes-Oxley Act of 2002, a company must effectively complete its assessment of internal control over financial reporting before year-end. Consequently, BDO Seidman was unable to obtain sufficient evidence that the controls were designed and operating effectively at December 31, 2005 since the timeliness of these controls could not be verified. As a result of this limitation in scope, BDO Seidman was unable to render an opinion on either management’s assessment or the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2005. The disclaimer of opinion report of BDO Seidman appears in the form 10-K for the period ended December 31, 2005 under the caption “Report of Independent Registered Public Accounting Firm.”
2. Changes in internal controls
     Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of June 30, 2006, the Company’s internal controls are ineffective as described above. The Company has made changes to improve its controls and procedures as discussed above.

The Allied Defense Group, Inc.
June 30, 2006
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

THE ALLIED DEFENSE GROUP, INC.

/s/ Robert P. Dowski

Date: October 26, 2006	Robert P. Dowski
Chief Financial Officer and Treasurer