Form 10-K/A
period 2005-12-31
ALLIED DEFENSE GROUP INC
filed 2006-11-07
CIK 3952

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

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

EXPLANATORY NOTE

This Form 10-K/A is being filed to amend The Allied Defense Group, Inc. (the “Company”) Annual Report on Form 10-K for the period ended December 31, 2005 to correct for a typing error on page F-6, Report of Independent Registered Public Accounting Firm. The original date of the report in the 10-K was September 28, 2005, but should have been September 28, 2006.

Generally, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K except as required to reflect the correction of the typing error and as set forth below. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures. Information not affected by the foregoing is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-K with the Securities and Exchange Commission on October 10, 2006.

The following item has been corrected as a result of the amended filing;

•	Consolidated Financial Statements and Schedules — Report of Independent Registered Public Accounting Firm, page F-8

•	Reference to the notes to the financial statements has been added to pages F-9 through F-13.

•	The description of the totals on page F-10 have been corrected.

In addition to the above changes, the certification in exhibits 31.1, 31.2 and 32 have been updated to the most recent date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

By:	/s/ John J. Marcello
John J. Marcello,
President and Chief Executive Officer

Date: November 7, 2006

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2005

FORMING A PART OF
ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K/A
OF
The Allied Defense Group Inc.

THE ALLIED DEFENSE GROUP INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Page

Management’s Report on Internal Controls Over Financial Reporting	F-3
Report of Independent Registered Public Accounting Firm	F-5
Report of Independent Registered Public Accounting Firm	F-7
Report on Independent Registered Public Accounting Firm	F-8
Consolidated Balance Sheets at December 31, 2005 and 2004	F-9
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2005	F-11
Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended December 31, 2005	F-12
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	F-13
Notes to Consolidated Financial Statements	F-14
Schedules as of and for the three years ended December 31, 2005
Schedule I — Condensed Financial Information of Registrant	F-52
Schedule II — Valuation and Qualifying Accounts	F-55
Exhibit 18.1
Exhibit 21
Exhibit 23
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32

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

/s/ Robert P. Dowski Robert P. Dowski Chief Financial Officer October 5, 2006	/s/ John J. Marcello John J. Marcello. Chief Executive Officer October 5, 2006

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

/s/ Grant Thornton LLP

Baltimore, Maryland
September 28, 2006

THE ALLIED DEFENSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
		Restated
	(In Thousands of Dollars)

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

THE ALLIED DEFENSE GROUP, INC.

CONSOLIDATED BALANCE SHEETS — (Continued)

	December 31,
	2005	2004
		Restated
	(In Thousands of Dollars)

Current Liabilities
Bank overdraft facility	$15,086	$5,553
Current maturities of long-term debt	4,342	2,788
Convertible subordinated debenture, current	—	2,231
Accounts payable	31,004	26,661
Accrued liabilities	15,097	10,760
Customer deposits	9,956	8,662
Foreign exchange contracts	1,161	—
Deferred compensation	—	1,612
Income taxes	1,288	811

Total current liabilities	77,934	59,078

Long-term Obligations
Short term debt to be refinanced	13,539	—
Long-term debt, less current maturities and unamortized discount	7,820	7,223
Deferred compensation	160	377

	21,519	7,600

TOTAL LIABILITIES	99,453	66,678

Contingencies and Commitments
Stockholders’ Equity
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 5,982,008 in 2005 and 5,601,101 in 2004	598	560
Capital in excess of par value	34,354	27,910
Retained earnings	34,466	73,386
Accumulated other comprehensive income	12,075	23,697

TOTAL STOCKHOLDERS’ EQUITY	81,493	125,553

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$180,946	$192,231

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2005	2004	2003
		Restated	Restated
	(In Thousands of Dollars, except
	per share data)

Revenues	$112,222	$146,201	$153,774
Cost and expenses
Cost of sales	94,154	105,819	114,904
Selling and administrative	36,471	29,605	24,449
Research and development	7,190	6,695	4,532
Goodwill impairment	3,060	—	—

Total cost and expenses	140,875	142,119	143,885

Operating income (loss)	(28,653)	4,082	9,889
Other income (expense)
Interest income	580	549	460
Interest expense	(2,568)	(2,441)	(2,491)
Other — net	(1,926)	(511)	(484)

Total other income (expense)	(3,914)	(2,403)	(2,515)

Earnings (loss) before income taxes and cumulative effect of change in the application of accounting principle	(32,567)	1,679	7,374
Income tax expense (benefit)	1,060	309	4,656

Earnings (loss) before cumulative effect of accounting change	(33,627)	1,370	2,718
Cumulative effect of accounting change, net of tax benefit of $2,726	(5,293)	—	—

Net Earnings (Loss)	$(38,920)	$1,370	$2,718

Earnings (loss) per share:
Basic
Earnings (loss) before cumulative effect of accounting change	$(5.84)	$0.25	$0.49
Cumulative effect of accounting change, net of income taxes	(0.92)	—	—

Net earnings (loss)	$(6.76)	$0.25	$0.49

Diluted
Earnings (loss) before cumulative effect of accounting change	$(5.84)	$0.24	$0.48
Cumulative effect of accounting change, net of income taxes	(0.92)	—	—

Net earnings (loss)	$(6.76)	$0.24	$0.48

Weighted average number of common shares:
Basic	5,754,951	5,568,183	5,496,786

Diluted	5,754,951	5,745,282	5,670,119

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years ended December 31, 2005, 2004 and 2003
						Accumulated
	Preferred	Common Stock		Capital		other	Total
	Stock, no		$.10	in excess	Retained	comprehensive	stockholders’
	par value	Shares	par value	of par value	earnings	(loss) income	equity
	(In Thousands of Dollars, except per share data)

Balance at January 1, 2003 as previously reported	$—	5,474,813	$547	$24,874	$69,909	$678	$96,008
Adjustment related to restatement	—	—	—	378	(611)	(39)	(272)
Balance at January 1, 2003, restated	—	5,474,813	547	25,252	69,298	639	95,736
Common stock awards	—	6,000	1	110	—	—	111
Employee stock purchase plan purchases	—	10,560	1	150	—	—	151
Exercise of stock options	—	60,000	6	759	—	—	765
Issue of stock options	—	—	—	429	—	—	429
Comprehensive income:	—	—	—	—	—	—	—
Net earnings for the year	—	—	—	—	2,718	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	14,813	—
Total comprehensive income	—	—	—	—	—	—	17,531

Balance at December 31, 2003 restated	$—	5,551,373	$555	$26,700	$72,016	$15,452	$114,723
Common stock awards	—	5,753	1	105	—	—	106
Employee stock purchase plan purchases	—	16,241	1	259	—	—	260
Exercise of stock options	—	27,734	3	346	—	—	349
Warrants issued	—	—	—	68	—	—	68
Issue of stock options	—	—	—	432	—	—	432
Comprehensive income:	—	—	—	—	—	—	—
Net earnings for the year	—	—	—	—	1,370	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	8,245	—
Total comprehensive income	—	—	—	—	—	—	9,615

Balance at December 31, 2004 restated	$—	5,601,101	$560	$27,910	$73,386	$23,697	$125,553
Common stock awards	—	54,729	5	399	—	—	404
Common stock issued with acquisition	—	118,072	11	2,489	—	—	2,500
Employee stock purchase plan purchases	—	5,507	1	107	—	—	108
Exercise of stock options	—	202,599	21	2,671	—	—	2,692
Warrants issued	—	—	—	488	—	—	488
Directors deferred stock			—	290	—	—	290
Comprehensive income:	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	(38,920)	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	(11,622)	—
Total comprehensive income	—	—	—	—	—	—	(50,542)

Balance at December 31, 2005	$—	5,982,008	$598	$34,354	$34,466	$12,075	$81,493

The accompanying notes are an integral part of these consolidated financial statements.

THE ALLIED DEFENSE GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2005	2004	2003
		Restated	Restated
	(In Thousands of Dollars)

Cash flows from (used in) operating activities
Net earnings (loss) for the year	$(38,920)	$1,370	$2,718
Adjustments to reconcile net earnings (loss) to net cash from (used in) operating activities
Cumulative effect of accounting change	5,293	—	—
Goodwill impairment	3,060	—	—
In-process research & development	944	—	—
Unrealized (gains) losses on forward contracts	(4,798)	4,758	(4,312)
Depreciation and amortization	6,082	4,551	4,036
Gain on sale of fixed assets	(400)	(44)	(18)
Deferred income taxes	(3,975)	(2,405)	1,712
Provision for estimated losses on contracts	39	662	255
Amortization of debt issue costs and conversion feature	220	179	243
Common stock and stock option awards	694	538	562
(Increase) Decrease in operating assets and increase (decrease) in liabilities
Restricted cash and restricted deposits	2,683	6,387	(4,786)
Accounts receivable	16,325	(5,741)	2,052
Cost and accrued earnings on uncompleted contracts	196	14,556	14,414
Inventories	(19,363)	(4,208)	(1,241)
Prepaid expenses and assets	(3,909)	1,275	(1,609)
Accounts payable and accrued liabilities	12,905	(15,965)	13,783
Customer deposits	2,334	3,340	(1,144)
Deferred compensation	(1,829)	521	671
Income taxes	190	(370)	(2,569)

Net cash provided by (used in) operating activities	(22,229)	9,404	24,767
Cash flows from (used in) investing activities
Capital expenditures	(8,167)	(5,036)	(4,373)
Acquisitions, net of cash acquired	(9,443)	(525)	—
Proceeds from sale of fixed assets	—	45	20

Net cash used in investing activities	(17,610)	(5,516)	(4,353)
Cash flows from (used in) financing activities
Net (decrease) increase in short-term borrowings	594	(14,013)	5,781
Repayment on capital lease obligations	(2,297)	(2,357)	(1,711)
Borrowings on bank overdraft facility	9,534	1,293	(273)
Principal payments on long-term debt and debenture	(2,478)	(5,922)	(632)
Proceeds from issuance of long-term debt	12,000	2,300	—
Debt issue costs	—	(860)	—
Proceeds from employee stock purchase plan	108	261	151
Proceeds from option exercises	2,692	348	765
Restricted cash and restricted deposits	—	(2,000)	—

Net cash provided by (used in) financing activities	20,153	(20,950)	4,081
Effects of exchange rates on cash	(451)	1,625	4,006
Net (decrease) increase in cash	(20,137)	(15,437)	28,501
Cash at beginning of year	27,940	43,377	14,876

Cash at end of year	$7,803	$27,940	$43,377

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for Interest	$1,338	$1,516	$1,492
Income taxes	4,541	7,782	9,455
Supplemental Non-Cash Investing and Financing Activities:
Capital leases	$850	$2,481	$1,989
Non-cash consideration in connection with business acquisition	8,672	—	—
Warrants issued in conjunction with long term debt	488	68	—
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

Restatements of Financial Results  The consolidated balance sheet at December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2004 and 2003 have been restated. The restatement provided in this Form 10-K corrects amounts previously reported in Allied’s consolidated balance sheet at December 31, 2004 and the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2004 for certain errors related to incorrect currency rates used to translate MECAR, S.A.’s U.S. Dollar denominated assets and liabilities into its functional currency, and for the grant of stock options to certain officers and directors in 2002 for which the actual accounting measurement date was after the measurement dates used by the Company to record such awards.

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

Selected Consolidated Statements of Operations Data:

		Impact from	Impact from	As Previously
		Foreign	Compensation	Reported
	Restated	Currency Translation (1)	Expense (2)	in 10-K/A

Year Ended December 31, 2004
Revenues	$146,201	$(3,930)	$—	$150,131
Cost of Sales	105,819	117	—	105,936
Operating income	4,082	(3,812)	(433)	8,327
Earnings before income taxes	1,679	(3,511)	(433)	5,623
Income taxes	309	(1,234)	(146)	1,689

Net Earnings	$1,370	$(2,277)	(287)	$3,934

Earnings per share
Basic	$0.25	$(0.40)	$(0.06)	$0.71

Diluted	$0.24	$(0.40)	$(0.06)	$0.70

Weighted average shares outstanding:
Basic	5,568,183			5,568,183

Diluted	5,745,282			5,991,101

			Impact from	As Previously
		Impact from Foreign	Compensation	Reported
	Restated	Currency Translation (1)	Expense (2)	in 10-K/A

Year Ended December 31, 2003
Revenues	$153,774	$(163)	$—	$153,937
Cost of Sales	114,904	151	—	114,753
Operating income	9,889	(314)	(451)	10,654
Earnings before income taxes	7,374	(1,053)	(451)	8,878
Income taxes	4,656	(307)	(153)	5,116

Net Earnings	$2,718	$(747)	$(297)	$3,762

Earnings per share
Basic	$0.49	$(0.14)	$(0.05)	$0.68

Diluted	$0.48	$(0.13)	$(0.05)	$0.63

Weighted Average Shares Outstanding:
Basic	5,496,786			5,496,786

Diluted	5,670,119			5,970,119

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

(1)	Impact of correcting for certain errors related to incorrect exchange rates to translate MECAR S.A.’s U.S. Dollar denominated assets and liabilities into its functional currency and other adjustments related to foreign currency transactions.

(2)	Impact of correcting compensation expense related to the grant of stock options to certain officers and directors in 2002 for which the measurement date was incorrectly determined. These options were granted in February 2002 by the Compensation Committee of the Board of Directors of the Company, but were subject to subsequent stockholder approval, which was not obtained until June 2002.

Selected Consolidated Balance Sheet Data:

			Impact from	As Previously
		Impact from Foreign	Compensation	Reported
	Restated	Currency Translation (1)	Expense (2)	in 10-K/A

Year Ended December 31, 2004
Restricted cash	$9,239	$(518)	$—	9,757
Accounts receivable	34,980	6,739	—	$28,241
Costs and accrued earnings on uncompleted contracts	41,420	(13,457)	—	54,877
Deferred tax asset	2,016	958	—	1,058
Total current assets	138,041	(6,579)	—	144,352
Deferred tax asset — non current	2,461	1,033	408	1,020

Total assets	192,231	(4,495)	408	196,318
Accounts payable	26,661	(8,272)	—	34,933
Accrued liabilities	10,760	1,386	—	9,374
Customer deposits	8,662	(46)	—	8,708
Total current liabilities	59,078	(1,378)	—	60,456

Total liabilities	66,678	(595)	—	67,273
Accumulated other comprehensive income (loss)	23,697	(514)	—	24,211

Total liabilities and stockholders’ equity	$192,231	$(4,495)	$408	$196,318

(1)	Impact of correcting for certain errors related to incorrect exchange rates to translate MECAR’s U.S. dollar denominated assets and liabilities into its functional currency and other adjustments related to foreign currency transactions.

(2)	Impact of correcting compensation expense related to stock options, noted above.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

Cash Flow Information

The cash flow statements for the years ended December 31, 2004 and 2003 have been restated to reflect a reclassification of a bank overdraft facility from operating cash flows to financing cash flows.

			As Previously
	Restated	Adjustment	Reported in 10K-A

Year ended December 31, 2004
Cash flows from operations
Accounts payable	(15,943)	(1,293)	(14,650	)*
Cash flows from financing
Borrowings on bank overdraft facility	1,293	1,293	—
Year ended December 31, 2003
Cash flows from operations
Accounts payable	13,782	273	13,509	*
Cash flows from financing
Borrowings on bank overdraft facility	(273)	(273)	—

*	— the as previously reported amount in the 10 K/A have been adjusted for the impact of the foreign currency translation described above of $7,772 and ($7,979) in 2004 and 2003 respectively

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

Property, Plant and Equipment.  Property, Plant and Equipment are stated at cost and depreciated using the straight-line method over their estimated service lives, as follows:

Buildings and improvements	20 — 30 years
Machinery and equipment	3 — 10 years
Demonstration Inventory	3 — 7 years

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

The following table presents the pro forma effect that would have been recorded had the fair values of options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant:

	2005	2004	2003
		Restated	Restated
	(In Thousands, except per share data)

Reported net earnings (loss)	$(38,920)	$1,370	$2,718
Elimination of compensation costs recognized for options	24	286	297
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(457)	(584)	(471)

Pro forma net earnings (loss)	$(39,353)	$1,072	$2,544

Basic earnings (loss) per share:
Reported earnings per share	(6.76)	0.25	0.49
Compensation costs, net of tax	(0.08)	(0.05)	(0.03)

Pro forma basic earnings (loss) per share	$(6.84)	$0.20	$0.46

Diluted earnings (loss) per share:
Reported earnings (loss) per share	(6.76)	0.24	0.48
Compensation costs, net of tax	(0.08)	(0.05)	(0.03)

Pro forma basic earnings (loss) per share	$(6.84)	$0.19	$0.45

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

Beginning in 2006, FAS 123(R) Share-Based Payment (as amended), supersedes APB Opinion 25 and requires that companies granting stock options to employees record the economic impact of these options in the audited financial statements. Based on stock options granted to employees as of December 31, 2005, Allied’s stock compensation expense in relation to these would have been approximately $457 before tax. The Company intends to implement FAS 123(R) in the first quarter of 2006 using the “modified prospective” method and the Black-Scholes options pricing model. A “modified prospective” method is a method in which compensation cost is recognized beginning with the effective date a) based on the requirement of FAS 123(R) for all share-based payments granted

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

after the effective date and b) based on the requirement of FAS 123(R) for all awards granted to employees prior to the adoption of 123(R) that remain unvested at the adoption date.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 and SFAS 140. SFAS 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company adopted SFAS No. 155 in March 2006 in conjunction with its debt refinancing. See Note Y — Subsequent Event.

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

	2005	2004	2003

Pro forma amounts assuming change in application of accounting principle applied retroactively:
Net earnings (loss), as restated for 2003 and 2004	$(38,920)	$1,370	$2,718
Elimination of the cumulative effect of the change in accounting principle, net of taxes	5,293	—	—
Impact of change in MECAR revenue recognition based on total direct labor rather than total direct costs, net of taxes — unaudited	—	(1,691)	1,650

Pro Forma net earnings (loss)	$(33,627)	$(321)	$4,368

Pro Forma Earnings (loss) per share:
Basic	$(5.84)	$(0.06)	$0.80
Diluted	$(5.84)	$(0.06)	$0.77

Note D — Restricted Cash

Restricted Cash at December 31 is comprised as follows:

	2005	2004

Collateralized performance bonds and advance payment guarantees	$5,393	$9,227
Senior secured facility deposit	2,000	2,000
Other	35	12

	$7,428	$11,239
Portion included in current assets	(7,428)	(9,239)

Noncurrent portion	$—	$2,000

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

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

Goodwill for each segment at December 31 is as follows:

	Ammunition &	Electronic
	Weapons Effects	Security	Other	Total

Balance as of January 1, 2003	$1,345	$5,936	$3,323	$10,604
Goodwill acquired during the year		—	125	125
Deferred tax asset adjustment	311	426	874	1,611
Foreign exchange fluctuation		1,378	—	1,378

Balance as of December 31, 2003	$1,656	$7,740	$4,322	$13,718
Goodwill acquired during the year	—	449	125	574
Deferred tax asset adjustment	(261)	—	—	(261)
Foreign exchange fluctuation	—	370	—	370

Balance as of December 31, 2004	$1,395	$8,559	$4,447	$14,401
Goodwill acquired during the year	—	5,964	—	5,964
Impairment loss		—	(3,060)	(3,060)
Foreign exchange fluctuation	—	(607)	—	(607)

Balance as of December 31, 2005	$1,395	$13,916	$1,387	$16,698

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

Note J — Bank Overdraft Credit Facility

Credit Facility — MECAR is obligated under an agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities of up to 49,400 Euros (approximately $58,500 USD) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for tax prepayments and working capital. The Agreement was modified in 2006 with the result that the available credit facility has been reduced to 42,850 Euros (approximately $50,750 USD). The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. The interest rate as of December 31, 2005 was Libor +2.75% or approximately 6.02%. As of December 31, 2005 and 2004, guarantees and performance bonds of approximately $27,538 and $25,779, respectively, were outstanding. Advances for working capital and tax pre-payments provided for under the bank overdraft facility, amounted to $15,086 and $5,553 as of December 31, 2005 and 2004, respectively. Advances under the Agreement are secured by restricted cash of approximately $5,393 and $9,228 at December 31, 2005 and 2004, respectively. MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement is used to provide these financial guarantees and in turn places restrictions on certain cash deposits and other liens on MECAR’s assets. In addition, certain customers make advance deposits and require MECAR’s bank to restrict up to forty percent of the advance deposit as collateral. The majority of the restricted cash balance relates to requirements

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

under our sales contracts to provide performance bonds and advance payment guarantees. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge on MECAR’s assets of approximately $41,000 of MECARs assets. The Agreement has an annual term but is cancellable by either party on 90 days notice. The Agreement requires that MECAR maintains certain net worth and working capital covenants. As of December 31, 2005 MECAR was not in compliance with the facility covenants, The Company is in the process of renegotiating the terms and covenants of the agreement. The banks continue to lend cash and extend guarantees while the renegotiation is taking place. New terms are expected to be in the place by December, 2006.

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

Notes Payable.  Notes Payable — At December 31, 2005, MECAR borrowed $592 related to a carve out of the overdraft facility with one of the banks in their banking facility to pay capital lease obligations. In addition, NSM had a note for machinery and vehicles of $26 and $54 at December 31, 2005 and 2004, respectively. The weighted average interest rate for Notes Payable as of December 31, 2005 and 2004 was 3%. The terms and security are consistent with the MECAR credit facility.

Capital Leases and Other.  The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally collateralized by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2010.

The annual maturities of long-term obligations as of December 31, 2005 are as follows:

Year	Amount

2006	$4,342
2007	3,337
2008	3,978
2009	309
2010	13,735

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

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

The following table summarizes option activity:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	632,266	$14.69	620,000	$14.08	531,000	$12.81
Options granted	120,000	22.68	40,000	20.43	149,000	16.92
Options exercised	(202,599)	13.28	(27,734)	9.21	(60,000)	9.87
Options forfeited	—	—	—	—	—	—
Options expired	(42,000)	17.19	—	—	—	—

Options outstanding at end of year	507,667	$16.94	632,266	$14.69	620,000	$14.08

Options exercisable at end of year	375,667		416,930		305,333
Weighted-average fair value of options, granted during the year	$8.42		$7.59		$7.73

The following table summarizes options outstanding at December 31, 2005:

			Weighted
			Average	Exercisable
Number	Range of	Weighted Average	Remaining	Number of	Weighted Average
Outstanding	Exercise Prices	Exercise Prices	Contractual Life	Options	Exercise Prices

119,500	$ 7.88 to $ 8.63	$8.53	4.27 Years	119,500	$8.53
40,000	$ 9.01 to $14.90	$14.90	2.33 Years	24,000	$14.90
348,167	$16.40 to $25.00	$20.07	4.46 Years	232,167	$18.98

507,667	$ 7.88 to $25.00	$16.94	—	375,667	—

Note S — Other — Net

Other income (expense) included in the Company’s consolidated statements of earnings is comprised of the following:

	2005	2004	2003
		Restated	Restated

Net currency transaction gains (losses)	$(721)	$(1,530)	$(1,404)
Miscellaneous — net	(1,205)	1,019	920

	$(1,926)	$(511)	$(484)

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

For the year ended December 31, 2005, warrants, stock options and restricted stock shares of 6,956, 181,740 and 390, respectively, were excluded from the calculation of earnings per share since their effect would be anti-dilutive. During 2004 and 2003, common stock equivalents related to convertible debentures of 245,819 and 300,000 were excluded since their impact would be anti-dilutive. In addition, 15,000 warrants associated with the Riverview convertible debenture financing were excluded from the earnings per share calculation in each of 2005,

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

2004 and 2003 since the strike price of $28.05 exceeded the average share prices for each of those years respectively.

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

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

The Company’s foreign operations are conducted by MECAR and VSK.

	2005	2004	2003
		Restated	Restated

Revenues from external customers
Ammunition & Weapons Effects	$67,396	$93,793	$113,406
Electronic Security	38,802	45,973	33,303
Other	6,024	6,435	7,065

	$112,222	$146,201	$153,774

Interest expense
Ammunition & Weapons Effects	$1,406	$1,483	$1,603
Electronic Security	79	48	49
Other	4	1	1
Corporate	1,079	909	838

	$2,568	$2,441	$2,491

	2005	2004	2003
		Restated	Restated

Interest income
Ammunition & Weapons Effects	$258	$203	$221
Electronic Security	222	275	167
Other	23	21	36
Corporate	77	50	36

	$580	$549	$460

Income tax expense (benefit)
Ammunition & Weapons Effects	$(4,481)	$614	$3,274
Electronic Security	2,707	2,694	654
Other	1,094	(1,411)	(200)
Corporate	1,740	(1,588)	928

	$1,060	$309	$4,656

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

	2005	2004	2003
		Restated	Restated

Depreciation and amortization
Ammunition & Weapons Effects	$3,498	$2,764	$2,410
Electronic Security	1,939	1,216	1,093
Other	595	524	488
Corporate	50	47	46

	$6,082	$4,551	$4,037

Segment profit (loss) before taxes
Ammunition & Weapons Effects	$(18,119)	$1,671	$7,562
Electronic Security	(2,041)	6,987	2,618
Other	(6,238)	(3,283)	(528)
Corporate	(6,169)	(3,696)	(2,278)

	$(32,567)	$1,679	$7,374

Segment assets(1)
Ammunition & Weapons Effects	$118,669	$127,880
Electronic Security	49,528	45,231
Other	8,270	12,808
Corporate	4,479	6,312

	$180,946	$192,231

Capital Expenditure for Segment assets
Ammunition & Weapons Effects	$6,706	$2,271	$2,941
Electronic Security	1,041	1,525	747
Other	411	1,230	682
Corporate	9	10	3

	$8,167	$5,036	$4,373

(1)	Amounts net of intersegment receivables.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

The following geographic area data includes trade revenues based on customer location and assets based on physical location.

	Geographic Segment Data
	2005	2004	2003
		Restated	Restated

Revenues from external customers
United States(1)	$45,216	$56,932	$78,330
Belgium	19,229	25,694	24,378
Saudi Arabia	24,010	33,657	13,051
France	3,254	6,676	6,385
Venezuela	8,348	8,900	18,042
Cyprus	909	—	—
Germany	1,331	1,345	1,233
Indonesia	—	—	549
Brunei	598	—	378
Kuwait	869	—	3,545
Taiwan	1,570	—	338
Japan	1,278	353	899
Qatar	1,196	2,844	—
Other foreign countries	4,414	9,800	6,646

	$112,222	$146,201	$153,774

(1)	Includes foreign military sales for the benefit of Saudi Arabia.

	Geographic Segment Data
	2005	2004
		Restated

Segment assets
Belgium	$131,801	$152,934
United Kingdom	171	199
United States(1)	48,974	39,098

	$180,946	$192,231

(1)	Net of inter-segment receivables and investments.

	2005	2004

Property and equipment
Belgium	$24,813	$27,956
United States	5,013	2,338

	$29,826	$30,294

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

Note W — Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
2005 Restated	Quarter	Quarter	Quarter	Quarter	Total
	(Amounts in thousands, except per share data)

Revenues	$24,018	$26,158	$26,819	$35,227	$112,222
Gross profit	4,101	7,904	(175)	6,238	18,068
Net earnings (loss)- before cumulative effect of change in the application of accounting principle	(3,656)	(811)	(6,761)	(22,399)	(33,627)
Net Earnings (Loss)	(9,233)	(701)	(6,666)	(22,320)	(38,920)
Per share Net Earnings (Loss):
Basic	$(1.64)	$(0.12)	$(1.15)	$(3.75)	$(6.76)

Diluted	$(1.64)	$(0.12)	$(1.15)	$(3.75)	$(6.76)

The following significant pre-tax adjustments were made in the fourth quarter of 2005:

Impairment to SeaSpace Goodwill	$3,060
NSM physical inventory adjustment	1.157
Write off of in process R&D expenses related to November 2005 acquisition	944
Increase to corporate audit accrual	870
SeaSpace physical inventory adjustment	422

Total fourth quarter significant adjustments — pretax	$6,453

In addition, the Company booked, also in the fourth quarter of 2005, a tax valuation allowance for the U.S. operations of $9,359 and an accrual for a tax audit at MECAR for $560.

The tables below reconcile the 2005 quarterly data as previously reported to the restated quarterly data above.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

		Impact from
		Foreign	Impact from	Impact of	As Previously
		Currency	Compensation	Revenue	Reported in
March 31, 2005	Restated	Translation(1)	Expense(2)	Recognition(3)	10-Q/A

Revenues	$24,018	$755	$0	$2,207	$21,056
Cost of Sales	$19,917	(33)	$0	4,952	14,998
Operating Income (loss)	(4,935)	788	(36)	(2,746)	(2,941)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(5,800)	81	(36)	(2,745)	(3,100)
Income tax expense (benefit)	(2,144)	(5)	(12)	(934)	(1,193)
Cumulative effect of change in the application of accounting principle	(5,577)	—	—	(5,577)	—
Net earnings (loss)	(9,233)	76	(24)	(7,388)	(1,907)
Earnings (loss) per share — Basic & Diluted:
Loss before cumulative effect of change in the application of accounting principle	$(0.65)	$0.01	$(0.00)	$(0.32)	$(0.34)
Cumulative effect of change in the application of accounting principle:	$(0.99)	—	—	$(0.99)	—
Net income (loss)	$(1.64)	$0.01	$(0.00)	$(1.31)	$(0.34)
Weighted Average number of common shares (4):
Basic	5,620,634				5,609,351
Diluted	5,620,634				5,609,351

(1)	Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.

(2)	Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in June 2002.

(3)	Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary.

(4)	Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

		Impact from
		Foreign	Impact from	Impact of	As Previously
		Currency	Compensation	Revenue	Reported in
June 30, 2005	Restated	Translation(1)	Expense(2)	Recognition(3)	10-Q/A

Revenues	$26,158	$(1,733)	$—	$6,790	$21,101
Cost of Sales	$18,254	(1)	—	2,577	15,678
Operating Income (loss)	(2,098)	(1,731)	—	4,213	(4,580)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(1,851)	(1,317)	—	4,214	(4,748)
Income tax expense (benefit)	(1,040)	(583)	—	1,433	(1,890)
Cumulative effect of change in the application of accounting principle	110	—	—	110	—
Net earnings (loss)	(701)	(734)	—	2,891	(2,858)
Earnings (loss) per share — Basic & Diluted:
Loss before cumulative effect of change in the application of accounting principle	$(0.14)	$(0.12)	$—	$.49	$(0.51)
Cumulative effect of change in the application of accounting principle:	$0.02	—	$—	$0.02	—
Net income (loss)	$(0.12)	$(0.12)	$—	$0.51	$(0.51)
Weighted Average number of common shares (4):
Basic	5,655,369				5,632,071
Diluted	5,655,369				5,632,071

(1)	Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.

(2)	Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in June 2002.

(3)	Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary.

(4)	Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

		Impact from
		Foreign	Impact from	Impact of	As Previously
		Currency	Compensation	Revenue	Reported in
September 30, 2005	Restated	Translation(1)	Expense(2)	Recognition(3)	10-Q/A

Revenues	$26,819	$(78)	$—	$3,421	$23,476
Cost of Sales	$26,994	—	—	6,717	20,277
Operating Income (loss)	(8,734)	(79)	—	(3,295)	(5,360)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(9,124)	(353)	—	(3,295)	(5,476)
Income tax expense (benefit)	(2,363)	(59)	—	(1,120)	(1,184)
Cumulative effect of change in the application of accounting principle	95	—	—	95	—
Net earnings (loss)	(6,666)	(294)	—	(2,080)	(4,292)
Earnings (loss) per share — Basic & Diluted:
Loss before cumulative effect of change in the application of accounting principle	$(1.17)	$(0.05)	$—	$(.39)	$(0.74)
Cumulative effect of change in the application of accounting principle:	$0.02	—	$—	$0.02	—
Net income (loss)	$(1.15)	$(0.05)	$—	$(0.36)	$(0.74)
Weighted Average number of common shares (4):
Basic	5,798,619				5,780,911
Diluted	5,798,619				5,780,911

(1)	Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.

(2)	Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in June 2002.

(3)	Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary.

(4)	Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

		Impact from
		Foreign	Impact from	Impact of	Results
		Currency	Compensation	Revenue	Excluding
December 31, 2005	Restated	Translation(1)	Expense(2)	Recognition(3)	Impact

Revenues	$35,227	$1,227	$—	$(12,091)	$46,091
Cost of Sales	$28,989	—	—	(15,061)	44,050
Operating Income (loss)	(12,886)	1,227	—	2,970	(17,083)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(15,792)	1,072	—	2,970	(19,834)
Income tax expense (benefit)	6,607	122	—	384	6,101
Cumulative effect of change in the application of accounting principle	79	—	—	79	—
Net earnings (loss)	(22,320)	950	—	2,665	(25,935)
Earnings (loss) per share — Basic & Diluted:
Loss before cumulative effect of change in the application of accounting principle	$(3.73)	$0.16	$—	$.43	$(4.32)
Cumulative effect of change in the application of accounting principle:	$0.01	—	$—	$0.01	—
Net income (loss)	$(3.72)	$0.16	$—	$0.44	$(4.32)
Weighted Average number of common shares (4):
Basic	6,001,941				6,001,941
Diluted	6,001,941				6,001,941

(1)	Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.

(2)	Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in June 2002. (3) Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary. (4) Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.

	First	Second	Third	Fourth
2004, restated	Quarter	Quarter	Quarter	Quarter	Total
	(Amounts in Thousands, except per share data)

Revenues	$37,420	$19,348	$61,276	$28,157	$146,201
Gross profit	13,352	(8,997)	34,294	1,733	40,382
Net earnings (loss)	3,363	(11,657)	16,726	(7,062)	1,370
Per share Net Earnings (Loss):
Basic	$.61	$(2.10)	$3.01	$(1.27)	$0.25

Diluted	$.56	$(2.10)	$2.81	$(1.27)	$0.24

THE ALLIED DEFENSE GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Thousands of Dollars)

	First	Second	Third	Fourth
2004 (As previously reported in 10-K/A)	Quarter	Quarter	Quarter	Quarter	Total
	(Amounts in Thousands, except per share data)

Revenues	$33,090	$39,069	$34,927	$43,045	$150,131
Gross profit	9,023	10,723	7,945	16,504	44,195
Net earnings (loss)	(6)	1,608	(567)	2,899	3,934
Per share Net Earnings (Loss):
Basic	$(0.01)	$0.29	$(0.10)	$0.52	$0.71

Diluted	$(0.01)	$0.27	$(0.10)	$0.49	$0.70

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

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
THE ALLIED DEFENSE GROUP, INC.
(Parent Company)

BALANCE SHEETS

	December 31,
	2005	2004
		Restated
	(Thousands of Dollars)

ASSETS
Cash and equivalents	$1,267	$1,017
Restricted cash	2,000	2,012
Investment in subsidiaries	99,451	125,837
Due from subsidiaries	322	1,202
Deferred taxes	—	1,485
Other	1,411	1,125

Total assets	$104,451	$132,678

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities
Accounts payable and accrued liabilities	$2,811	$1,995
Income tax	102	4
Deferred Compensation	160	376
Long term debt, less unamortized discount	19,712	1,959
Convertible Debenture, less unamortized discount	—	2,231

Total liabilities	22,785	6,565
Stockholders’ Equity
Common stock	598	560
Capital in excess of par value	34,354	27,910
Retained earnings	34,466	73,386
Accumulated other comprehensive loss	12,248	24,257

	81,666	126,113

	$104,451	$132,678

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

THE ALLIED DEFENSE GROUP, INC.
(Parent Company)

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2005	2004	2003
		Restated	Restated
	(Thousands of Dollars)

Income
Intercompany management fees	$4,805	$4,249	$4,146
Dividend from subsidiaries	10,430	—	14,186
Other — net	20	45	99

	15,255	4,294	18,431
Costs and expenses
Administrative and other	11,735	7,945	6,355

Earnings (loss) before equity in operations of subsidiaries	3,520	(3,651)	12,076
Equity in operations of subsidiaries, less dividends received	(40,402)	3,411	(8,680)

Earnings (loss) before income taxes	(36,882)	(240)	3,396
Income taxes (benefit)	2,038	(1,610)	678

NET EARNINGS (LOSS)	$(38,920)	$1,370	$2,718

Earnings per common share
Basic	$(6.76)	$0.25	$0.49

Diluted	$(6.76)	$0.24	$0.48

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
THE ALLIED DEFENSE GROUP, INC.

Valuation and Qualifying Accounts

Years ended December 31, 2005, 2004 and 2003

		Additions
	Balance at	Charged to	Charged			Balance
	beginning	costs and	to other			at end of
Description	of period	expenses	accounts	Deductions		period
	(In Thousands)

Year ended December 31, 2005
Estimated losses on contracts	$726	$39	$—	$765	(1)	$—

Allowance for doubtful receivables	$143	$334	$—	$263	(2)	$214

Valuation allowance on inventory	$668	$1,584	$—	$1,473		$779

Valuation allowances on deferred tax assets	$1,466	$11,318	$—	$—	(3)	$12,784

Warranty reserve	$912	$98	$—	$191		$819

Year ended December 31, 2004
Estimated losses on contracts	$283	$726	$—	$283	(1)	$726

Allowance for doubtful receivables	$115	$143	$—	$115	(2)	$143

Valuation allowance on inventory	$214	$454	$—	$—		$668

Valuation allowances on deferred tax assets	$4,117	$1,466	$—	$4,117	(3)	$1,466

Warranty reserve	$944	$61	$—	$93		$912

Year ended December 31, 2003
Estimated losses on contracts	$313	$283	$—	$313	(1)	$283

Allowance for doubtful receivables	$233	$115	$—	$233	(2)	$115

Valuation allowance on inventory	$200	$14	$—	$—		$214

Valuation allowances on deferred tax assets	$1,244	$2,873	$—	$—		$4,117

Warranty reserve	$826	$262	$—	$144		$944

(1)	Represents amount of reserve relieved through completion of contracts.

(2)	Represents write-off of receivables.

(3)	Represents amounts of valuation allowance relieved through use of deferred tax assets.

EXHIBIT INDEX

Number	Description of Exhibit	Page

18.1	Letter from independent public accountant related to change in application of accounting principle	E-2
21	List of Subsidiaries	E-3
23	Consent of Independent Registered Public Accounting Firm	E-4
23.1	Consent of Independent Registered Public Accounting Firm	E-5
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated October 6, 2006	E-6
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated October 6, 2006	E-7
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated October 6, 2006	E-8

E-1