Form 10-Q
period 2006-09-30
ALLIED DEFENSE GROUP INC
filed 2006-11-14
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2006: 6,034,558.

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets September 30, 2006 and December 31, 2005	2

Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2006 and 2005	3

Condensed Consolidated Statements of Stockholders’ Equity	4

Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Market Risk Disclosure	38

Item 4. Disclosure Controls and Procedures	38

PART II. OTHER INFORMATION
Item 6. Exhibits	40
Signatures	41

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share data)

	September 30, 2006	December 31, 2005
		(a)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,024	$7,803
Restricted cash	9,526	7,428
Accounts receivable	17,328	18,547
Costs and accrued earnings on uncompleted contracts	33,209	35,178
Inventories	35,520	34,300
Deferred tax asset	3,040	2,696
Fair value of foreign exchange contracts	—	5
Prepaid and other current assets	7,936	8,339

Total current assets	126,583	114,296

PROPERTY, PLANT AND EQUIPMENT – net of accumulated depreciation	32,188	29,826

OTHER ASSETS
Intangibles, net of accumulated amortization	12,267	13,353
Goodwill	17,462	16,698
Deferred tax asset, non-current	5,058	5,672
Other assets	2,146	1,101

Total other assets	36,933	36,824

TOTAL ASSETS	$195,704	$180,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft facility	$18,133	$15,086
Current maturities of long-term debt	10,611	4,342
Accounts payable	16,100	31,004
Accrued liabilities	16,994	15,097
Customer deposits	19,848	9,956
Fair value of foreign exchange contracts	3	1,161
Income taxes	936	1,288

Total current liabilities	82,625	77,934

LONG-TERM OBLIGATIONS
Short-term debt, to be refinanced	—	13,539
Long-term debt, less current maturities and unamortized discount	31,030	7,820
Deferred compensation	233	160
Derivative instrument	687	—

Total long term liabilities	31,950	21,519

TOTAL LIABILITIES	114,575	99,453

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding 6,034,558 at September 30, 2006 and 5,982,008 at December 31, 2005	603	598
Additional paid-in capital	36,280	34,354
Retained earnings	28,214	34,466
Accumulated other comprehensive income	16,032	12,075

Total stockholders’ equity	81,129	81,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$195,704	$180,946

(a)	Condensed consolidated balance sheet as of December 31, 2005, has been derived from audited consolidated financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		RESTATED		RESTATED
Revenues	$27,212	$26,819	$94,676	$76,995

Cost and expenses
Cost of sales	14,485	26,994	66,738	65,165
Selling and administrative	10,426	7,232	29,282	23,251
Research and development	2,192	1,328	5,916	4,345

Operating income (loss)	109	(8,735)	(7,260)	(15,766)

Other income (expense)
Interest income	480	76	774	483
Interest expense	(1,353)	(404)	(5,070)	(1,441)
Gain on fair value of Senior Convertible notes and warrants	4,190	—	5,204	—
Other-net	(197)	(61)	837	(50)

	3,120	(389)	1,745	(1,008)

Earnings (loss) before income taxes and cumulative effect of change in application of accounting principle	3,229	(9,124)	(5,515)	(16,774)

Income tax expense (benefit)	737	(2,363)	737	(5,547)

Earnings (loss) before cumulative effect of change in application of accounting principle	2,492	(6,761)	(6,252)	(11,227)

Cumulative effect of change in application of accounting principle	—	95	—	(5,372)

NET INCOME (LOSS)	$2,492	$(6,666)	$(6,252)	$(16,599)

Earnings (loss) per share:

Income (loss) before cumulative effect of change in application of accounting principle – basic	$0.41	$(1.17)	$(1.04)	$(1.98)
Cumulative effect of change in application of accounting principle	—	0.02	—	(0.95)

Net Income (loss) – basic	$0.41	$(1.15)	$(1.04)	$(2.93)

Earnings (loss) per share:

Income (loss) before cumulative effect of change in application of accounting principle – diluted	$0.40	$(1.17)	$(1.04)	$(1.98)
Cumulative effect of change in application of accounting principle	—	0.02	—	(0.95)

Net Income (loss) – diluted	$0.40	$(1.15)	$(1.04)	$(2.93)

Weighted average number of common shares:
Basic	6,059,989	5,798,619	6,039,940	5,663,856
Diluted	6,165,446	5,798,619	6,039,940	5,663,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands of dollars, except per share data)

For the year ended December 31, 2005 and the nine months ended September 30, 2006
						Accumulated
	Preferred	Common Stock		Capital		other	Total
	Stock, no		$.10	in excess	Retained	comprehensive	stockholders’
	par value	Shares	par value	of par value	earnings	(loss) income	equity

Balance at January 1, 2005 RESTATED	$—	5,601,101	$560	$27,910	$73,386	$23,697	$125,553
Common stock awards	—	54,729	5	399	—	—	404
Common stock issued with acquisition	—	118,072	11	2,489	—	—	2,500
Employee stock purchase plan purchases	—	5,507	1	107	—	—	108
Exercise of stock options	—	202,599	21	2,671	—	—	2,692
Warrants issued	—	—	—	488	—	—	488
Directors deferred stock	—	—	—	290	—	—	290
Comprehensive income:	—	—	—	—	—	—	—
Net loss for the year	—	—	—	—	(38,920)	—	—
Currency translation adjustment	—	—	—	—	—	(11,622)	—
Total comprehensive income	—	—	—	—	—	—	(50,542)

Balance at December 31, 2005	$—	5,982,008	$598	$34,354	$34,466	$12,075	$81,493
Common stock awards	—	10,747	1	549	—	—	550
Employee stock purchase plan purchases	—	5,636	1	110	—	—	111
Exercise of stock options	—	36,167	3	398	—	—	401
Directors deferred stock compensation	—	—	—	128	—	—	128
Issue of stock options	—	—	—	367	—	—	367
Warrants issued	—	—	—	374	—	—	374
Comprehensive income:	—	—	—	—	—	—	—
Net loss for the nine months	—	—	—	—	(6,252)	—	—
Currency translation adjustment	—	—	—	—	—	3,957	—
Total comprehensive income	—	—	—	—	—	—	(2,295)

Balance at September 30, 2006	$—	6,034,558	$603	$36,280	$28,214	$16,032	$81,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Nine Months ended September 30,
	2006	2005 RESTATED
Cash flows from operating activities
Net loss	$(6,252)	$(16,599)
Adjustments to reconcile net loss to net cash used in operating activities
Cumulative effect of accounting change	—	5,372
Depreciation and amortization	5,861	3,724
Amortization of debt discount and debt issue costs	1,593	152
Unrealized gain on forward contracts	(1,212)	(1,418)
Loss on sale of fixed assets	412	—
Gain related to fair value of notes and warrants	(5,204)	—
Provision for estimated losses on contracts	295	649
Tax benefit of stock options exercised	(28)	—
Deferred taxes	1,039	(2,905)
Common stock and option awards	933	227
Deferred director stock awards	128	—
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Restricted cash	(1,644)	2,314
Accounts receivable	1,758	15,675
Costs and accrued earnings on uncompleted contracts	4,011	(8,226)
Inventories	(174)	1,700
Prepaid and other current assets	2,010	(3,840)
Accounts payable, accrued liabilities and customer deposits	(6,433)	(19,143)
Deferred compensation	27	43
Income taxes	(457)	(3,658)

Net cash used in operating activities	(3,337)	(25,933)

Cash flows from investing activities
Capital expenditures	(4,503)	(5,460)
Acquisitions, final payment	(473)	—

Net cash used in investing activities	(4,976)	(5,460)

Cash flows from financing activities
Principal payments on long-term borrowing	(14,000)	(2,250)
Debt issue costs	(1,908)	—
Repayment on capital lease obligations	(1,324)	(1,997)
Proceeds from issuance of long-term debt	30,000	—
Net increase (decrease) in short-term borrowings	4,715	2,303
(Decrease) increase in bank overdraft facility	1,934	12,922
Proceeds from employee stock purchases	95	64
Proceeds from option exercises	429	2,691

Net cash provided by financing activities	19,941	13,733

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,628	(17,660)

Effects of exchange rate changes on cash	593	(2,310)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,221	(19,970)

Cash and cash equivalents at beginning of period	7,803	27,940

Cash and cash equivalents at end of period	$20,024	$7,970

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	3,300	734
Taxes	1,343	3,661

Supplemental Disclosures of Non-cash Investing and Financing activities
Warrants issued in conjunction with senior secured credit facility	2,387	—
Capital leases	1,281	1,840
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2005 Form 10-K/A filed with the Securities and Exchange Commission, except for the adoption of FAS 123R, Stock-based Compensation, as disclosed in Note 11. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for a fair presentation for the periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the operating results for the full year.
It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K/A) for the period ending December 31, 2005.
Liquidity and Cash Flows
The Company reported net income of $2,492 in the quarter ended September 30, 2006 and a net loss of $6,252 for the nine months ended September 30, 2006. The net loss for the quarter ended September 30, 2005 was $6,666 (Restated) and $16,599 (Restated) for the nine months ended September 30, 2005. Income for the three months ended September 30, 2006 and for the nine months ended September 30, 2006 includes a gain of $4,190 and $5,204, respectively for the gains on the fair value of Senior Convertible Notes and warrants. The cash used in operating activities in the nine months ended September 30, 2006 was $3,337 as compared to $25,933 (Restated) of cash used in the nine months ended September 30, 2005. For the full year ended December 31, 2005, the Company used $22,229 of cash in operating activities. The Company had a September 30, 2006 balance of cash and cash equivalents of $20,024 and restricted cash of $9,526. The Company closed a $30,000 convertible debt facility in March 2006. Proceeds net of debt issue costs were approximately $28,000. $15,200 was used to retire existing debt – including the Patriot facility. The remaining $12,800 was available to be used in 2006 to fund working capital needs.
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
The Company is evaluating a variety of options to increase its liquidity in the fourth quarter of 2006 and into early 2007:
•	The Company intends to have in place, and is in the process of negotiating, a domestic line of credit, or other facility, that will provide $4,000 to $5,000 of immediate liquidity with a provision to accordion up to $20,000 based on financial performance in subsequent periods. This will be contingent on successful registration of the March 2006 issue of convertible debentures and warrants. The Company filed the S-1 to register these securities on November 7, 2006.

•	The Company is exploring possible asset backed financing from local banks in Marshall, TX. This will be contingent on successful registration of the March 2006 convertible debentures and warrants.

•	The Company is in discussions with the holders of the convertible debentures and other investors on a potential offering of 5-10M$ of subordinated notes.

•	The Company is in discussions with the MECAR SA banking group to allow MECAR SA to repay ADG approximately 5M$ in intercompany loans and 2006 past due management fees.

•	The Company is evaluating the disposition of certain non strategic assets.

•	The Company has the option of receiving dividends from excess cash from its VSK Group at year end.

•	The Company may further consolidate its California operations to continue to reduce operating expenses.
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
The Company operates in two primary operating segments, one other segment and corporate, which are outlined below:

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
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
Restatements of Financial Results The results presented for the period ended September 30, 2005 have been restated from the original 10-Q filed for the applicable period. The restatement provided in this Form 10-Q corrects amounts previously reported in Allied’s 10-Q for the period ended September 30, 2005 for certain errors related to incorrect currency rates used to translate MECAR, S.A.’s U. S. Dollar denominated assets and liabilities into its functional currency; its failure to comply with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, regarding hedge accounting for contracts entered in 2005; and for the grant of stock options to certain officers in 2002 for which the actual accounting measurement date was after the measurement dates used by the Company to record such awards. In addition, in 2005 the Company changed its methodology of applying the percentage of completion method for the recognition of revenue in an effort to better reflect the revenue recognized during the life of a sales contract and this change is reflected in the restated financial results for the three and nine months ended September 30, 2005. The Restatement also corrected the classification of MECAR’s bank overdraft facility from an operating activity for cash flow purposes to a financing activity. In addition, the bank overdraft facility was reclassified from accounts payable to a designated line on the balance sheet. These matters are described in greater detail in the Company’s Form 10-K for the period ended December 31, 2005.
This restatement results in the following adjustments to the Unaudited Condensed Consolidated Financial Statements for the quarter ended September 30, 2005.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
Selected Consolidated Statements of Earnings Data:
Three months ended September 30, 2005

		Impact From
		Foreign		Impact of
		Currency	Impact from	Revenue
		Translation	Compensation	Recognition	As Previously
	RESTATED	(1)	Expense (2)	(3)	Reported in 10-Q
Revenues	$26,819	$(78)	$—	$3,421	$23,476

Cost of Sales	26,994	—	—	6,717	20,277

Operating Income (loss)	(8,735)	(79)	—	(3,295)	(5,360)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(9,124)	(353)	—	(3,295)	(5,476)

Income tax expense (benefit)	(2,363)	(59)	—	(1,120)	(1,184)
Cumulative effect of change in the application of accounting principle	95	—	—	95	—

Net earnings (loss)	$(6,666)	$(294)	$—	$(2,080)	$(4,292)

Earnings (loss) per share – Basic & Diluted:

Loss before cumulative effect of change in the application of accounting principle	$(1.17)	$(0.05)	$—	$(0.39)	$(0.74)

Cumulative effect of change in the application of accounting principle	$0.02	—	$—	$0.02	—

Net income (loss)	$(1.15)	$(0.05)	$—	$(0.36)	$(0.74)

Weighted Average number of common shares (4):
Basic	5,798,619				5,780,911
Diluted	5,798,619				5,780,911

(1)	Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.

(2)	Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in September 2002.

(3)	Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary.

(4)	Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
Nine months ended September 30, 2005

		Impact From
		Foreign
		Currency	Impact from	Impact of	As Previously
		Translation	Compensation	Revenue	Reported in
	RESTATED	(1)	Expense (2)	Recognition (3)	10-Q
Revenues	$76,995	$(1,056)	$—	$12,418	$65,633

Cost of Sales	65,165	(34)	—	14,246	50,953

Operating Income (loss)	(15,766)	(1,022)	(36)	(1,827)	(12,881)
Earnings before income taxes and the cumulative effect of change in application of accounting principle	(16,774)	(1,589)	(36)	(1,825)	(13,324)

Income tax expense (benefit)	(5,547)	(647)	(12)	(621)	(4,267)
Cumulative effect of change in the application of accounting principle	(5,372)	—	—	(5,372)	—

Net loss	$(16,599)	$(942)	$(24)	$(6,576)	$(9,057)

Earnings (loss) per share – Basic & Diluted:

Loss before cumulative effect of change in the application of accounting principle	$(1.98)	$(0.17)	$—	$(0.21)	$(1.60)

Cumulative effect of change in the application of accounting principle	$(0.95)	$—	$—	$(0.95)	$—

Net loss	$(2.93)	$(0.17)	$—	$(1.16)	$(1.60)

Weighted Average number of common shares (4):
Basic	5,663,856				5,674,740
Diluted	5,663,856				5,674,740

(1)	Impact of correcting for the failure to comply with the documentation requirements of FAS 133, hedge accounting, for changing the exchange rates to period end spot rates at the Company’s MECAR subsidiary for its foreign currency transactions and other adjustments related to sales contracts.

(2)	Impact of correcting the measurement date for options granted in February 2002 by the Compensation Committee of the Board of Directors of the Company that were subject to subsequent stockholder approval that was obtained in September 2002.

(3)	Impact of change in accounting principle on revenue recognition at the Company’s MECAR subsidiary.

(4)	Shares Outstanding for the period were restated to correct for deferred compensation for the outside directors that was stock based that had been incorrectly excluded from the earnings per share calculation in the period.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
Cash Flow Information.
The cash flow statement for the nine months ended September 30, 2005 has been restated to reflect a reclassification of a bank overdraft facility from operating cash flows to financing cash flows.

			As previously
	RESTATED	ADJUSTMENT	reported in 10-Q
Nine months ended September 30, 2005
Cash flows from operations:
Accounts payable, accrued liabilities and customer deposits	$(19,143)	$(12,922)	$(6,221)*
Cash flows from financing:
Borrowings on bank overdraft facility	$12,922	$12,922	—

*	The “As previously reported in 10-Q” amount has been adjusted for the impact of foreign currency translation and other restatement adjustments of $7,608.
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
Fair value hedges
Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company uses foreign currency forward contracts to minimize the foreign currency exposures with debt, which are payable in U.S. Dollars rather than the Euro. At September 30, 2006, the VSK Group designated a forward contract as a fair value hedge with a notional amount of $200 and the fair value of the contracts was a liability of $3. The derivative was entered into on August 1, 2005 and expires July 20, 2007. There were no net gains or losses realized during the three months ended September 30, 2006 and September 30, 2005 from hedge ineffectiveness or from firm commitments that no longer qualify as fair value hedges.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
Cash flow hedges
Cash flow hedges are hedges that offset the changes of expected future cash flows. The Company has not designated any hedging relationships as cash flow hedges.
Derivatives not designated as hedges
The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers at its MECAR subsidiary. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. Dollars rather than the Euro, which is MECAR’s functional currency. The Company’s accounting for foreign currency exchange contracts entered into at MECAR did not comply with the guidelines of FAS 133 for hedge accounting. As such, unrealized gains or (losses) from the derivative contracts are recognized as a component of revenues and amounted to $248 and $3,473 (Restated) for three months ended September 30, 2006 and September 30, 2005, respectively. Unrealized gains from the derivative contracts amounted to $1,212 and $1,418 (Restated) for the nine months ended September 30, 2006 and September 30, 2005, respectively.
Counterparty credit risk
The Company’s foreign exchange forward contracts expose the Company to credit risks to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.
NOTE 4 – ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Accounts receivable at September 30, 2006 and December 31, 2005 are comprised as follows:

	September 30, 2006	December 31, 2005
Direct and indirect receivables from foreign governments	$6,235	$1,777
Commercial and other receivables, less allowance for doubtful receivables of $647 in 2006 and $214 in 2005	11,093	16,770

	$17,328	$18,547

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
Costs and accrued earnings on uncompleted contracts totaled $33,209 and $35,178 at September 30, 2006 and December 31, 2005, respectively. The revenue recognized on contracts in progress for the three and nine months ended September 30, 2006 were $17,349 and $65,958. The revenue recognized on contracts in progress for the three and nine months ended September 30, 2005 were $19,136 (Restated) and $52,670 (Restated), respectively.
NOTE 5 – INVENTORIES
Inventories at September 30, 2006 and December 31, 2005 are comprised as follows:

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)

	September 30, 2006	December 31, 2005
Raw materials	$16,865	$14,942
Work in process	17,474	19,265
Finished goods	2,613	1,755

Gross inventory	36,952	35,962

Less reserves for obsolescence	(1,432)	(1,662)

Net inventory	$35,520	$34,300

NOTE 6 – GOODWILL
The Company had goodwill of $17,462 and $16,698 at September 30, 2006 and December 31, 2005, respectively. The goodwill at September 30, 2006 is comprised of $14,680 related to the ES Segment, $1,395 related to the AWE Segment and $1,387 related to Other. The change in goodwill during the nine month period ended September 30, 2006 was due to the final payment for GMS acquisition that increased goodwill by $473 and a currency translation adjustment.
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
NOTE 7 – BANK OVERDRAFT CREDIT FACILITY
MECAR is obligated under an agreement (the Agreement), modified in March 2006, with its foreign banking syndicate that provides credit facilities of up to approximately 43,000 Euros (approximately $51,000) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for tax prepayments and working capital. The Agreement requires that MECAR maintains certain net worth and working capital covenants. As of September 30, 2006 and December 31, 2005, MECAR was not in compliance with the facility covenants. The Company is in the process of renegotiating the terms and covenants of the Agreement. The banks continue to lend cash and extend guarantees while the renegotiation is taking place. New terms are expected to be in place by December, 2006. The portion of this credit facility that was extended for bank overdrafts was $18,133 and $15,086 at September 30, 2006 and December 31, 2005, respectively.
NOTE 8 — LONG-TERM DEBT
Long-term obligations as of September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005
Fair value of Senior subordinated convertible notes	$24,109	$—
Short-term debt expected to be refinanced, less unamortized discount	—	13,539
Note related to GMS acquisition, less unamortized discount	6,387	6,173
Mortgage loan agreements	164	193
Loan for CMS Security Systems acquisition	100	200
Other notes payable	7,309	618
Capital leases and other	3,572	4,978

Total long-term debt	41,641	25,701
Less current maturities	(10,611)	(4,342)

Long-term debt, less current maturities and unamortized discount, including short-term debt to be refinanced	$31,030	$21,359

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
Senior subordinated convertible notes. On March 9, 2006, the Company entered into a Securities Purchase Agreement with several purchasers for the private placement of senior subordinated convertible notes (the “Notes”) in the principal amount of $30,000 and related warrants to purchase common stock of the Company (the “Transactions”). In connection with the Transactions, the Company entered into a Registration Rights Agreement with the purchasers to file a registration statement to cover the resale of the common stock related to the Notes and warrants. In connection with the Transactions, the Company paid debt issue costs of $1,908 in cash and issued warrants with a fair value of $374 on the date of issue. These debt issue costs are being amortized over the term of the Notes and warrants. The Company recorded $114 and $267 of interest expense related to the amortization of debt issue costs for the three months and nine months ended September 30, 2006, respectively. At September 30, 2006 the debt issue costs had an unamortized balance of $2,015.
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
The Company determined that the Notes are hybrid instruments and the warrants are derivatives that should be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The Notes were deemed to have embedded derivatives within the terms of the agreement and such derivatives were bifurcated from the Notes. In March, 2006, the Company adopted SFAS 155, “Accounting for Certain Hybrid Instruments”, which allows the Company to make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value after having identified all embedded derivative features contained in a hybrid instrument. The Company identified and documented the embedded derivative features, and then irrevocably elected to measure and carry the notes at fair value. At March 9, 2006, the date of issue, the Company determined the fair value of the Notes and warrants issued in the transaction had fair values of $29,120 and $2,013, respectively. A loss at the date of issuance of $1,133 was recorded. At September 30, 2006, the Company determined the fair value of the Notes and warrants was $24,109 and $687, respectively and a cumulative gain of $6,337 was recorded from the inception date, March 9, 2006. For the three months and nine months ended September 30, 2006, the net gain related to the fair value of Notes and warrants was $4,190 and $5,204, respectively.
The Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The warrants did not meet the requirement for equity classification in accordance with SFAS 133, “Accounting for Derivatives and Hedging Activities”, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as a derivative instrument and are being recorded and carried at the fair value of the instrument.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
Notes payable. On May 28, 2004 the Company obtained a senior loan facility from an accredited lender under which the Company could borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. An additional draw of $12,000 was made against this facility in November 2005, which was used for the acquisition of GMS. All loans under the facility bore interest at the rate of 11.5% per year payable quarterly. Principal was payable in sixty equal monthly payments that commenced in late December 2005. The Company paid a fee on the unused portion of the facility. Warrants exercisable at $0.01 per share to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. In November 2005, warrants exercisable at $0.01 per share to purchase 24,000 shares were issued pursuant to the senior loan facility and were valued at $487. All warrants issued in conjunction with this facility have an expiration date of May 28, 2012. The facility was secured by first priority security interest, subject only to permitted liens, in substantially all of the Company’s domestic tangible and intangible assets. The Company also incurred $860 of closing costs related to this note payable. The note draw down period extended to November 28, 2005 and the five year amortization period began at that time. The final payment on the note was scheduled for October 2010. At December 31, 2005, the Company was not compliant with the covenants of this facility. The facility was paid in full and refinanced in March 2006. This note has been classified, in accordance with SFAS No. 6, “Classification of Short Term Obligations Expected to be Refinanced” as long term debt as of December 31, 2005.
Loan for Global Microwave Systems acquisition. On November 1, 2005, the Company entered into a $6,700 loan to fund the acquisition of GMS. The note was taken back by the seller. There are no significant covenants. The loan is payable in equal annual installments over three years bearing interest at the rate of 7.5% per year payable quarterly. The unamortized discount on the note was $313 and $527 at September 30, 2006 and December 31, 2005, respectively.
Mortgage Loan Agreements. The Company is obligated on several mortgages on the VSK Group’s buildings which have a total balance due of $164 and $193 at September 30, 2006 and December 31, 2005, respectively. The notes are secured by the asset that has been financed. There are no significant covenants. The mortgages mature at various dates through 2009, plus interest at rates ranging from 3.9% to 4.5% per year.
Loan for CMS Security Systems acquisition. The VSK Group entered into a $300 loan to fund the acquisition of CMS Security Systems. The loan is payable in equal installments on August 1, 2005, 2006, and 2007. At September 30, 2006 $100 was owed on this loan as compared to $200 at December 31, 2005.
Other notes payable. At September 30, 2006 and December 31, 2005, MECAR borrowed $7,042 and $592, respectively, related to a carve out of the overdraft facility with one of the banks in their banking facility. In addition, SeaSpace has a note for the purchase of intellectual property with a balance of $250 at September 30, 2006 and December 31, 2005. At December 31, 2005, the $250 balance was included in the Capital lease and other category. SeaSpace will commence payment when the intellectual property documentation process is complete. This is expected to occur in the first quarter of 2007. Also, NSM had a note for machinery and vehicles of $17 and $26 at September 30, 2006 and December 31, 2005, respectively.
Capital lease and other. The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2011.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
NOTE 9 – INCOME (LOSS) PER SHARE
Basic income (loss) per share excludes potential common shares and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted income (loss) per share for the three and nine months ended September 30, 2006 and 2005, respectively:

	Three months ended		Nine months ended
	September 30,		September 30,
		Restated		Restated
	2006	2005	2006	2005
Net income/(loss) before Cumulative Effect of Change in Accounting Principle	$2,492	$(6,761)	$(6,252)	$(11,227)
Cumulative Effect of Change in Accounting Principle	—	95	—	(5,372)

Net Income/(loss)	$2,492	$(6,666)	$(6,252)	$(16,599)

Weighted average number of basic shares	6,059,989	5,798,619	6,039,940	5,663,856
Warrants	31,983	—	—	—
Stock Options	73,474	—	—	—

Weighted average number of diluted shares	6,165,446	5,798,619	6,039,940	5,663,856

Basic income/(loss) per share before Cumulative Effect of Change in Accounting Principle	$0.41	$(1.17)	$(1.04)	$(1.98)
Cumulative Effect of Change in Accounting Principle	—	0.02	—	(0.95)

Net income/(loss) per share	$0.41	$(1.15)	$(1.04)	$(2.93)

Diluted income/(loss) per share before Cumulative Effect of Change in Accounting Principle	$0.40	$(1.17)	$(1.04)	$(1.98)
Cumulative Effect of Change in Accounting Principle	—	0.02	—	(0.95)

Net income/(loss) per share	$0.40	$(1.15)	$(1.04)	$(2.93)

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
For the nine months ended September 30, 2006 the Company has excluded convertible debentures, stock options and warrants of 1,133,787, 102,038 and 299,624, respectively, since their effect would be anti-dilutive. At September 30, 2005 stock options and warrants of 159,221 and 19,000, respectively, have been excluded from the calculation of diluted shares since their impact would be anti-dilutive.
NOTE 10 — COMPREHENSIVE INCOME (LOSS)
A summary of the components of Comprehensive Income (Loss) for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30
	2006	2005	2006	2005
		Restated		Restated
Net income/(loss)	$2,492	$(6,666)	$(6,252)	$(16,599)
Currency Translation Adjustment	1,097	(3,281)	3,957	(13,895)

Comprehensive income/(loss)	$3,589	$(9,947)	$(2,295)	$(30,494)

The currency translation adjustment for the three and nine months ended September 30, 2006 and 2005 resulted from the change in the Euro during the respective periods.
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
The Company previously accounted for its share-based compensation using the intrinsic value method as defined in APB 25, “Accounting for Stock Issued to Employees”. Prior to January 1, 2006, share-based employee compensation cost reflected in the net earnings of the Company reflected the intrinsic value of the options on the measurement date recognized over the vesting period. Share-based compensation, under APB 25 was $0 and $36 for the three and nine months ended September 30, 2005.
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
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
Total share-based compensation was $363 and $933 (including outside directors compensation of $108) for the three months and nine months ended September 30, 2006, respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
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
As of September 30, 2006, the total compensation cost related to unvested stock-based awards that had not been recognized was approximately $1,034. This cost will be amortized on a straight-line basis over a weighted average period of approximately 34 months.
As a result of the adoption of SFAS 123R effective January 1, 2006, the Company’s net loss for the three months and nine months ended September 30, 2006, was approximately $255 and $825 higher, respectively, than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted income per share for the three months ended September 30, 2006 would have been $0.45 and $0.44 if the Company had not adopted SFAS 123R, as compared to the reported basic and diluted income per share of $0.41 and $0.40. For the nine months ended September 30, 2006, the basic/diluted loss per share, if the Company had not adopted SFAS 123R, would have been ($0.90) as compared to the reported basic and diluted loss per share of ($1.04).
The following table presents the effect on net income and earnings (loss) per share for the three months ended September 30, 2005, as if the fair-value based method had been applied for all outstanding and unvested awards for period before the Company adopted SFAS 123R:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
(Dollars in thousands, except per share amounts)	Restated	Restated
Reported net loss	$(6,666)	$(16,599)
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(91)	(248)

Pro forma net loss	$(6,757)	$(16,847)

Basic and diluted loss per share:
Reported loss per share	$(1.15)	$(2.93)
Compensation costs, net of tax	(0.02)	(0.04)

Pro forma basic loss per share	$(1.17)	$(2.97)

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
During the nine months ended September 30, 2006, the Company granted no options but did grant 8,300 nonvested shares of its common stock. During the nine months ended September 30, 2005, the Company granted options to purchase 120,000 shares of its common stock and 30,046 nonvested shares of common stock. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the dates of grant during the nine months ended September 30, 2005 were $8.42. The weighted average assumptions used in the model for the three months and nine months ended September 30, 2005 were as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
Risk free interest rate	4.08%	4.08%
Expected volatility rate	44.62%	44.62%
Expected lives – years	5	5
Dividend yield	—	—
The risk free interest rate is equal to the U.S. Treasury Bill rate for the auction closest to period end. The expected volatility is calculated from the Company’s weekly closing stock price starting with the period end date and going back five years. The expected lives in years is the vesting period for most of the stock option grants in the period with vesting periods based on the assumption and on general Company experience that the options will be exercised upon vesting.
The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.
Information pertaining to option activity for the nine months ended September 30, 2006 is as follows (aggregate intrinsic value in thousands):

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Options	Price	(in years)	Intrinsic Value*
Outstanding-beginning of year	507,667	$16.94
Granted	—	—
Exercised	36,167	11.87
Forfeited	—	—

Outstanding at September 30, 2006	471,500	$17.33	3.74	$—

Exercisable at September 30, 2006	378,500	$16.27	3.83	$63

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $16.44 at September 30, 2006.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
The following table summarizes options outstanding at September 30, 2006:

			Weighted Average	Exercisable
Number	Range of	Weighted Average	Remaining	Number of	Weighted Average
Outstanding	Exercise Prices	Exercise Prices	Contractual Term	Options	Exercise Prices
100,000	$7.88 to $8.63	$8.63	4.25 Years	100,000	$8.63
40,000	$9.01 to $14.90	$14.90	1.58 Years	32,000	$14.90
331,500	$16.40 to $25.00	$20.25	3.84 Years	246,500	$20.25

471,500	$7.88 to $25.00	$17.33	—	378,500	—

The following table summarizes restricted stock (nonvested) shares outstanding as of September 30, 2006

		Weighted- Average Grant
Restricted Stock	Shares	Date Fair Value
Restricted at January 1, 2006	51,793	$22.99
Granted	8,300	$21.53
Vested	(10,997)	$22.71
Forfeited	(2,464)	$22.33

Restricted shares at September 30, 2006	46,632	$22.83

As of September 30, 2006, there was approximately $596 of total unrecognized compensation cost related to restricted share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.7 years.
The intrinsic value of stock options exercised for the nine months ended September 30, 2006 was $365. Cash received for the exercise of these options was $429 with a tax benefit of $28. The intrinsic value of stock options exercised for the nine months ended September 30, 2005 was $1,990. Cash received for the exercise of these options was $2,691 and no tax benefit was recognized.
NOTE 12 — INDUSTRY SEGMENTS

	Three months ended		Nine months ended
	September 30,		September 30
	2006	2005	2006	2005
		Restated		Restated
Revenues from external customers
Ammunitions & weapons effects	$14,353	$16,736	$56,240	$44,112
Electronic security	10,736	8,071	33,614	28,243
Other	2,123	2,012	4,822	4,640

	$27,212	$26,819	$94,676	$76,995

Segment income/(loss) before provision for income taxes and cumulative effect of change in accounting principle:		Restated		Restated
Ammunitions & weapons effects	$1,335	$(7,702)	$(3,027)	$(14,002)
Electronic security	(294)	(245)	(526)	368
Other	71	(345)	(928)	(1,528)
Corporate	2,117	(832)	(1,034)	(1,612)

	$3,229	$(9,124)	$(5,515)	$(16,774)

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
NOTE 13 – PROVISION FOR TAXES
As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2006 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months and nine months ended September 30, 2006 and 2005. For the three month and nine month periods ending September 30, 2006, the Company’s consolidated annualized effective tax rate was 23% and (13%), respectively. For the three month and nine month periods ending September 30, 2005, the Company’s consolidated annualized effective tax rate was 26% and 33%, respectively.
The decrease in the annualized effective tax rate for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 was due primarily to management’s decision not to record a tax benefit on the U.S. net operating losses. The Company has maintained a full valuation allowance on its U.S. net deferred assets.
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
Overview
Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. Allied operates in two (2) primary and one (1) other segment.
•	Ammunition & Weapons Effects segment consists of MECAR, located in Belgium, MECAR USA, located in Marshall, TX, and Titan Dynamics, located in Marshall, TX. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA became operational in late 2005 and is pursuing contracts from U.S. and foreign governments for ammunition and pyrotechnics devices with a focus on the 105MM market. Titan designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices.

•	Electronic Security segment consists of the VSK Group, located in Belgium and California, and NSM and GMS both located in or near San Diego, California. The VSK Group consists of VSK Electronics N.V., which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A., which installs security systems; Intelligent Data Capturing Systems N.V., which manufacturers integrated video systems; VIGITEC S.A., which installs networked video surveillance systems; and CMS Security Systems which manufactures access control systems. NSM designs, manufactures, installs and services military surveillance products and integrated systems for the law enforcement community, agencies of the Department of Homeland Security and the Department of Defense. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.

•	Other segment consists of the formerly named Environmental Safety & Security segment and provides products in the area of environmental monitoring and consists solely of SeaSpace. SeaSpace designs, manufactures, distributes and services weather and environmental satellite ground reception systems and manufactures and markets a line of antenna systems.
Allied, the parent company provides management and business development services to its subsidiaries and has no operating activities.
Allied had net income of $2,492 and net loss of $6,252 for the three and nine months ended September 30, 2006, respectively, compared to a net losses of $6,666 (Restated) and $16,599 (Restated) for the comparable periods of 2005. The net loss before the cumulative effect of change in the application of accounting principle was $6,761 and $11,227 for the three and nine months ended September 30, 2005. The Company has a backlog of $57,618 at September 2006, which represents a 43% decrease from the September 2005 backlog of $100,993.
The Company had an operating loss of $7,260 in the nine months ended September 30, 2006 as compared to $15,766 in the prior period. The Company’s main focus is to return to profitability. The Company is concentrating on growing backlog and revenue and on reducing costs and investing in capital outlays only when prudent. Two expanded, headquarters based, business development groups have been in place since the end of the first quarter focused on both the AWE and ES segments. In the fourth quarter of 2005, the Company completed its expansion in Marshall, Texas and now has the ability to load, assemble and pack (LAP) ammunition in Texas which will allow the AWE segment to compete in the U.S. ammunition marketplace. From an operational point of view, the Company has undergone a consolidation at the Marshall, Texas operations and at its California subsidiaries. The Company will now look to reduce costs at its Belgian operations. The Company is also looking to expand its available capital in order to meet its strategic initiatives as more fully discussed in this Form 10-Q under the heading “Liquidity and Cash Flows”.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
Results of Operations for the Three Months Ended September 30, 2006 and 2005
The table below shows, for the three months ended September 30, 2006 and 2005, certain items from Allied’s condensed consolidated statements of operations expressed as a percentage of revenue:

	Three months ended September 30
	2006	2005
		Restated
Revenue	100.0%	100.0%
Cost and expenses
Cost of sales	53.2	100.7
Selling and administrative	38.3	27.0
Research and development	8.1	4.9

Operating income/(loss)	0.4	(32.6)

Other income (expense)
Interest income	1.8	0.3
Interest expense	(5.0)	(1.5)
Gain (loss) from fair value of notes and warrants	15.4	—
Other – net	(0.7)	(0.2)

Income/(loss) before income taxes	11.9	(34.0)

Income tax expense (benefit)	2.7	(8.8)

Net income (loss) before cumulative effect of change in accounting principle	9.2	(25.2)
Cumulative effect of change in accounting principle	—	0.4

Net income/(loss)	9.2%	(24.8)%

Revenue. Allied had revenue of $27,212 in the three months ended September 30, 2006, which was 1% more than its revenue in the same period of 2005.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
		Percentage		Percentage
	Amount	of total	Amount	of total
			Restated
Ammunition & Weapons Effects	$14,353	53%	$16,736	62%
Electronic Security	10,736	39%	8,071	30%
Other	2,123	8%	2,012	8%

	$27,212	100%	$26,819	100%

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
Ammunition & Weapons Effects (“AWE”) Segment revenue for the third quarter of 2006 decreased $2,383 (14%) from the prior period due to lower revenues at MECAR. Revenues for the three months ended September 30, 2006 included $12,622 of revenues at MECAR, $1,517 of revenues at Titan and $214 of revenues from MECAR USA, as compared to $15,868 in revenues for MECAR, $868 in revenues for Titan, and no revenues for MECAR USA in the prior period. The decrease was driven by a lower volume of MECAR contracts in process during the quarter. In the earlier part of 2006, MECAR was completing contracts that were carried over from 2005. The reduction resulted from inability to replace those contracts in the third quarter. The revenues for the Marshall, TX operations were up approximately 100% year to year based on an initial ramp up in activity at that facility. Within the AWE segment, MECAR represented 88% or $12,622 of the revenue and the Marshall facility represents 12% or $1,731 of the revenue. Based on a constant 2005 currency exchange rate for the quarter, the decrease in the third quarter of 2006 would have been $2,706, or 16%, as compared to 2005 revenues for the AWE segment.
Revenues for the Electronic Security (“ES”) Segment increased $2,665 (33%) from prior year levels. Revenues for the three months ended September 30, 2006 included $6,774 of revenues at VSK, $2,390 of revenues at NSM and $1,572 of revenues from GMS as compared to $6,815 of revenues at VSK, $1,256 of revenue at NSM and no revenues for GMS in the prior period. This increase resulted from the November 2005 acquisition of GMS and a 90% increase in revenue for the quarter at NSM offset by lower revenues of the Euro-based operations in the VSK Group. VSK represented 63% or $6,774 of the revenue as compared to 37% or $3,962 for the U.S.-based operations of GMS and NSM. The increase in revenues at NSM resulted from increased contracts on an integrated system rather than component basis. The prior period was considerably lower due to a slow down from federal law enforcement agencies. Based on a constant 2005 currency exchange rate, VSK revenues would have had a decrease of $117 or 2% from 2005 levels.
Cost of Sales. Cost of sales as a percentage of sales for the three months ended September 30, 2006 was 53% compared with 101% for the same period in 2005.
Cost of Sales as Percentage of Sales by Segment

	Three months ended
	September 30
	2006	2005
		Restated
Ammunition & Weapons Effects (AWE)	60%	121%
Electronic Security (ES)	46%	69%
Other	44%	61%

Total	53%	101%
Cost of Sales for the AWE Segment was $8,654 (60% of revenues) in 2006 as compared to $20,173 (121% of revenues) in 2005. The change in cost of sales is mainly due to activity at MECAR. The reduction in cost of sales as a percentage of revenues resulted from one contract in the prior period that had high manufacturing costs in addition to manufacturing variances that were included in inventory in the first six months of 2005 that were expensed in the third quarter of 2005. In addition, in 2006, the cost of sales as a percentage of revenues were lower than the prior period because 2006 had the benefit of a large higher margin contract with one of MECAR’s largest customers that commenced in late 2005. Gross profit for the AWE segment was $5,699 (40% of revenues) in 2006 and a loss of $3,437 (21% of revenues) in the prior period. Gross Profit for the three months ended September 30, 2006 consisted of $4,692 from MECAR, and $1,007 from the Texas facility operations including MECAR USA and Titan, as compared to a loss of $3,682 at MECAR and gross profit of $245 from the Texas facility in the prior period. The prior period loss resulted from manufacturing inefficiencies from material and labor costs on the contracts in progress. The Marshall facility had improved margins in the current period as margins went from 28% in the prior period to 58% in the current period as a result of the increased sales volume at that facility. In constant U.S. Dollars, based on 2005 currency exchange rates, the gross profit for MECAR increased $8,408 in the third quarter as compared to the prior year, which was not significantly different than the increase based on current exchange rates.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
Cost of Sales for the ES segment was $4,889 (46% of revenues) in 2006 as compared to $5,595 (69% of revenues) in 2005. Gross profit for the ES segment was $5,847 (54% of revenues) in 2006 as compared to $2,476 (31% of revenues) in 2005. Gross Margin for the three months ended September 30, 2006 consisted of $3,124 from VSK, $1,362 at NSM, and $1,361 at GMS as compared to $3,295 at VSK, and a loss of $819 from NSM in the prior period. GMS was acquired in November 2005 and was not included in the prior period. The increase in margins in the third quarter of 2006 as compared to 2005 is a result of improved margins at NSM and the full period of GMS margins which generally are higher than the margins of the existing ES businesses (GMS was acquired in November, 2005). NSM improved margins stemmed from a relatively high level of fixed production costs over a higher sales level in the current period. VSK margins were consistent with the prior period.
The Other segment had cost of sales of $941 (44% of revenues) in 2006 as compared to $1,225 (61% of revenues) in 2005. Gross profit for the Other segment was $1,182 (56% of revenues) in 2006 as compared to $787 (39% of revenues) in 2005. Improved margins resulted from reduced spending in the current period.
Selling and Administrative Expenses. Selling and Administrative expenses for the quarter ended September 30, 2006 increased $3,194 over the prior period. As a percentage of revenues, the current period’s Selling and Administrative expenses were 38% of revenues as compared to 27% in the prior year. The increase in spending is attributed to $889 increase in Corporate expenses, a $2,279 increase in the ES segment and a $138 increase in the AWE segment, offset by a decrease of $110 in Other.
The increase of $889 at the Corporate level resulted from the adoption of FAS 123R effective January 1, 2006 which resulted in a $187 non-cash charge related to increased compensation expense for stock options and restricted stock grants to employees, $220 of costs associated with a new corporate business development team and $585 of increased legal and accounting costs. The increased expenses were offset by reduced employee benefit expense in the current period.
The increase of $2,279 in the ES segment expense resulted from a quarter of expenses at GMS that were not in the prior period and increased spending at NSM. The selling and administrative expenses at NSM resulted from the timing of expenditures. GMS’s selling and administrative expenses in the current period were $1,205. VSK’s selling and administrative expenses for the three months ended September 30, 2006 were consistent with the prior period. In addition, amortization and depreciation expense increased $470 from the prior period mainly related to the acquisition of GMS.
The increase in the AWE segment resulted from the ramp-up of facility operations in Marshall, Texas offset by savings at MECAR. Overall, staffing at Marshall increased from 13 employees in 2005 to 49 employees in 2006.
Research and Development. Research and development costs increased 65% for the three months ended September 30, 2006 from 2005 levels to $2,192 or 8% of revenues. The Company plans to stabilize its rate of investment in research and product development expenditures for the balance of 2006 and early 2007.
Gain on fair value of Senior Subordinated Convertible Notes and warrants. On March 9, 2006, the date of issuance, the Company recorded a loss from the issuance of senior subordinated convertible notes and warrants of $1,133. For the three months ended September 30, 2006 the Company recorded a gain of $4,190 related to the calculated fair values of the Notes and warrants as of that date principally due to the decrease in the market value of the Company’s stock. See Note 8 for a description of this transaction.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
Other Income (Expense) Other expense increased $136 from the prior year as a result of the change in the foreign currency transactions at MECAR and the VSK Group, offset by bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor.
Interest Income. Interest income for the three months ended September 30, 2006 increased by $404 from 2005 levels. The increase resulted primarily from interest on the balances of cash at the business units.
Interest Expense. Interest expense for the three months ended September 30, 2006 was $1,353 as compared to expense of $404 in the prior period. This increase is partially due to the interest on the $30.0 million senior subordinated convertible notes issued in March 2006. In addition, in November 2005, the Company signed a note in conjunction with the acquisition of GMS with the seller for $6,700 face value. See Notes 7 and 8 of the financial statements for a description of the Company’s debt obligations.
Pre-Tax Income (Loss)
Pre-Tax Income (Loss) by Segment Before
the Cumulative Effect of Accounting Change

	Three months ended
	September 30,
	2006	2005
		Restated
Ammunition & Weapons Effects	$1,335	$(7,702)
Electronic Security	(294)	(245)
Other	71	(345)
Corporate	2,117	(832)

	$3,229	$(9,124)

Ammunitions & Weapons Effects had pre-tax income of $1,335 for the three months ended September 30, 2006, versus a pre-tax loss of $7,702 for the comparable period in 2005. The improved results stemmed from improved operating results at MECAR. The prior year loss resulted from a delay of orders at MECAR while the current period benefited from a better mix of contracts than 2005.
Electronic Security Segment incurred a pre-tax loss for the three months ended September 30, 2006 of $294 as compared to a pre-tax loss of $245 in the comparable period in 2005. The California operations of the ES segment, both GMS and NSM, had pre-tax losses for the quarter ended September 30, 2006 of $1,088. VSK was profitable for the period although the pre-tax profit of $794 was $581 (42%) lower than the prior period. At GMS, the sales levels and relatively higher margins could not compensate for the operating expense level and increased depreciation expense that resulted from the acquisition of GMS in November 2005. The loss at NSM was reduced by $1,194 (74%) from the prior period as a result of increased revenues and improved margins.
The Other segment had pre-tax income of $71 as compared to a loss of $345 in the prior period due to lower operating costs as a result of cost cutting programs in the current period.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
Corporate segment pre-tax income for the three months ended September 30, 2006 was $2,117 compared to a loss of $832 in 2005 primarily as a result of the gain reported on the Senior Subordinated Convertible Notes and warrants issued in March 2006 of $4,190. Excluding this gain the loss would have $2,073 as compared to a loss in the prior period of $832. This increase in the loss, excluding the gain on the Notes and warrants, resulted from higher selling and administrative expenses in addition to higher interest expense.
Income Taxes. The effective income tax rate for the three months ended September 30, 2006 was 23% tax expense as compared to a tax benefit of 26% in the same period of 2005. The benefit recorded in the prior period resulted from the income producing ES operating units.
Net Income (Loss). The Company reported $2,492 net income for the three months ended September 30, 2006 compared with $6,666 net loss in the same period of 2005. The loss in 2005 includes a nonrecurring adjustment to the charge for the Cumulative Effect of Change in Accounting Principle of $95 income that represents the change in the currency rate from the initial adjustment date of January 1, 2005. A reduction in the operating loss in the current period matched with the gain on the Notes and warrants were the major reasons for the improved results in the current period.
Results of Operations for the Nine Months Ended September 30, 2006 and 2005
The table below shows, for the nine months ended September 30, 2006 and 2005, certain items from Allied’s condensed consolidated statements of operations expressed as a percentage of revenue:

	Nine months ended September 30
	2006	2005
		Restated
Revenue	100.0%	100.0%
Cost and expenses
Cost of sales	70.5	84.6
Selling and administrative	30.9	30.2
Research and development	6.2	5.6

Operating loss	(7.6)	(20.4)

Other income (expense)
Interest income	0.8	0.6
Interest expense	(5.4)	(1.9)
Gain (loss) from fair value of notes and warrants	5.5	—
Other – net	0.9	(0.1)

Loss before income taxes	(5.8)	(21.8)

Income tax expense (benefit)	0.8	(7.2)

Net loss before cumulative effect of change in accounting principle	(6.6)	(14.6)
Cumulative effect of change in accounting principle	—	(7.0)

Net loss	(6.6)%	(21.6)%

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
Revenue. Allied had revenue of $94,676 in the nine months ended September 30, 2006, which was 23% more than its revenue in the same period of 2005.

	Revenue by Segment
	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
		Percentage		Percentage
	Amount	of total	Amount	of total
			Restated
Ammunition & Weapons Effects	$56,240	59%	$44,112	57%
Electronic Security	33,614	36%	28,243	37%
Other	4,822	5%	4,640	6%

	$94,676	100%	$76,995	100%

Ammunition & Weapons Effects Segment revenue for the nine months ended September 30, 2006 increased $12,128 (27%) from the prior period due to higher revenues at MECAR. Revenues for the nine months ended September 30, 2006 included $53,517 of revenues at MECAR, $1,802 of revenues at Titan and $921 of revenues from MECAR USA, as compared to $42,410 from MECAR, $1,702 for Titan, and no revenues for MECAR USA in the prior period. The increase was driven by a significant contract that commenced in late 2005 from one of MECAR’s largest customers. In 2005, there was very low contract activity and most activity involved completion of contracts from earlier periods. The revenues for the Marshall, TX operations were up 60% year to year based on an initial ramp up in activity at that facility. Within the AWE segment, MECAR represented 95% or $53,517 of the revenue and the Marshall facility represents 5% or $2,723 of the revenue. Using a constant 2005 currency exchange rate for the nine months, the revenue increase in the nine months ended September 30, 2006 would have been an additional $825 or 2% as compared to 2005 revenues for the AWE segment.
Revenues for the Electronic Security Segment increased $5,371 (19%) from prior year levels. This increase resulted from the November 2005 acquisition of GMS and a 19% increase at NSM offset by lower revenues at the VSK Group. Revenues for the nine months ended September 30, 2006 included $21,117 of revenues from VSK, $6,699 of revenues from NSM and $5,798 of revenues from GMS, as compared to $22,623 of revenues from VSK, $5,620 of revenues at NSM and no revenues for GMS in the prior period. VSK represented 63% or $21,117 of the revenue as compared to 37% or $12,497 for the U.S.-based operations of GMS and NSM. The decrease in revenues at VSK resulted from lower sales with the European distribution network and export sales. Based on a constant 2005 currency exchange rate, VSK revenues would have had a decrease of $1,180 or 5% from 2005 levels, as compared to an actual decrease of $1,506 or 7%.
Cost of Sales. Cost of sales as a percentage of sales for the nine months ended September 30, 2006 was 71% compared with 85% for the same period in 2005.
Cost of Sales as Percentage of Sales by Segment

	Nine months ended
	September 30
	2006	2005
		Restated
Ammunition & Weapons Effects (AWE)	84%	104%
Electronic Security (ES)	51%	59%
Other	60%	56%

Total	71%	85%
Cost of Sales for the AWE Segment was $47,011 (84% of revenues) in 2006 as compared to $45,943 (104% of revenues) in 2005. The decreased cost of sales in the nine months ended September 30, 2006 resulted from the

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
increased revenue volume in the current period and high manufacturing costs in the prior year associated with one large contract. Gross profit for the AWE segment was $9,229 (16% of revenues) in 2006 and a loss of $1,831 (4% of revenues) in the prior period. Gross Profit for the nine months ended September 30, 2006 consisted of $7,755 from MECAR and $1,474 of gross profit from the Texas facility which includes the operations of both Titan and MECAR USA, as compared to a loss of $2,346 from MECAR and gross profit of $515 from the Texas facility in the prior period. In constant U.S. Dollars, based on 2005 currency exchange rates, the gross profit for MECAR would have been $7,875 in the nine months ended September 30, 2006 as compared to the $7,755 recorded by MECAR.
Cost of Sales for the ES segment was $17,035 (51% of revenues) in 2006 as compared to $16,635 (59% of revenues) in 2005. Gross profit for the ES segment was $16,579 (49% of revenues) in 2006 as compared to $11,608 (41% of revenues) in 2005. Gross Profit for the nine months ended September 30, 2006 consisted of $9,347 from VSK, $2,664 from NSM and $4,568 from GMS, as compared to $10,566 from VSK, $1,042 from NSM and no gross profit from GMS as it was acquired in November 2005. The improvement in margin in the nine months of 2006 as compared to 2005 resulted from the addition of GMS in 2006. GMS was acquired by the Company in November 2005 and generally has higher margin product than VSK and NSM. GMS’ margins for the nine months ended September 30, 2006 were $4,568 or 79% of revenues. Margins were 2% lower than the prior period at VSK, which stemmed from lower export sales mix in the current period.
The Other segment had cost of sales of $2,691 (56% of revenues) in 2006 as compared to $2,619 (56% of revenues) in 2005. Gross profit for the Other segment was $2,131 (44% of revenues) in 2006 and $2,021 (44% of revenues) in 2005.
Selling and Administrative Expenses. Selling and Administrative expenses for the nine months ended September 30, 2006 increased $6,031 over the prior period. As a percentage of revenues, the current period’s Selling and Administrative expenses were 31% as compared to 30% in the prior year. The increase in spending is attributed to $2,514 increase in Corporate expenses, a $1,110 increase in the AWE segment, a $2,748 increase in the ES segment, offset by a decrease of $341 in Other.
The increase of $2,514 at the Corporate level resulted from the adoption of FAS 123R effective January 1, 2006 which resulted in a $743 non-cash charge related to increased compensation expense for stock option and restricted stock grants to employees, increased costs associated with the new business development group of $460, increased legal and professional fees of $668, the start up costs of associated with the new consolidated benefits plan of $122 and higher travel and compliance costs of approximately $500 in 2006.
The increase of $1,110 in the AWE segment resulted from the ramp-up of facility operations in Marshall, Texas. In late 2005, the Company expanded the manufacturing capabilities at Texas to include ammunition products. At that time, a full administrative function was added to that facility to manage the expanded operations.
The increase of $2,748 in the ES segment selling and administrative expense resulted from the addition of GMS in the consolidated ES results. GMS was purchased in November 2005 and selling and administrative expenses for the nine months, including increased amortization associated with the acquisition, were $3,148. Selling and administrative expenses at NSM were $642 lower than the prior period as a reduced spending and consolidation savings with GMS. At VSK, selling and administrative expenses were $242 higher than the prior period.
Research and Development. Research and development costs increased 36% for the nine months ended September 30, 2006 from 2005 levels to $5,916 or 6% of revenues. The most significant increase resulted from GMS (acquired in November 2005) which was $1,290 for the nine months ended September 30, 2006. Most of the Company’s research and development expenditures are related to the ES segment and considered critical to those businesses’ ability to compete within that market. The Company plans to stabilize its rate of investment in research and product development expenditures for the balance of 2006 and early 2007.
Gain on fair value of Senior Subordinated Convertible Notes and warrants. On March 9, 2006, the date of issuance, the Company recorded a loss from the issuance of senior subordinated convertible notes and warrants of $1,133. For the nine months ended September 30, 2006, a cumulative gain of $6,337 was recorded. The gain related to

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
the calculated fair values of the Notes and warrants as of September 30, 2006 as compared to the fair value at issuance. See Note 8 for a description of this transaction.
Other Income. Other income increased $887 from the prior year as a result of the change in the foreign currency transactions at MECAR and the VSK Group, offset by bank charges related to MECAR’s performance bonds and advance payment guarantees, which are generally required under the terms of MECAR’s contracts with foreign governments and its distributor.
Interest Income. Interest income for the nine months ended September 30, 2006 increased by $291 from 2005 levels. This increase is attributed to more investing activities in the current period.
Interest Expense. Interest expense for the nine months ended September 30, 2006 was $5,070 as compared to 2005 expense of $1,441. This increase is due to the interest related to the $12.0 million draw on the Company’s Patriot/Wilton Senior Notes and a note signed with the previous owner of GMS for $6.7 million, both of which were used to finance the November 2005 acquisition of GMS. In addition in March 2006, the Company refinanced the Patriot/Wilton Senior Notes and $1,037 of amortization expense related to the write off of debt issue costs and discount on the Patriot facility were expensed in the current period. The Patriot facility was replaced by $30.0 million senior subordinated convertible notes issued on March 9, 2006 which also caused the increase in interest expense. See Notes 7 and 8 of the financial statements for a description of the Company’s debt obligations.
Pre-Tax Loss
Pre-Tax Income (Loss) by Segment Before
the Cumulative Effect of Accounting Change

	Nine months ended
	September 30,
	2006	2005
		Restated
Ammunition & Weapons Effects	$(3,027)	$(14,002)
Electronic Security	(526)	368
Other	(928)	(1,528)
Corporate	(1,034)	(1,612)

	$(5,515)	$(16,774)

Ammunitions & Weapons Effects incurred a pre-tax loss of $3,027 for the nine months ended September 30, 2006, versus a pre-tax loss of $14,002 for the comparable period in 2005. The decrease in the loss resulted from a decrease in the pre-tax loss at MECAR to $650 as compared to $13,109 in the prior period due to higher revenue levels in 2006 and higher costs in the prior period associated with one large contract. The Marshall, Texas operations’ pre-tax loss for the nine months ended September 30, 2006 increased by $1,484, as compared to the same period in the prior year, due to the ramp up of operations at that facility.
Electronic Security Segment incurred a pre-tax loss for the nine months ended September 30, 2006 of $526 as compared to a pre-tax income of $368 in the comparable period in 2005. In the current period, VSK’s pre-tax profitability decreased by $1,912 or 54% to $1,660 income as compared to prior year. This decrease resulted from

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
lower sales levels in the current period as exports were lower than the prior period. The newly acquired GMS incurred a pre-tax loss of $359, while NSM incurred pre-tax losses amounting to $1,827 for the nine months ended September 30, 2006.
The Other segment had a pre-tax loss of $928 as compared to a loss of $1,528 in the same period in the prior year. This reduction in loss was due to lower operating costs as a result of cost cutting programs in the current period, offset by lower gross profit.
Corporate segment pre-tax loss for the nine months ended September 30, 2006 was $1,034 compared to a loss of $1,612 in 2005 primarily as a result of higher selling and administrative expenses and higher interest expense in the current period offset by a significant gain recorded on the change in the fair value of Notes and warrants issued in March 2006. Selling and administrative expenses were $2,514 higher than the prior period. The increase in selling and administrative expenses resulted from the adoption of FAS 123(R), increased professional fees and the establishment of a business development team at the corporate level. Interest expense increased by $3,128 in the current period as a result of the borrowings used to finance the acquisition of GMS in November 2005 and the write off of debt issue costs and debt discount associated with the refinancing that was completed in March 2006. The cumulative gain on the change in the fair value of the Notes and warrants was $5,204.
Income Taxes. The effective income tax rate for the nine months ended September 30, 2006 was 13% tax expense as compared to a benefit of 33% in the same period of 2005.
Net Loss. The Company incurred a $6,252 net loss for the nine months ended September 30, 2006 compared with $16,599 net loss in the same period of 2005. The loss in 2005 includes a nonrecurring adjustment to the charge for the Cumulative Effect of Change in Accounting Principle of $5,372, net of income taxes of $2,767. Excluding the nonrecurring charge, the pre-tax net loss for the nine months ended September 30, 2005 was $11,227. In 2005, MECAR changed its methodology for applying the percentage of completion contract accounting for the recognition of revenue. Prior to this change, MECAR used total direct costs as the basis for recognizing revenue, but subsequently elected to use only direct labor as the basis in an effort to better reflect revenue recognized during the life of sales contracts.
Backlog. As of September 30, 2006, the Company’s backlog was $57,618 compared to $100,993 at September 30, 2005. The September 30, 2006 and September 30, 2005 amounts include unfunded portions of approximately $6,525 and $8,207, respectively, from an ID/IQ federal contract within the ES segment.

	Backlog by Segment
	September 30, 2006		September 30, 2005
		Percentage		Percentage
	Amount	of total	Amount	of total
Ammunition & Weapons Effects	$30,840	54%	$78,166	77%
Electronic Security	23,574	41%	20,681	21%
Other	3,204	5%	2,146	2%

	$57,618	100%	$100,993	100%

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
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
Liquidity and Cash Flows
The Company incurred a net loss of $6,252 in the nine months ended September 30, 2006. The results for the nine months ended September 30, 2005 were a net loss before the cumulative effect of the change in accounting principle of $11,227. The Company used cash in operating activities in the nine months ended September 30, 2006 of $3,337 as compared to $25,933 of cash used in the nine months ended September 30, 2005. For the full year ended December 31, 2005, the Company used $22,229 of cash in operating activities. The Company had a September 30, 2006 balance of cash and equivalents of $20,024 and restricted cash of $9,526. The Company closed a $30,000 convertible debt facility in March 2006. Proceeds net of debt issue costs were approximately $28,000. $15,200 was used to retire existing debt – including the Patriot facility. The remaining $12,800 was available to be used in 2006 to fund working capital needs.
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
The Company is evaluating a variety of options to increase its liquidity in the fourth quarter of 2006 and into early 2007:
•	The Company intends to have in place, and is in the process of negotiating, a domestic line of credit or other financing that will provide $4,000 to $5,000 of immediate liquidity with a provision to accordion up to $20,000 based on financial performance in subsequent periods. This will be contingent on successful registration of the March 2006 issue of convertible debentures and warrants.

•	The Company is exploring possible asset backed financing from local banks in Marshall, TX. This will be contingent on successful registration of the March 2006 convertible debentures and warrants.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
•	The Company is in discussions with the holders of the convertible debentures and other investors on a potential offering of $5,000 - $10,000 of subordinated notes.

•	The Company is in discussions with the MECAR SA banking group to allow MECAR SA to repay ADG approximately $5,000 in intercompany loans and 2006 past due management fees.

•	The Company is evaluating the disposition of certain non strategic assets.

•	The Company has the option of issuing dividends of excess cash from its VSK Group at year end.

•	The Company may further consolidate its California operations to further reduce operating expenses.
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
Balance Sheet
The Company’s September 30, 2006 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All European values were converted at the September 30, 2006 and December 31, 2005 conversion ratios of 1.2688 and 1.1844, respectively.
Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $43,958 at September 30, 2006, which is an increase of $7,596 from the December 31, 2005 level.
Cash at September 30, 2006 increased to $20,024 from $7,803 at December 31, 2005 mainly due to the net result of the $30,000 convertible debenture placement net of the $14,000 payoff of the Patriot/Wilton senior debt facility in March 2006.
Accounts receivable at September 30, 2006 decreased by $1,219 from December 31, 2005. Costs and accrued earnings on uncompleted contracts decreased by $1,969 from year-end 2005. Inventories increased in the nine month period ended September 30, 2006 by $1,220 mainly due increased inventory levels at MECAR. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Prepaid and other current assets decreased from December 31, 2005 primarily from lower prepaid bank fees at MECAR.
Property, Plant & Equipment, net of accumulated depreciation, was increased by $2,362 from December 31, 2005 to September 30, 2006 as a result of expenditures with the VSK Group and within the AWE segment. Intangibles remained relatively stable over the two reporting periods with the reduction mainly representing amortization of intangibles with definitive lives.
Accounts payable and accrued liabilities decreased by $13,007 at September 30, 2006 as a result of the timing of cash payments at MECAR. Customer deposits increased by $9,892 at September 30, 2006 as compared to December 31, 2005 due to 100% advance payment on a contract with one of MECAR’s larger customers that was received early 2006. Income taxes payable decreased due to the timing of payments.
Stockholders’ equity as of September 30, 2006, was positively affected by the increase in the value of the Euro versus the U.S. dollar during the first nine months of 2006, resulting in an increase in accumulated other comprehensive income. The Euro appreciated by approximately 7% since the beginning of the year. Additional paid-in capital increased due to the issue of restricted stock and stock based compensation costs. The net loss for the period caused retained earnings to be reduced from December 2005 levels.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
Cash Flows
The table below provides the summary cash flow data for the periods presented.

	Nine months ended September 30
	2006	2005
		Restated
Net cash used in operating activities	$(3,337)	$(25,933)
Net cash used in investing activities	$(4,976)	$(5,460)
Net cash provided by financing activities	$19,941	$13,733
Operating Activities. The Company used $3,337 of cash in its operating activities during the nine months ended September 30, 2006 compared to $25,933 of cash used during the same period of 2005. This is attributed primarily to the change in cash used from the change in operating assets particularly with the change in accounts payable, accrued liabilities and customer deposits. In the nine months ended September 30, 2006, cash used from the change in accounts payable, accrued liabilities and customer deposits was $6,433 as compared to $19,143 in the nine months ended September 30, 2005 which stemmed from changes at MECAR. Cash paid for interest was $3,300 and $734 for the nine months ended September 30, 2006 and 2005, respectively. Cash paid for income taxes was $1,343 and $3,661 for the nine months ended September 30, 2006 and 2005, respectively, and includes federal, international and state taxes.
Investing Activities. Net cash used in investing activities decreased by $484 between the two periods. Included in investing activities for the nine months ended September 30, 2006 was purchase price adjustment payments of $473 related to the November, 2005 acquisition of GMS. The Company anticipates that cash generated from operations will be sufficient to support any further capital expenditures over the remainder of the year. Future expenditures for the remainder of the year will be primarily incurred for machinery and equipment.
Financing Activities. The Company generated $19,941 of net cash in its financing activities during the nine months ended September 30, 2006 whereas it generated $13,733 of cash during the same period of 2005. This difference is primarily a result of the issuance of convertible notes and warrants in March 2006 for $30,000 less the repayment of the Patriot facility and a reduction of cash generated from the extension of the bank overdraft facility at MECAR. See Note 8 for a description of the transaction. The financing activities of the operating subsidiaries are more fully explained below.
Allied. The parent company continues to operate based on management fees, proceeds from financings and dividends received from its subsidiaries. In the first nine months of 2006, Allied made cash infusions to NSM, MECAR, MECAR USA and Titan to support working capital requirements. The Company acquired $30,000 of financing with the placement of convertible debentures in the first nine months of 2006.
MECAR. MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. MECAR also received cash from an affiliate and from the parent company to fund operations. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of September 30, 2006, MECAR was not in compliance with these bank covenants. The Company is in the process of renegotiating the terms and covenants of the bank agreement. The banks continue to lend cash and extend guarantees while the renegotiation is taking place. New terms are expected to be in place by the end of December, 2006.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
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
Stock Repurchases. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2006 and does not anticipate repurchasing shares of Company stock during the remainder of 2006.
Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2006, the Company is not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have been no such demands.
Trends
•	The Company is focusing on solving its liquidity issues in late 2006 and early 2007.

•	The Company expects a substantial rebound in 2007 operations after losses in the past.

•	The Company expects a significant MECAR order from a principal customer in late 2006 or early 2007. It is expected to be part of a multi-year (likely three years) substantial purchase by the customer.

•	The Company continues to work hard to expand MECAR’s market and expects further positive results in 2007 from new customers.

•	As weapon systems from U.S. and NATO forces, which utilize MECAR munitions, especially the M393A3 105mm HEP round, are expected to be deployed to operational areas of conflict during 2007, management expects meaningful orders for that munition in 2007.

•	The Company has engaged in substantial business development efforts at the U.S. subsidiaries (including the parent company, Allied). Various proposals for work have been submitted and the Company is hopeful of some successes in late 2006 and in 2007.

•	The Company has taken steps to reduce the operating costs of its U.S. operations, particularly by reducing the break even at the Marshall, Texas facility, and is taking steps to reduce operating costs in its foreign operations,

•	Titan is now operational and will continue to attempt to maximize work on its BES contract.

•	In summary, the Company expects that MECAR will rebound in 2007. The Company further believes that it has taken the steps in 2006 to greatly improve operating results at its U.S.-based operations.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
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
A complete discussion of these policies is contained in our Form 10-K/A filed on October 10, 2006 with the Securities and Exchange Commission for the period ending December 31, 2005. There were no significant changes to the critical accounting policies discussed in the Company’s 10-K filed for December 31, 2005.
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
Future Factors include the following:

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
•	substantial reliance on MECAR’s principal customers to continue to acquire products on a regular basis;

•	the cyclical nature of the Company’s military business;

•	rapid technological developments and changes and the Company’s ability to continue to introduce competitive new products and services on a timely, cost effective basis;

•	the ability of the Company to successfully continue to expand its business base;

•	the ability of the Company’s acquired businesses to mature and meet performance expectations;

•	the mix of products/services;

•	domestic and foreign governmental fiscal affairs and public policy changes which may affect the level of purchases made by customers;

•	changes in environmental and other domestic and foreign governmental regulations;

•	changes in foreign currency exchange rates and interest rate fluctuation from market conditions;

•	general risks associated with doing business outside the United States, including, without limitation, import duties, tariffs, quotas and political and economic instability;

•	the effects of terrorist actions on business activities, customer orders and cancellations, and the United States and international governments’ responses to these terrorist actions;

•	changes in government regulations;

•	liability and other claims asserted against the Company;

•	the ability to attract and retain qualified personnel; and

•	continued availability of financing, financial instruments and financial resources in the amounts, at the times, and on the terms required to support the Company’s future business.
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
September 30, 2006
QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE
     Allied is exposed to market risk from foreign currency fluctuations and interest rate changes. Allied uses derivatives to manage some portion of these risks. Additional information regarding the derivatives is contained in Note 3. As of September 30, 2006 and December 31, 2005 all of the derivatives were related to actual or anticipated exposures of the Company’s transactions.
     Approximately 79% and 84% of the Company’s revenue for the nine months ended September 30, 2006 and 2005, respectively was derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net loss for the nine months ended September 30, 2006 and 2005 by approximately $0.10 and $1.6 million, respectively. A 10% change in the value of the Euro would impact reported total assets at September 30, 2006 and December 31, 2005 by $14.5 million and $12.8 million, respectively.
     At September 30, 2006, Allied had $30 million of cash (including restricted cash) and $16 million of cash (including restricted cash) at September 30, 2005. Assuming all the cash was available for investment for the entire period, a 1% change in interest rates would impact interest income for the nine months ended September 30, 2006 and 2005 by $0.3 million and $0.2 million in each period, respectively. In addition, cash and restricted cash balances would increase by $0.3 million and $0.2 million at September 30, 2006 and 2005, respectively. The fair value of the Company’s fixed rate debt would also change based on interest rate changes.
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

The Allied Defense Group, Inc.
September 30, 2006
2. Changes in internal controls
     Management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of September 30, 2006, the Company’s internal controls are ineffective as described above. The Company is in the process of making changes to improve its controls and procedures as discussed above.

The Allied Defense Group, Inc.
September 30, 2006
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

THE ALLIED DEFENSE GROUP, INC.

/s/ Robert P. Dowski

Date: November 14, 2006	Robert P. Dowski
Chief Financial Officer and
Treasurer