Form 10-Q/A
period 2006-09-30
ALLIED DEFENSE GROUP INC
filed 2007-03-21
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
Commission File Number: 1-11376
The Allied Defense Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	04-2281015 (I.R.S Employer Number)
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

EXPLANATORY NOTE
This Form 10-Q/A is being filed to amend The Allied Defense Group, Inc. (the “Company”) quarterly report for the period ended September 30, 2006. The financial results reported for the quarter ended September 30, 2006 were materially misstated based on the accounting for contracts at the Company’s Belgian subsidiary, MECAR S.A. (“MECAR”). The balances of accounts receivable and inventory were overstated as a result of the third quarter 2006 implementation of a major upgrade of the subsidiary’s integrated MRP SAP system. The upgrade was installed to automate and improve the internal controls regarding contract accounting and to facilitate the revenue recognition under the new direct labor percentage of completion method that had been applied at MECAR. In the initial implementation phase as of September 30, 2006, an error was made in the transfer of costs from inventory to cost of sales and the revenue recognition on certain contracts that had partial shipments and manual invoices during the implementation period. The Company discovered this error in February 2007 as part of the year end closing process, and based on the report of management on February 6, 2007, the Audit Committee of the Company determined that certain financial statements for the three and nine month periods ended September 30, 2006 required restatement.
We have not modified or updated this Form 10-Q/A for other disclosures presented in the original report on Form 10-Q except as required to reflect the effects of the restatement. In all other respects, this Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures and information not affected by the restatement is unchanged and reflects the disclosure made at the time of the original filing of the Form 10-Q with the Securities and Exchange Commission on November 14, 2006. The following items have been amended as a result of the restatement:
•	Part I — Item 1 — Financial Statements

•	Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I — Item 3 — Quantitative and Qualitative Market Risk Disclosure

•	Part I — Item 4 — Disclosure Controls and Procedures; and

•	Part II — Item 6 — Exhibits and Reports on Form 8-K
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, there onto duly authorized.

The ALLIED DEFENSE GROUP, INC.
Date: March 20, 2007	/s/ John J. Marcello
John J. Marcello
Chief Executive Officer and President

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER

PART I. FINANCIAL INFORMATION — UNAUDITED

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets September 30, 2006 and December 31, 2005	1

Condensed Consolidated Statements of Operations Three and nine months ended September 30, 2006 and 2005	3

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income	4

Condensed Consolidated Statements of Cash Flows Nine months ended September 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Market Risk Disclosure	38

Item 4. Disclosure Controls and Procedures	38

PART II. OTHER INFORMATION

Item 6. Exhibits	39

Signatures	39

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share data)

	September 30,	December 31,
	2006	2005 (a)
	RESTATED
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,024	$7,803
Restricted cash	9,526	7,428
Accounts receivable	16,248	18,547
Costs and accrued earnings on uncompleted contracts	33,209	35,178
Inventories	29,458	34,300
Deferred tax asset	3,048	2,696
Fair value of foreign exchange contracts	—	5
Prepaid and other current assets	7,936	8,339

Total current assets	119,449	114,296

PROPERTY, PLANT AND EQUIPMENT — net of accumulated depreciation	32,188	29,826

OTHER ASSETS
Intangibles, net of accumulated amortization	12,267	13,353
Goodwill	17,462	16,698
Deferred tax asset, non-current	10,058	5,672
Other assets	2,146	1,101

Total other assets	41,933	36,824

TOTAL ASSETS	$193,570	$180,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share data)

	September 30,	December 31,
	2006	2005
	RESTATED
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft facility	$18,133	$15,086
Current maturities of long-term debt	10,611	4,342
Accounts payable	16,100	31,004
Accrued liabilities	16,994	15,097
Customer deposits	19,848	9,956
Fair value of foreign exchange contracts	3	1,161
Income taxes	936	1,288

Total current liabilities	82,625	77,934

LONG-TERM OBLIGATIONS
Short-term debt, to be refinanced	—	13,539
Long-term debt, less current maturities and unamortized discount	31,030	7,820
Deferred compensation	233	160
Derivative instrument	687	—

Total long term liabilities	31,950	21,519

TOTAL LIABILITIES	114,575	99,453

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding 6,034,558 at September 30, 2006 and 5,982,008 at December 31, 2005	603	598
Additional paid-in capital	36,280	34,354
Retained earnings	26,214	34,466
Accumulated Other Comprehensive Income	15,898	12,075

Total stockholders’ equity	78,995	81,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$193,570	$180,946

(a)	Condensed consolidated balance sheet as of December 31, 2005, has been derived from audited consolidated financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	RESTATED		RESTATED
Revenues	$26,152	$26,819	$93,616	$76,995

Cost and expenses
Cost of sales	20,433	26,994	72,686	65,165
Selling and administrative	10,426	7,232	29,282	23,251
Research and development	2,192	1,328	5,916	4,345

Operating loss	(6,899)	(8,735)	(14,268)	(15,766)

Other income (expense)
Interest income	480	76	774	483
Interest expense	(1,353)	(404)	(5,070)	(1,441)
Gain on fair value of Senior Convertible notes and warrants	4,190	—	5,204	—
Other-net	(197)	(61)	837	(50)

	3,120	(389)	1,745	(1,008)

Loss before income taxes and cumulative effect of change in application of accounting principle	(3,779)	(9,124)	(12,523)	(16,774)

Income tax benefit	(4,271)	(2,363)	(4,271)	(5,547)

Earnings (loss) before cumulative effect of change in application of accounting principle	492	(6,761)	(8,252)	(11,227)

Cumulative effect of change in application of accounting principle	—	95	—	(5,372)

NET EARNINGS (LOSS)	$492	$(6,666)	$(8,252)	$(16,599)

Earnings (loss) per share:

Earnings (loss) before cumulative effect of change in application of accounting principle — basic	$0.08	$(1.17)	$(1.37)	$(1.98)

Cumulative effect of change in application of accounting principle	—	0.02	—	(0.95)

Net earnings (loss) — basic	$0.08	$(1.15)	$(1.37)	$(2.93)

Earnings (loss) per share:

Earnings (loss) before cumulative effect of change in application of accounting principle — diluted	$0.08	$(1.17)	$(1.37)	$(1.98)

Cumulative effect of change in application of accounting principle	—	0.02	—	(0.95)

Net earnings (loss) — diluted	$0.08	$(1.15)	$(1.37)	$(2.93)

Weighted average number of common shares:
Basic	6,059,989	5,798,619	6,039,940	5,663,856
Diluted	6,165,446	5,798,619	6,039,940	5,663,856
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands of dollars, except for share data)

	For the year ended December 31, 2005 and nine months ended September 30, 2006
						Accumulated
	Preferred	Common Stock		Capital		other	Total
	Stock, no		$.10	in excess	Retained	comprehensive	Stockholders’
	par value	Shares	Par value	of par value	earnings	(loss) income	Equity

Balance at January 1, 2005	$—	5,601,101	$560	$27,910	$73,386	$23,697	$125,553
Common stock awards	—	54,729	5	399	—	—	404
Common stock issued with acquisition	—	118,072	11	2,489	—	—	2,500
Employee stock purchase plan purchases	—	5,507	1	107	—	—	108
Exercise of stock options	—	202,599	21	2,671	—	—	2,692
Warrants issued	—	—	—	488	—	—	488
Directors deferred stock compensation	—	—	—	290	—	—	290
Comprehensive loss:
Net loss for the year	—	—	—	—	(38,920)	—	—
Currency translation adjustment	—	—	—	—	—	(11,622)	—
Total comprehensive loss	—	—	—	—	—	—	(50,542)

Balance at December 31, 2005	$—	5,982,008	$598	$34,354	$34,466	$12,075	$81,493

Common stock awards	—	10,747	1	549	—	—	550
Employee stock purchase plan purchases	—	5,636	1	110	—	—	111
Exercise of stock options	—	36,167	3	398	—	—	401
Warrants issued	—	—	—	374	—	—	374
Directors deferred stock compensation	—	—		128	—	—	128
Issue of stock options	—	—	—	367	—	—	367
Comprehensive loss:
Net loss for the nine months ended	—	—	—	—	(8,252)	—	—
Currency translation adjustment	—	—	—	—		3,823	—
Total comprehensive loss	—	—	—	—	—	—	(4,429)

Balance at September 30, 2006, RESTATED	$—	6,034,558	$603	$36,280	$26,214	$15,898	$78,995

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Nine Months ended September 30,
	2006	2005
	RESTATED
Cash flows from operating activities
Net loss	$(8,252)	$(16,599)
Adjustments to reconcile net loss to net cash used in operating activities
Cumulative effect of accounting change	—	5,372
Depreciation and amortization	5,861	3,724
Amortization of debt discount and debt issue costs	1,593	152
Unrealized gain on forward contracts	(1,212)	(1,418)
Loss on sale of fixed assets	412	—
Gain related to fair value of notes and warrants	(5,204)	—
Provision for estimated losses on contracts	295	649
Deferred taxes	(3,969)	(2,905)
Common stock and option awards	905	227
Deferred director stock awards	128	—
(Increase) decrease in operating assets and increase (decrease) in liabilities:
Restricted cash	(1,644)	2,314
Accounts receivable	2,704	15,675
Costs and accrued earnings on uncompleted contracts	4,011	(8,226)
Inventories	5,888	1,700
Prepaid and other current assets	2,010	(3,840)
Accounts payable, accrued liabilities and customer deposits	(6,433)	(19,143)
Deferred compensation	27	43
Income taxes	(457)	(3,658)

Net cash used in operating activities	(3,337)	(25,933)

Cash flows from investing activities
Capital expenditures	(4,503)	(5,460)
Acquisitions, final payment	(473)	—

Net cash used in investing activities	(4,976)	(5,460)

Cash flows from financing activities
Principal payments on long-term borrowing	(14,000)	(2,250)
Debt issue costs	(1,908)	—
Repayment on capital lease obligations	(1,324)	(1,997)
Proceeds from issuance of long-term debt	30,000	—
Net increase in short-term borrowings	4,715	2,303
Increase in bank overdraft facility	1,934	12,922
Proceeds from employee stock purchases	95	64
Proceeds from option exercises	429	2,691

Net cash provided by financing activities	19,941	13,733

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,628	(17,660)

Effects of exchange rate changes on cash	593	(2,310)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,221	(19,970)

Cash and cash equivalents at beginning of period	7,803	27,940

Cash and cash equivalents at end of period	$20,024	$7,970

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Nine Months ended September 30,
	2006	2005
	RESTATED
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for
Interest	$3,300	$734
Taxes	1,343	3,661

Supplemental Disclosures of Non-cash Investing and Financing activities
Warrants issued in conjunction with senior secured credit facility	$2,387	$—
Capital leases	1,281	1,840
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
Liquidity and Cash Flows
The Company reported net income of $492 (Restated) in the quarter ended September 30, 2006 and a net loss of $8,252 (Restated) for the nine months ended September 30, 2006. The net loss for the quarter ended September 30, 2005 was $6,666 and $16,599 for the nine months ended September 30, 2005. Operations for the three months ended September 30, 2006 and for the nine months ended September 30, 2006 includes a gain of $4,190 and $5,204, respectively for the gains on the fair value of Senior Convertible Notes and warrants. The cash used in operating activities in the nine months ended September 30, 2006 was $3,337 as compared to $25,933 of cash used in the nine months ended September 30, 2005. For the full year ended December 31, 2005, the Company used $22,229 of cash in operating activities. The Company had a September 30, 2006 balance of cash and cash equivalents of $20,024 and restricted cash of $9,526. The Company closed a $30,000 convertible debt facility in March 2006. Proceeds net of debt issue costs were approximately $28,000. Approximately $15,200 was used to retire existing debt — including the Patriot facility. The remaining $12,800 was available to be used in 2006 to fund working capital needs.
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
Restatements of Financial Results.
The results presented for the period ended September 30, 2006 have been restated from the original Form 10-Q filed for the applicable period. The restatement provided in this Form 10-Q/A corrects amounts previously reported in the Company’s Form 10-Q for September 30, 2006 for certain errors related to overstated revenues and an understated amount of cost of sales reported at our Belgian subsidiary, MECAR and the related tax impact of those errors for the quarter ended September 30, 2006. The error in the reported revenue and cost of sales for the quarter ended September 30, 2006 results occurred due to a system processing change at the subsidiary in the quarter ended September 30, 2006.
Based on the recommendation of management, on February 6, 2007, the Audit Committee of Allied determined that certain financial statements for the three and nine month periods ended September 30, 2006, should no longer be relied upon because of an error in such financial statements.
The financial statements for these periods contain an error in the inventory balance and accounts receivable at September 30, 2006, which was overstated due to an error in contract accounting at the Company’s Belgian subsidiary MECAR. In the third quarter of 2006, MECAR installed a major upgrade of its integrated MRP SAP system to automate and improve the internal controls regarding contract accounting and to facilitate the revenue recognition under the new direct labor percentage of completion method that had been applied at MECAR. In the initial implementation phase as of September 30, 2006, an error was made in the transfer of costs from inventory to costs of goods sold for specific sales contracts as of September 30, 2006. This inventory balance was overstated and cost of sales was understated by the inventory value of shipments on sales contracts that had been made between June 30, 2006 and September 30, 2006, but not deducted from the valuation of inventory at September 30, 2006. Also in the conclusion of this new contract accounting module, the accounts receivable of MECAR were overstated for manual invoices that were processed during the implementation period. This error was discovered in February of 2007 by the management of MECAR in their year-end review of contracts.
This restatement results in the following adjustments to the Unaudited Condensed Consolidated Financial Statements for the quarter ended September 30, 2006.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
Selected Consolidated Statements of Earnings Data:
Three months ended September 30, 2006

		Impact from MECAR
		Inventory and
		Accounts Receivable	As Previously
	RESTATED	Adjustment	Reported in 10-Q

Revenues	$26,152	$(1,060)	$27,212

Cost of Sales	20,433	5,948	14,485

Operating income (loss)	(6,899)	(7,008)	109

Earnings (loss) before income taxes	(3,779)	(7,008)	3,229
Income tax (benefit) expense	(4,271)	(5,008)	737

Net earnings	$492	$(2,000)	$2,492

Earnings (loss) per share — Basic & Diluted:
Basic	$0.08	$(0.33)	$0.41

Diluted	$0.08	$(0.33)	$0.40

Weighted Average number of common shares:
Basic	6,059,989		6,059,989
Diluted	6,165,446		6,165,446
Nine months ended September 30, 2006

		Impact from MECAR
		Inventory and
		Accounts Receivable	As Previously
	RESTATED	Adjustment	Reported in 10-Q

Revenues	$93,616	$(1,060)	$94,676

Cost of Sales	72,686	5,948	66,738

Operating income (loss)	(14,268)	(7,008)	(7,260)

Earnings (loss) before income taxes	(12,523)	(7,008)	(5,515)
Income tax (benefit) expense	(4,271)	(5,008)	737

Net earnings (loss)	$(8,252)	$(2,000)	$(6,252)

Earnings (loss) per share — Basic & Diluted:
Basic	$(1.37)	$(0.33)	$(1.04)

Diluted	$(1.37)	$(0.33)	$(1.04)

Weighted Average number of common shares:
Basic	6,039,940		6,039,940
Diluted	6,039,940		6,039,940

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
Derivatives not designated as hedges
The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers at its MECAR subsidiary. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. Dollars rather than the Euro, which is MECAR’s functional currency. The Company’s accounting for foreign currency exchange contracts entered into at MECAR did not comply with the guidelines of FAS 133 for hedge accounting. As such, unrealized gains or (losses) from the derivative contracts are recognized as a component of revenues and amounted to $248 and $3,473 for three months ended September 30, 2006 and September 30, 2005, respectively. Unrealized gains from the derivative contracts amounted to $1,212 and $1,418 for the nine months ended September 30, 2006 and September 30, 2005, respectively.
Counterparty credit risk
The Company’s foreign exchange forward contracts expose the Company to credit risks to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.
NOTE 4 — ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Accounts receivable at September 30, 2006 and December 31, 2005 are comprised as follows:

	September 30, 2006	December 31, 2005
	(RESTATED)
Direct and indirect receivables from governments	$5,155	$1,777
Commercial and other receivables	11,740	16,984

	16,895	18,761
Less allowance for doubtful receivables	(647)	(214)

	$16,248	$18,547

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
Costs and accrued earnings on uncompleted contracts totaled $33,209 and $35,178 at September 30, 2006 and December 31, 2005,

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
respectively. The revenue recognized on contracts in progress for the three and nine months ended September 30, 2006 were $16,289 (Restated) and $64,898 (Restated). The revenue recognized on contracts in progress for the three and nine months ended September 30, 2005 were $19,136 and $52,670, respectively.
NOTE 5 — INVENTORIES
Inventories at September 30, 2006 and December 31, 2005 are comprised as follows:

	September 30,	December 31,
	2006	2005
	(RESTATED)
Raw materials	$16,865	$14,942
Work in process	11,412	19,265
Finished goods	2,613	1,755

Gross inventory	30,890	35,962
Less reserves for obsolescence	(1,432)	(1,662)

Net inventory	$29,458	$34,300

NOTE 6 — GOODWILL
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
NOTE 7 — BANK OVERDRAFT CREDIT FACILITY
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
Notes payable. On May 28, 2004 the Company obtained a senior loan facility from an accredited lender under which the Company could borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
restricted account to secure the repayment. An additional draw of $12,000 was made against this facility in November 2005, which was used for the acquisition of GMS. All loans under the facility bore interest at the rate of 11.5% per year payable quarterly. Principal was payable in sixty equal monthly payments that commenced in late December 2005. The Company paid a fee on the unused portion of the facility. Warrants exercisable at $0.01 per share to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. In November 2005, warrants exercisable at $0.01 per share to purchase 24,000 shares were issued pursuant to the senior loan facility and were valued at $487. All warrants issued in conjunction with this facility have an expiration date of May 28, 2012. The facility was secured by first priority security interest, subject only to permitted liens, in substantially all of the Company’s domestic tangible and intangible assets. The Company also incurred $860 of closing costs related to this note payable. The note draw down period extended to November 28, 2005 and the five year amortization period began at that time. The final payment on the note was scheduled for October 2010. At December 31, 2005, the Company was not compliant with the covenants of this facility. The facility was paid in full and refinanced in March 2006. This note has been classified, in accordance with SFAS No. 6, Classification of Short Term Obligations Expected to be Refinanced as long term debt as of December 31, 2005.
Loan for Global Microwave Systems acquisition. On November 1, 2005, the Company entered into a $6,700 loan to fund the acquisition of GMS. This note was taken back by the seller. There are no significant covenants. The loan was payable in installments over three years bearing interest at the rate of 7.5% per year payable quarterly. The unamortized discount on the note was $313 and $527 at September 30, 2006 and December 31, 2005, respectively.
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
NOTE 9 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share excludes potential common shares and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share includes the effects of stock options, warrants and convertible debenture, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2006 and 2005, respectively:

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)

	Three months ended		Nine months ended
	September 30,		September 30,
	Restated		Restated
	2006	2005	2006	2005
Earnings (loss) before Cumulative Effect of Change in Accounting Principle	$492	$(6,761)	$(8,252)	$(11,227)
Cumulative Effect of Change in Accounting Principle	—	95	—	(5,372)

Net earnings (loss)	$492	$(6,666)	$(8,252)	$(16,599)

Weighted average number of basic shares	6,059,989	5,798,619	6,039,940	5,663,856
Warrants	31,983	—	—	—
Stock Options	73,474	—	—	—

Weighted average number of diluted shares	6,165,446	5,798,619	6,039,940	5,663,856

Basic earnings (loss) per share before Cumulative Effect of Change in Accounting Principle	$0.08	$(1.17)	$(1.37)	$(1.98)
Cumulative Effect of Change in Accounting Principle	—	0.02	—	(0.95)

Net earnings (loss) per share	$0.08	$(1.15)	$(1.37)	$(2.93)

Diluted loss per share before Cumulative Effect of Change in Accounting Principle	$0.08	$(1.17)	$(1.37)	$(1.98)
Cumulative Effect of Change in Accounting Principle	—	0.02	—	(0.95)

Net earnings (loss) per share	$0.08	$(1.15)	$(1.37)	$(2.93)

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
NOTE 10 — COMPREHENSIVE INCOME (LOSS)
A summary of the components of Comprehensive Income (Loss) for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	Restated		Restated
Net earnings (loss)	$492	$(6,666)	$(8,252)	$(16,599)
Currency Translation Adjustment	963	(3,281)	3,823	(13,895)

Comprehensive income (loss)	$1,455	$(9,947)	$(4,429)	$(30,494)

The currency translation adjustment for the three and nine months ended September 30, 2006 and 2005 resulted from the change in the Euro during the respective periods.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
NOTE 11 — SHARE- BASED COMPENSATION
On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payments (SFAS123R) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123), and the related SEC rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. SFAS 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Share-based employee compensation cost is recognized as a component of selling, general and administrative expense in the Condensed Consolidated Statements of Operations.
The Company previously accounted for its share-based compensation using the intrinsic value method as defined in APB 25, Accounting for Stock Issued to Employees. Prior to January 1, 2006, share-based employee compensation cost reflected in the net earnings of the Company reflected the intrinsic value of the options on the measurement date recognized over the vesting period. Share-based compensation, under APB 25 was $0 and $36 for the three and nine months ended September 30, 2005.
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
As a result of the adoption of SFAS 123R effective January 1, 2006, the Company’s net earnings for the three months ended September 30, 2006 was $255 lower than if the Company had continued to account for share-based compensation under APB25. Likewise, the Company’s net loss for the nine months ended September 30, 2006 was $825 higher than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended September 30, 2006 would have been $0.12 (Restated) and $0.11 (Restated) if the Company had not adopted SFAS 123R, as compared to the reported basic/diluted earnings per share of $0.08 (Restated). For the nine months ended September 30, 2006, the basic and diluted loss per share, if the Company had not adopted SFAS 123R, would have been ($1.23) (Restated), as compared to the reported basic and diluted loss per share of ($1.37) (Restated).
The following table presents the effect on net loss and loss per share for the three months ended September 30, 2005, as if the fair-value based method had been applied for all outstanding and unvested awards for period before the Company adopted SFAS 123R:

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)

	Three Months	Nine Months
	Ended	Ended
(Dollars in thousands, except per share amounts)	September 30, 2005	September 30, 2005
Reported net loss	$(6,666)	$(16,599)

Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(91)	(248)

Pro forma net loss	$(6,757)	$(16,847)

Basic and diluted loss per share:
Reported loss per share	$(1.15)	$(2.93)
Compensation costs, net of tax	(0.02)	(0.04)

Pro forma basic loss per share	$(1.17)	$(2.97)

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Risk free interest rate	4.08%	4.08%
Expected volatility rate	44.62%	44.62%
Expected lives — years	5	5
Dividend yield	—	—
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
Information pertaining to option activity for the nine months ended September 30, 2006 is as follows (aggregate intrinsic value in thousands):

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise	Contractual Term	Aggregate
	Options	Price	(in years)	Intrinsic Value*
Outstanding-beginning of year	507,667	$16.94
Granted	—	—
Exercised	36,167	11.87
Forfeited	—	—

Outstanding at September 30, 2006	471,500	$17.33	3.74	$—

Exercisable at September 30, 2006	378,500	$16.27	3.83	$63

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $16.44 at September 30, 2006.
The following table summarizes options outstanding at September 30, 2006:

			Weighted
			Average	Exercisable
Number	Range of	Weighted Average	Remaining	Number of	Weighted Average
Outstanding	Exercise Prices	Exercise Prices	Contractual Term	Options	Exercise Prices
100,000	$7.88 to $8.63	$8.63	4.25 Years	100,000	$8.63
40,000	$9.01 to $14.90	$14.90	1.58 Years	32,000	$14.90
331,500	$16.40 to $25.00	$20.25	3.84 Years	246,500	$20.25

471,500	$7.88 to $25.00	$17.33	—	378,500	$—

The following table summarizes restricted stock (nonvested) shares outstanding as of September 30, 2006

		Weighted- Average
		Grant
Restricted Stock	Shares	Date Fair Value
Restricted at January 1, 2006	51,793	$22.99
Granted	8,300	$21.53
Vested	(10,997)	$22.71
Forfeited	(2,464)	$22.33

Restricted shares at September 30, 2006	46,632	$22.83

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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(Thousands of Dollars)
NOTE 12 — INDUSTRY SEGMENTS

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	Restated		Restated
Revenues from external customers
Ammunitions & weapons effects	$13,293	$16,736	$55,180	$44,112
Electronic security	10,736	8,071	33,614	28,243
Other	2,123	2,012	4,822	4,640

	$26,152	$26,819	$93,616	$76,995

	Restated		Restated
Segment income (loss) before provision for income taxes and cumulative effect of change in accounting principle:
Ammunitions & weapons effects	$(5,673)	$(7,702)	$(10,035)	$(14,002)
Electronic security	(294)	(245)	(526)	368
Other	71	(345)	(928)	(1,528)
Corporate	2,117	(832)	(1,034)	(1,612)

	$(3,779)	$(9,124)	$(12,523)	$(16,774)

NOTE 13 — PROVISION FOR TAXES
As required under Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year 2006 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months and nine months ended September 30, 2006 and 2005. For the three month and nine month periods ending September 30, 2006, the Company’s consolidated annualized effective tax rate was (113%) (Restated) and (34%) (Restated), respectively. For the three month and nine month periods ending September 30, 2005, the Company’s consolidated annualized effective tax rate was 26% and 33%, respectively.
The increase in the annualized effective tax benefit rate for the nine months ended September 30, 2006 from the nine months ended September 30, 2005 was due primarily to management’s decision not to record a tax benefit on the U.S. net operating losses. The Company has maintained a full valuation allowance on its U.S. net deferred assets. For the three month and nine month periods ending September 30, 2006, a tax benefit was recorded on foreign subsidiaries.
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
NOTE 14 — COMMITMENTS AND CONTINGENCIES
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
Allied had net earnings of $492 (Restated) and net loss of $8,252 (Restated) for the three and nine months ended September 30, 2006, respectively, compared to a net losses of $6,666 and $16,599 for the comparable periods of 2005. The net loss before the cumulative effect of change in the application of accounting principle was $6,761 and $11,227 for the three and nine months ended September 30, 2005. The Company has a backlog of $57,618 at September 2006, which represents a 43% decrease from the September 2005 backlog of $100,993.
The Company had an operating loss of $14,268 (Restated) in the nine months ended September 30, 2006 as compared to $15,766 in the prior period. The Company’s main focus is to return to profitability. The Company is concentrating on growing backlog and revenue and on reducing costs and investing in capital outlays only when prudent. Two expanded, headquarters based, business development groups have been in place since the end of the first quarter focused on both the AWE and ES segments. In the fourth quarter of 2005, the Company completed its expansion in Marshall, Texas and now has the ability to load, assemble and pack (LAP) ammunition in Texas which will allow the AWE segment to compete in the U.S. ammunition marketplace. From an operational point of view, the Company has undergone a consolidation at the Marshall, Texas operations and at its California subsidiaries. The Company is working to reduce costs at its Belgian operations. The Company is also looking to expand its available capital in order to meet its strategic initiatives as more fully discussed in this Form 10-Q.
Restatements of Financial Results
The condensed consolidated balance sheet at September 30, 2006 and the related condensed consolidated statements of operations, condensed consolidated statements of stockholders’ equity and condensed consolidated statement of cash flows have been restated. The restatement provided in this Form 10-Q/A corrects amounts previously reported in the Company’s condensed consolidated balance sheet, condensed consolidated statement of operations, condensed consolidated statements of stockholders’ equity and condensed consolidated statements of cash flows for certain errors related to MECAR S.A.’s accounting for contracts.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
In the third quarter of 2006, MECAR implemented a major upgrade of their MRP SAP system to automate and improve the processing of transactions relative to the subsidiary’s contract accounting and to facilitate the revenue recognition under the new direct labor percentage of completion method that had been applied. In the three months period ended September 30, 2006, MECAR failed to adjust for partial shipments and manual invoices on certain open sales contracts thereby overstating revenues and understating cost of sales in the three months ended September 30, 2006. This error was uncovered by the management of MECAR in conjunction with the closing process and added procedures for the fourth quarter of 2006. MECAR, with the continued implementation of this new contract accounting process, has added new controls and processes to reduce the risk of such errors in the future.
A summary of the impact of this restatement is provided below. The reader is referred to Note 1 of the Condensed Consolidated Financial Statements for additional information concerning these errors.
The “As Previously Reported in 10-Q” refers to amounts previously reported in the Company’s Form 10-Q for September 30, 2006 filed in November 2006. The “Restated” information represents the corrected errors in MECAR’s contract accounting in the quarter ended September 30, 2006.

	Three months ended		Nine months ended
	September 30, 2006		September 30, 2006
		As Previously		As Previously
	RESTATED	Reported in 10-Q	RESTATED	Reported in 10-Q
Revenues	$26,152	$27,212	$93,616	$94,676

Cost of sales	20,433	14,485	72,686	66,738

Operating income (loss)	(6,899)	109	(14,268)	(7,260)

Earnings (loss) before income taxes	(3,779)	3,229	(12,523)	(5,515)

Income tax expense (benefit)	(4,271)	737	(4,271)	737

NET EARNINGS (LOSS)	492	2,492	(8,252)	(6,252)

Earnings (loss) per share:

Basic	$0.08	$0.41	$(1.37)	$(1.04)

Diluted	$0.08	$0.40	$(1.37)	$(1.04)

Reconciliations between “Restated” results and “As Previously Reported in 10-Q” results for the three months and nine months periods ended September 30, 2006 are as follows:
Three months ended September 30, 2006

		Impact from MECAR
		Inventory and
		Accounts Receivable	As Previously
	RESTATED	Adjustment	Reported in 10-Q
Revenues	$26,152	$(1,060)	$27,212
Operating (loss) Income	(6,899)	(7,008)	109
Earnings (loss) before income taxes	(3,779)	(7,008)	3,229
Income tax (benefit) expense	(4,271)	(5,008)	737

Net earnings (loss)	$492	$(2,000)	$2,492

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
Nine months ended September 30, 2006

		Impact from MECAR
		Inventory and
		Accounts Receivable	As Previously
	RESTATED	Adjustment	Reported in 10-Q
Revenues	$93,616	$(1,060)	$94,676
Operating (loss) Income	(14,268)	(7,008)	(7,260)
Earnings (loss) before income taxes	(12,523)	(7,008)	(5,515)
Income tax (benefit) expense	(4,271)	(5,008)	737

Net earnings (loss)	$(8,252)	$(2,000)	$(6,252)

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

	Three months ended September 30,
	2006		2005
	Restated
	$	%	$	%

Revenue	$26,152	100%	$26,819	100%
Cost and expenses
Cost of sales	20,433	78.1	26,994	100.7
Selling and administrative	10,426	39.9	7,232	27.0
Research and development	2,192	8.4	1,328	4.9

Operating loss	(6,899)	(26.4)	(8,735)	(32.6)

Other income (expense) Interest income	480	1.8	76	0.3
Interest expense	(1,353)	(5.2)	(404)	(1.5)
Gain (loss) from fair value of notes and warrants	4,190	16.1	—	—
Other — net	(197)	(0.8)	(61)	(0.2)

Loss before income tax benefits	(3,779)	(14.5)	(9,124)	(34.0)
Income tax benefit	(4,271)	(16.3)	(2,363)	(8.8)

Net earnings (loss) before cumulative effect of change in accounting principle	492	1.8	(6,761)	(25.2)
Cumulative effect of change in accounting principle	—	—	95	0.4

Net earnings (loss)	$492	1.8%	$(6,666)	(24.8)%

Revenue. Allied had revenue of $26,152 (Restated) in the three months ended September 30, 2006, which was 3% lower than its revenue in the same period of 2005.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	September 30, 2006		September 30, 2005
		Percentage		Percentage
	Amount	of total	Amount	of total
	Restated
Ammunition & Weapons Effects	$13,293	51%	$16,736	62%
Electronic Security	10,736	41%	8,071	30%
Other	2,123	8%	2,012	8%

	$26,152	100%	$26,819	100%

Ammunition & Weapons Effects (“AWE”) Segment revenue for the third quarter of 2006 decreased $3,443 (Restated) (21%) from the prior period due to lower revenues at MECAR. Revenues for the three months ended September 30, 2006 included $11,562 (Restated) of revenues at MECAR, $1,517 of revenues at Titan and $214 of revenues from MECAR USA, as compared to $15,868 in revenues for MECAR, $868 in revenues for Titan, and no revenues for MECAR USA in the prior period.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
The decrease was driven by a lower volume of MECAR contracts in process during the quarter. In the earlier part of 2006, MECAR was completing contracts that were carried over from 2005. The reduction resulted from inability to replace those contracts in the third quarter. The revenues for the Marshall, TX operations were up approximately 100% year to year based on an initial ramp up in activity at that facility. Within the AWE segment, MECAR represented 87% or $11,562 (Restated) of the revenue and the Marshall facility represents 13% or $1,731 of the revenue. Based on a constant 2005 currency exchange rate for the quarter, the decrease in the third quarter of 2006 would have been $4,645 (Restated), or 29% from 2005, as compared to an actual decrease of $4,306 (Restated) or 27% from 2005.
Revenues for the Electronic Security (“ES”) Segment increased $2,665 (33%) from prior year levels. Revenues for the three months ended September 30, 2006 included $6,774 of revenues at VSK, $2,390 of revenues at NSM and $1,572 of revenues from GMS as compared to $6,815 of revenues at VSK, $1,256 of revenue at NSM and no revenues for GMS in the prior period. This increase resulted from the November 2005 acquisition of GMS and a 90% increase in revenue for the quarter at NSM offset by lower revenues of the Euro-based operations in the VSK Group. VSK represented 63% or $6,774 of the revenue as compared to 37% or $3,962 for the U.S.-based operations of GMS and NSM. The increase in revenues at NSM resulted from increased contracts on an integrated system rather than component basis. The prior period was considerably lower due to a slow down from federal law enforcement agencies. Based on a constant 2005 currency exchange rate, VSK revenues would have had a decrease of $117 or 2% from 2005 levels as compared to an actual decrease of $40 or 1% from 2005.
Cost of Sales. Cost of sales as a percentage of sales for the three months ended September 30, 2006 was 78% (Restated) compared with 101% for the same period in 2005.
Cost of Sales by Segment

	Three months ended
	September 30,
	2006		2005
	Restated
		% of Segement		% of Segement
	Amount	Revenue	Amount	Revenue
Ammunition & Weapons Effects (AWE)	$14,603	110%	$20,173	121%
Electronic Security (ES)	4,889	46%	5,595	69%
Other	941	44%	1,226	61%

Total	$20,433	78%	$26,994	101%

Cost of Sales for the AWE Segment was $14,603(Restated) (110% of revenues) in 2006 as compared to $20,173 (121% of revenues) in 2005. The change in cost of sales is mainly due to activity at MECAR. In both the current period and prior period, the MECAR’s cost of sales exceeded revenues because of the relatively lower level of revenues on a substantially high fixed cost base. At the current level of revenues and mix of contracts, MECAR operations continue to be ineffective in 2006. In 2006, the cost of sales as a percentage of revenues was lower than the prior period because 2006 had the benefit of a large higher margin contract with one of MECAR’s largest customers that commenced in late 2005. Gross loss for the AWE segment was $1,310 (Restated) (10% of revenues) in 2006 and a loss of $3,437 (21% of revenues) in the prior period. Gross loss for the three months ended September 30, 2006 consisted of a $2,317 (Restated) loss from MECAR, offset by a gross profit of $1,007 from the Texas facility operations including MECAR USA and Titan, as compared to a loss of $3,682 at MECAR and gross profit of $245 from the Texas facility in the prior period. The Marshall facility had improved margins in the current period as margins went from 28% in the prior period to 58% in the current period as a result of the increased sales volume at that facility. In constant U.S. Dollars, based on 2005 currency exchange rates, the gross profit for MECAR increased $1,293 (Restated) in the third quarter as compared to the prior year, which was not significantly different than the increase of $1,365 (Restated) based on current exchange rates.
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
Selling and Administrative Expenses. Selling and Administrative expenses for the quarter ended September 30, 2006 increased $3,194 over the prior period. As a percentage of revenues, the current period’s Selling and Administrative expenses were 40% of revenues as compared to 27% in the prior year. The increase in spending is attributed to $889 increase in Corporate expenses, a $2,279 increase in the ES segment and a $138 increase in the AWE segment, offset by a decrease of $110 in Other.
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
Interest Expense. Interest expense for the three months ended September 30, 2006 was $1,353 as compared to expense of $404 in the prior period. This increase is mainly due to the interest on the $30,000 senior subordinated convertible notes issued in March 2006. In addition, in November 2005, the Company signed a note in conjunction with the acquisition of GMS with the seller for $6,700 face value. See Notes 7 and 8 of the financial statements for a description of the Company’s debt obligations.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
Pre-Tax Income (Loss)
Pre-Tax Income (Loss) by Segment Before
the Cumulative Effect of Accounting Change

	Three months ended
	September 30,
	2006	2005
	Restated
Ammunition & Weapons Effects	$(5,673)	$(7,702)
Electronic Security	(294)	(245)
Other	71	(345)
Corporate	2,117	(832)

	$(3,779)	$(9,124)

Ammunitions & Weapons Effects had a pre-tax loss of $5,673 (Restated) for the three months ended September 30, 2006, versus a pre-tax loss of $7,702 for the comparable period in 2005. The improved results stemmed from improved operating results at MECAR. The prior year loss resulted from a delay of orders from MECAR’s largest customer offset with smaller less efficient contracts while the current period benefited from a better mix of contracts than 2005.
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
Income Taxes. The effective income tax rate for the three months ended September 30, 2006 was 113% (Restated) tax benefit as compared to a tax benefit of 26% in the same period of 2005. In the current period, the Company is booking a full valuation allowance for all losses from U.S. operations. The rate in effect from the quarter reflects the benefit expected to be utilized from foreign operations based on their projections for the full year 2006. The Company’s interim accounting for income taxes is in accordance with Financial Accounting Standard Board Interpretations Number 18, Accounting for Income Taxes in Interim Period. The benefit recorded in the prior period resulted from the income producing ES operating units.
Net Earnings (Loss). The Company reported net earnings of $492 (Restated) for the three months ended September 30, 2006 compared with $6,666 net loss in the same period of 2005. The tax benefit recorded by the Company in the quarter ended September 30, 2006 of $4,271 (Restated) contributed to the net earnings reported for the quarter. The pre-tax loss for the three months ended September 30, 2006 was $3,779 (Restated) as compared to $9,124 in the prior period. These improved results resulted from improved gross margins offset by higher selling and administrative and research and development cost. In addition, in the current period, the Company had a gain from the change in the fair value of the senior subordinated convertible notes and warrants that were issued in March 2006. A reduction in the operating loss in the current period matched with the gain on the Notes and warrants were the major reasons for the improved results in the current period. The loss in 2005 includes a nonrecurring adjustment to the charge for the Cumulative Effect of Change in Accounting Principle of $95 income that represents the change in the currency rate from the initial adjustment date of January 1, 2005.

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

	Nine months ended September 30,
	2006		2005
	Restated
	$	%	$	%
Revenue	$93,616	100%	$76,995	100%
Cost and expenses
Cost of sales	72,686	77.6	65,165	84.6
Selling and administrative	29,282	31.3	23,251	30.2
Research and development	5,916	6.3	4,345	5.6

Operating loss	(14,268)	(15.2)	(15,766)	(20.4)

Other income (expense)
Interest income	774	0.8	483	0.6
Interest expense	(5,070)	(5.4)	(1,441)	(1.9)
Gain (loss) from fair value of notes and warrants	5,204	5.6	—	—
Other — net	837	0.9	(50)	(0.1)

Loss before income taxes (benefits)	(12,523)	(13.4)	(16,774)	(21.8)

Income tax expense (benefit)	(4,271)	(4.6)	(5,547)	(7.2)

Net loss before cumulative effect of change in accounting principle	(8,252)	(8.8)	(11,227)	(14.6)
Cumulative effect of change in accounting principle	—	—	(5,372)	(7.0)

Net loss	$(8,252)	(8.8)%	$(16,599)	(21.6)%

Revenue. Allied had revenue of $93,616 (Restated) in the nine months ended September 30, 2006, which was $16,621 or 22% more than its revenue in the same period of 2005.

	Revenue by Segment
	Nine Months Ended		Nine Months Ended
	September 30, 2006		September 30, 2005
	Restated
		Percentage		Percentage
	Amount	of total	Amount	of total
			Restated
Ammunition & Weapons Effects	$55,180	59%	$44,112	57%
Electronic Security	33,614	36%	28,243	37%
Other	4,822	5%	4,640	6%

	$93,616	100%	$76,995	100%

Ammunition & Weapons Effects Segment revenue for the nine months ended September 30, 2006 increased $11,068 (Restated) (25%) from the prior period due to higher revenues at MECAR. Revenues for the nine months ended September 30, 2006 included $52,457 (Restated) of revenues at MECAR, $1,802 of revenues at Titan and $921 of revenues from MECAR USA, as compared to $42,410 from MECAR, $1,702 for Titan, and no revenues for MECAR USA in the prior period. The increase was driven by a large contract that commenced in late 2005 from one of MECAR’s largest customers. In 2005, there was very low contract activity and most activity involved completion of contracts from earlier periods for a variety of different products. The revenues for the Marshall, TX operations were up 60% year to year based on an initial ramp up in activity at that facility. Within the AWE segment, MECAR represented 95% or $52,457 (Restated) of the revenue and the Marshall facility represents 5% or $2,723 of the revenue. Using a constant 2005 currency exchange rate for the nine months, MECAR’s revenues for 2006 would have been $53,266 (Restated) rather than the $52,457 (Restated) reported, an increase of $10,856 (Restated) or 26% from 2005, as compared to an actual increase of $10,047 (Restated) or 24% from 2005.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
Revenues for the Electronic Security Segment increased $5,371 (19%) from prior year levels. This increase resulted from the November 2005 acquisition of GMS and a 19% increase at NSM offset by lower revenues at the VSK Group. Revenues for the nine months ended September 30, 2006 included $21,117 of revenues from VSK, $6,699 of revenues from NSM and $5,798 of revenues from GMS, as compared to $22,623 of revenues from VSK, $5,620 of revenues at NSM and no revenues for GMS in the prior period. VSK represented 63% or $21,117 of the revenue as compared to 37% or $12,497 for the U.S.-based operations of GMS and NSM. The decrease in revenues at VSK resulted from lower sales with the European distribution network and export sales. Based on a constant 2005 currency exchange rate, VSK revenues would have been $21,443 rather than the $21,117 reported, a decrease of $1,180 or 5% from 2005, as compared to an actual decrease of $1,506 or 7%.
Cost of Sales. Cost of sales as a percentage of sales for the nine months ended September 30, 2006 was 78% (Restated) compared with 85% for the same period in 2005.
Cost of Sales by Segment

	Nine months ended
	September 30,
	2006		2005
	Restated

		% of Segment		% of Segment
	Amount	Revenue	Amount	Revenue
Ammunition & Weapons Effects (AWE)	$52,960	96%	$45,943	104%
Electronic Security (ES)	17,035	51%	16,635	59%
Other	2,691	56%	2,619	56%
Corporate			(32)	0%

Total	$72,686	78%	$65,165	85%

Cost of Sales for the AWE Segment was $52,960 (Restated) (96% of revenues) in 2006 as compared to $45,943 (104% of revenues) in 2005. The increased cost of sales in the nine months ended September 30, 2006 resulted from the increased revenue volume in the current period and high manufacturing costs in the current year. Gross profit for the AWE segment was $2,220 (Restated) (4% of revenues) in 2006 and a loss of $1,831 (4% of revenues) in the prior period. Gross Profit for the nine months ended September 30, 2006 consisted of $746 (Restated) from MECAR and $1,474 of gross profit from the Texas facility which includes the operations of both Titan and MECAR USA, as compared to a loss of $2,346 from MECAR and gross profit of $515 from the Texas facility in the prior period. In constant U.S. Dollars, based on 2005 currency exchange rates, the gross profit for MECAR would have been $759 (Restated) in the nine months ended September 30, 2006 as compared to an actual gross profit of $746 (Restated) recorded by MECAR.
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
Gain on fair value of Senior Subordinated Convertible Notes and warrants. On March 9, 2006, the date of issuance, the Company recorded a loss from the issuance of senior subordinated convertible notes and warrants of $1,133. For the nine months ended September 30, 2006, a cumulative gain of $6,337 was recorded. The gain related to the calculated fair values of the Notes and warrants as of September 30, 2006 as compared to the fair value at issuance. See Note 8 for a description of this transaction.
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
Interest Expense. Interest expense for the nine months ended September 30, 2006 was $5,070 as compared to 2005 expense of $1,441. This increase is due to the interest related to the $12,000 draw on the Company’s Patriot/Wilton Senior Notes and a note signed with the previous owner of GMS for $6,700, both of which were used to finance the November 2005 acquisition of GMS. In addition in March 2006, the Company refinanced the Patriot/Wilton Senior Notes and $1,037 of amortization expense related to the write off of debt issue costs and discount on the Patriot facility were expensed in the current period. The Patriot facility was replaced by $30,000 senior subordinated convertible notes issued on March 9, 2006 which also caused the increase in interest expense. See Notes 7 and 8 of the financial statements for a description of the Company’s debt obligations.
Pre-Tax Loss
Pre-Tax Income (Loss) by Segment Before
the Cumulative Effect of Accounting Change

	Nine months ended
	September 30,
	2006	2005
	Restated
Ammunition & Weapons Effects	$(10,035)	$(14,002)
Electronic Security	(526)	368
Other	(928)	(1,528)
Corporate	(1,034)	(1,612)

	$(12,523)	$(16,774)

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
Ammunitions & Weapons Effects incurred a pre-tax loss of $10,035 (Restated) for the nine months ended September 30, 2006, versus a pre-tax loss of $14,002 for the comparable period in 2005. The decrease in the loss resulted from a decrease in the pre-tax loss at MECAR to $7,658 (Restated) as compared to $13,109 in the prior period due to higher revenue levels in 2006 and higher costs in the prior period associated with one large contract. The Marshall, Texas operations’ pre-tax loss for the nine months ended September 30, 2006 increased by $1,484, as compared to the same period in the prior year, due to the ramp up of operations at that facility.
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
The Corporate segment pre-tax loss for the nine months ended September 30, 2006 was $1,034 compared to a loss of $1,612 in 2005 primarily as a result of higher selling and administrative expenses and higher interest expense in the current period offset by a significant gain recorded on the change in the fair value of Notes and warrants issued in March 2006. Selling and administrative expenses were $2,514 higher than the prior period. The increase in selling and administrative expenses resulted from the adoption of FAS 123(R), increased professional fees and the establishment of a business development team at the corporate level. Interest expense increased by $3,128 in the current period as a result of the borrowings used to finance the acquisition of GMS in November 2005 and the write off of debt issue costs and debt discount associated with the refinancing that was completed in March 2006. The cumulative gain on the change in the fair value of the Notes and warrants was $5,204.
Income Taxes. The effective income tax rate for the nine months ended September 30, 2006 was 34% (Restated) tax benefit as compared to a benefit of 33% in the same period of 2005. The tax benefit recorded in the current period is based on the operating projections for full fiscal year adjusted for the full tax valuations allowance being recorded by the Company for U.S. operations.
Net Loss. The Company incurred a $8,252 (Restated) net loss for the nine months ended September 30, 2006 compared with $16,599 net loss in the same period of 2005. The loss in 2005 includes a nonrecurring adjustment to the charge for the Cumulative Effect of Change in Accounting Principle of $5,372, net of income taxes of $2,767. Excluding the nonrecurring charge, the pre-tax net loss for the nine months ended September 30, 2005 was $11,227. The reduction in the net loss for the nine months ended September 30, 2006 as compared to the prior period was mainly attributed to improved operations at MECAR and a higher income tax benefit. In 2005, MECAR changed its methodology for applying the percentage of completion contract accounting for the recognition of revenue. Prior to this change, MECAR used total direct costs as the basis for recognizing revenue, but subsequently elected to use only direct labor as the basis in an effort to better reflect revenue recognized during the life of sales contracts.
Backlog. As of September 30, 2006, the Company’s backlog was $57,618 compared to $100,993 at September 30, 2005. The September 30, 2006 and September 30, 2005 amounts include unfunded portions of approximately $6,525 and $8,207, respectively, from an ID/IQ federal contract within the ES segment. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting as applicable. The table below shows the backlog of the new segments for the three year period.

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
Liquidity and Cash Flows
The Company incurred a net loss of $8,252 (Restated) in the nine months ended September 30, 2006. The results for the nine months ended September 30, 2005 were a net loss before the cumulative effect of the change in accounting principle of $11,227. The Company used cash in operating activities in the nine months ended September 30, 2006 of $3,337 as compared to $25,933 of cash used in the nine months ended September 30, 2005. For the full year ended December 31, 2005, the Company used $22,229 of cash in operating activities. The Company had a September 30, 2006 balance of cash and equivalents of $20,024 and restricted cash of $9,526.
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2006
(Thousands of Dollars)
(Unaudited)
The Company is evaluating a variety of options to increase its liquidity in the fourth quarter of 2006 and into early 2007:
•	The Company intends to have in place, and is in the process of negotiating, a domestic line of credit or other financing that will provide $4,000 to $5,000 of immediate liquidity with a provision to accordion up to $20,000 based on financial performance in subsequent periods. This will be contingent on successful registration of the March 2006 issue of convertible debentures and warrants.

•	The Company is exploring possible asset backed financing from local banks in Marshall, TX. This will be contingent on successful registration of the March 2006 convertible debentures and warrants.

•	The Company is in discussions with the holders of the convertible debentures and other investors on a potential offering of $5,000 — $10,000 of subordinated notes.

•	The Company is in discussions with the MECAR SA banking group to allow MECAR SA to repay ADG approximately $5,000 in intercompany loans and 2006 past due management fees.

•	The Company is evaluating the disposition of certain non strategic assets.

•	The Company has the option of issuing dividends of excess cash from its VSK Group at year end.

•	The Company may further consolidate its California operations to further reduce operating expenses.
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
Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $39,245 (Restated) at September 30, 2006, which is an increase of $2,883 (Restated) from the December 31, 2005 level.
Cash at September 30, 2006 increased to $20,024 from $7,803 at December 31, 2005 mainly due to the net result of the $30,000 convertible debenture placement net of the $14,000 payoff of the Patriot/Wilton senior debt facility in March 2006.
Accounts receivable at September 30, 2006 decreased by $2,299 (Restated) from December 31, 2005. Costs and accrued earnings on uncompleted contracts decreased by $1,969 from December 31, 2005. Inventories decreased in the nine month period ended September 30, 2006 by $4,842 (Restated), mainly due to decreased inventory levels at MECAR. MECAR uses foreign currency derivative contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers. Prepaid and other current assets decreased by $403 from December 31, 2005 primarily from lower prepaid bank fees at MECAR.
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
Recent Accounting Pronouncements
In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company will adopt FIN 48 in fiscal 2007 and is currently evaluating whether the adoption of FIN 48 will have a material effect on the Company’s financial condition or results of operations.
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

The Allied Defense Group, Inc.
September 30, 2006
ITEM 3. QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE
Allied is exposed to market risk from foreign currency fluctuations and interest rate changes. Allied uses derivatives to manage some portion of these risks. Additional information regarding the derivatives is contained in Note 3. As of September 30, 2006 and December 31, 2005 all of the derivatives were related to actual or anticipated exposures of the Company’s transactions.
Approximately 79% and 84% of the Company’s revenue for the nine months ended September 30, 2006 and 2005, respectively was derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net loss for the nine months ended September 30, 2006 and 2005 by approximately $0.6 million and $1.6 million, respectively. A 10% change in the value of the Euro would impact reported total assets at September 30, 2006 and December 31, 2005 by $13.3 million and $12.8 million, respectively.
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
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
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
In February 2007, the Company reported a material error in the contract accounting at its subsidiary MECAR included in the Company’s consolidated results for September 30, 2006. In the process of implementing new processes and controls regarding MECAR’s contract accounting, as a result of the material weakness noted in item 3) above, MECAR overstated revenues and understated cost of sales for the quarter ended September 30, 2006. In the quarter ended September 30, 2006, MECAR installed a major upgrade of its integrated MRP SAP system. The upgrade was installed to automate and improve internal controls regarding contract accounting and to facilitate the revenue recognition under the new direct labor percentage of completion method that had been applied at MECAR. The error reported in the third quarter resulted from a lack of defined process regarding manual invoices and partial orders on sales contract in progress. The Company uncovered this error in the review of fourth quarter 2006 activity. The Company is in the process of adding additional resources and designing additional process and internal controls regarding MECAR’s contract accounting system.
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

THE ALLIED DEFENSE GROUP, INC.
/s/ Robert P. Dowski
Date: March 20, 2007	Robert P. Dowski
Chief Financial Officer and Treasurer