Form 10-K
period 2006-12-31
ALLIED DEFENSE GROUP INC
filed 2007-03-23
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter, was $108,021,785. For purposes of this determination, only our directors, including any indirect holdings of such directors as reported in Item 11 of this Form 10-K, and executive officers have been deemed affiliates.

The number of shares of registrant’s Common Stock outstanding as of February 28, 2007, was 6,440,944.

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

In order to continue building a strong worldwide strategic portfolio of defense and security businesses and to improve profitability, Allied has adopted a growth strategy that focuses on the following objectives:

•	Stimulate organic growth by expanding product offerings, increasing market share in existing markets, and penetrating new markets

•	Enhance marketing and business development efforts among the subsidiaries to increase sales and backlog

•	Successfully integrate new subsidiaries to ensure profitability and accretion

•	Make additional strategic acquisitions that complement existing operating segments

All amounts are reported in thousands of dollars, except for share data.

Description of Business

Allied.  Allied provides management, strategic guidance, business development, sales, marketing, export licensing, procurement, logistic support, treasury and government relations services for its subsidiaries. Allied reorganized its operations in 2005, adopting a new management model to increase coordination and synergies between the various operating units. The Company refocused itself on two core competencies — Ammunition and Weapons Effects and Electronic Security. In addition, the Company has the Other segment that includes the Seaspace division.

Ammunition & Weapons Effects Segment

This segment includes the Belgium subsidiary MECAR and the two U.S. companies, MECAR USA (first became operational in 2005) and Titan. MECAR and MECAR USA focus on ammunition and light weapons, while Titan specializes in battlefield effects simulators utilizing pyrotechnic devices.

MECAR.  MECAR designs, develops, manufactures and sells ammunition and light weapons for military use. Substantially all of MECAR’s revenues are derived from the sale of ammunition which is used with weapons that are generally considered defensive weapons. From time to time, MECAR provides system integration services pursuant to which it purchases and resells weapon systems and/or ammunition manufactured by others. MECAR’s products consist of a wide variety of ammunition and grenades in the medium caliber, artillery, anti-tank and anti-material categories. The following are the principal products produced and sold by MECAR:

Mortar Ammunition The 120mm family is state of the art ammunition for standard field mortars and for the turreted Armored Mortar System (AMS). The current version of this ammunition has successfully completed qualification with the U.S. Army, together with the 120mm AMS Light Armored Vehicle (LAV) system. This system is capable of direct as well as indirect fire. MECAR has developed and qualified a direct fire fuze for the AMS. The 81mm family of mortar ammunition has been modernized to compete with the latest generation of this product line. A 60mm round of mortar ammunition is being developed.

90mm Ammunition MECAR develops and produces complete families of 90mm ammunition that include Armor Piercing Fin Stabilized Discarding Sabot (APFSDS), High Explosive (HE), High Explosive Anti-Tank (HEAT), Smoke (SMK) and High Explosive Squash Head (HESH) rounds for the COCKERILL Mk II and III, ENGESA EC-90, the DEFA F1 and the CN 90 F3 & F4 guns. The 90mm MKVIII KENERGA Weapon System has been jointly developed by Cockerill Mechanical Systems (“CMI”) and MECAR to provide the modern LAV with anti-tank punch similar to that of tanks equipped with 105mm guns, without sacrifice to the range, mobility and maintainability of the light LAV. In this partnership, CMI is responsible for the turret and weapon and MECAR for the ammunition. The ammunition products include the APFSDS, HESH and SMK versions with their corresponding training rounds.

105mm Tank Ammunition MECAR produces the entire range of 105mm tank ammunition. These include the APFSDS, High Explosive Anti-Tank (HEAT), HESH and SMK, with their corresponding training rounds. Additionally, it has produced specialized short range training rounds for the Belgian Army. In 2003, MECAR, in conjunction with L-3 Communications, won the competition to deliver the 105mm High Explosive Plastic — Tracer (HEP-T) and Training Practice — Tracer (TP-T) rounds to the U.S. Army for the Stryker BCT systems. The rounds have been type classified as the M393A3 and M467A1 respectively.

120mm Tank Ammunition MECAR is entering into a partnership to produce a 120mm HEP round for the 120mm smooth-bore tank gun. Based on the highly successful 105mm HEP round, this will provide the same capabilities to defeat a wide variety of material targets to the Abrams and Leopard 2 tanks.

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

Grenades MECAR manufactures two types of grenades: the M72 controlled fragmentation hand grenade and the universal bullet trap rifle grenade. The universal bullet trap rifle grenade is designed to be light, effective, accurate and simple to use. It is fitted over the muzzle of any standard military rifle with a muzzle outer diameter of 22mm and fired from the shoulder in the normal manner. MECAR manufactures several different bullet trap grenades including high explosive fragmentation, anti-personnel, armor piercing, smoke generating, white phosphorus, and parachute flare (night illuminating). A new dual-purpose rifle grenade with an electronic dual safety fuse has been developed for a European client. It is in its final stages of production.

ALLIED TECHNOLOGY.  Allied Technology was formed to coordinate the activities of MECAR USA and Titan.

MECAR USA.  MECAR USA is pursuing contracts from the U.S. Government and others for ammunition and pyrotechnics devices. MECAR USA became operational in late-2005 following construction of a new facility in Marshall, Texas. MECAR USA is focusing on the 105mm tank ammunition market.

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

Electronic Security Segment

This segment includes the operations of VSK, NSM and GMS. The Electronic Security (ES) segment provides products in the areas of security systems, surveillance and, electronic data transmission.

VSK Group.  VSK designs, manufactures, sells, and installs security systems for government and private industry. VSK consists of five companies: VSK Electronics N.V., Télé Technique Générale S.A., Intelligent Data Capturing Systems (IDCS) N.V., VIGITEC S.A., and CMS Security Systems, Inc. VSK Electronics N.V. manufactures access control and fire detection systems; Télé Technique Générale S.A. installs security systems; IDCS N.V. manufactures integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and CMS Security Systems manufactures and markets its own products — access control systems — and will market VSK products once final product certifications are received in 2007. These firms combine to create a wealth of technical knowledge in hardware and software development and closed circuit monitoring, along with the latest trends in data transmission and communication protocols for a host of protection and detection security systems. VSK’s systems offer total integration with all aspects of data collection and management, surveillance, protection and detection with either direct and/or remote programming options for maximum control. The latest technological systems include biometric verification, asset tracking and digital closed circuit television distribution. VSK acquired CMS Security Systems, Inc. on August 1, 2004 with a goal of using this entity to market VSK Group products in the North American market. Certain VSK Group products are currently undergoing testing and certifications required before such products can be marketed and sold in the United States. We estimate that final certifications will be received in 2007.

NSM.  NSM develops sophisticated microwave surveillance systems used in law enforcement, port security, border security, airport security, high-end commercial security, and citywide surveillance applications and defense applications. The company is currently providing operations support for U.S. forces in Iraq and Afghanistan. NSM’s products and services are used for gathering, transmitting, receiving and processing multiple signals from remote locations. NSM develops, assembles and sells electronic technology products and systems for users to operate through NSM’s proprietary hardware, software and communication links. NSM’s systems and products include cameras, command/control systems, video concealments, intelligent software, microwave link solutions, radars, and other sensors. NSM offers fixed observation/transmit surveillance installations in addition to mobile command centers and airborne camera/tracking/transmit packages.

Global Microwave Systems.  GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage. GMS’s proprietary products occupy a commanding position within the

Federal law enforcement community, and are widely used in organized crime, narcotics, and anti-terrorism investigations and prosecutions. GMS products are currently in use by both U.S. and coalition forces in counter-insurgency and anti-terrorism operations abroad. Because of their sub-miniature size, low power requirements, high fidelity, and long ranges, they have proven ideal for incorporation into the sensor suites numerous air vehicles, including police and military helicopters and unmanned vehicles. GMS is now selling its proprietary, high definition video link. This has gained wide acceptance in high-profile televised sports applications.

Other Segment.

This segment consists solely of SeaSpace that provides products in the area of environmental monitoring. In the first quarter of 2007, the Company committed to a formal plan to sell SeaSpace as part of management’s plan to dispose of certain non-strategic assets of the Company. The Company has retained the services of an investment banking advisor to assist in the disposal which is expected to occur in 2007. The Company is not expecting to record a significant gain or loss as a result of this transaction.

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

Geographic Areas and Industry Segments

See Note W of Allied’s consolidated financial statements for information concerning the geographic areas and industry segments of Allied which information is incorporated herein by reference. The Company operates in two principal segments and one smaller segment: Ammunition & Weapons Effects segment which consists of MECAR, MECAR USA and Titan and the Electronic Security segment which consists of VSK, NSM, and GMS. The Other segment consists solely of SeaSpace.

Market and Customers

Allied derives the principal portion of its revenue in the Ammunition & Weapons Effects segment from direct and indirect sales to foreign governments and prime contractors, primarily on fixed price contracts. One foreign government accounted for approximately 28% in 2006, 44% in 2005, and 56% in 2004, of Allied’s revenue, directly or indirectly, as detailed in Note A to Allied’s consolidated financial statements. Commencing in early 2000, MECAR designated a former marketing representative as its independent distributor/value added reseller (“Distributor”) to foreign government customers. The Distributor obtains a contract from the end user customer and subcontracts a portion of the work to MECAR. The products that MECAR produces are sold to the Distributor for resale to the foreign government agencies end users. The use of a Distributor for these purposes is not in conflict with NATO or Department of Defense regulations or protocol.

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

When MECAR obtains a contract for the sale of its products, it generally receives down payment(s) and/or letter(s) of credit to be applied to the purchase price upon shipment of the products. In such cases, MECAR is generally required to provide advance payment guarantees and performance bonds issued by its banking group pursuant to the terms of the company’s credit facility. MECAR has from time-to-time received foreign military sale (“FMS”) contracts from the U.S. Government for the manufacture of ammunition for the benefit of a foreign government customer. Such contracts may be terminated for convenience by the government or upon default by the manufacturer. The contracts received by MECAR through the FMS system do not require down payments, letters of credit, advance payment guarantees or performance bonds. MECAR USA’s current customers are the United States Government and U.S.-based prime contractors. Titan customers include a number of U.S. Army, National Guard and Marine Corps ranges and training centers.

In the Electronic Security segment, VSK derives substantially all of its revenue from sales and services to private industry such as banks, hospitals, commercial businesses, office buildings and to local governments. VSK sells some of its products/services directly to the end users; in most instances it sells its systems to independent distributors and resellers for resale to the end users. The customers of VSK are principally located in Belgium and in neighboring countries. While most of the orders received by VSK are for work which can be completed within one year, it has received multi-year orders for its products and services. VSK Electronics and IDCS sell their products principally in European markets. VIGITEC and Télé Technique Générale sell their products in Belgium and in other European markets. CMS Security Systems sells its products principally in the U.S. VSK expects to market its products in the U.S. through CMS Security Systems following final product certifications, the last of which are expected to be received in 2007. NSM’s customers include U.S. Government agencies and the Department of Defense, as well as, state and local law enforcement agencies. Contracts from the U.S. Government agencies have historically accounted for a majority of NSM’s revenues. GMS sells its products to Law Enforcement markets and integrators in the surveillance, search and rescue, military, TV broadcast and entertainment markets worldwide. The Electronic Security segment is not dependent upon any single large customer for a majority of its revenue.

In the Other segment, SeaSpace customers include numerous users with a need for mission-critical weather and environmental information, including scientists/researchers, universities, military forces and other government and commercial users. The Other segment is not dependent upon any single large customer for a majority of its revenue.

Principal Customers

MECAR has historically received a large percentage of its revenue from agencies of a foreign government. See Note A to Allied’s consolidated financial statements. MECAR receives contracts for the benefit of these customers via the Distributor and has also received contracts for the benefit of these customers via the FMS program. Each of NSM and Titan has historically received the substantial majority of its revenue from agencies of the U.S. Government. GMS receives the substantial majority of its revenue from Government Federal Agency contracts, and from customers who integrate their products in Military UAV/UGV programs and from television broadcasters.

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

In the Electronic Security segment, VSK, NSM and GMS rely upon a number of select subcontractors to supply the requisite electronic hardware for its security systems. To date, each entity has found such subcontract materials to be readily available. All three firms outsource the majority of their hardware assembly and manufacturing while maintaining the core design, assembly, integration, engineering and test activities in-house.

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

Marketing

The marketing activities of the Ammunition & Weapons Effects segment are strategically managed by a corporate business development team with personnel based in both Belgium and the United States dedicated solely to that segment. The day to day marketing activities are handled by MECAR, MECAR USA and Titan staff of sales engineers, and executive personnel. For MECAR and MECAR USA, an even greater effort has been made to pursue non-traditional customers in order to mitigate the potential downfalls of relying on a few large customers. Business development personnel have also been added to maximize the number of delivery orders from the BES ID/IQ contract at Titan. The Company now has staff working with individual military training sites to explain Titan’s products and garner contracts at the local level; while other employees and consultants are working at the Pentagon and other command levels to increase training budgets and to explain the benefits of the BES program in contributing to troop preparedness. In addition, MECAR advertises in trade journals and participates in trade shows. MECAR is also represented by marketing representatives in different markets and has designated a Distributor for indirect sales to its principal end user customer.

Electronic Security (ES) segment markets its products principally through its executive personnel and the sales personnel staff of VSK, NSM and GMS and a corporate business development team dedicated to the ES segment. Marketing activities of VSK outside of Belgium are conducted by independent distributors. GMS and NSM marketing includes exhibiting at industry trade shows, industry publications and Internet search advertising. GMS also relies on System Integrators and Original Equipment Manufacturer (OEM) customers for resale of its products. The corporate business development team focuses in four main areas: coordinating marketing efforts among the ES segment subsidiaries to reduce overlap and missed opportunities; arranging demonstration of the ES segment products throughout the United States to a variety of law enforcement agencies, government agencies and commercial interests; enhancing current marketing materials and developing new materials to attract the attention of the potential customer base; and coordinate the activities of all sales personnel and outside distributors.

The Other segment markets its products in the United States principally through its executive management and its sales personnel. Marketing activities outside of the United States are conducted by independent distributors, supported by SeaSpace executive management and sales personnel. In addition, the Other segment advertises in trade journals and participates in trade shows.

Research and Development

In the Ammunition & Weapons Effects segment, the development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 2006, 2005, and 2004, the Ammunition & Weapons Effects segment expended $2,089, $1,854, and $1,579, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems in addition to its munitions.

The Electronic Security business requires continuous investment in research and development to update and enhance its security systems. VSK, NSM, GMS employ staffs of design engineers specialized in the field of electronic hardware and software system design. During 2006, 2005, and 2004, the Electronic Security segment expended $5,830, $4,421, and $2,741, respectively, on research and development.

The Other segment requires regular investment in research and development to continually update and enhance its products to remain competitive. SeaSpace employs design engineers specialized in the fields of electronic hardware/software and weather and environmental satellite ground reception systems. The Other segment expended $557, $915, and $2,375 on research development in 2006, 2005 and 2004, respectively.

Backlog

As of December 31, 2006 and December 31, 2005, Allied had backlog orders believed to be firm, after giving effect to the percentage of completion method of accounting for its contracts of $66,574 and $93,376, respectively. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting as applicable. A substantial portion of the backlog of orders as of December 31, 2006 is expected to be filled in 2007. The December 31, 2006 and 2005 backlog was as follows:

	December 31, 2006	December 31, 2005

Ammunition & Weapons Effects	$39,973	$71,142
Electronic Security	$23,608	$20,040
Other	$2,993	$2,194

Total	$66,574	$93,376

Electronic Security backlog included an unfunded portion from a federal contract of $6,992 and $8,330 at December 31, 2006 and 2005, respectively.

Competition

The munitions business is highly competitive. MECAR has a number of competitors throughout the world, including competitors in the United States. Many of its competitors are substantially larger companies with greater capital resources and broader product lines. Many of its competitors have existing relationships with governments and countries in which MECAR markets its products. For example, many countries will only acquire ammunition and other military items from vendors located in said countries. In many other countries, it is important to have an independent marketing representative. Competition is mainly based upon accessibility to potential markets, technical expertise, quality, capabilities of the product, price and ability to meet delivery schedules. The downsizing of the munitions industrial base has resulted in a reduction in the number of competitors through consolidations and departures from the industry. This has reduced the number of competitors in some programs, but has strengthened the capabilities of some of the remaining competitors. In addition, it is possible that there will be increasing competition from the remaining competitors in business areas in which they do not currently compete. The U.S. battlefield effects simulator market where Titan competes is relatively small and has been principally served by an entrenched, substantially larger competitor. Historically, the market has not attracted new entrants. Titan believes that it has superior technology that should permit it to gain a substantially larger share once required government testing and certification of its products is completed.

The nature of the competition encountered by the Electronic Security segment depends upon the sub-segment of the security systems business. In the development and manufacturing area, there are a number of larger competitors, many with greater financial resources than VSK. In the installation and services area, VSK competes with a number of smaller, local competitors. VSK has begun to market and sell its products in the United States where there are a number of well-established competitors. NSM competes with niche suppliers of specialized security products as well as much larger companies with substantially greater financial and other resources. GMS competes with a small number of different manufacturers that operate in its niche markets.

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

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of unexpected fiscal year funds. Moreover, in the years when the U.S. Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a “continuing resolution” that authorizes agencies of the government to continue to operate but traditionally does not authorize spending on new initiatives. When the government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect the Company’s revenue and profit during the period of delay. In recent years, NSM and GMS have experienced their periods of greatest revenues in the third and fourth quarters.

Personnel

As of December 31, 2006, the Company collectively had 694 full and part-time employees as follows:

	Technical &	Hourly	Part-Time	Technical
	Salaried Employees	Workers	Employees	Consultants	Total

Allied	16	—	—	—	16
MECAR	56	276	—	4	336
VSK Group	139	14	2	—	155
NSM	36	11	6	4	57
GMS	20	20	—	2	42
SeaSpace	30	3	3	3	39
Titan	15	8	2	—	25
MECAR USA	7	15	2	—	24

Total	319	347	15	13	694

The classification of employees noted above for MECAR and VSK is in accordance with Belgian law. MECAR’s hourly workers are represented by a labor union. The Company’s relations with the labor union have historically been good. In February 2007, MECAR reached an agreement with MECAR’s worker’s council, based on the subsidiary’s reduced backlog, to put all of MECAR’s employees on a reduced workweek.

MECAR entered into agreements with its labor union in the last quarter of 2006 to allow it to temporarily reduce its blue collar workforce. The agreement allows for up to 6 — 18 week layoffs of up to 95% of the workforce (security and maintenance people would have to remain). The size and duration of the layoffs will depend on workload in the factory and will be monitored and adjusted on a month to month basis. During the layoffs MECAR is responsible for paying medical and vacation benefits which account for approximately 8.5% of the total employment cost per worker. In addition MECAR has to pay a 6 Euro per day meal allowance each work day of layoff and has to bring the workers back for one full week of work every 18 weeks of layoff. At the end of February 2007 approx 135 workers out of a total of 273 workers were on layoff.

White collar workers agreed to a reduced work week and are currently being paid forth/fifths time until workload at the factory improves, saving MECAR approximately 16.5% of the white collar total employment cost. This is a voluntary agreement with the white collar workers and will be rescinded once the workload at the factory improves or at the end of eight months.

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

Environmental Regulations

Allied does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position, although new environmental regulations continue to go into effect in Belgium which may require some level of expenditure by MECAR in the future. MECAR has accrued approximately $119 at December 31, 2006 for all known expenditures required to be made by the Company at a later date in order to be compliant with the current Belgian regulations.

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

WE MAY NOT BE ABLE TO TIMELY REPAY OUR OUTSTANDING INDEBTEDNESS.

In March 2006, we issued $30,000 of convertible notes. We may be unable to repay these loans.

In conjunction with the $30,000 of convertible notes, the Company signed an agreement that required the Company to register the underlying shares of common stock with the SEC. The agreement required the Company to file a Form S-1 registration statement with the SEC no later than September 30, 2006. The Company was delayed by the late filing of its Form 10-K for 2005 and did not make the filing deadline. The Company filed its Form S-1 on November 7, 2006. Consequently, the Company paid a total of $1,003 in the fourth quarter of 2006 in late fees and penalties associated with that late filing. The agreement additionally required that the Company have the registration statement declared effective by the SEC by January 28, 2007. Since the initial Form S-1 registration statement is still under review by the SEC, the registration statement is not yet effective. As a result, the Company is paying a penalty of 1% of the $30,000 outstanding balance ($300) per month until the shares are registered. In conjunction with the terms of the notes, the Company may be in default and the notes will become callable if the shares are not registered by March 29, 2007. If these notes become callable, the holders are entitled to the face value of the notes of $30,000, and a 25% redemption premium of $7,500 in addition to accruing interest at the default rate of 12.5% per annum versus the current rate of 7.5%.

On February 20, 2007, the Company received a letter from Kings Road Investments, Ltd. (“Kings Road”), one of the holders of notes, asserting events of default under the note. The letter states that Kings Road is electing to accelerate and redeem the note in its entirety. Kings Road seeks payment of the $12,500 principal amount plus a premium of approximately $3,125 and default interest of approximately $500. The letter demanded payment within five business days of receipt of the notice. The terms of the notes provide that if a note holder is not timely paid upon an event of default, at any time before it receives such payment, it may rescind its redemption demand and reclaim its note with a new conversion price, which may be the lowest closing price since the date of the initial redemption notice. The conversion price of the notes is presently $25.85 per common share.

Kings Road alleges that events of default under its note have occurred arising from alleged breaches of representations and warranties by the Company contained in the note. These representations and warranties relate to the adequacy of the Company’s internal accounting and disclosure controls and its disclosures in its financial statements and filings with the SEC. Kings Road cites certain disclosures by the Company in its Form 10-K/A filed November 7, 2006 for the period ended December 31, 2005, that, among other things, the Company has identified material weaknesses in its internal controls over financial reporting, including, without limitation, (i) deficiencies in the design of controls in place relating to estimate for warranty reserves at the Company’s Belgian subsidiary, VSK Electronics, (ii) deficiencies in the accounting for foreign currency exchange contracts of the Company’s foreign operations, (iii) deficiencies in accounting for contract costs at the Company’s Belgian subsidiary, MECAR SA, (iv) deficiencies in accounting for inventory costs at certain of the Company’s U.S. subsidiaries, (v) the lack of documentation and testing of the Company’s IT general controls, and (vi) the Company’s inadequate financial reporting processes. The Company disputes the alleged events of default. The Company is currently in discussions with Kings Road and other note holders in an attempt to resolve these issues.

On March 19, 2007 and March 20, 2007, the Company received letters from Portside Growth and Opportunity Fund (“Portside”) and LBI Group, Inc. (LBI), two other holders of the Company’s convertible notes, asserting events of default very similar to those asserted by King’s Road. Both letters seek to accelerate and redeem the notes in their entirety. Portside seeks immediate payment of $7,500 principal amount plus a redemption premium of $1,875 and default interest of approximately $545. LBI seeks immediate payment of $4,000 principal amount plus a redemption premium of $1,000 and default interest of approximately $284. The Company strongly disputes the alleged events of default. The Company is currently in discussions with Portside and LBI in an attempt to resolve these issues. The Company has not received a similar default notice from the one remaining holder of the convertible notes. Each of the notes contains cross-default provisions, which would cause an event of default under one note to be deemed a default under each of the other notes.

In addition, the Company has been in default of the loan covenants with MECAR’s credit facility at December 31, 2006 and 2005 due to violations of financial performance covenants for which it has received waivers for each of the reporting periods. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been restructuring its business to return to profitability. On February 27, 2007 MECAR received notification from its banks that they were temporarily suspending availability under the existing lines of credit until a meeting could be held to review the status of MECAR’s anticipated contract with its largest customer and the Company’s operating plans and lending requirements for the balance of 2007. Based on the meeting held on March 5, 2007, the temporary suspension was lifted on March 8, 2007. The Company is continuing to work with MECAR’s banking group to come up with a long-term credit solution including an increased facility to accommodate the anticipated contract from MECAR’s principal customer.

In the event some or all of the notes are called, the Company will not have sufficient cash to meet its obligations to redeem the notes. Should any significant combination of the other risks materialize, we could deplete our cash reserves as early as second quarter of 2007.

WE MAY NOT BE ABLE TO CURE A DEFAULT ON OUR INDEBTEDNESS.

In conjunction with the $30,000 of convertible notes issued on March 9, 2006, the Company signed an agreement that required the Company to register the underlying shares of common stock with the SEC. The Company is required to have the shares effective by January 28, 2007. Since the initial Form S-1 filing is still under review by the SEC, the shares are not yet effective. As a result, the Company is paying a penalty of 1% of the $30,000 outstanding balance ($300) per month until the shares are registered. In conjunction with the terms of the notes, the Company may be in default and the notes may become callable if the registration statement is not effective by March 29, 2007.

In addition, the Company has been in default of the loan covenants with MECAR’s credit facility at December 31, 2006 and 2005 for which it has received waivers for each of the reporting periods. MECAR’s banking group has agreed to renegotiate the terms of the credit facility. Negotiations are ongoing and we expect to have an amended credit facility in the second quarter of 2007.

If the Company’s senior notes become callable and/or if MECAR’s bank group refuses to continue to waive MECAR’s failure to meet the credit facility’s financial covenants and the amount owed under MECAR’s credit facility become callable, the Company will not have the cash to pay these obligations. The Company would have to look to alternative financing sources (or sales of its assets) to pay these obligations.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS HAVE ISSUED A “GOING CONCERN” OPINION RAISING DOUBT ABOUT OUR FINANCIAL VIABILITY.

As a result of our continuing losses and negative cash flows, our independent registered public accounting firm, BDO Seidman, LLP, issued a “going concern” opinion in connection with their audit of our financial statements for the year ended December 31, 2006. This opinion expressed substantial doubt as to our ability to continue as a going concern. The going concern opinion could have an adverse impact on our ability to execute our business plan, result in the reluctance on the part of certain suppliers to do business with us, result in the inability to obtain new business due to potential customers’ concern about our ability to deliver products or services, or adversely affect our ability to raise additional debt or equity capital.

WE HAVE LIQUIDITY ISSUES.

We may not receive significant new orders from our key customer in the Middle East nor may we be able to sufficiently trim expenses at MECAR to ensure a cash breakeven operation in 2007; we may not obtain the increase in MECAR’s bank facility needed to perform the expected contract; we may have to continue to fund operations at operating units projected to be cash neutral to positive in early 2007, if their anticipated revenues do not materialize; VSK may not have any excess cash with which to provide a significant cash dividend; and we may not be able to dispose any of our core or non-strategic assets. Should any significant combination of these risks materialize, we could deplete our cash reserves as early as second quarter of 2007.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL ON TERMS UNFAVORABLE TO OUR STOCKHOLDERS.

In view of our liquidity issues, we may need to raise additional capital. Based on our current level of operations, we believe that our cash flow from operations, together with amounts provided through various banking agreements; the sale of shares in December 2006; and potential proceeds from the sale of assets of the Other segment will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for the foreseeable future. If the Company’s senior notes become callable and/or if MECAR’s bank group refuses to continue to waive MECAR’s failure to meet the credit facility’s financial covenants and the amount owed to MECAR’s banks become callable, the Company will not have the cash to pay these obligations. The Company would have to look to alternative financing sources to pay these obligations. However, we neither have complete control over the timing and awarding of future contracts nor our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the defense and security industries. Such financings could also be required to support our traditional and recently acquired operating units. There is no assurance that we will be able to obtain such financings to support our existing businesses or we may only be able to obtain such capital on terms unfavorable to our stockholders.

OUR FINANCIAL RESULTS CONTINUE TO BE LARGELY INFLUENCED BY THE RESULTS OF MECAR.

MECAR continues to provide the principal portion of our revenues. In 2006, 2005 and 2004, MECAR contributed 51%, 60%, and 64%, respectively, of our annual revenue. Accordingly, our consolidated financial results are heavily dependent upon one of our subsidiaries. Further, MECAR historically has intermittent periods of poor financial performance, which results from significant fixed costs and the timing of sales contracts which may adversely affect our consolidated business, financial condition or results of operations.

AT MECAR, OUR REVENUE CONTINUES TO BE CONCENTRATED AMONG A SMALL NUMBER OF CUSTOMERS.

A significant percentage of our revenue is concentrated among a relatively small number of end-user customers. During the last five fiscal years, a foreign government in the Middle East and the U.S. Army, via direct sales and Foreign Military Sales (FMS), have provided the majority of our revenues. The loss of such a significant customer or a substantial decrease in sales to such a customer would have a material adverse effect on our revenue and operating results. Additionally, there may be significant gaps in time periods between receipt of significant contracts from these customers which may cause substantial swings in our operating results.

MECAR DEPENDS UPON AN INDEPENDENT DISTRIBUTOR FOR THE SALE OF PRODUCTS AND ANY DISRUPTION IN THIS RELATIONSHIP COULD ADVERSELY AFFECT US.

MECAR currently sells and supports its products to its largest customer through an independent distributor. Any disruption or termination of this distributor relationship could negatively impact our operations.

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

OUR MARKETS FOR AMMUNITION SALES ARE LIMITED BY THE AVAILABILITY OF BELGIAN EXPORT LICENSES.

Belgian law requires that MECAR obtain a government-issued export license to ship its ammunition products to other countries for each order it receives. From time to time, MECAR has been forced to decline an order from a customer due to refusal of the government to issue the export license. Such refusals have been based on actual or perceived deficiencies of the recipient country’s government or for other reasons. For example, MECAR has been denied export licenses for potential sales to Columbia due to Belgian government concern with the Columbian government. Similarly, Libya is still not formally open for defense sales from Belgium. In addition MECAR has been advised by the Belgian government that Ecuador would probably not be entitled to an export license. The denial of export licenses changes from time to time. Failure to obtain export licenses for sales to MECAR’s traditional customer base would adversely affect our operations and financial results.

OUR SUPPLIERS HAVE FROM TIME TO TIME BEEN LATE IN DELIVERY OF KEY SUPPLIES WHICH HAS DELAYED OUR PRODUCTION AND HAD A NEGATIVE IMPACT ON OUR FINANCIAL RESULTS.

MECAR’s operations are dependent on the ability of certain suppliers to deliver supplies on a timely basis. From time to time, MECAR has experienced substantial delays in receipt of needed supplies which has caused delays in MECAR’s production activities. If MECAR experiences any significant delays in receipt of necessary supplies and raw materials, MECAR’s production could be delayed which could adversely affect our financial results.

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

MECAR’S UNION WORKFORCE COULD ADVERSELY AFFECT OUR BUSINESS.

MECAR’s employees are unionized. Our inability to negotiate acceptable terms with the unions could result in strikes or work stoppages or increased operating costs as a result of higher wages or benefits paid to union members. If the unionized workers were to engage in a strike or other work stoppage, we could experience a significant disruption of our operations or higher ongoing labor costs, either of which could adversely affect our business, financial condition or results of operations. The union employees are subject to a national collective bargaining agreement that allows for influence on remuneration issues and employee policies.

WE MAY EXPERIENCE PRODUCT FAILURES, SCHEDULE DELAYS OR OTHER PROBLEMS WITH EXISTING OR NEW PRODUCTS AND SYSTEMS, ANY OF WHICH COULD ADVERSELY IMPACT OUR BUSINESS.

We may experience product and service failures, schedule delays and other problems in connection with the manufacture or delivery of our products. In addition to any costs resulting from product warranties, contract performance or required remedial action, these failures may result in increased costs or loss of revenues due to postponement of subsequently scheduled product and service deliveries. Performance penalties could also be imposed should we fail to meet delivery schedules or other measures of contract performance. These factors could have an adverse effect on our business, financial condition, or results of operations.

NEWLY FORMED SUBSIDIARIES AND RECENTLY ACQUIRED SUBSIDIARIES MAY NOT PERFORM AS EXPECTED.

MECAR USA was formed in late 2005 to acquire munitions contracts in the United States and to serve as an extended production facility for MECAR. Risks include the inability of MECAR USA to negotiate or win contracts in the United States, an unwillingness by potential customers to contract with a newly formed company, and/or the inability to generate enough revenue to cover operating costs over the long-term. Nor are there any guarantees that MECAR will be able to forward new or existing orders for fulfillment at MECAR USA. Thus, our substantial investment in MECAR USA may prove unproductive to the detriment of our financial condition or results of operations.

In November 2005, the Company acquired GMS to expand its market presence in the ES segment. Prior to the acquisition, GMS was a closely held, small private successful business with a niche product. Although the Company believes GMS’s products and customer base are important to growing in the ES segment, GMS as an integrated unit in the Company’s ES segment may fail to provide revenue growth to the Company and the investment in GMS may prove unproductive to the detriment of our financial condition or results of operations.

LARGE CONTRACT ORDERS MAY NOT BE FULFILLED.

Due in part to a substantial Battlefield Effect Simulator (BES) contract award received in 2005, we expect that Titan will need to grow substantially to fulfill contract demands. Such expected large orders may not be performed on a profitable basis as Titan ramps up to meet the expected demand due to an inability to find key engineering personnel, enough production workers, supplier disruptions, etc. This may adversely affect our financial condition or results of operations.

WE ARE NOT ABLE TO GUARANTEE THAT CONTRACT ORDERS INCLUDED IN OUR ESTIMATED BACKLOG WILL RESULT IN ACTUAL REVENUES IN ANY PARTICULAR FISCAL PERIOD OR THAT THE ACTUAL REVENUES FROM SUCH CONTRACTS WILL EQUAL OUR ESTIMATED BACKLOG.

There can be no assurance that any contracts included in our estimated backlog presented in this filing will result in actual revenues in any particular period or that the actual revenues from such contracts will equal our estimated backlog. Further, there can be no assurance that any contract included in our estimated backlog that generates revenue will be profitable. Failure to convert reported backlog into profitable results of operations may adversely affect our financial condition or results of operations.

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

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY SIGNIFICANT CHANGES IN THE CONTRACTING OR FISCAL POLICIES OF THE U.S. FEDERAL GOVERNMENT.

We have begun to derive substantial revenues from contracts with the U.S. federal government and we believe that the success and development of our business will continue to depend on our successful participation in U.S. federal government contract programs. Accordingly, changes in U.S. federal government contracting policies could directly affect our financial performance. Among the factors that could materially adversely affect our U.S. federal government contracting business are:

•	budgetary constraints affecting U.S. federal government spending generally, or specific departments or agencies in particular (we are particularly dependent upon the Department of Homeland Security) and changes in fiscal policies or available funding;

•	the adoption of new laws or regulations;

•	technological developments;

•	U.S. federal governmental shutdowns and other potential delays in the government appropriations process;

•	delays in the payment of our invoices by government payment officers due to problems with, or upgrades to, government information systems, or for other reasons;

•	competition and consolidation in the relevant industries; and

•	general economic conditions.

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

We derive revenues from government contracts that typically are awarded through competitive processes and span one or more base years and one or more option years. Government agencies generally have the right not to exercise these option periods. In addition, our contracts typically also contain provisions permitting a government client to terminate the contract on short notice, with or without cause. A decision not to exercise option periods or to terminate contracts would reduce the profitability of these contracts to us.

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

OUR FIXED-PRICE CONTRACTS MAY NOT BE PROFITABLE.

We provide many of our products and services through fixed-price contracts. In a fixed-price contract, we must fully absorb cost overruns, notwithstanding the difficulty of estimating all of the costs we will incur in performing these contracts and in projecting the ultimate level of sales that we may achieve. Our failure to anticipate technical problems, estimate costs accurately, anticipate foreign currency fluctuations with regard to revenue or the purchase of materials for contracts not in a subsidiary’s functional currency, or control costs during performance of a fixed-price contract may reduce the profitability of a fixed-price contract or cause a loss.

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

WE HAVE DEMANDS ON OUR CASH RESOURCES IN ADDITION TO INTEREST AND PRINCIPAL PAYMENTS ON OUR DEBT, INCLUDING, AMONG OTHERS, OPERATING EXPENSES. OUR LEVEL OF INDEBTEDNESS AND THESE SIGNIFICANT DEMANDS ON OUR CASH RESOURCES COULD:

•	make it more difficult for us to satisfy our obligations,

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions and other general corporate purposes,

•	limit our flexibility in planning for, or reacting to, changes in our lines of business,

•	place us at a competitive disadvantage compared to competitors that have lower debt service obligations and significantly greater operating and financing flexibility,

•	limit, along with the financial and other restrictive covenants applicable to our indebtedness, among other things, our ability to borrow additional funds,

•	increase our vulnerability to general adverse economic and industry conditions, and

•	result in an event of default upon a failure to comply with financial covenants contained in any existing credit facilities which, if not cured or waived, could have a material adverse effect on our business, financial condition, or results of operations.

•	Should any significant combination of these risks materialize, we could deplete our cash reserves as early as the second quarter of 2007.

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

OUR OPERATIONS MAY BE INSUFFICIENT TO PAY FOR OUR INCREASED OVERHEAD.

We have experienced increased overhead costs and our overhead costs could further increase. There can be no assurance that our operating units will generate sufficient excess cash flow to support these increased overhead costs.

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

THE PRICE OF OUR COMMON STOCK HAS BEEN VOLATILE.

The price of our common stock is volatile. From January 1, 2006 to March 5, 2007, the closing price of our common stock has ranged from a high of $23.25 to a low of $10.90. The volatile fluctuations of the market price are based on (1) the number of shares we may be required to issue in the future, compared to the market demand for our shares; (2) our performance and meeting expectations of our performance, including the development and commercialization of our products and proposed products; (3) market conditions for companies in the small capitalization sectors; and (4) general economic and market conditions.

STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF CONVERTIBLE NOTES, WARRANTS AND STOCK.

In March 2006, the Company completed a debt offering and issued $30,000 in convertible notes. In mid-December, 2006, the Company issued 400,000 of common stock in a private offering to certain of its larger shareholders and certain of the convertible debt holders of the Company. As a result of the private offering, the conversion price of the debt offering was reduced to $25.85 per share for a total potential conversion of approximately 1,161,000 shares. As part of the terms of the December offering, the number of warrants issued in conjunction with the March debt offering increased the number of warrants held by the debt holders to approximately 233,000 from the approximately 227,000 originally issued. In addition, the financial advisor on the debt offering received an additional 1,000 warrants with the December offering for a total of approximately 41,000. If all of the warrants are exercised and the debt is fully converted to Allied stock, current stockholders will experience a significant dilution in their ownership of the Company. Based on the terms of the debt offering both the notes and warrants are subject to anti-dilution provisions and can potentially become more dilutive to the Company.

Further dilution may occur in the event of a default on the $30,000 convertible notes. On February 20, 2007, the holder of $12,500 principal amount of the Company’s $30,000 convertible notes delivered to the Company a letter asserting events of default under the note. The letter states that the note holder is electing to accelerate and redeem the note in its entirety and seeks payment of the $12,500 principal amount of the note, plus a default premium of approximately $3,125 and default interest of approximately $500. On March 19, 2007 and March 20, 2007, the Company received notices from two of the holders of the convertible notes totaling $11,500 asserting events of default very similar to those asserted by the $12,500 note holder. These note holders seek payment of the $11,500 principal amount of the note plus a premium of approximately $2,875 and default interest of approximately $829. The letters demanded payment within five business days of receipt of the notice. The terms of the notes provide that if a note holder is not timely paid upon an event of default, at any time before it receives such payment, it may rescind its redemption demand and reclaim its note with a new conversion price, the lowest closing price since the date of the initial redemption notice. The conversion price of the notes is presently $25.85 per common share. Therefore, upon an event of default, a note holder’s election to reclaim its note with a new conversion price could result in a substantial dilution to existing shareholders.

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

In March 2007, the Company will file a registration statement to register the shares of common stock issuable upon conversion of the convertible notes and upon exercise of the warrants to permit the resale of these shares of common stock by the holders of the convertible notes and warrants. Upon the effective date of the registration statement, the holders of the convertible notes may sell all or a portion of the shares of common stock they receive by conversion of the notes and warrants directly in the market or through one or more underwriters, broker-dealers or agents. The size of the Company’s market “float” (shares held by non-affiliates of the Company) is approximately 2.5 million. Consequently, in relation to the size of the “float,” a large number of shares of common stock would be available for resale by the note holders upon effectiveness of the registration statement, which could depress the market price of the Company’s common stock.

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

In June 2006 and November 2006, the Board of Directors modified the Company’s shareholder rights plan to increase the “acquiring person” threshold from 15% to 25%.

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

AS OF DECEMBER 31, 2006, ALLIED HAD MATERIAL WEAKNESSES IN ITS INTERNAL CONTROLS, AND ITS INTERNAL CONTROL OVER FINANCIAL REPORTING WAS NOT EFFECTIVE AS OF THAT DATE. IF ALLIED FAILS TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, IT MAY NOT BE ABLE TO PROVIDE TIMELY AND ACCURATE FINANCIAL STATEMENTS. IN JANUARY 2007, THE COMPANY FOUND AN ERROR IN THE FINANCIAL RESULTS FOR SEPTEMBER 30, 2006 AND THE COMPANY HAD TO RESTATE RESULTS FOR THAT PERIOD.

As more fully described in Item 9A, the Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. As a result of management’s assessment, management has concluded that, as of December 31, 2006, Allied did not maintain effective internal control over financial reporting.

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

We have identified two material weaknesses in our internal control over financial reporting:

The first material weakness concerned accounting for contract costs at our Belgian subsidiary MECAR SA. The Company did not maintain an accurate contract accounting cost ledger. During the fourth quarter of 2006, we implemented a new integrated software package to assist us in accounting for contracts at our subsidiary. The initial implementation of this new contract accounting system was incorporated in the results reported for the third quarter of 2006. Later in the year, as we improved our contract accounting process and completed our year end closing process, the results for the third quarter were deemed to have included a material error with regard to inventory balances. Accordingly, the Company restated the financial results for the quarter ended September 30, 2006. Since the initial implementation in the later part of 2006, the Company has identified and implemented processes to improve the accuracy and timeliness of the information and the processing of transactions. The Company is continuing to monitor these transactions to ensure that they are properly recorded. We believe this material weakness will be fully remediated with the implementation of the above mentioned process improvements in 2007.

The second material weakness relates to the Company’s inadequate financial reporting processes. The Company’s recent restatements as well as the Company’s general consolidation and reporting processes were not adequate to meet the needs of the public reporting requirements during 2006. In 2006, the Company increased staffing and made key finance and management resource changes at MECAR and the Corporate headquarters. Some of these changes were put in place in the second half of 2006 and as such, full remediation was not achieved by the year end. In addition, the Company has had turnover in the financial organization in early 2007. The Company is continuing to increase staffing and develop formal financial reporting processes and is working to complete remediation in 2007.

The continued implementation of the initiatives described above is among our highest priorities. In 2005, the Company reported six material weaknesses and through extensive effort the Company has been able to limit the weaknesses to the two reported above for 2006. We are committed to eliminating these two weaknesses in 2007. There is no assurance that we will eliminate these weaknesses or in the future identify additional material weaknesses or significant deficiencies in our internal control over financial reporting. The reporting of these weaknesses could limit our ability to obtain financing, harm our reputation, disrupt our ability to process key components of our results of operations and financial condition timely and accurately and cause us to fail to meet our reporting obligations under SEC rules and our various debt arrangements. Further, if our internal controls over financial reporting are ineffective, we could materially misstate our financial results which could result in a future restatement of our financial statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Allied’s principal executive offices are located in Vienna, Virginia, where it leases approximately 6,400 square feet of office space. The lease expires in February 2013. The following table shows the principal properties of Allied’s subsidiaries as of December 31, 2006:

		Square Footage
Location	Property	Owned	Leased	Industry Segment

Nivelles, Belgium	Office/Mfg	140,000		Ammunition & Weapons Effects(1)
Harelbeke, Belgium	Office/Mfg	25,600		Electronic Security(2)
Heppignies, Belgium	Office/Mfg	9,600		Electronic Security(2)
Brussels, Belgium	Office/Mfg	8,700		Electronic Security(2)
Hasselt, Belgium	Office/Mfg	14,400		Electronic Security(2)
Huntington Beach, CA	Office/Mfg		3,100	Electronic Security(2)
Spring Valley, CA	Office/Mfg		22,597	Electronic Security(3)
Poway, CA	Office/Mfg		34,845	Other(4)
Carlsbad, CA	Office/Mfg		17,204	Electronic Security(5)
Marshall, TX	Office/Mfg	13,435	976	Ammunition & Weapons Effects(6)
Marshall, TX	Office/Mfg	15,738	54,000	Ammunition & Weapons Effects(6)

(1)	MECAR’s principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which was occupied by MECAR in 1989. The manufacturing area is approximately 112,000 square feet and the administration facility is approximately 28,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. MECAR also previously owned 600 acres in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was previously used as a test range. MECAR ceased its use of the Ardennes firing range in 2001, and sold the property at the end of 2005. MECAR is now utilizing other test ranges, including a test range owned by the Belgian Army, although it is also exploring the prospects of securing the use of a new test range. Throughout 2006, MECAR operated using one full and two partial shifts. MECAR is currently operating at no more than 50% of its productive capacity.

(2)	VSK operates from owned facilities throughout Belgium, as well as a leased facility in California. Such facilities are currently operating at approximately 85% of productive capacity.

(3)	NSM operates from leased office, production and warehouse facilities in Spring Valley, California. In 2004, NSM expanded to a second warehouse facility in close proximity to its original facility providing an additional 10,000 square feet. The original facility is leased on a month to month basis while the additional 10,000 square feet are leased through June 30, 2008. NSM is currently operating at 60% of its productive capacity.

(4)	SeaSpace operates from leased office, production and warehouse facilities in Poway, CA. The lease expires in June, 2009 and the facility is currently operating at approximately 70% of productive capacity. In 2004, SeaSpace expanded its production and warehouse facilities in close proximity to its original facility providing an additional 10,400 square feet at year end.

(5)	Global Microwave Systems operates from leased facilities in Carlsbad, CA. The office lease expires October 2007. GMS is currently operating at 50% of its productive capacity.

(6)	Titan operates from a facility in Marshall, TX that is 30% dedicated to office space and 70% to production. The facilities at Titan have been sized in anticipation of future period revenue growth and it is not currently operating at its productive capacity. MECAR USA operates from an office and manufacturing facility in Marshall, Texas, constructed in 2005 with assistance from the local development authority. In addition to the manufacturing facility, MECAR USA leased 12,500 square feet of warehouse space in 2005 and increased that to 49,000 square feet in January 2006. Titan relocated its operations to share this facility with MECAR USA and Allied Technology, LLC also shares 500 square feet of office space in the facility. The facilities at MECAR USA have been sized in anticipation of future period revenue growth and it is not currently operating at its productive capacity. The Marshall facility is currently operating at 40% of productive capacity.

The above facilities are considered to be in good operating condition, adequate for present use, and have sufficient plant capacity to meet current and anticipated operating requirements.

ITEM 3.	LEGAL PROCEEDINGS

On February 20, 2007, the Company received a letter from Kings Road Investments, Ltd. (“Kings Road”), one of the holders of convertible notes issued by the Company in March 2006, asserting events of default under the note. The letter states that Kings Road is electing to accelerate and redeem the note in its entirety. Kings Road seeks payment of the $12,500 principal amount plus a redemption premium of approximately $3,125 and default interest of approximately $500. The Company strongly disputes the alleged events of default. The Company is currently in discussions with Kings Road in an attempt to resolve these issues. If the Company fails to come to terms with King’s Road, a legal proceeding may result.

On March 19, 2007, the Company received a letter from Portside Growth and Opportunity Fund (“Portside”), another holder of the Company’s convertible notes, asserting events of default very similar to those asserted by King’s Road. This letter seeks to accelerate and redeem the note in its entirety. Portside seeks immediate payment of $7,500 principal amount plus a redemption premium of $1,875 and default interest of approximately $545. The Company strongly disputes the alleged events of default. The Company is currently in discussions with Portside in an attempt to resolve these issues. If the Company fails to come to terms with Portside, a legal proceeding may result.

On March 20, 2007, the Company received a letter from LBI Group, Inc. (“LBI”), another holder of the Company’s convertible notes, asserting events of default very similar to those asserted by King’s Road. This letter seeks to accelerate and redeem the note in its entirety. LBI seeks immediate payment of $4,000 principal amount plus a redemption premium of $1,000 and default interest of approximately $284. The Company strongly disputes the alleged events of default. The Company is currently in discussions with LBI in an attempt to resolve these issues. If the Company fails to come to terms with LBI, a legal proceeding may result. The Company has not received a similar default notice from the other holder of the convertible notes.

In conjunction with the $30,000 of convertible notes that were issued on March 9, 2006, the Company has an agreement that requires the Company to register the underlying shares of common stock with the SEC. The company filed a Form S-1 registration statement with the SEC on November 7, 2006 to register the common shares. The agreement required that the Company have the shares effective by January 28, 2007. Since the initial Form S-1 filing is still under review by the SEC, the shares are not yet effective. In conjunction with the terms of the notes, the Company may be in default and the notes may become callable if the shares are not registered by March 29, 2007.

MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been restructuring its business to return to profitability. On February 27, 2007 MECAR received notification from its banks that they were temporarily suspending availability under the existing lines of credit until a meeting could be held to review the status of a MECAR’s anticipated contract with its largest customer and the Company’s operating plans and lending requirements for the balance of 2007. The meeting was held on March 5, 2007 and the temporary suspension was lifted on March 8, 2007. There are no other material pending legal proceedings, other than ordinary routine litigation incidental to Allied’s business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2006, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR STOCK AND RELATED STOCKHOLDER MATTERS

Market Information.  Allied’s Common Stock has been listed for trading on the American Stock Exchange (“AMEX”) since September 15, 1992. Its AMEX trading symbol is ADG. Its media listing is under the symbol Allied Defense. The table below shows the high and low sales prices of Allied’s Common Stock during 2006 and 2005 (as reported by AMEX):

	2006		2005
	High	Low	High	Low

1st Quarter	$23.45	$20.45	$24.85	$21.55
2nd Quarter	23.30	20.77	25.80	20.12
3rd Quarter	21.98	16.00	25.06	21.50
4th Quarter	21.30	13.67	23.40	19.80

Stockholders.  The number of holders of record of the Common Stock at December 31, 2006 was 921.

Dividends.  Allied paid a 5% stock dividend in November 1992 to holders of record of its Common Stock on October 15, 1992. Cash was paid in lieu of the issuance of fractional shares. There have been no subsequent dividends declared or paid by Allied. The payment of dividends is within the discretion of Allied’s Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including earnings, capital requirements, operating and financial condition, and any contractual limitation then in effect. The terms of the senior subordinated convertible notes do not permit the Company to redeem, repurchase or declare or pay any cash dividend or distribution on its capital stock without approval of a majority in interest of the note holders for as long as any of the notes are outstanding. In addition, MECAR’s bank syndicate agreement requires the maintenance by MECAR of minimum financial covenants, which effectively restricts the amount of dividends we may pay from MECAR’s assets. As of December 31, 2006 MECAR was not compliant with those financial covenants, and although a waiver was obtained, MECAR is not allowed to remit a dividend.

Stock Issuances.  In December, 2006, the Company issued 400,000 shares of Common Stock in a private placement transaction to its larger existing shareholders. The shares were issued at a cash price of $16.71 per share. The Company will look to register these shares in 2007. Such shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. On November 14, 2005 (with an effective date of November 1, 2005), Allied acquired all of the outstanding capital stock of Global Microwave Systems in exchange for consideration which included 118,072 shares of unregistered stock. Such shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Equity Compensation Plan Information.  The following table provides information as of December 31, 2006 about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of December 31, 2006, including the 2001 Equity Incentive Plan, the 1997 Incentive Stock Plan and the 1992 Employee Stock Purchase Plan (all of which have been approved by the Company’s stockholders), as well as rights to acquire shares of the Company’s Common Stock granted to unaffiliated institutional investors.

			Number of Securities Available
	Number of Securities to be	Weighted Average	for Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	501,500	$17.20	128,255
Equity compensation plans not approved by security holders(1)	302,317	$24.37	—

Total	803,817	$19.89	128,255

(1)	Consists of 232,523 warrants issued to purchaser of convertible notes as part of the 2006 Financing, 41,794 warrants issued to the financial advisor for the 2006 Financing and, 28,000 warrants issued to the senior lender in the 2004 Financing.

PERFORMANCE GRAPH

The following graph assumes $100 was invested on December 31, 2001 in The Allied Defense Group, Inc. common stock, the S&P 500 Index and a peer group of companies. It compares the cumulative total return on each, assuming reinvestment of dividends, for the five-year period ended December 31, 2006.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2006

Allied Defense:  Represents The Allied Defense Group, Inc. common stock’s cumulative return over the past five years including reinvestment of dividends.

S&P 500:  Represents the S&P 500 Index’s cumulative return over the past five years including reinvestment of dividends.

Peer Group:  Represents the comparable peers’ cumulative return over the past five years including reinvestment of dividends.

The peer group consists of the following companies:

Alliant Techsystems (ATK); Cubic Corporation (CUB); CompuDyne Corporation (CDCY); Esterline Technologies (ESL); General Dynamics (GD); Hi-Shear Technology Co. (HSR); United Industrial (UIC); ActivCard Corp (ACTI); Anaren (ANEN); DRS Technologies (DRS); EDO Corporation (EDO); FLIR Systems (FLIR); Herley Industries (HRLY); Orbital Sciences Corp (ORB); Siemens AG (SI); Sparton (SPA); Teledyne Technologies (TDY); Tyco (TYC); ViaSat (VSAT); Argon St (STST); EMS Technologies (ELMG); Applied Signal (APSG)

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

	2006	2005	2004	2003	2002

Operations data:
Revenues	$128,685	$112,222	$146,201	$153,774	$141,013
Gross Profit	21,664	18,068	40,382	38,870	51,723
Earnings (loss) before cumulative effect of accounting change	(41,097)	(33,627)	1,370	2,718	18,625
Cumulative effect of accounting change, net of tax benefit	—	(5,293)	—	—	—
Net earnings (loss)	(41,097)	(38,920)	1,370	2,718	18,625
Earnings (loss) per share:
Basic
Earnings (loss) before cumulative effect of accounting change	$(6.78)	$(5.84)	$0.25	$0.49	$3.51
Cumulative effect of accounting change	—	(0.92)	—	—	—

Net earnings (loss)	$(6.78)	$(6.76)	$0.25	$0.49	$3.51

Diluted
Earnings (loss) before cumulative effect of accounting change	$(6.78)	$(5.84)	$0.24	$0.48	$3.32
Cumulative effect of accounting change(3)	—	(0.92)	—	—	—

Net earnings (loss)	$(6.78)	$(6.76)	$0.24	$0.48	$3.32

Balance sheet data:
Working capital	$(3,164)	$36,362	$78,963	$83,987	$69,273
Total assets	168,045	180,946	192,231	206,325	167,282
Bank overdraft facility	13,702	15,086	5,553	—	—
Long-term obligations(1) and(2)	41,550	25,701	7,600	12,110	7,422
Stockholders’ equity	55,347	81,493	125,553	114,723	95,734
Cash dividends declared per common share	$—	$—	$—	$—	$—

(1)	Long-term obligations at December 31, 2006 include the fair value of Senior Subordinated Convertible Notes of $26,907 issued on March 9, 2006. The Company has reclassified the Senior Subordinated Convertible Notes from long-term obligations to current liabilities on the consolidated balance sheet (See page 28 for additional information).

(2)	Long-term obligations at December 31, 2005 include the Patriot facility of $13,539 which was reclassified from Current to Long-term because of the Company’s ability and intent to refinance.

(3)	In 2005 MECAR changed its basis for applying percentage of completion accounting from total direct cost to direct labor cost. The charge in 2005 for the cumulative effect of the accounting change was $5,293, net of tax of $2,726.

2005 activity reflects the acquisition of Global Microwave Systems
2004 activity reflects the acquisition of CMS Security Systems
2002 activity reflects the acquisitions of NSM, Titan and SeaSpace.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, other than share data)

Overview

Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. The Company has two main reporting segments, the Ammunition & Weapons Effects (AWE) segment and the Electronic Security (ES) segment. In addition, the Company has a third, Other segment, that solely consists of the Company’s SeaSpace subsidiary. Headquarters expenses are reported separately on the segment reporting schedules.

The AWE segment provides conventional ammunition, battlefield effects simulators and other training devices to the U.S. military and 30 countries worldwide, dealing with defense departments or ministries of defense in US/NATO approved sovereign entities. The ES segment encompasses a wide range of fixed and deployable systems and equipment used to address today’s security and surveillance requirements in the U.S. and internationally. The ES segment markets its products to governments, law enforcement, and commercial security personnel. In addition to having these distinct differences in client base and application of products, the production processes of the segments are distinct. The AWE segment constitutes manufacturing operations while the ES segment is more focused on the assembly, integration, test and deployment of components manufactured by other suppliers.

•	Ammunition & Weapons Effects segment consists of MECAR, located in Belgium, MECAR USA and Titan, located in Marshall, TX. MECAR develops and produces medium caliber, tank, mortar and other ammunition. MECAR USA became operational in late 2005 and pursues contracts from U.S. and foreign governments for ammunition and pyrotechnics devices with a focus on the 105MM market. Titan designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices. Titan and MECAR USA are co-located at the same facility, are operated under a unified management team, share production facilities and employees and have a fully integrated back office and support service organization. MECAR, MECAR USA and Titan have similar products and services, similar production processes, common customers, similar methods to sell and distribute their products and operate in a similar regulatory environment.

•	Electronic Security segment consists of VSK, located in Belgium and California and NSM and Global Microwave Systems (GMS) located near San Diego, California. VSK consists of VSK Electronics N.V., which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A., which installs security systems; Intelligent Data Capturing Systems N.V., which manufacturers integrated video systems; VIGITEC S.A., which installs networked video surveillance systems; and CMS Security Systems which manufactures access control systems. NSM designs, manufactures, installs and services industrial and law enforcement surveillance products and integrated systems for the law enforcement community, agencies of the Department of Homeland Security and the Department of Defense. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.

•	The Other segment consists of SeaSpace located near San Diego, CA. It designs, manufactures, distributes and services weather and environmental satellite ground reception systems, and manufactures and markets a line of antenna systems. In January, 2007 the Board of Directors of the Company committed to a plan to sell SeaSpace. A sale is anticipated to be competed in the first half of 2007. Proceeds of the sale will be used in operations. The Company is not expecting to record a significant gain or loss as a result of this transaction.

Allied, the parent Company, provides management, business development and related services to its subsidiaries and has no operating activities.

Allied and its subsidiaries had a net loss of $41,097 ($6.78 per share diluted) in 2006 compared to net loss of $38,920 ($6.76 per share diluted) in 2005 and net earnings of $1,370 ($0.24 per share diluted) in 2004. The 2005 net loss before the cumulative effect of a change in the application of an accounting principle was $33,627 ($5.84 per share diluted). The 2006 and 2005 net losses have resulted from the lack of substantial orders from MECAR’s principal customers, exacerbated by continuing losses by the Company’s U.S.-based subsidiaries.

In the mid 1990’s, Allied acquired VSK to supplement its base business comprised of MECAR. The Company continued its diversification efforts in late 2001 and into 2002 with the acquisition of NSM, Titan and SeaSpace. In mid 2004 VSK acquired CMS Security Systems (CMS) with the goal of using it as a vehicle to sell VSK Group products in the US security market. In late 2005 the Company commenced operations at MECAR USA, which was organized to transfer the technologies and capabilities of MECAR to the US to enable the Company to pursue ammunition and related opportunities in the US market. In late 2005 the Company also acquired Global Microwave Systems (GMS) to enhance the Company’s competitiveness in the electronic security market segment as well as to leverage a suite of technologies — together with VSK, CMS and NSM — to deliver larger and more complex security solutions.

Trends in Operations

Allied reported disappointing results for 2006. The Company had a net loss of $41,097 or $6.78 per share in 2006 as compared to a net loss before the cumulative effect of a change in accounting of $33,627 or $5.84 per share in 2005. The losses in both years are largely attributable to the Company’s Ammunition & Weapons Effects (AWE) segment. The AWE segment had revenues of $70,798 in 2006 as compared to $67,396 in 2005, an increase of 5% from the prior year. This increase in revenues came from increases at both Titan and MECAR USA. MECAR concluded its approximately $130,000 Foreign Military Sales (FMS) contract in the first quarter of 2005 and experienced lower sales activity for the remainder of 2005 and all of 2006. MECAR anticipated receiving a significant replenishment contract from its largest customer in 2006 but the contract was not received by year-end. MECAR’s net loss before the cumulative effect of a change in accounting principle was $28,645 in 2006 as compared to $10,993 in 2005. Included in the loss for 2006 was a tax valuation allowance of $24,037 recorded for MECAR and U.S. operations pursuant to the guidance provided in SFAS 109, Accounting for Income Taxes. MECAR is engaged in a substantial restructuring with a goal of decreasing its break-even point. Titan incurred a $1,511 net loss for 2006 on approximately $3,535 in revenue. Titan expects improved results in 2007 due to the indefinite-delivery/indefinite quantity (IDIQ) contract received in mid-2005, which had only initial deliveries in 2006. MECAR USA incurred a $1,492 net loss for 2006, as the business unit became operational in late 2005 and the operations were being ramped-up in 2006. For 2007, MECAR USA is pursuing additional sales from current customers, and new domestic and foreign customers. In addition, MECAR USA anticipates subsequent deliverables from certain MECAR, SA contracts.

The ES segment had increased revenues of $12,079 (31%) from 2005 levels and an improvement in pre-tax profit from a loss of $2,041 to pre-tax profit of $2,428. Within the ES segment, VSK recorded another profitable year in 2006. The business unit contributed $31,130 in revenue and $1,839 in net earnings, as VSK’s revenues were up slightly from the prior year despite a slower marketplace in Europe. NSM reported a $475 net loss in 2006 on approximately $12,483 of revenues, as compared to a net loss of $6,470 in 2005 on $6,357 of revenues in 2005. NSM’s growth in revenues of 96% in 2006 resulted mainly from two U.S. Army contracts delivered in 2006. NSM expects significant growth over the next several years as the demand for its integrated surveillance solutions accelerates to meet growing demands from the Department of Defense as well as the needs of national, state and local law enforcement agencies and homeland security. GMS was acquired in November 2005, and therefore, 2006 represents the first full year of its operations consolidated in the ES segment. GMS’ revenues in 2006 were $7,268. GMS incurred a $217 net loss for 2006, which included $1,035 of amortization expense stemming from the intangible assets that were recorded in conjunction with the acquisition. We expect better performance for NSM and GMS in 2007, as the Company looks to further expand their market presence and reduce operating expenses at NSM. For both GMS and NSM, 2007 is expected to be a better year than 2006 with improved results expected in the third and fourth quarters of 2007.

For the Other segment, Seaspace’s revenues increased $982 (16%) as a result of increased revenue from antenna system sales and improved operating results from new management initiatives. SeaSpace incurred a $1,187 net loss for 2006 as compared to a loss of $7,332 in 2005. The loss in 2005 was negatively impacted by a charge of $3,060 for goodwill impairment and $1,094 charge for the recording of a tax valuation allowance for SeaSpace’s deferred tax assets. In January, 2007 the Board of Directors of the Company committed to a plan to sell SeaSpace. The sale is anticipated to be completed in the first half of 2007. Proceeds of the sale will be used in operations. The Company is not expecting to record a significant gain or loss as a result of this transaction.

While 2006 was a challenging year for the Company, given the disappointing financial results, the Company has undertaken important changes, which include the following:

•	Expanding the market presence of the ES Segment with additional U.S. Army contracts. Further expansion of VSK products in the U.S and eastern Europe, and expansion in broadcasting field;

•	Emphasizing business development at both corporate and operating unit levels;

•	Initiating the restructuring of MECAR’s operations to adjust the fixed cost based over the long-term;

•	Improving internal controls by expending considerable efforts on Sarbanes-Oxley compliance initiatives, both in term of labor and dollars; and

•	Upgrading its financial systems and processes for effective and efficient operations and to ensure regulatory compliance.

Allied concluded 2006 with a consolidated backlog of $66,574 compared with a consolidated backlog of $93,376 in 2005. In future periods, Allied operations will continue to be impacted by MECAR’s ability to obtain large orders on a periodic basis and Allied’s ability to successfully continue its expansion of other business.

Trends in Liquidity and Capital Resources

As detailed below, the Company has substantial liquidity issues. Operating losses incurred in 2005 and 2006 have depleted the Company’s liquid assets and the alleged and potential defaults under a convertible note issued in 2006 further jeopardize the Company’s financial condition.

Senior Subordinated Convertible Notes

The Company closed a $30,000 senior subordinated convertible debt facility in March 2006. Proceeds net of debt issue costs were approximately $28,000. A total of $15,200 was used to retire existing debt- including the Patriot facility. The remaining $12,800 was used in 2006 to fund working capital and capital expansion. These funds were initially raised to fund operations for a multi-year period but in 2006, due to MECAR not receiving a significant order from its largest customer, operating losses of the US subsidiaries, and higher corporate expenditures related to compliances fees and investments in business development. We utilized much of the excess cash raised in March 2006 by the end of 2006.

Letters Alleging Default

In February and March 2007, the Company received letters from three of the investors in the senior convertible debt asserting events of default under the facility. Information on the letters follows:

•	On February 20, 2007, the Company received a letter from Kings Road Investments, Ltd. (“Kings Road”), one of the holders of the Company’s convertible notes, asserting events of default under the note. The letter states that Kings Road is electing to accelerate and redeem the note in its entirety. Kings Road seeks payment of the $12,500 principal amount plus a redemption premium of approximately $3,125 and default interest of approximately $500. The Company strongly disputes the alleged events of default. The Company is currently in discussions with Kings Road in an attempt to resolve these issues. There is no assurance that the Company will be successful in defending the allegations.

•	On March 19, 2007 and March 20, 2007, the Company received letters from Portside Growth and Opportunity Fund (“Portside”) and LBI Group, Inc. (LBI), two other holders of the Company’s convertible notes, asserting events of default very similar to those asserted by King’s Road. Both letters seek to accelerate and redeem the notes in their entirety. Portside seeks immediate payment of $7,500 principal amount plus a redemption premium of $1,875 and default interest of approximately $545. LBI seeks immediate payment of $4,000 principal amount plus a redemption premium of $1,000 and default interest of approximately $284. The Company strongly disputes the alleged events of default. The Company is currently in discussions with Portside and LBI in an attempt to resolve these issues. There is no assurance that the Company will be successful in defending the allegations.

Debt Covenant Requires Effective Registration by March 29, 2007

The requirements of the debt covenant create further uncertainty regarding the Company’s liquidity position. The terms of the convertible debt facility entered into in March 2006 required the Company to file a registration statement with the SEC by September 30, 2006 for resale of the shares of common stock underlying the convertible debt and warrants issued in the transaction, and to have the registration statement declared effective by March 29, 2007. As a result of the Company’s accounting restatements and the delayed filing of the Form 10-K for the period ended December 31, 2005, the Company failed to make the required Form S-1 filing by September 30, 2006 and incurred approximately $1,003 of penalties and interest in the fourth quarter of 2006. On November 7, 2006, the Company filed the Form S-1 and on January 11, 2007, the Company subsequently filed Form S-1/A after receiving initial comments from the SEC. Additional comments have since been received from the SEC and the Company is in the process of preparing a response letter. The Company is subject to interest penalties of 1% of $30,000 outstanding balance ($300) per month until the registration statement is effective. The Company currently estimates it will pay an additional $900 in 2007 related to these continuing delays. In addition, the Company may be in default under the notes and the notes may become Callable, if the SEC does not declare the registration statement effective by March 29, 2007. The Company continues to work with the SEC to complete the registration of the securities underlying the convertible debt facility. The Company currently projects they will be able to file an amended S-1/A shortly after it is able to file this Form 10-K. The terms of the notes provide, in the event of Default, the holders with the right to demand redemption at a price equal to the sum of the face value of the notes, accrued and unpaid interest, and a redemption premium equal to 25% of the face value of the notes.

MECAR Credit Facility Default

In addition, the Company has been in default of the loan covenants with MECAR’s credit facility at December 31, 2006 and 2005 due to violations of financial performance covenants for which it has received waivers for each of the reporting periods. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been restructuring its business to return to profitability. On February 27, 2007 MECAR received notification from its banks that they were temporarily suspending availability under the existing lines of credit until a meeting could be held to review the status of a MECAR’s anticipated contract with its largest customer and the Company’s operating plans and lending requirements for the balance of 2007. Based on the meeting held on March 5, 2007, the temporary suspension was lifted on March 8, 2007. The Company is continuing to work with MECAR’s banking group to come up with a long-term credit solution including an increased facility to accommodate the anticipated contract from MECAR’s principal customer.

Management of Liquidity During 2006

The Company incurred a net loss of $41,097 in the year ended December 31, 2006. The results for the year ended December 31, 2005 were a net loss before the cumulative effect of accounting change of $33,627. The Company used cash from operating activities in the year ended December 31, 2006 of $2,400 as compared to $22,229 in the year ended December 31, 2005. As of December 31, 2006 the Company had $19,740 of cash and equivalents and $8,401 of restricted cash.

The $2,400 of cash used in operating activities stemmed from the net loss from operations. After adjusting for non-cash items such as depreciation and amortization, amortization of debt issue costs and conversion feature, and the adjustment of deferred income taxes the loss was $22,682. Offsetting the use of cash from the net loss was a reduction in the working capital of the Company. In general, the Company reduced its working capital in order to better manage its cash position. The most significant reduction in working capital was the reduction of inventory levels by $11,859. This reduction compares to $19,363 of cash used for inventory in 2005. Much of this improvement came from MECAR. MECAR adjusted its purchasing habits to procure raw materials much later in the sales contract process while at the same time they began a much more critical evaluation of slow moving inventory and write downs for slow moving inventory.

The fluctuation in accounts receivable and cost and accrued earnings on uncompleted contracts accounts for cash generated of $13,251 in 2006 and $16,521 in 2005. Most of this cash generated resulted from the reduction of costs and accrued earnings on uncompleted contracts at MECAR. As MECAR did not receive its replenishment contract with its large customer in 2006, the costs and accrued earnings balance was brought to a low level. In addition, the company generated $12,162 of cash from the reduction of prepaid expenses and current assets and the increase of customer deposit balances. The reduction of payables and accrued expenses used cash of $17,897 in 2006 which was a significant fluctuation from the $12,905 of cash generated from accounts payable and accrued expenses in 2005. This fluctuation was attributed to the timing of payments and the overall reduction in inventory purchases in 2006.

In general, the Company was able to manage its cash despite the significant operating losses in 2005 and 2006. The Company has plans in place to reduce the fixed cost structure of its operating units to better manage its cash requirements in 2007. The Company, based on the timing and capital requirements of a substantial new sales contract with MECAR’s large customer, may have to look for additional credit facilities to fund MECAR’s operations in 2007.

The Company’s Plan for 2007

The Company anticipates receipt by MECAR of a substantial order from its principal customer and improved performance by its other subsidiaries. This principal customer has been a major customer since the late 1980s; the Company has anticipated receiving this order for approximately two years. The Company has engaged a consultant at MECAR and is in the process of implementing a restructuring plan which will substantially decrease the break-even point at MECAR. The parent company has also engaged a financial adviser to assist in cutting costs and improving U.S. operations. The parent company is also reviewing its strategic options.

In mid-December, 2006, the Company issued 400,000 shares of common stock in a private offering to certain of its larger shareholders and certain of the convertible debt holders and received approximately $6,700 in net proceeds for 2007 working capital in 2007.

In January 2007, the Board of Directors of the Company made the decision to actively pursue the sale of SeaSpace, the sole business that constitutes the Other segment. Management anticipates that the business will be sold in the first half of 2007. Proceeds from the sale of the business will be used to fund headquarters expenses and for working capitals needs for the remaining businesses.

In 2007, the Company expects to fund its domestic operations with the cash balance available at December 31, 2006, the proceeds of the sale of SeaSpace, cash generated from the operations of its US subsidiaries, and the repayment from the Belgium subsidiaries of approximately $1,264 for vendor invoices under intercompany payables. In addition to the normal operating costs, the Company may incur additional legal and consulting costs in conjunction with above discussed letters received from its note holders.

VSK’s operations are expected to generate cash in 2007. The excess of cash can be used to provide additional funding to MECAR’s operations in 2007. MECAR’s cash flow should be positive in 2007 assuming that a significant new order is received from a key customer in the Middle East. If MECAR is unable to obtain new orders from its key customer, the Company will have to make further cost restructuring to ensure a break-even operation in 2007. In late 2006, the Company developed a plan to restructure MECAR’s operations to substantially reduce the subsidiary’s fixed costs and reduce the break-even point in 2007. The Company is currently developing contingency plans for MECAR if an order from their key customer is not received. The Company may incur significant costs to achieve any permanent cost restructuring at MECAR. The excess costs related to a permanent restructuring of MECAR or increased legal and consulting costs and interest and penalties associated with the Company’s senior notes would have to come from the sale of additional equity by the Company and/or the sale of existing assets.

In general, the Company believes, it has sufficient cash to fund operations and capital expenditures over the next twelve months pending successful resolution of the senior convertible debt issues noted above. The Company is considering alternatives including restructuring the existing convertible notes, obtaining new credit facilities to replace the current convertible notes, or selling assets to repay the convertible notes. The Company has hired a financial advisor and is close to hiring an investment banking firm to assist in the process. There can be no assurance:

•	The Company will be able to get the common shares underlying the convertible debt financing registered and avoid the event of default with the note holders,

•	The credit facility at MECAR will not be suspended again and if MECAR fails to meet the financial covenants the banking group will be willing to waive the covenants,

•	The Company will be able to sell SeaSpace in 2007 in order to use the cash proceeds for operations,

•	The Company will be able to issue additional shares of common stock to raise capital as needed,

•	The Company will be able to refinance any of its existing debt if it becomes callable.

The Company has less than $1,500 of non-firm capital commitments outstanding as of December 31, 2006. No additional capital commitments are necessary to support the Company’s 2007 revenue projections. Management is monitoring the cash situation on a weekly basis and expects that it will be sufficient if MECAR receives the order it has been working on and SeaSpace is timely sold. If not, and additional funds are required, the Company may look to issue additional shares of its common stock to support its US operations and/or sell additional European or US based assets. However, management believes its ability to raise additional funds by selling additional shares of its common stock will be materially adversely affected if MERCAR has not secured the order from its key customer. For the Euro-based businesses, the Company may look to refinance and/or expand the existing credit facility at MECAR with the existing or newly formulated banking group — although such expansion would likely be contingent on receiving additional, significant new orders.

Results of Operations

The results were significantly affected by the foreign exchange impact on the operations of the Company’s Euro-based business units. The results were positively affected by the translation of the Company’s European operations’ Euro-based income statements into dollars at more favorable exchange rates. All Euro-based results of operations were converted at the average 2006, 2005 and 2004 exchange rates of 1.2562, 1.2454, and 1.2439 U.S. Dollar to 1 Euro, respectively.

The following table sets forth, for the years ended December 31, 2006, 2005 and 2004, certain items from Allied’s consolidated statements of earnings expressed as a percentage of revenue.

	2006		2005		2004
For the Years Ended December 31,	$	%	$	%	$	%

Revenues	$128,685	100.0%	$112,222	100.0%	$146,201	100.0%
Cost and expenses
Cost of sales	107,021	83.2	94,154	83.9	105,819	72.4
Selling and administrative	37,690	29.3	36,471	32.5	29,605	20.2
Research and development	8,476	6.6	7,190	6.4	6,695	4.6
Goodwill impairment	—	—	3,060	2.7	—	—

Operating income (loss)	(24,502)	(19.1)	(28,653)	(25.5)	4,082	7.4
Other income (expense)
Interest income	1,068	0.8	580	0.5	549	0.4
Interest expense	(9,026)	(7.0)	(2,568)	(2.3)	(2,441)	(1.7)
Gain on fair value of Senior
Convertible notes and warrants	1,901	1.5	—	—	—	—
Other — net	2,038	1.6	(1,926)	(1.7)	(511)	(0.3)

Earnings (loss) before income taxes	(28,521)	(22.2)	(32,567)	(29.0)	1,679	1.1
Income tax expense	12,576	9.8	1,060	0.7	309	0.2

Earnings (loss) before cumulative effect of accounting change	(41,097)	(32.0)	(33,627)	(29.8)	1,370	0.9
Cumulative effect of accounting change	—	—	(5,293)	(4.7)	—	—

Net earnings (loss)	$(41,097)	(32.0)%	$(38,920)	(34.5)%	$1,370	0.9%

2006 compared to 2005 compared to 2004

Revenues.  The Company’s consolidated revenues for 2006 increased $16,463 (15%) from 2005 due to the impact of the November 2005 acquisition of GMS; increased revenue at NSM in the ES segment and higher production activities and increased contracts completed in the current year in the Ammunition & Weapons Effects particularly related to the ramp up of operations in Marshall Texas. In addition, the Other segment had $982 of increased revenue in 2006. The table below shows revenues by segments for the three year period.

	Revenues by Segment
	2006		2005		2004
	$	%	$	%	$	%

Ammunition & Weapons Effects	$70,798	55.0%	$67,396	60.1%	$93,793	64.1%
Electronic Security	$50,881	39.6%	$38,802	34.6%	$45,973	31.5%
Other	$7,006	5.4%	$6,024	5.3%	$6,435	4.4%

	$128,685	100.0%	$112,222	100.0%	$146,201	100.0%

The Ammunition & Weapons Effects segment revenue increased $3,402 (5%) in 2006 from 2005 levels primarily from the ramp up of operations in Marshall, Texas. MECAR’s revenues were consistent at $66,002 in 2006 as compared to $66,062 in 2005. MECAR’s revenues were lower than pre-2005 revenues as the major contract from MECAR’s largest customer that was expected in 2006 was not received. MECAR has been in discussions with the customer and is still anticipating the receipt of a large order in 2007. Based on a constant 2005 currency exchange rate for the year, MECAR’s revenues for 2006 would have been $65,433 rather than the $66,002 reported, a decrease of $629 (0.1%) from 2005. In 2006, Titan had an increase in revenue from the Battlefield Effects Simulator (BES) training system for the U.S. Army contract of $2,286 (183%). These revenues resulted from an award Titan received in 2005 for a firm-fixed price, indefinite-delivery/indefinite quantity (IDIQ) contract for the procurement of approximately 2,500 launchers and 10,000,000 cartridges and associated support for the BES training system. The contract will provide BES with support for target systems for Digital Multi-Purpose Range Complexes, Digital Multi-Purpose Training Range, and Battlefield Area Complex. Delivery orders totaling $5,095 have been received under the contract through the end of 2006. The Titan IDIQ contract represents the Department of Defense estimate of the amount that could be spent by all branches of service on training and simulation products provided by Titan over a five to eight year period. MECAR USA revenue increased by $1,175 to $1,260 as that subsidiary first became operational in late 2005.

Ammunition & Weapons Effects segment revenues decreased in 2005 from 2004 levels due to reduced revenues at MECAR ($26,818). MECAR concluded work on the approximately $130,000 Foreign Military Sales (FMS) contract in the first quarter of 2005, and did not receive the replenishment order from it largest customer in 2005. An increase of $421 at Titan and MECAR USA operations offset the reduction at MECAR as Titan began delivery on the BES contract.

Revenues for the Electronic Security segment increased $12,079 (31%) from 2005. The results for 2006 include a full year of GMS activity. In 2005, only two months of activity for GMS was included in the ES segment results as the business was acquired in November 2005. GMS revenues accounted for $5,586 (46% of total ES segment increase) of the increase in 2006. The remainder of the increase came from NSM which reported an increase of $6,125 (51% of the total ES segment increase) and VSK which reported an increase of $368 (3% of total ES segment increase) from the prior year. NSM revenues increased 96% from the prior year mainly as a result of two U.S. Army contracts in 2006. VSK’s revenue growth was slower than the remainder of the segment as the revenues in Europe were flat for the year. At a constant 2005 exchange rate, VSK would have reported revenues of $30,861 rather than the $31,130 reported an increase of $100 rather than the actual increase of $368 from 2005.

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

Other segment revenues increased by $982 in 2006 as compared to 2005 as a result of new management initiatives and increased antenna sales. In 2005, revenues for the Other segment declined by $411 from 2004 as the business faced competitive pressures in its traditional product base.

	Cost of Sales by Segment
	2006		2005		2004
		% of		% of		% of
		Segment		Segment		Segment
	$	Revenue	$	Revenue	$	Revenue

Ammunition & Weapons Effects	$76,685	108.3%	$66,809	99.1%	$76,087	81.1%
Electronic Security	26,217	51.5%	23,141	59.6%	26,193	57.0%
Other	4,119	58.8%	4,237	70.3%	3,657	56.8%
Corporate	—	—	(33)	0%	(118)	0%

	$107,021	83.2%	$94,154	83.9%	$105,819	72.4%

Cost of Sales.  Cost of sales (COS) as a percentage of revenue was 83%, 84% and 72% in 2006, 2005 and 2004 respectively (see table above). Gross margin, as a percentage of revenues, were 17%, 16%, and 28% in 2006, 2005 and 2004, respectively. In general, a 9% reduction in the gross margin percentage in the AWE segment was offset by an 8% margin improvement in the ES segment. The Other segment had margins of 41.2% in 2006 and 29.7% in 2005. The reduction in COS as a percentage of revenues from 84% in 2005 to 83% in 2006 resulted from the strong increase in ES segment revenues as compared to AWE segment revenues for 2006, and reduced product costs within the ES segment. The overall increase of $12,867 in 2006 in COS was attributed to a $9,876 increase in AWE COS, a $3,076 increase in ES COS, offset by a net decrease of $85 in Other and Corporate segments.

AWE segment’s COS increased from 99% of revenues in 2005 to 108% of revenues in 2006. This increase to COS stemmed from all business units within the AWE segment. MECAR’s cost of sales went from $65,637 or 99% of revenues in 2005 to $70,650 or 107% of revenues in 2006 on a relatively flat revenue base. The increase at MECAR resulted from higher fixed costs than the prior year. In 2005, MECAR had approximately $49 million of its revenue from its largest customer as compared to approximately $36 million of revenues from this customer in 2006. The margins with these large customer contracts are substantially higher than the margins for other contracts. These higher margins are not due only to better absorption of fixed overhead costs but also to lower direct material costs. In addition, fixed overhead costs related to depreciation, fixed labor and inventory obsolescence increased from the prior year. New provisions for early retirement and overtime pay were implemented in 2006.

In addition to the increased COS at MECAR, the Marshall Texas facility had increased COS from the prior year. In 2005, as the Marshall facility was being established, the two business units in that facility — Titan and MECAR USA, reported gross margins of 12% on $1,334 of revenues. In 2006, as building improvements were made and manufacturing headcount increased, the margins were negative 26% on $4,796 of revenue. These fixed costs at the Marshall facility were cut back in late 2006 as the revenue growth in 2006 was not as high as initially anticipated when the costs were added.

COS as a percentage of revenues for the ES segment decreased from 70.3% in 2005 to 58.8% in 2006. Gross margins went from 30% in 2005 to 41% in 2006. This improvement in gross margins is attributed to the first full year of GMS operations included in the ES segment in 2006, and the increased sales volume at NSM in 2006 — revenues were up 96% from the prior year, offset by a downturn of the margin at VSK. The gross profit on GMS’ products are typically higher than the margins of the other business units in the ES segment as GMS production is more in-house manufacturing of a niche product and less system integration manufacturing as NSM and VSK have. NSM had margins of 47% in 2006 as compared to 3% in 2005. The improvement in 2006 was attributed to the increase in revenues at NSM from $6,357 in 2005 to $12,483 over the same fixed base of costs related to NSM’s relatively fixed overhead and inventory write downs in 2005 as NSM faced a downturn in the business.

SeaSpace and Corporate have a net decrease of $85 in COS due to reduced spending.

The increase in COS percentage from 2004 to 2005 was driven by a year to year decline in MECAR sales volumes and high fixed year to year COS expenses. MECAR USA and Titan COS as a percentage of revenue actually improved from 2004 to 2005, but not enough to offset the unfavorable movement at MECAR. COS within Electronic Security as a percentage of sales increased from 2004 to 2005 due to a significant decline in US based sales at NSM and a lack of a corresponding decrease in expenses — partly offset by the acquisition of GMS in November of 2005. VSK sales increased slightly from 2004 to 2005. VSK COS grew at a faster pace than sales — resulting in less favorable performance. SeaSpace had an increase in COS as a percentage of sales — although the increase was not large enough to impact the consolidated results.

Overall — many of ADG’s segments operate within a relatively fixed cost environment. Sales declines on a year to year basis, below these fixed costs levels, can have an unfavorable impact on profitability. The Company is focused on reducing these breakeven points wherever it can — on both a tactical and strategic level. The Company is also investing in business development and sales and marketing programs to ensure sales stay well above the break-even levels.

Selling and Administrative Expenses.  Selling and Administrative (SA) expenses as a percentage of revenue were 29%, 33%, and 20% for 2006, 2005 and 2004 respectively. The overall SA increase of $1,219 from 2005 to 2006 is attributed to a $2,396 increase in Corporate expenses, a $1,973 increase in the ES segment, offset by decreases of $1,932 in the AWE segment and $1,218 in the Other segment.

The increase of $2,396 at the Corporate level resulted from the adoption of FAS 123R effective January 1, 2006 which resulted in a $895 non-cash charge related to increased compensation expense for stock options, restricted stock grants and the Employee Stock Purchase Plan, increased legal and professional fees of approximately $1,204, increased costs associated with the new business development group of $142, higher travel, staffing, and compliance costs of $467, the startup cost associated with the new consolidated benefits plan of $135 and increased depreciation expense associated with implementation of an ERP system of $143, offset by decreased bonus compensation expenses of $590 in 2006.

Within the ES segment, NSM SA expenses decreased by $1,252 in 2006 from 2005 as a result of reduced spending. The decreased in NSM was offset by the increase of $492 in VSK and $2,733 in GMS. The increase in GMS resulted from the first full year of GMS’ operations consolidated in the Company’s results in 2006. Within AWE, SA expenses decreased at MECAR, MECAR USA and Titan. Lower expenses at MECAR resulted from cost savings programs, mainly related to head count reductions that were put in place to reduce MECAR’s fixed operating cost structure. MECAR USA and Titan costs decreased as they were in their second year of operations and the buildup cost was no longer necessary in 2006. The decrease in Other segment was a result of reduced spending and better cost management.

From 2004 to 2005, AWE SA expenses increased at MECAR, MECAR USA and Titan. After MECAR sales failed to materialize in 2004, SA levels were cut back to preserve profitability, but not enough to offset the rapid decline in sales over that period. MECAR USA and Titan costs increased as new facilities and staffing came on line in Marshall, TX. Within the ES segment, VSK SA costs increased as a constant percentage of sales. As NSM sales fell from 2004 to 2005, SA costs remained relatively flat -adversely impacting the percentage comparison. Allied headquarters cost also grew during the same period from $6,989 to $9,806. These increases were drive by higher staffing, compliance and audit costs.

The Company is focused on reducing administrative costs across the board. It is consolidating back office functions within the operating segments and is focused on significant reductions in compliance and audit costs by improving internal staffing levels and upgrading financial and manufacturing control systems in the US and Belgium operations.

Research and Development.  Research and development costs as a percentage of revenue were 7%, 6%, and 5% for the years ended 2006, 2005 and 2004, respectively. The total expense for research and development was $8,476 in 2006 as compared to $7,190 in 2005 and $6,695 in 2004. The general increase from 2005 to 2006 stemmed from increased expenditures in the Electronic Security segment related to continued product development and the addition of GMS. Included in the research and development costs for 2005 was expense of $944 related to in process research and development (IPRD) costs that were part of the GMS acquisition that was written off in 2005. The Company plans to minimize its rate of investment in research and product development expenditures in early 2007.

Goodwill impairment.  As required by SFAS No. 142, the Company performs a review of goodwill in the fourth quarter of each year, or earlier if an indicator of potential impairment of goodwill exists. Based on the results of the impairment analysis, the Company determined that no impairment is required in 2006. During 2005, the Company determined that the carrying amount of goodwill related to SeaSpace exceeded its fair value, which was estimated based on the present value of expected future cash inflows and the market capitalization of the Company allocated on a component level to SeaSpace. In 2005, the Company recorded goodwill impairment of $3,060 related to SeaSpace. This impairment resulted from competition for SeaSpace’s products and inability to meet historical and current projections. There was no impairment recorded in 2004.

Interest Income.  Interest income increased in 2006 from 2005 by $488. This increase is attributed to more investing activities related to cash balances in 2006. Income earned on interest bearing accounts throughout the Company has been affected by the higher interest rates and the overall higher cash levels. At Corporate, the cash levels increased during much of 2006 as a result of the March 2006 financing. Interest income levels were consistent at $549 in 2004 as compared to $580 in 2005.

Interest expense.  Interest expense significantly increased in 2006 from 2005 by $6,458 to $9,026. This increase is mainly due to the interest related to the $30,000 Senior Subordinated Convertible Notes issued on March 9, 2006. These notes bear interest at the rate of 7.5% annually paid quarterly. The Company incurred interest expense of $2,182 related to these notes in 2006. In addition to the normal rate of interest on these notes, the Company had to pay approximately $1,003 in penalties and interest related to the Company’s failure to complete its Form S-1 filing to register the underlying common stock in the March 2006 debt financing. Based on a full year of interest expense on the $6,700 note signed with the previous owner of GMS, the interest expense in 2006 was $661 higher than 2005. In addition, due to the payoff of the Patriot facility in March 2006, the related amortization expense increased by $914 over 2005. Furthermore, MECAR’s interest expense increased by $1,970 due to an increase in interest rates; balance of outstanding performance bonds and advance payments guarantees; and additional bank fees paid for the waivers. These increases were offset by a decrease in the other domestic operations’ interest expense. Interest expense was consistent from 2004 expense level of $2,441 to $2,568 in 2005.

Gain on fair value of Senior Subordinated Convertible Notes and warrants.  On March 9, 2006, the date of issuance, the Company recorded a loss from the issuance of senior subordinated convertible notes and warrants of $1,133. The Company also recognized a cumulative gain of $3,034 from the inception date to December 31, 2006. This gain was related to the calculated fair values of the Notes and warrants as of December 31, 2006 as compared to the fair value at issuance. See Note M for a description of this transaction.

Other — Net.  Other-Net income increased $3,964 in 2006 from 2005 as a result of the change in foreign currency transactions at MECAR. In particular, the Company recognized currency gains of $921 in 2006 compared to currency exchange losses of $3,482 in 2005 and $1,530 in 2004. The $4,403 increase of net currency transaction gains from 2005 to 2006 was offset by $439 decrease in miscellaneous income (expense) balance from 2005 to 2006 as a result of lower income received from insurance recoveries and sale of materials. Other-Net income in 2005 was $1,926 compared to an expense of $511 in 2004 due to an increase in currency losses accounted for most of the difference.

Pre-Tax Profit.  The table below shows the pre-tax profit (loss) before the cumulative effect of a change in accounting estimate.

Pre-Tax Profit (Loss) by Segment

	2006	2005	2004

Ammunition & Weapons Effects	$(20,312)	$(18,119)	$1,670
Electronic Security	$2,428	$(2,041)	$6,987
Other	$(1,210)	$(6,238)	$(3,282)
Corporate	$(9,427)	$(6,169)	$(3,696)

	$(28,521)	$(32,567)	$1,679

Ammunition and Weapons Effects incurred a pre-tax loss of $20,312 in 2006, versus a pre-tax loss of $18,119 in 2005. The increase in loss resulted from the lack of a large high-margin contract and higher fixed expenses at MECAR in 2006. Within the Ammunition and Weapons Effect segment, MECAR incurred a substantial loss in both 2006 and 2005 as compared to income in 2004.

Electronic Security segment recognized a pre-tax income of $2,428 in 2006 as compared to a pre-tax loss of $2,041 in 2005. This improvement was principally due to increased business activities at NSM and GMS. NSM’s increase resulted from higher revenues associated with two U.S Army contracts. VSK’s pre-tax profit decreased by $1,630 from $4,727 in 2005 to $3,097 in 2006 as a result of flat sales levels in the current period and higher materials cost incurred in 2006. The ES segment pre-tax income (loss) was a loss of $2,041 in 2005 as compared to income of $6,987 in 2004. This reduction in income in 2005 resulted from a downturn in NSM operations in 2005. VSK’s pre-tax profit was materially consistent between 2005 and 2004.

Other segment had a pre-tax loss of $1,210 in 2006 as compared to a pre-tax loss of $6,238 in prior year. This reduction in loss was due to lower operating costs as a result of cost cutting programs in the current year and higher gross profit on revenues. The write down of Goodwill at SeaSpace in 2005 of $3,060 also contributed to a decrease in pre-tax loss in 2006.

Corporate segment had a pre-tax loss of $9,427 in 2006 as compared to a loss of $6,169 in 2005. This increase in loss was primarily as a result of higher selling and administrative expenses and higher interest expense in 2006 offset by a cumulative net gain of $1,901 recorded on the change in the fair value of the Notes and detachable warrants issued in March 2006. The adoption of FAS 123R, increased professional fees and the establishment of a business development team at the Corporate level contributed to the current year increase in selling and administrative expenses. Interest expense increased by $6,458 in 2006 as a result of the $30,000 convertible notes issued in March 2006, the borrowing used to finance the acquisition of GMS in November 2005, and the write off of debt issue costs and debt discount associated with the refinancing that was completed in March 2006.

Income Taxes-Expense (Benefit).  The effective income tax rates in 2006, 2005, and 2004 were (44%), 3% and 18%, respectively. The increased tax rate for 2006 was attributed to a tax valuation allowance of $24,037 recorded by MECAR and U.S. operations. In 2005, the Company recorded tax valuation allowances for the U.S. operations of the Company. These tax valuation allowances were recorded by the Company based on the losses incurred over the past few years for these subsidiaries.

Cumulative Effect of Accounting Change (net of income taxes).  Effective January 1, 2005, MECAR changed its methodology for applying the percentage of completion in an effort to better reflect revenue recognized over the life of its sales contracts. Previously, MECAR used total direct costs as the basis for recognizing revenue, but subsequently elected to use only direct labor as the basis of recognition. The cumulative effect of the accounting change for 2005 was $5,293, net of income taxes. See further discussion in Note D.

Net Earnings (Loss).  The Company incurred a net loss of $41,097 in 2006 as compared to a net loss of $38,920 in 2005. The increased $2,177 in net loss from 2005 to 2006 was due primarily to the $21,653 of valuation allowance recorded against the MECAR’s deferred tax asset offset by the cumulative effect of a change in accounting principle of $5,293 recorded in 2005 and a reduction in the pre-tax loss before the cumulative effect of a change in accounting principle. The loss in 2005 includes a nonrecurring adjustments charged for the Cumulative Effect of Change in Accounting Principle of $5,293, net of income taxes of $2,726, and SeaSpace Goodwill impairment of $3,060. Excluding the nonrecurring charges, the pre-tax net loss for 2005 was $29,507 as compared to $28,521 in 2006. The winding down of MECAR’s FMS contract and the lack of replacement contracts were the principal cause for both 2006 and 2005 net loss. In 2005, MECAR changed its methodology for applying the percentage of completion contract accounting for the recognition of revenue. Prior to this change in 2005, MECAR used total direct costs as the basis for recognizing revenue, but subsequently elected to use only direct labor as the basis in an effort to better reflect revenue recognized during the life of sales contracts. The pre-tax loss of $32,567 in 2005 compares $1,679 of income in 2004 mainly as a result of favorable operating profit at MECAR in 2004.

Backlog.  As of December 31, 2006, the Company’s backlog was $66,574 compared to $93,376 at December 31, 2005 and $77,273 at December 31, 2004. The 2006, 2005 and 2004 amounts included unfunded portions from an indefinite delivery, indefinite quantity (IDIQ) federal contract awarded to NSM. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting as applicable. The table below shows the backlog of the new segments for the three year period.

	Backlog by Segment
	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Ammunition & Weapons Effects	$39,973	60%	$71,142	76%	$51,149	66%
Electronic Security	$23,608	35%	$20,040	21%	$24,601	32%
Other	$2,993	5%	$2,194	3%	$1,523	2%

	$66,574	100%	$93,376	100%	$77,273	100%

The 2006 decrease in the backlog for the Ammunition & Weapons Effects segment is attributable to decreases at MECAR ($30,086), Titan ($253) and MECAR USA ($830). The decrease in MECAR’s backlog is attributable to the continuing delay in receipt of new orders from MECAR’s largest, long-standing customer and the completion of previously awarded contracts, offset by the appreciation of the Euro during the year. MECAR continues to expect such orders in 2007. In addition to meeting the ammunition needs of its traditional customers, MECAR has undertaken a customer diversification effort in the past few years, which has contributed to a majority of its new orders for 2006. The majority of Titan’s backlog reflects the orders under the IDIQ contract awarded in April 2005. The decrease in Titan’s backlog is attributable to slight decrease of new orders in 2006 and completion of more of the BES contract in 2006. MECAR USA became operational in late 2005 and received its first contract valued at approximately $1,000. Much of the decrease in MECAR USA’s backlog is attributable to fewer new orders and completion of previously funded contracts.

Electronic Security backlog increased in 2006 a result of the increase in the NSM backlog of $1,562, which is attributable to an increase in new U.S Army contracts. In addition, the backlog for VSK increased by $2,773, which is attributable to an increase in new orders, as well as the appreciation of the Euro during the year. These increases were offset by a decline in the GMS backlog of $767. Electronic Security’s 2006, 2005 and 2004 backlogs include unfunded portions of $6,992, $8,330 and $9,445, respectively, from an IDIQ federal contract at NSM.

Other segment backlog increased by $799 in 2006 due to an increase in new orders.

Liquidity and Capital Resources

The Company incurred a net loss of $41,097 and had net cash used from operations of $2,400 in 2006. The Company had a December 31, 2006 cash and cash equivalents balance of $19,740 and restricted cash of $8,401. The Company closed a $30,000 convertible debt facility in March 2006. Net proceeds were approximately $28,000. $15,200 was used to retire existing debt — including the Patriot facility. The remaining $12,800 was available to be used to fund working capital needs. In mid December 2006, the Company raised an additional $6,684 by issuing an additional 400,000 shares of common stock to several of its larger shareholders. The Company expended nearly all of the net proceeds from the convertible note financing before December 31, 2006 and may look to explore other sources of additional liquidity pending the anticipated return of substantial business from MECAR’s traditional customer base in profitable operations of the U.S-based subsidiaries.

The Company expects positive cash flows from the US dollar based and Euro based sources within the Electronic Security Segment in 2007, but the Company is incurring additional professional fees from addressing its liquidity issues. Euro based Ammunition and Weapons Effects cash flow should be positive in 2007 if significant new orders are received from a key customer in the Middle East. This principal customer has been a major customer since the late 1980s; the Company has anticipated receiving this order for approximately two years. Should those orders not materialize by the second quarter of 2007, further cost restructuring will be necessary to ensure a cash breakeven operation in 2007. The Company has engaged in a substantial restructuring of MECAR’s operations to reduce the MECAR’s fixed costs and reduce the break even point. Contingency plans are being evaluated and put in place should those contracts be delayed beyond the second quarter of 2007. The US dollar based AWE operations are being consolidated and downsized to lower their cash break even point as well. New capital projects will be delayed in 2007 as cash resources are constrained. The delay of these projects, if necessary, should not have a negative impact on the baseline revenues projected in 2007.

At the headquarters level, the Company believes that the audit, travel and outside contractor costs related to the restatements incurred during 2006 will not be recurring in 2007 but it will incur additional professional fees in addressing its liquidity issues. The Company continues to work with the SEC to complete the registration of the securities underlying the $30,000 convertible debt facility. The Company is subject to interest penalties of 1% of $30,000 outstanding balance ($300) per month until the registration statement is effective. The Company currently projects they will be able to file an amended S-1 concurrently following the filing of its 2006 10-K and September 30, 2006 10-Q/A. In conjunction with the terms of the convertible debt facility, the Company may be in default and the Notes may become callable if the shares are not registered by March 29, 2007. If these notes become callable, the holders are entitled to the face value of the notes of $30,000, and a 25% redemption premium of $7,500 in addition to accruing interest at the default rate of 12.5% per annum versus the current rate of 7.5%. In the event some or all of the notes are called, the Company will not have sufficient cash to meet its obligations to redeem the notes.

On February 20, 2007, the Company received a letter from Kings Road Investments, Ltd. (“Kings Road”), one of the holders of the notes in the convertible debt facility, asserting events of default under the note. The letter states that Kings Road is electing to accelerate and redeem the note in its entirety. Kings Road seeks payment of the $12,500 principal amount plus a premium of approximately $3,125 and default interest of approximately $500. On March 19, 2007, the Company received a notice from Portside Growth and Opportunity Fund asserting events of default very similar to those asserted by King’s Road. Portside seeks payment of the $7,500 principal amount plus a premium of approximately $1,875 and default interest of approximately $545. On March 20, 2007, the Company received a letter from LBI Group, Inc. (“LBI”), another holder of the Company’s convertible notes, asserting events of default very similar to those asserted by King’s Road and Portside. LBI seeks immediate payment of $4,000 principal amount plus a redemption premium of $1,000 and default interest of approximately $284. The letters demanded payment within five business days of receipt of the notice. Under the terms of the notes, if a note holder is not timely paid upon an event of default, at any time before it receives such payment, it may rescind its redemption demand and reclaim its note with a new conversion price, which may be the lowest closing price since the date of the initial redemption notice.

The Company disputes the alleged events of default. The Company is currently in discussions with Kings Road, Portside and LBI in an attempt to resolve these issues. The Company has not received a similar default notice from the other purchaser of the convertible notes.

In addition, the Company has been in default of the loan covenants with MECAR’s credit facility at December 31, 2006 and 2005 due to violations of financial performance covenants for which it has received waivers for each of the reporting periods. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been restructuring its business to return to profitability. On February 27, 2007 MECAR received notification from its banks that they were temporarily suspending availability under the existing lines of credit until a meeting could be held to review the status of a MECAR’s anticipated contract with its largest customer and the Company’s operating plans and lending requirements for the balance of 2007. Based on the meeting held on March 5, 2007, the temporary suspension was lifted on March 8, 2007. The Company is continuing to work with MECAR’s banking group to come up with a long-term credit solution including an increased facility to accommodate the anticipated contract from MECAR’s principal customer.

The Company is evaluating a variety of options to increase its liquidity in 2007:

•	In January, 2007 the Board of Directors of the Company approved the sale of SeaSpace, the sole entity that constitutes the Other segment. The sale is anticipated to be competed in the first half of 2007. Proceeds of the sale will be used in operations.

•	The Company may look to raise additional capital by issuing additional shares of its common stock.

•	The Company is exploring possible asset backed financing from local banks at its US based AWE facilities that would be earmarked for capital improvement — buildings and/or equipment — at that site. If this funding is not available, the Company may look to postpone further capital expansion beyond 2007.

•	The Company will evaluate the disposition of certain assets in addition to the Other segment.

•	The Company has the option of issuing dividends and/or loaning funds between its operating units to fund all operations.

•	The Company will look to further consolidate its operations and eliminate fixed costs to enhance operating performance.

Balance Sheet.  All items on the Company’s December 31, 2006 consolidated balance sheet were affected by the increased value of the Euro in 2006. All Euro-based activity was converted at the December 31, 2006 and 2005 closing exchange rate of $1.3203 and $1.1844 U.S. Dollar to 1 Euro, respectively.

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $(3,164) at December 31, 2006, which compares to $36,362 at December 31, 2005. In 2006, the most significant changes in working capital resulted from the reclassification of the $26,907 senior convertible note from long-term obligations to current liabilities at December 31, 2006, and reductions in costs and accrued earnings and inventory levels of $9,433 and $9,336, respectively from the balance at December 31, 2005 to December 31, 2006. These reductions mainly came from a reduced backlog of contracts as MECAR. In addition, prepaid expenses and other current assets decreased $3,908 from the prior year as MECAR’s prepaid bank fees, taxes and receivable from the 2005 sale of the firing range were reduced. As a result of the full tax valuation allowance booked for the US operations and MECAR, the current deferred tax asset balance decreased by $2,696 from the prior year. Offsetting these reductions in current assets was $11,937 increase in the cash balance at December 31, 2006 from the prior year. Current liabilities from 2005 to 2006 increased by $28,134. This increase mainly resulted from the reclassification of the $26,907 senior convertible note and from reduced payables as inventory purchases were reduced by MECAR in 2006 offset by an increase in customer deposits at MECAR. Overall, much of the change in working capital stemmed from MECAR, as new larger contracts were not received in 2006 and the reclassification of the $26,907 senior convertible note from long-term obligations to current liabilities at December 31, 2006.

The cash balance at December 31, 2006 was $19,740 as compared to $7,803 at December 31, 2005. The increase in the cash balance mainly resulted from an increased balance at MECAR of $8,196, an increased balance at the US corporate headquarters of $2,671 and a higher balance at the VSK of $1,143. The change in MECAR’s balance is attributed to the timing of payments and an increase in customer deposits with a lower proportion being restricted. The increase in the balance at headquarters is attributed to the March 2006 issuance of convertible bonds and the December 2006 issuance of common stock by the Company. The change in the VSK balance results from the cash generated from operations. Restricted cash balances have been relatively consistent, $8,401 and $7,429 at December 31, 2006 and 2005, respectively. The restricted cash balance is mainly attributed to MECAR’s customer deposits that are required by the customer to be restricted.

Accounts receivable increased $1,076 from December 31, 2005 to December 31, 2006 as a result of strong fourth quarter revenues, particularly with the ES segment. Costs and accrued earnings on uncompleted contracts decreased $9,433 from year end 2005 primarily as a result of lower level of contracts worked on in 2006 at MECAR. MECAR has fewer orders in process and in the backlog than prior years as the business awaits a replenishment order from its largest customer. Inventories decreased by $9,336 to $24,964 primarily from reduced purchases at MECAR. As MECAR’s new sales orders and backlog decreased in 2006, the business cut-back on inventory purchases. In most years and for most contracts, MECAR would look to purchase inventory late in the sales process and close to the receipt of signed sales contracts. An exception to this policy was made in 2005, when purchases were made in anticipation of certain sales orders to compensate for the long lead times of material deliveries. In 2006, the management of MECAR returned to the practice of purchasing much later in the sales process and basing these purchases on signed contracts. Prepaid and other current assets decreased to $4,431 at December 31, 2006 from $8,339 at December 31, 2005 primarily from lower prepaid taxes and commissions at MECAR as well as from cash collected in 2006 from the 2005 receivable due from the sale of MECAR’s firing range.

Property, Plant & Equipment, net of accumulated depreciation, increased by $3,505 to $33,331 at December 31, 2006 from $29,826 at December 31, 2005. This increase in property, plant and equipment resulted from the addition of fixed assets at MECAR and the Marshall Texas facility, which became operational in third quarter 2005. The purchases at MECAR were for the completion of a surface treatment plant that was started in 2005 and replacement of worn equipment. In addition in 2006, the Company’s corporate head quarters purchased an ERP computer system for all US operations. The fixed asset additions were offset by an increase of $6,226 to accumulated depreciation from depreciation expense. Intangible assets decreased primarily from the amortization of intangibles with definitive lives. Goodwill increased mainly as a result of a purchase price adjustment for the GMS acquisition of $473.

The bank overdraft facility decreased at December 31, 2006 as a result of the timing of payments at MECAR. The current maturities of long term debt increased from the prior year as the repayment terms to the Note Payable, originated with the purchase of GMS were modified to include $3,350 of principal payments in 2007, as reclassified based on its terms. Current senior convertible note also increased due to the reclassification of the $26,907 senior convertible note from long-term obligations to current liabilities at December 31, 2006. Accounts Payable at December 31, 2006 decreased from December 31, 2005 by $18,226 to $12,778 due to a lower balance at MECAR. As MECAR’s inventory purchases and spending were reduced in 2006 due to fewer new sales orders, the accounts payable decreased. Customer deposits increased primarily at MECAR as a result of new contracts with new customers in 2006 in which MECAR required deposits. Traditionally, the terms of MECAR’s FMS contracts did not provide customer deposits to MECAR. In 2006, as a larger portion of MECAR’s revenues were with new customers with higher risk, additional customer deposits were required by MECAR. The current liability for foreign exchange contracts decreased to $6 from $1,161 at December 31, 2005, as a result of MECAR having no foreign exchange contracts outstanding at December 31, 2006. The $6 current liability balance at December 31, 2006 comes from VSK which has a forward contract that expires at July 20, 2007. VSK’s forward contract balance was $5 asset balance at December 31, 2005. Income taxes increased due to a tax accrual booked by MECAR based on an audit by the Belgian tax authority.

At December 31, 2005, the Company had $13,539 classified as short term note to be refinanced that represented the Patriot Note. That amount was paid off in March 2006 as the Company issued $30,000 of Senior Subordinated Convertible Notes and warrants. In accordance with SFAS 155, Accounting for Certain Hybrid Instruments, the company has elected to treat the Notes as a hybrid instrument while the warrants were determined to be a derivative instrument and as such the Company values both securities at their fair value. See Note M of the Financial Statements for a description of transaction and accounting treatment. The fair value of the Notes issued in March 2006 was $26,907 at December 31, 2006. In accordance with Emerging Issues Task Force (EITF) 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants are treated as a liability, as a derivative instrument, and recorded at their fair value which was $1,192 at December 31, 2006.

Stockholders’ equity as of December 31, 2006, was negatively affected by the net loss for 2006. This decrease was offset by an increase in the value of the Euro versus the U.S. dollar, which resulted in an increase in accumulated other comprehensive income. The Euro appreciated by approximately 11% from December 31, 2005.

Cash Flows.

The table below provides the summary cash flow data for the periods presented:

	For the Years Ended December 31
	2006	2005	2004

Net cash provided by (used in) operating activities	$(2,400)	$(22,229)	$9,404
Net cash used in investing activities	(6,189)	(17,610)	(5,516)
Net cash provided by (used in) financing activities	19,493	20,153	(20,950)

Operating Activities.  The Company used $2,400 of cash in its operating activities during 2006 as compared to $22,229 of cash during the same period of 2005. The $2,400 of cash used in operating activities stemmed from the net loss from operations. After adjusting for non-cash items such as depreciation and amortization and the adjustment of deferred income taxes the loss was $22,682. The net loss for 2005 after adjusting for non-cash depreciation and amortization, the cumulative effect of a change in accounting principle, goodwill impairment, the write-off of in process research and development, amortization of debt issue costs and conversion feature, and the adjustment of deferred taxes, was $27,696. Offsetting the use of cash from the net loss was a reduction in the working capital of the Company. In general, the Company reduced its working capital in order to better manage its cash position. The most significant reduction in working capital was the reduction of inventory levels by $11,859.

This reduction compares to $19,363 of cash used from inventory in 2005. Much of this improvement came from MECAR. MECAR adjusted its purchasing habits to procure raw materials much later in the sales contract process while at the same time they began a much more critical evaluation of slow moving inventory and write downs for slow moving inventory. The fluctuation in accounts receivable and cost and accrued earnings on uncompleted contracts accounts for cash generated of $13,251 in 2006 and $16,521 in 2005. Most of this cash generated resulted from the reduction of costs and accrued earnings on uncompleted contracts at MECAR. As MECAR did not receive its replenishment contract with its large customer in 2006, the costs and accrued earnings balance was brought to a low level. In addition, the company generated $12,162 of cash from the reduction of prepaid expenses and current assets and the increase of customer deposit balances. The reduction of payables and accrued expenses used cash of $17,897 in 2006 which was a significant fluctuation from the $12,905 of cash generated from accounts payable and accrued expenses in 2005. This fluctuation was attributed to the timing of payments and the overall reduction in inventory purchases in 2006. Cash paid for interest was $7,440, $1,838 and $2,389 for the years ended December 31, 2006, 2005 and 2004, respectively. Cash paid for income taxes was $1,780, $4,541 and $7,782 for the years ended December 31, 2006, 2005 and 2004, respectively, and includes federal, foreign and state taxes.

Investing Activities.  Cash used in investing activities decreased between 2006 and 2005 which mainly resulted from the 2005 acquisition of GMS. In 2005, the Company purchased GMS for net cash of $9,443 in 2005 and $473 in 2006. Capital expenditures were $7,022 in 2006 which is less than the $8,167 spent in 2005. The Company anticipates that cash generated from operations and financing using capital leases will be sufficient to support any further necessary capital expenditures in the foreseeable future. Future expenditures will be primarily incurred at MECAR and MECAR USA for machinery and equipment. In addition, the Company received $1,306 in cash from the 2005 sale of MECAR’s firing range land in 2006.

Financing Activities.  The Company generated $19,493 of cash in financing activities during 2006 and generated $20,153 of cash during the same period of 2005. The cash generated in 2006 came from the $30,000 debt facility issued in March 2006 and the sale of common stock that raised $6,684 in December 2006 offset by the payoff of the Patriot debt facility of $14,000 in March 2006. The cash generated in 2005 mainly stemmed from the $12,000 draw-down of the senior debt facility to finance the acquisition of GMS and increased borrowings on MECAR’s overdraft facility. The financing activities by operating subsidiaries are more fully explained below.

Allied.  The parent Company continues to operate based on fees and dividends received from its subsidiaries and proceeds from the issuance of its securities. Allied has made cash infusions to SeaSpace, NSM and the Marshall Facilities to support working capital requirements. In addition, in 2006, Allied paid some of MECAR’s trade payables on a short term financing basis. The Company refinanced its senior debt facility in the first quarter of 2006. On March 9, 2006, Allied entered into a Securities Purchase Agreement with several purchasers for the private placement of senior subordinated convertible notes in the principal amount of $30,000 and related warrants to purchase common stock of Allied (the “Transactions”). The Notes accrue interest at a rate of 7.5% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash. The term of the Notes is five (5) years, and the Notes are convertible into shares of common stock of Allied at a conversion price of $25.85, subject to standard anti-dilution provisions. In connection with the issuance of the Notes, Allied issued warrants to the Purchasers exercisable for an aggregate of 232,523 shares of Allied common stock. The warrants are exercisable for a term of five (5) years at an exercise price of $27.00 per share, subject to standard anti-dilution provisions similar to the provisions set forth in the Notes. The Company’s goal is to enhance the strength of its balance sheet and provide flexibility to pursue its growth strategies. The Notes have been accounted for as a hybrid financial instrument and were valued at its fair value at inception. In accordance with Emerging Issues Task Force (EITF) 00-19: Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants were treated as a liability at March 9, 2006 and continued to be treated as such at December 31, 2006.

MECAR.  MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. MECAR also received cash from an affiliate to fund operations. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. In addition, the Company has been in default of the loan covenants with MECAR’s credit facility at December 31, 2006 and 2005 for which it has received waivers for each of the reporting periods. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been restructuring its business to return to profitability. On February 27, 2007 MECAR received notification from its banks that they were temporarily suspending availability under the existing lines of credit until a meeting could be held to review the status of a MECAR’s anticipated contract with its largest customer and the Company’s operating plans and lending requirements for the balance of 2007. The meeting was held on March 5, 2007 and the temporary suspension was lifted by March 8, 2007. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations. The Company is continuing to work with MECAR’s banking group to come up with a long-term solution.

VSK Group.  VSK operated throughout 2006 solely from cash generated from business operations. VSK is obligated on several mortgages and other long-term obligations.

Other Subsidiaries.  NSM, SeaSpace and the Marshall Texas facilities operated in 2006 from cash generated from operations and cash infusions by Allied. GMS operated in 2005 from cash generated from operations.

Stock Repurchases.  The Company did not repurchase any shares of its common stock in 2006 and does not anticipate repurchasing any shares in 2007.

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

The following table identifies material contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less than	2 - 3	4 - 5	More Than
Contractual Obligations	Total	1 year	Years	Years	5 Years
	(Amount in 000s)

Long-Term Debt Obligations(1)	$38,479	$35,020	$3,319	$140	$—
Capital Lease Obligations	$3,071	$1,686	$1,236	$149	$—
Operating Leases	$2,984	$1,072	$1,073	$510	$329
Registration Rights Penalties	$900	$900	—	—	—
Foreign exchange contracts(2)	$—	$—	$—	$—	$—
Purchase Obligations	$—	$—	$—	$—	$—

Total Contractual Obligations	$45,434	$38,678	$5,628	$779	$329

Commercial Commitments	Total
Bank guarantees	$31,399	$31,399	$—	$—	$—

(1)	Interest payments on long-term debt (which are excluded above) are estimated to be $2,832, $4,759, $2,813 and $0 for the above periods, assuming interest rates of 9.0%, 7.5%, 5.5%, 4.47% and 4.0%.

(2)	MECAR enters into foreign exchange contracts to reduce the currency risk associated with sales contracts that are set in a currency other than MECAR’s functional currency. Since MECAR only enters into these contracts to offset a sales contract amount, the Company considers these obligations from foreign exchange contracts to be offset and thereby cash neutral and not required to be included in this schedule. At December 31, 2006, the Company had a net liability of $6 recorded for these contracts that will settle within nine months.

Future Liquidity.  Allied is addressing its current liquidity issues as described above. Allied’s future liquidity will continue to depend on its ability to obtain substantial orders from its traditional customers and the success of its efforts to broaden its revenue base.

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

In 2007, the Company expects to fund its domestic operations with the cash balance available at December 31, 2006, the proceeds of the sale of SeaSpace, cash generated from the operations of its US subsidiaries, and the repayment from the Belgium subsidiaries of approximately $1,264 for vendor invoices under intercompany payables. In addition to the normal operating costs, the Company may incur additional legal and consulting costs in conjunction with above discussed alleged default of senior notes and its liquidity issues.

VSK’s operations are expected to continue to generate positive cash flow in 2007. The excess of cash can be used to provide additional funding to MECAR’s operations in 2007. MECAR’s cash flow should be positive in 2007 assuming that a significant new order is received from a key customer in the Middle East. If MECAR is unable to obtain new orders from its key customer, the Company will have to make further cost restructuring to ensure a break-even operation in 2007. During 2006, the Company engaged in a substantial restructurings of MECAR’s operations to reduce the subsidiary’s fixed costs and reduce the break-even point. The Company is currently developing contingency plans for MECAR if an order from their key customer is not received by the second quarter of 2007. The Company may incur significant costs to achieve any permanent cost restructuring at MECAR. The excess costs related to a permanent restructuring of MECAR or increased legal and consulting costs and interest and penalties associated with the Company’s senior notes would have to come from the sale of additional equity by the Company and/or the sale of existing assets.

Off-Balance Sheet Arrangements.  As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, we are not involved in any material unconsolidated SPE transactions.

MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees.

At December 31, 2006, the Company had approximately 233,000 detachable warrants, for the purchase of common stock. The warrants are exercisable for a term of five years at an exercise price of $27.00 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The warrants did not meet the requirement for equity classification in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as a derivative instrument and are being recorded and carried at the fair value of the instrument.

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

The American Jobs Creation Act of 2004 (“The Act”), enacted on October 22, 2004 (the “Jobs Act”), provided for a temporary deduction on certain foreign earnings repatriated during a one-year period for 85% of dividends. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. The Company elected to take the benefit of the deduction for the dividends it received from its foreign subsidiaries in 2006.

The Jobs Act also included a qualified manufacturing deduction that applies to domestic manufacturers. The deduction, when fully phased in, will provide a deduction of up to 9% of qualified manufacturing income. The deduction cannot be claimed by companies in a net operating loss carry-forward position. Therefore, the Company did not claim a 2006 benefit related to the qualified manufacturing deduction. The Company has not quantified the impact of the qualified manufacturing deduction that it can use once the net operating loss carry-forward has been fully used.

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

Revenue Recognition via the Percentage of Completion Method.  We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. The percentage of completion method is used by MECAR, MECAR USA, NSM and SeaSpace for substantially all of their fixed price sales contracts. Approximately 67%, 66% and 82% of consolidated revenue was recognized under the percentage of completion method during 2006, 2005 and 2004, respectively.

Under the percentage of completion method, revenue is recognized on these contracts as work progresses during the period, using the percentage of direct labor incurred to total estimated direct labor (MECAR) or on a total cost incurred to total estimated cost basis (MECAR USA, NSM and SeaSpace). Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in the calculation of the expected margin and the percent complete. If the contract is projected to create a loss, the entire estimated loss is charged to operations in the period such loss first becomes known.

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

In 2005, MECAR changed its basis for applying the percentage of completion method in an effort to better reflect the revenue recognized over the life of its sales contracts. Previously, MECAR used total direct costs as the basis for recognizing revenue, but subsequently elected to use direct labor as the basis of recognition. See further discussion in Note D of the consolidated financial statements.

Revenue on contracts that do not qualify for the percentage of completion method is taken on a shipment basis.

Goodwill and intangible asset valuation.  The Company adopted FASB No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles with definitive lives and other costs. As of December 31, 2006, the Company had $17,630 of goodwill recorded in Other assets on the Consolidated Balance Sheet.

In conjunction with the implementation of the accounting rules for goodwill, the Company completed a goodwill impairment analysis in the fourth quarter of 2006 and determined that no impairment charge to earnings was required. As required by SFAS No. 142, the Company will perform a similar review each year or earlier if indicators of potential impairment exist. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital and a market capitalization approach. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. If market conditions in these business units fail to meet expectations, it could negatively impact revenue or cost, and could result in charges for the impairment of goodwill in future periods.

For intangible assets with definitive lives, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset. As of December 31, 2006, the Company had $12,406 of gross intangible assets with definitive lives, which includes patents, customer lists, trademarks, etc. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to reflect the impairment of these assets. Impairment could also result if the underlying technology fails to gain market acceptance, if the products fail to gain expected market acceptance or if the market conditions in the related businesses are unfavorable pursuant to SFAS 144. For intangible assets with indefinite lives the Company performs an impairment evaluation in accordance with FAS 142. At December 31, 2006 the Company had $3,220 of intangible assets with indefinite lives.

Inventory reserves and allowance for doubtful accounts.  Inventories are stated at the lower of cost or market. Cost is determined based on an average cost basis. The Company’s inventory includes raw materials, work-in process and finished goods of $24,964 as of December 31, 2006. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. The write-down is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations. Some of our customers share the same weapons platforms. For these customers, MECAR, at times, produces inventory in anticipation of receiving signed contracts for their manufacture. This inventory, while designated for a particular contact, can be used to fulfill other contracts as long as the customer uses the same weapons platforms. At times the Company may have inventory in excess of the number designated in a signed contract. The Company feels that this inventory is still viable as it is able to sell them to other customers that share the same platforms.

Foreign Currency Translation.  The assets and liabilities of ARC Europe and subsidiaries including MECAR, VSK and ARC Limited are translated into U.S. dollars at year-end exchange rates. The resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. In years with greater currency fluctuation, the impact on the apparent change for the same line item (e.g. Property, Plant & Equipment) would appear more significant than if all assets or liabilities were held in the same functional currency (e.g. US Dollars). As of December 31, 2006, 63% of all Company assets are located in Belgium, making the Company sensitive to year-to-year fluctuations in currency, particularly the Euro. Income and expense items are converted into

U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations. For 2006, income from Belgium represented 75% of the revenue for the Company.

The Company recognizes the significance of foreign subsidiary operations on reported financial results thus making this a critical accounting policy. Realizing the potential impact of year-to-year and average currency fluctuations on results, the Company continues to expand and improve US operations to mitigate the effects of these fluctuations. Over the past three years the average rate for the Euro versus the US Dollar has remained relatively constant, resulting in little impact on reported revenue and operating margin. If this stability in the average should change, the Company will explore methods to effectively manage the impact on earnings.

Derivative Instruments.  The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure effects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized currently in net income. The Company believes that derivative accounting is critical to its estimates and financial reporting. Pursuant to SFAS 133, hedge accounting and the subsequent restatements related to non-hedge accounting have been material to the Company’s financial results for all periods reported and thereby represent a significant policy to the Company. Looking forward, the Company will look to effectively manage the accounting for its cash flow hedges and qualify for hedge accounting. The Company believes hedge accounting provides financial results that better describe the underlying economics of the Company’s transactions rather than the results reported under non-hedge accounting.

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

In the normal course of business, we are exposed to market risk, including foreign currency fluctuations and interest rates changes. From time to time, we use derivatives to manage some portion of these risks. Our derivatives are agreements with independent third parties that provide for payments based on a notional amount. As of December 31, 2006 and 2005, all of the derivatives were related to actual or anticipated exposures of our transactions. We are exposed to credit risk in the event of non-performance by counterparties to derivatives. However, we monitor our derivative positions by regularly evaluating our positions and the creditworthiness of the counterparties, all of whom we either consider credit worthy, or who have issued letters of credit to support their performance.

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

Interest Rate Sensitivity.  Allied manages its debt and its available cash considering available investment opportunities and risks, tax consequences and overall financing strategies. At December 31, 2006, Allied had approximately $41.6 million of fixed-rate indebtedness. Although some of these rates adjust based on certain actions of the Company, the Company considers them fixed rate because the rates are not variable based on market conditions. Allied has not entered into any interest rate swaps or other derivatives with respect to its indebtedness. Cash available for investment is typically invested in short term funds, which generally mature in under 90 days or money-market funds. In general, such funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The carrying amounts approximate market value. It is the Company’s practice to hold these investments to maturity. Assuming year-end cash available for investment had been invested for the whole year (including restricted cash), a 1% change in interest rates would impact net interest income for the years ended December 31, 2006, 2005 and 2004 by $0.3 million, $0.1 million and $0.4 million, respectively. In addition, cash and restricted cash balances would increase by 1% or $0.3 million, $0.1 million and $0.4 million, at December 31, 2006, 2005 and 2003, respectively. The fair value of the Company’s fixed rate debt will also change based on interest rate changes.

Exchange Rate Sensitivity.  Allied maintains operations in several foreign countries. Approximately 76% and 86% of the Company’s revenue was derived from operations outside the United States in 2006 and 2005, respectively. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. Allied’s consolidated financial statements are denominated in U.S. dollars and, accordingly, changes in the exchange rates between the Allied subsidiaries’ local currency and the U.S. dollar will affect the translation of such subsidiaries’ financial results into U.S. dollars for purposes of reporting the consolidated financial results. Allied does not hedge these matters because cash-flows from international operations are generally re-invested locally. It is estimated that a 10% change in the value of the Euro would impact reported net losses for the years ending December 31, 2006 and 2005 and net earning for the year ending December 31, 2004 by approximately $2.7 million, $1.5 million and $0.7 million, respectively. A 10% change in the value of the Euro would impact reported total assets for the years ended December 31, 2006, 2005 and 2004 by $11.0 million, $13.3 million and $15.3 million, respectively. See Note Q of the consolidated financial statements for more information on financial instruments.

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

The financial statements and supplementary financial information and data required by this Item are set forth in the pages indicated in Item 15(a) (1) and (2). See Note X of the consolidated financial statements for supplementary quarterly financial data required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. The Company identified two material weaknesses in its internal control over financial reporting as follows: 1) the Company’s Belgian Subsidiary, MECAR SA did not have proper maintenance of an appropriate contract cost accounting ledger; and 2) controls relating to financial reporting processes were inadequate. For the reasons set forth below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2006. As set forth below, the Company has or is in the process of taking the steps necessary to remediate the material weaknesses.

Management’s Report on Internal Control over Financial Reporting

Management’s report on the Company’s internal control over financial reporting is included on page F-3 of this annual report on Form 10-K, which report is included herein. The report of the Independent Registered Public

Accounting Firm with respect to management’s assessment of the effectiveness of internal controls over financial reporting is included on page F-5 of this annual report on Form 10-K.

There were no changes in our internal controls over financial reporting or, to our knowledge, in other factors that could significantly affect our internal control over financial reporting during the quarter ended December 31, 2006. However, in the first quarter of 2007 we are taking the following steps to remediate the above listed material weaknesses (1) Contract Accounting: We are in the process of implementing effective new processes and procedures for documentation and accounting for contract costs. We have upgraded our MRP SAP system at MECAR and are now developing procedures to ensure the accuracy and timeliness of the information and transactions that are processed in the system; (2) We have restated the financial results for the period ended September 30, 2006 and are putting in place tighter controls to ensure consistency and transparency in the subsidiary reporting which should enable us to provide timely and accurate consolidated financial results. We have put into place a monthly accounting review process with each subsidiary’s management to review both the results of their operations and their current accounting policies and have created a more comprehensive and formalized periodic reporting to the corporate office from the subsidiaries.

BDO Seidman, LLP, our independent registered public accounting firm, has provided the Company with an unqualified audit report on our consolidated financial statements for 2006 which is included on page F-7 of this annual report on Form 10-K. BDO Seidman, LLP has issued an opinion, included on page F-5 of this annual report on Form 10-K to Management’s assessment and as to the effectiveness of our internal controls over financial reporting as of December 31, 2006. BDO Seidman has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria. The Company is in the process of strengthening its internal control over financial reporting beyond what has existed in prior years and addressing the staffing, resource and system issues at all levels throughout the organization.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2006, there were no significant changes other than those described above in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 which was not so disclosed.

PART III

ITEM 10.	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the directors of Allied:

J. H. Binford Peay, III, age 67, became a director in April 2000 and was elected Chairman of the Board, President and Chief Executive Officer in January, 2001. General Peay resigned as President and Chief Executive Officer of the Company as of June 1, 2003 to become Superintendent of the Virginia Military Institute. He remains as Chairman of the Board. General Peay retired in 1997 as Commander in Chief, United States Central Command, with responsibility for operations in some 20 countries throughout Africa, the Middle East, Persian Gulf and South Asia. Previously, he was Vice Chief of Staff, U.S. Army. General Peay is currently a director of BAE Systems, Inc., a subsidiary of BAE Systems, plc an international defense aerospace company. He is also a Trustee of the National Defense University. Previously, he had also been on the board of Directors of MPRI, was a trustee of Virginia Military Institute Foundation and the George C. Marshall Foundation.

John G. Meyer, Jr., age 63, became a director in January 2003 when he was also elected as President of the Company. He served as Executive Vice President and Chief Operating Officer since January, 2001. He succeeded General Peay as the CEO on June 1, 2003 until June 2005. He is currently Chief Executive Officer of Heckler & Koch, a defense contractor. Mr. Meyer previously retired from the U.S. Army having served as its most senior Public Affairs Officer during his last four (4) years of military service.

Ronald H. Griffith, age 68, became a director of Allied in April 2000. Mr. Griffith is Executive Vice President and Chief Operating Officer of MPRI, Inc., a professional services company, since 1998. Formerly, he served as Vice Chief of Staff of the U.S. Army.

Gilbert F. Decker, age 69, became a director of Allied in June 2002. Mr. Decker is a consultant to companies in the defense and aerospace industries. He previously served as Executive Vice President of Engineering and Production at Walt Disney Imagineering as well as he previously served as Assistant Secretary of the Army for Research, Development and Acquisitions. Mr. Decker is currently on the board of directors of Alliant Techsystems, Inc. and Anteon International Corporation.

John J. Marcello, age 59, became a director in June 2006 and was elected President and Chief Executive Officer in June 2005. He previously served as COO and then Managing Director of MECAR S.A. from November 2002 to May 2005. Mr. Marcello retired from the U.S. Army as a Major General in 2002.

Charles S. Ream, age 63, became a director in June 2006. Mr. Ream served as Executive Vice President and Chief Financial Officer of Anteon International Corporation from 2003-2006. Previously, he served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc. from 2000-2001 and Senior Vice President of Finance and Strategic Initiatives of Raytheon Systems Company from 1998-2000. Mr. Ream is also a director of Dyncorp International as well as a director of Stanley, Inc.

Thomas R. Hudson, age 41, a Managing Member of Pirate Capital, LLC since May, 2002; a private investor from February, 2001 through May, 2002; a Managing Director of Amroc Investments, LLC, an investment management firm, from 1999 to February, 2001. Mr. Hudson is also a director of Cornell Companies, PW Eagle, Inc., and Pep Boys.

Frederick G. Wasserman, age 52, is a self-employed financial consultant. Previously, he served as Chief Operating/Financial Officer of Mitchell & Ness Nostalgia Company, a manufacturer of licensed sportswear, from 2005 through 2006, as President of Goebel of North America, a manufacturer of select giftware and home décor items, from 2002 -2005, and as Chief Financial Officer of Goebel of North America from 2001 — 2005.

The Audit Committee is currently comprised of Messrs. Decker, Griffith, Ream and Wasserman. Among its functions, the Audit Committee (i) recommends the selection of the Company’s independent public accountants, (ii) reviews the scope of the independent public accountants’ audit activity, (iii) reviews the financial statements which are the subject of the independent public accountants’ certification, and (iv) reviews the adequacy of the Company’s basic accounting and internal control systems. Each of the Audit Committee members satisfies the independence requirements and other established criteria of the AMEX and the Securities and Exchange Commission. The Board of Directors has determined that each of Gilbert F. Decker and Charles S. Ream qualify as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules and is financially sophisticated as defined by AMEX rules.

On April 25, 2006, the Company entered into an agreement (the “Pirate Agreement”) with Pirate Capital, LLC, the Company’s largest stockholder. Under the terms of the Pirate Agreement, the Company agreed to refresh its Board of Directors. Accordingly, John J. Marcello, President of the Company, Thomas R. Hudson, a Managing Member of Pirate Capital LLC and Charles S. Ream, former Chief Financial Officer of Anteon International Corporation, were elected to the Board of Directors. In December 2006, at the request of Wynnefield Capital Management LLC, we added Frederick G. Wasserman to the Board.

In January 2007, the Board of Directors determined that a decrease in the size of the Board is appropriate. Jay R. Sculley, Clifford C. Christ, and Harry H. Warner were not nominated for reelection to the Board and have ceased to serve on the Board effective mid February 2007.

Executive Officers

The following are the executive officers of Allied:

Mr. Marcello is the President and Chief Executive Officer of Allied.

Monte L. Pickens, age 61, was elected Executive Vice President and Chief Operating Officer in May 2003. Previously, Mr. Pickens was the Vice President of T. Marzetti Company. Mr. Pickens retired from the U.S. Army as a Colonel.

Robert P. Dowski, age 52, was appointed Treasurer and Chief Financial Officer in August 2005. Mr. Dowski was an independent financial consultant and a partner with Tatum CFO Partners LLC from May 2005 to July 2005. From April 2004 to April 2005, Mr. Dowski was a senior financial advisor for Neustar, Inc. He served as Neustar’s Senior Vice President and CFO from August 2000 to March 2004.

Wayne F. Hosking, Jr., age 41, was elected Vice President for Corporate Strategic Development in April 2004. Previously, Mr. Hosking served as Vice President of Sales for Horne Engineering Services, Inc.

Luis Palacio, age 65, was hired as Allied’s Director of Business Development in September 2005. Previously, Mr. Palacio served as marketing and business development consultant to MECAR.

Allied has adopted a code of business conduct and ethics for directors, officers (including Allied’s principal executive officer, principal financial officer and controller) and employees. The code of ethics is available on the Company’s website at http://www.allieddefensegroup.com. Stockholders may request a free copy of the code of ethics from:

Allied Defense Group, Inc.
8000 Towers Crescent Drive, Suite 260
Vienna, Virginia 22182
(703) 847-5268
Attn: Investor Relations

There have been no material changes to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Objectives of Compensation Program and What Our Compensation Program is Designed to Reward

Our executive compensation program is designed to create strong financial incentive for our officers to increase revenues, profits, operating efficiency and returns, which we expect to lead to an increase in shareholder value. The primary objective of our compensation program is to attract and retain qualified, energetic employees who are enthusiastic about the Company’s mission. A further objective of our compensation program is to provide incentives and reward employees for their contribution to the Company. In addition, we strive to promote an ownership mentality among key leadership and the Board of Directors. Finally, we endeavor to ensure that our compensation program is perceived as fundamentally fair to all stakeholders.

The Compensation Committee of the Board of Directors (the “Committee”) evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of other companies. To that end, the Committee believes executive compensation packages provided by the Company to its executives, including the named executive officers, should include both cash and stock-based components that reward performance as measured against established goals.

Our compensation program is designed to reward each employee’s contribution to the Company. In measuring the named executive officers’ contribution to the Company, the Committee considers numerous factors including the Company’s growth and financial performance.

Throughout this Form 10-K, the individuals who served as the Company’s Chief Executive Officer and Chief Financial Officer during 2006, as well as the other individuals included in the Summary Compensation Table on page 46 are referred to as the “named executive officers”. Immediately following this Compensation Discussion and Analysis you will find a series of tables containing specific information about the compensation earned in 2006 by the named executive officers.

Roles and Responsibilities for Our Compensation Program

Role of the Compensation Committee

The Committee has responsibility for establishing, implementing and monitoring adherence with the Company’s compensation philosophy.

Role of our Chief Executive Officer

Our Chief Executive Officer provides recommendations to the Committee in its evaluation of our executive officers, including recommendations of individual cash and equity compensation levels for executive officers. Mr. Marcello relies on his personal experience serving in the capacity of Chief Executive Officer with respect to evaluating the contribution of our other executive officers as well as publicly available information for comparable compensation guidance as the basis for his recommendations to the Committee. Mr. Marcello was not present during Committee deliberations and voting pertaining to the determination of his own compensation.

Role of the Compensation Consultant

The Committee periodically retains a consultant to provide independent advice on executive compensation matters and to perform specific project-related work. Most recently, in late 2006, we engaged Watson Wyatt Worldwide, Inc. to review the compensation of our named executive officers and to advise us on a proposed long-term incentive plan.

Elements of Company’s Compensation Plan

The Company’s compensation program consists of base salary, an annual incentive bonus, stock incentives/awards, severance/change of control compensation, health and welfare benefits and a 401(k) plan. The Company strives to be market competitive in setting salary ranges and designing benefits programs, while recognizing the experience and performance levels of individual employees.

Base Salary

The Company provides named executive officers and other employees with base salary to compensate them for services rendered during the fiscal year. Base salary is the fixed annual compensation we pay to an executive for performing specific job responsibilities. It represents the minimum income an executive may receive in any given year. Base salaries for each of the Company’s executives are determined by the executive’s responsibilities and performance as well as comparative compensation levels for the executive’s peers. The base salary for the Company’s Chief Executive Officer, including periodic changes thereto, is determined by the Committee. The base salaries for the Company’s other executive officers, including periodic changes thereto, are determined by the Committee following recommendations by the Chief Executive Officer.

During its review of base salaries for executives, the Committee primarily considers:

•	market data;

•	internal review of the executive’s compensation, both individually and relative to other officers;

•	individual performance of the executive; and

•	our financial and operating results

Base salary levels are typically reviewed annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility.

Annual Bonus

The annual bonus component of our compensation program is intended to incent and reward our executive officers for current, short term performance. The objectives are for annual financial performance and other non-financial performance objectives which may be attained in the annual period. The Committee has determined that it is important to reward and incent both short-term and long-term performance. The Committee has the discretion to set goals and objectives that it believes are consistent with creating shareholder value, including financial measures, operating objectives, growth goals and other measures. The Committee also considers individual achievement. Annual incentive awards are designed to put a significant portion of total compensation at risk.

The employment agreement of each executive officer establishes a target annual bonus as a percentage of the executive’s annual base salary. The percentages range from twenty-five percent (25%) for certain executive officers to fifty percent (50%) for the Chief Executive Officer. Annual bonuses are paid to executive officers of the Company in cash based upon achievement of management performance objectives. The objectives vary depending upon the executive’s responsibilities and include objectives based upon the Company achieving certain earnings targets as well as other financial and business objectives. The objectives are generally weighted with the most significant factor(s) being net income (for the presidents/general managers of the operating units) or earnings per share (for the Chief Executive Officer, Chief Financial Officer and the other Company executives). The Committee evaluates achievement of the objectives following the end of each year and makes the annual bonus awards based on this assessment and recommendations from the Chief Executive Officer with respect to other executive officers.

Stock Incentives/Awards

We currently administer long-term incentive compensation awards through our 2001 Equity Incentive Plan. We believe that widespread common share ownership by key employees is an important means of encouraging superior performance and employee retention.

In recent years, this component of the Company’s executive compensation program has been via the periodic grant of stock options and/or stock awards. The Company generally has issued stock options to its executive officers when they joined the Company, in connection with a significant promotion within the Company and/or as a reward following excellent performance. The number of options granted has been based on the level of responsibility, Company performance and individual performance. Stock option grants have also been structured to induce the executive to remain in the employment of the Company by including incremental vesting provisions which permit exercise only after satisfaction of minimum tenure requirements. In view of the requirement to expense stock option grants, the Company has begun to grant more restricted stock than stock options. The restricted stock similarly vests over a period of service. Historically, grants of options and restrictive stock have been made on a sporadic, non-uniform basis.

The executive officers as well as all other Company employees have the opportunity to participate in our Employee Stock Purchase Plan (ESPP). This provides another means for officers to acquire Company stock. For every participant, the purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. Though this plan is available to the executives, most have used other means to acquire ownership in the Company. In 2005, two executives participated in the ESPP and one did so during 2006.

Severance/Change in Control

We maintain employment agreements with our executive officers to ensure they will perform their roles for an extended period of time. These agreements are described in more detail elsewhere in this Form 10-K. These agreements provide for severance compensation to be paid if the employment of the executives is terminated under certain conditions, such as following a change of control or a termination “without cause” as defined in the agreements, as follows:

Change in Control

As part of our normal course of business, we engage in discussions with other companies about possible collaborations and/or other ways in which the companies may work together to further our respective long-term objectives. In addition, many larger, established companies consider companies at similar stages of development to ours as potential acquisition targets. In certain scenarios, the potential for merger or being acquired may be in the best interests of our shareholders. We provide severance compensation if an executive’s employment is terminated following a change in control transaction to promote the ability of our senior executives to act in the best interests of our stockholders even though their employment could be terminated as a result of the transaction.

Termination without Cause

If we terminate the employment of a named executive officer without cause as defined in the employment agreement, we are obligated to continue to pay certain amounts as described in greater detail in this Form 10-K. This provides us with more flexibility to make a change in senior management if such a change is in our and our shareholders’ best interests.

Health and Welfare Benefits

We offer a standard range of health and welfare benefits to all employees, including our executive officers. These benefits include medical, prescription drug, vision and dental coverages, life insurance, accidental death and dismemberment, short and long-term disability, business travel accident, kidnap and ransom insurance plans, employee assistance program and a flexible spending account for medical expense reimbursement and child care. Our plans do not discriminate in favor of our executive officers.

401(k)

We offer a defined contribution 401(k) plan to substantially all of our employees in the United States. We provide this plan to assist our employees in saving some amount of their cash compensation for retirement in a tax efficient manner.

Other Perquisites and Personal Benefits

We do not offer any perquisites or other personal benefits to any executive with a value over $10,000. We pay for a city club membership, which is used for business and personal purposes, for our Chief Executive Officer.

How Compensation Amounts Are Determined

We strive to pay our named executive officers within a range of plus or minus 20% around the median paid by comparable companies. We just completed a review by Watson Wyatt of our executive compensation. Watson Wyatt reviewed the compensation package of our named executive officers compared to a peer group and compared to surveys of comparably-sized companies. Watson Wyatt developed a peer group of companies to be used for compensation purposes, consisting of publicly traded services companies comparable in size to our Company in terms of annual revenue. We concluded that our named executive officers are generally within the above described market range. No adjustments were made to the base salaries for our named executive officers for 2007.

Annual bonuses are determined at year-end by the Committee based upon a comparison of performance to pre-determined objectives. Annual awards are paid in cash. In view of the poor financial performance of the Company in 2006, annual bonuses were not awarded to Mr. Marcello, Mr. Pickens or Mr. Dowski. Partial annual bonuses of $56,525 and $9,906 were awarded to Mr. Hosking and Mr. Palacio, respectively, for meeting certain non-financial management performance objectives.

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
				Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	Salary	Bonus	($)(1)	($)(2)	($)	($)	($)(3)	($)

John J. Marcello,	2006	$294,817	—	$147,879	—	—	—	$32,800	$475,496
Chief Executive Officer
Monte L. Pickens,	2006	$239,851	—	$882	$135,952	—	—	$27,400	$404,085
Executive Vice President
Robert P. Dowski,	2006	$209,870	—	$27,108	$234,750	—	—	$27,902	$499,630
Chief Financial Officer
Wayne Hosking,	2006	$186,132	$56,525	$9,774	$89,021	—	—	$18,000	$359,452
Vice President
Luis M. Palacio,	2006	$203,373	$9,906	$88,920	—	—	—	$19,800	$321,999
Director, Business Development

(1)	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R), from stock awards and restricted stock grants made under the 2001 Equity Incentive Plan during and prior to 2006; and the portion paid by Allied (15%) for stock purchases made through the 1992 Employee Stock Purchase Plan (ESPP) during 2006. Assumptions used in the calculation of these amounts are included in Footnote A to the Company’s audited financial statements included in this Form 10-K. The amount shown for Mr. Pickens is the Allied portion for stock purchases made by Mr. Pickens under the ESPP. The amount for Mr. Dowski represents solely an award of 1,750 shares granted on October 6, 2006.

(2)	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the year ended December 31, 2006, in accordance with FAS 123(R), of option grants made under the 2001 Equity Incentive Plan during and prior to 2006. Assumptions used in the calculation of these amounts are included in Footnote A to the Company’s audited financial statements included in this Form 10-K

(3)	This column includes the contribution to a participant’s 401(K) plan account equal to 10% of an employee’s base salary. The amounts for the 401(K) plan can only be estimated based on the first three quarters of 2006 as the final payment is contingent upon the completion of the Plan audit. For Mr. Marcello and Mr. Pickens this column also includes a payment of $4,000 each for premiums for life insurance policies. For Mr. Dowski, Other Compensation includes $7,402 gross-up on the October 2006 stock award valued at $27,108.

GRANTS OF PLAN-BASED AWARDS

								All Other		All Other
								Stock		Stock
								Awards:		Awards:
		Estimated Future Payouts						Number of		Number of	Exercise
		Under Non-Equity			Estimated Future Payout			Shares of		Securities	Price of
		Incentive Plan Awards			Incentive Plan Awards			Stock or		Underlying	Option
		Threshold	Target	Max.	Threshold	Target	Max.	Units		Options	Awards
Name and Principal Position	Grant Date	($)	($)	($)	($)	($)	($)	(#)		(#)	($/Sh)

John J. Marcello,	—	—	—	—	—	—	—	—		—	—
Chief Executive Officer
Monte L. Pickens,	—	—	—	—	—	—	—	—		—	—
Executive Vice President
Robert P. Dowski,	10/06/2006	—	—	—	—	—	—	1,750	(1)	—	—
Chief Financial Officer
Wayne Hosking,	03/20/2006	—	—	—	—	—	—	500	(2)	—	—
Vice President
Luis M. Palacio,	—	—	—	—	—	—	—	—		—	—
Director, Business Development

(1)	Stock Award, fully vested at time of grant.

(2)	Restricted stock award vesting evenly over two years.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Equity
								Stock Awards		Incentive
									Equity	Plan
	Option Awards								Incentive	Awards:
				Equity					Plan	Market
				Incentive					Awards:	or Payout
				Plan				Market	Number of	Value of
				Awards:			Number of	Value of	Unearned	Unearned
	Number of	Number of		Number			Shares or	Shares or	Shares,	Shares,
	Securities	Securities		of Securities			Units of	Units of	Units, or	Units, or
	Underlying	Underlying		Underlying			Stock That	Stock That	Other Rights	Other Rights
	Unexercised	Unexercised		Unearned	Option	Option	Have Not	Have Not	That Have	That Have
Name and Principal	Options (#)	Options (#)		Options	Exercise	Expiration	Vested	Vested	Not Vested	Not Vested
Position	Exercisable	Unexercisable		(#)	Price	Date	(#)	($)	($)	($)

John J. Marcello,	—	—		—	—	—	12,000	$255,000	—	—
Chief Executive Officer
Monte L. Pickens,	32,000	8,000	(1)		$14.90	04/30/2008
Executive Vice	16,000	24,000	(2)	—	$23.95	03/06/2010	—	—	—	—
President
Robert P. Dowski,	35,000	45,000	(3)	—	$22.05	08/31/2010	—	—	—	—
Chief Financial Officer
Wayne Hosking,	24,000	16,000	(4)	—	$20.43	04/30/2009	756	$16,065	—	—
Vice President
Luis M. Palacio,	—	—		—	—	—	8,000	$170,000	—	—
Director, Business Development

(1)	Options vest on January 1, 2007

(2)	Options vest equally (8,000 annually) on January 1, 2007, 2008 and 2009.

(3)	Options vest equally (15,000 annually) on September 1, 2007, 2008 and 2009.

(4)	Options vest equally (8,000 annually) on January 1, 2007 and 2008.

OPTION EXERCISES AND STOCK VESTED

	Option Awards		Stock Awards
	Number of Shares	Value Realized	Number of Shares		Value Realized
	Acquired on	on Exercise	Acquired on Vesting		on Vesting
Name and Principal Position	Exercise (#)	($)	(#)		($)

John J. Marcello,	—	—	3,550	(1)	$98,872
Chief Executive Officer
Monte L. Pickens,	—	—	—		—
Executive Vice President
Robert P. Dowski,	—	—	—		—
Chief Financial Officer
Wayne Hosking,	—	—	—		—
Vice President
Luis M. Palacio,	—	—	2,000		$38,500
Director, Business Development

(1)	Shares acquired on vesting are reported net of shares redeemed to pay withholding taxes

POTENTIAL PAYMENTS UPON TERMINATION OF CHANGE OF CONTROL

The Company has an employment agreement with each of our named executive officers which provides for severance compensation to be paid if employment is terminated following certain triggering events.

In the event of any termination within twelve (12) months following a change of control, the named executive officers will be entitled to the following severance payments:

Each of John J. Marcello, Monte L. Pickens and Robert P. Dowski — Lump sum payment equal to sum of two (2) times base salary at time of termination plus two (2) times average annual bonus earned during the three (3) most recent years. At December 31, 2006, this would have resulted in severance payments of $643,000, $544,600 and $420,000 to Messrs. Marcello, Pickens and Dowski, respectively. In addition, each named executive officer would be entitled to continue to receive medical, dental, vision, life, short and long-term disability insurance coverage, business travel accident insurance, flexible spending account and employee assistance program participation and the 401(k) benefit for two (2) years. Mr. Pickens is also entitled to receive two (2) years of long-term care insurance.

Each of Wayne Hosking and Luis Palacio — Lump sum payment equal to one (1) times base salary at time of termination plus one (1) times average annual bonus earned during the three (3) most recent years. At December 31, 2006, this would have resulted in severance payments of $227,400 and $205,000 for Messrs. Hosking and Palacio, respectively. In addition, each named executive officer would be entitled to continue to receive medical, dental, vision, life, short and long-term disability insurance coverage, business travel accident insurance, flexible spending account and employee assistance program participation and the 401(k) benefit for one (1) year. Mr. Hosking is also entitled to receive one (1) year of long-term care insurance.

In the event of any termination initiated by the Company without cause or initiated by the named executive officer following a material adverse alteration or diminution in the nature of his status or authority, a reduction in his title or a reduction in his base salary, the named executive officers would be entitled to the following severance payments:

Each of John J. Marcello, Monte L. Pickens and Robert P. Dowski — Lump sum payment equal to the sum of one (1) times base salary at the time of termination plus one (1) times average annual bonus earned during the three (3) most recent years. At December 31, 2006, this would have resulted in severance payments of $321,400, $272,300 and $210,000, respectively. In addition, each named executive officer would be entitled to continue to receive medical, dental, vision, life, short and long-term disability insurance coverage, business travel accident insurance, flexible spending account and employee assistance program participation and the 401(k) benefit for one (1) year. Mr. Pickens is also entitled to receive one (1) year of long-term care insurance.

Each of Wayne Hosking and Luis Palacio — Payments of base salary at the time of termination for a one (1) year period plus one (1) times average annual bonus earned during the three (3) most recent years. At December 31, 2006, this would have resulted in severance payments of $227,400 and $205,000 for Messrs. Hosking and Palacio, respectively. In addition, each named executive officer would be entitled to continue to receive medical, dental, vision, life, short and long-term disability insurance coverage, business travel accident insurance, flexible spending account and employee assistance program participation and the 401(k) benefit for one (1) year. Mr. Hosking is also entitled to receive one (1) year of long-term care insurance.

We also have restricted stock and stock option agreements with our named executive officers which provide for accelerated vesting in the event of a termination of employment within twelve (12) months following a change of control, in the event of a termination of employment initiated by the Company “without cause”, or in the event of a termination of employment initiated by the executive as described above. As of December 31, 2006, these provisions would have resulted in the following acceleration of vesting:

John J. Marcello — 12,000 shares of restricted stock

Monte L. Pickens — Options for 32,000 shares of stock

Robert P. Dowski — Options for 45,000 shares of stock

Wayne Hosking — Options for 16,000 shares of stock and 756 shares of restricted stock

Luis Palacio — 8,000 shares of restricted stock

COMPENSATION OF DIRECTORS

Each director is compensated for service at the annual rate of $24,000 in cash and $36,000 in Allied stock. The directors are allowed to defer receipt of the cash and/or the Allied stock until they retire from the Allied board. As Chairman Emeritus, Mr. Sculley received an additional $500 per month. As Chairman of the Board, General Peay received the same cash and stock-based compensation as paid to non-employee members of the Board of Directors plus (i) an additional $1,000 per month and (ii) reimbursement of annual premiums paid on a $1 million life insurance policy, together with all applicable income taxes. The Company also reimburses directors for out-of-pocket expenses incurred in connection with their service.

DIRECTOR COMPENSATION

					Change in
					Pension
					Value and
	Fees Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name(1)	($)(2)	($)(3)	($)(4)	($)	Earnings(5)	($)(6)	($)

J. H. Binford Peay, III	$36,000	$36,000	—	—	—	$62,388	$134,388
Clifford C. Christ	$24,000	$36,000	—	—	$32,000	—	$92,000
Dr. Jay R. Sculley	$30,000	$36,000	—	—	$2,250	—	$68,250
John G. Meyer, Jr.	$24,000	$36,000	—	—	—	—	$60,000
Ronald H. Griffith	$24,000	$36,000	—	—	—	—	$60,000
Gilbert F. Decker	$24,000	$36,000	—	—	—	—	$60,000
Harry H. Warner	$24,000	$36,000	—	—	—	—	$60,000
Charles S. Ream	$12,000	$36,000	—	—	—	—	$48,000
Thomas R. Hudson, Jr.	$4,000	—	—	—	—	—	$4,000
Frederick G. Wasserman	—	—	—	—	—	—	—

(1)	Mr. Marcello, Chief Executive Officer, does not receive additional compensation as a director. All of his compensation is reported in the Summary Compensation Table. Mr. Zachary George, an employee of Pirate Capital, LLC joined the Board of Allied in June 2006 and resigned his seat in October 2006. Total compensation paid to Mr. George was $8,000 in fees and $36,000 of Allied stock. Mr. Ream joined the Board in July 2006. Mr. Hudson joined the Board in November 2006. Mr. Wasserman joined the Allied Board in December 2006.

(2)	Mr. Meyer and Mr. Decker have elected to defer their cash and stock compensation received as directors until they cease to serve on the Board.

(3)	Cumulative stock compensation for each of the above as a non-employee member of the Company’s Board of Directors are as follows: Mr. Peay, 6,201 shares; Mr. Christ, 11,201 shares with 5,201 deferred; Mr. Sculley, 10,201 shares with 5,201 deferred; Mr. Meyer, 3,198 shares with 1,637 deferred; Mr. Griffith, 9,201 shares; Mr. Decker, 7,201 shares with 5,201 deferred; Mr. Warner, 14,479 shares with 8,479 deferred; Mr. Ream, 1,637 shares. Mssrs. Hudson and Wasserman were not member of the Board as of July 1, 2006, thus they have not yet received a grant of stock.

(4)	Cumulative option compensation for each of the above as a non-employee member of the Company’s Board of Directors are as follows: Mr. Peay, 13,000 options; Mr. Christ, 41,000 options; Mr. Sculley, 26,000 options; Mr. Griffith, 26,000 options; Mr. Decker, 13,000 options; Mr. Warner, 41,000 options. Mssrs. Meyer, Ream, Hudson and Wasserman were not members of the Board in 2003, the last year that options were granted for service.

(5)	In 1992, the Board of Directors adopted the Outside Directors Retirement Plan (the “Directors Retirement Plan”) to provide retirement benefits for long-standing non-employee directors (“Outside Directors”). Under the Directors Retirement Plan, Outside Directors are eligible for a retirement benefit if they retire from the Board and have served as a member of the Board for a minimum of five (5) years. An eligible Outside Director who retires from the Board is entitled to receive, commencing on the last day of the first month following the month in which the director attains age seventy (70), monthly payments equal to the monthly cash compensation received from Allied at the time the director terminated service in such capacity. Such payments will cease upon the earlier of the expiration of a period of time equivalent to the period of time the director served as a member of the Board or the death of the director. The Directors Retirement Plan was suspended in 2001. Messrs. Christ and Warner ceased to serve as members of the Board as of February 15, 2007. In accordance with the agreements reached with the Company upon the 2001 suspension of the Directors Retirement Plan, (i) Mr. Warner has received 3,278 shares of Allied stock, and (ii) Mr. Christ will receive monthly cash benefits commencing when he reaches the age 70 (starting in 2017), which could aggregate to a maximum of $136,000. No further benefits have accrued or will accrue under the plan since its suspension in 2001.

(6)	This is the annual payment for a $1 million life insurance policy including the gross-up for taxes.

Compensation Committee Interlocks and Insider Participation

During 2006, Messrs. Harry W. Warner, J. R. Sculley, Ronald H. Griffith, Gilbert F. Decker, Charles S. Ream and Thomas R. Hudson, Jr. served as members of the Compensation Committee. Currently, the Compensation Committee consists of Messrs. Ream, Griffith and Hudson. In December, 2006, the Company issued 261,261 shares of its stock to Pirate Capital, LLC, in a private placement transaction, at $16.71 per share. Mr. Hudson is the Managing Member and a principal of Pirate Capital, LLC.

Compensation Committee Report

We have reviewed and discussed with management the Compensation Discussion and Analysis provisions included in this Form 10-K. Based on the reviews and discussions referred to above, we recommend to the Board of Directors that the Compensation Discussion and Analysis referred to above be included in the Form 10-K.

Compensation Committee

Charles S. Ream (Chair)
Ronald H. Griffith
Thomas R. Hudson, Jr.

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

The following table sets forth information with respect to the shares of the Company’s common stock which are held by the only persons known to the Company to be the beneficial owners of more than 5% of such common stock based upon the most recent filings made by the undersigned with the Securities and Exchange Commission:

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class(1)

Common	Pirate Capital LLC(2) 200 Connecticut Avenue Norwalk, Connecticut 06854	1,170,361 Owned indirectly	18.2%
Common	Kings Road Investments Ltd(3). c/o Polygon Investment Partners LLP 598 Madison Avenue 14th Floor New York, New York 10022	580,444 Owned directly	9.0%
Common	Wynnefield Capital Management, LLC(4) 450 Seventh Avenue Suite 509 New York, New York 10123	587,235	9.1%
Common	Dimensional Fund(5) Advisors, Inc. 1299 Ocean Ave., 11th Floor Santa Monica, California 90401	492,914 Owned directly	7.7%
Common	Tamarack Enterprise Fund(6) 100 Fifth Street Suite 2300 Minneapolis, Minnesota 55402	365,900 Owned directly	5.7%
Common	Aegis Financial Corporation(7) 1100 North Glebe Road Suite 1040 Arlington, Virginia 22201	348,650 Owned directly	5.4%

(1)	Based upon 6,440,944 shares of common stock outstanding.

(2)	Pirate Capital LLC and Thomas R. Hudson, Jr. filed a Schedule 13D/A with the SEC on December 19, 2006. Previous filings state that Pirate Capital LLC and Thomas R. Hudson, Jr. are deemed to have shared voting and shared dispositive power with respect to 1,170,361 shares, which shares are owned of record by Jolly Roger Fund LP and Jolly Roger Offshore Fund Ltd.

(3)	Kings Road Investments Ltd. filed a Schedule 13G with the SEC on February 9, 2007 reporting ownership of a note convertible 483,559 shares and a stock purchase warrant exercisable into 96,885 shares.

(4)	Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I., and Wynnefield Small Cap Value Offshore Fund,Ltd., filed a Schedule 13D/A with the SEC on December 20, 2006.

(5)	Dimensional Fund Advisors, Inc. (“Dimensional”), a registered investment advisor, filed an amended Schedule 13G with the SEC on February 9, 2007.

(6)	Tamarack Enterprise Fund filed a Schedule 13G with the SEC on January 25, 2006.

(7)	Aegis Financial Corporation, William S. Berno, Paul Gamble, and Scott L. Barbee jointly filed an amendment to its Schedule 13G with the SEC on February 14, 2007.

The following information is furnished as of December 31, 2006, with respect to the beneficial ownership by management of the Company’s common stock:

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Ownership	Beneficial Owner	Percent of Class(1)

Common	Thomas R. Hudson, Jr.	1,170,361(2) Owned indirectly	18.2%
Common	J. H. Binford Peay, III	267,121(3) Owned directly	4.2%
Common	John G. Meyer, Jr.	68,223(4) Owned directly	1.1%
Common	Monte L. Pickens	65,594(5) Owned directly	1.0%
Common	Robert P. Dowski	60,450(6) Owned directly	*
Common	Wayne F. Hosking	34,021(7) Owned directly	*
Common	Ronald H. Griffith	31,775(8) Owned directly	*
Common	Gilbert F. Decker	20,401(9) Owned directly	*
Common	John J. Marcello	20,663 Owned directly	*
Common	Luis Palacio	10,000 Owned directly	*
Common	Charles S. Ream	1,637 Owned directly	*
Common	Frederick G. Wasserman	0 Owned directly	*
Common	All executive officers and directors as a group(12)	579,885(10) Owned directly	9.0%

(1)	Based upon 6,440,944 shares of common stock outstanding plus any outstanding options, by director.

(2)	Pirate Capital LLC and Thomas R. Hudson, Jr. filed a Schedule 13D/A with the SEC on December 19, 2006. Previous filings state that Pirate Capital LLC and Thomas R. Hudson, Jr. are deemed to have shared voting and shared dispositive power with respect to 1,170,361 shares, which shares are owned of record by Jolly Roger Fund LP and Jolly Roger Offshore Fund Ltd.

(3)	Includes stock options for 206,500 shares which may be exercised within sixty (60) days.

(4)	Includes 1,637 shares issuable upon retirement from the Board pursuant to the Directors Deferred Compensation Plan.

(5)	Includes stock options for 64,000 shares which may be exercised within sixty (60) days.

(6)	Includes stock options for 35,000 shares which may be exercised within sixty (60) days.

(7)	Includes stock options for 32,000 shares which may be exercised within sixty (60) days.

(8)	Includes stock options for 13,000 shares which may be exercised within sixty (60) days.

(9)	Includes stock options for 13,000 shares which may be exercised within sixty (60) days and 5,201 shares issuable upon retirement from the Board pursuant to the Directors Deferred Compensation Plan.

(10)	This total includes stock options for 363,500 shares which may be exercised within sixty (60) days and 6,838 shares issuable upon retirement from the Board.

*	Less than 1%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In early February, 2006, Robert P. Dowski, Chief Financial Officer of the Company, made a $1 million bridge loan to the Company. The loan advance, together with interest at twelve percent (12%) per annum, was repaid to Mr. Dowski in early March, 2006, when the Company closed its $30,000 convertible note financing.

The following members of the Board of Directors of the Company have been determined to qualify as independent members of the Board of Directors pursuant to the standards set forth by the American Stock Exchange: Gilbert F. Decker, Ronald H. Griffith, Charles S. Ream, Thomas R. Hudson, Jr. and Frederick G. Wassermain. The Company’s Audit, Compensation and Nominating Committees consist solely of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table sets forth the fees paid by the Company to BDO Seidman LLP (BDO) for audit and other services provided for 2006 and 2005:

	2006	2005

Audit fees	$2,613,000	$2,163,000
Audit-related fees	0	0
Tax fees	0	0
All other fees	0	0

Total	$2,613,000	$2,163,000

Audit fees include work in connection with quarterly reviews.

In 2006, approximately $31,000 was billed to the Company’s foreign subsidiaries for tax fees services required by the laws of Belgium. For 2005, additional audit fees of $147,000 were billed to the Company’s foreign subsidiaries by other auditors for audit related services primarily involving statutory audits and tax fees required by the laws of Belgium. Statutory audit fees of $237,000 are included in the table above for Audit fees paid by the Company in 2006 to the principal auditors.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).
3.2	Amended and restated By-Laws (Incorporated by reference from Form 10-Q filed in August 2004).
4.1	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).
4.2	First Amendment To Rights Agreement, dated as of June 15, 2006 (incorporated by reference from Form 8-A/A filed on June 21, 2006).
4.3	Second Amendment To Rights Agreement, dated as of November 30, 2006 (incorporated by reference from Form 8-K filed on December 7, 2006).
10.1	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 10-Q filed in August 2005).

Exhibit No.	Description of Exhibits

10.2	Employment Agreement between Allied and Robert P. Dowski (Incorporated by reference from Form 10-Q filed in November 2005).
10.3	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).
10.4	Employment Agreement letter amendment between Allied and Monte L. Pickens (Incorporated by reference from Form 10-Q filed in August 2004).
10.5	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).
10.6	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001, April 2002 and May 2005).
10.7	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).
10.8	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).
10.9	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002).
10.10	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.11	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.12	Amendment to Lease Agreement
10.13	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).
10.14	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002).
10.15	Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Form 10-Q filed in August 2004).
10.16	Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries (Incorporated by reference from Form 8-K filed in June 2004)
10.17	Amendment to Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries (Incorporated by reference from Form 10-K/A filed in March 2005)
10.18	Stock Option Agreement-Employee Form (Incorporated by reference from Form 10-Q filed in November 2004)
10.19	Director’s Stock Option Agreement-Director Form (Incorporated by reference from Form 10-Q filed in November 2004)
10.20	Summary of Annual Compensation of Board Members
10.21	Restricted Stock Agreement (Incorporated by reference from Form 10-Q filed in May, 2005)
10.22	7.5% Senior Subordinated Convertible Notes and related documents (Incorporated by reference from 8-K filed in March 2006).
10.23	Purchase Agreement, dated as of December 12, 2006, between The Allied Defense Group, Inc. and the buyers named therein (incorporated by reference from Form 8-K filed December 13, 2006).
18.1	Letter from independent public accountant related to change in application of accounting principle
21	List of Subsidiaries(a)
23	Consent of Independent Registered Public Accounting Firm(a)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(a)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(a)
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(a)

(a)	Filed herewith

Reports on Form 8-K

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

On October 23, 2006, the Company filed a Form 8-K reporting the announcement of its financial results for the quarter ended March 31, 2006.

On October 31, 2006, the Company filed a Form 8-K reporting the announcement of its financial results for the quarter ended June 30, 2006.

On November 2, 2006, the Company filed a Form 8-K reporting the resignation of one of its directors and the appointment of another to fill the vacancy created by the resignation.

On December 7, 2006, the Company filed a Form 8-K reporting a modification of the Company’s shareholder rights plan.

On December 13, 2006, the Company filed a Form 8-K reporting the Company entered into a Purchase Agreement for the private placement of shares of the Company and a Letter Agreement with Wynnefield Capital Management LLC.

On February 9, 2007, the Company filed a Form 8-K and a Form 8K/A reporting that the Company will restate its financial results for the quarter ended September 30, 2006.

On February 26, 2007, the Company filed a Form 8-K reporting the Company received a letter from one of holders of the Company’s $30,000, Senior Subordinated Convertible Notes asserting events of default under the Note. The letter states that the holder is electing to accelerate and redeem the Note in its entirety, in addition to a redemption premium and unpaid interest.

On March 20, 2007, the Company filed a Form 8-K reporting the results for the fourth quarter and for the year ended December 31, 2006 and reporting that the Company received a letter from one of the holders of the Company’s $30,000 Senior Subordinated Convertible Notes asserting events of default under the Note. The letter states that the holder is electing to accelerate and redeem the Note in its entirety in addition to a redemption premium and unpaid interest.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allied Defense Group, Inc.

By:	/s/ John J. Marcello
John J. Marcello
Chief Executive Officer and President

Date: March 22, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

By:	/s/ Robert P. Dowski Robert P. Dowski,	Chief Financial Officer and Treasurer	Date: March 22, 2007

By:	/s/ Deborah F. Ricci Deborah F. Ricci,	Controller	Date: March 22, 2007

**********

/s/ Ronald H. Griffith Ronald H. Griffith,		Director	Date: March 16, 2007

/s/ Gilbert F. Decker Gilbert F. Decker,		Director	Date: March 16, 2007

/s/ John G. Meyer, Jr. John G. Meyer, Jr.,		Director	Date: March 16, 2007

/s/ J.H Binford Peay, III J.H Binford Peay, III,		Director	Date: March 16, 2007

/s/ Charles S. Ream Charles S. Ream,		Director	Date: March 16, 2007

/s/ John J. Marcello John J. Marcello,		Director	Date: March 16, 2007

/s/ Thomas R. Hudson, Jr. Thomas R. Hudson, Jr. ,		Director	Date: March 16, 2007

/s/ Frederick G. Wasserman Frederick G. Wasserman,		Director	Date: March 16, 2007

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2006

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2006, the Company’s internal control over financial reporting was ineffective based on those criteria. We identified two material weaknesses in our internal control over financial reporting.

The first material weakness concerned accounting for contract costs at our Belgian subsidiary MECAR SA. MECAR SA did not maintain an accurate contract accounting cost ledger. During the fourth quarter of 2006, MECAR SA upgraded their existing MRP SAP system to improve their contract cost accounting and overall financial reporting capabilities. Also in the fourth quarter of 2006, the financial controller who had implemented the SAP upgrade and reporting improvements replaced the current Chief Financial Officer at MECAR. In addition, an outside consulting firm was hired to serve as Deputy Chief Financial Officer and to assist the Company in improving MECAR SAs financial performance.

The initial implementation of MECAR SA’s new contract accounting system was incorporated in the results reported for the third quarter of 2006. Later in the year, we discovered a material error with regards to inventory balances. Accordingly, the Company restated the financial results for the quarter ended September 30, 2006. Since the initial implementation in the fourth quarter of 2006, the Company has identified and implemented processes to improve the accuracy and timeliness of the information and the processing of transactions. We believe this material weakness will be fully remediated with the implementation of the above mentioned process improvements.

The second material weakness relates to the Company’s inadequate financial reporting processes. The Company’s third quarter restatement as well as the Company’s general consolidation and reporting processes were not adequate to meet the needs of the public reporting requirements during 2006. In 2006, the Company increased staffing and made key finance and management resource changes throughout the organization. Some of these changes were put in place in the second half of 2006 and as such, full remediation was not achieved by the year end. Complete remediation is expected within the next several months as the new financial executives improve their understanding of the Company’s reporting process and operations. The Company will continue to proactively address these reporting issues until management is satisfied that the matter is fully remediated.

The continued implementation of the initiatives described above is among our highest priorities. In 2005, the Company reported six material weaknesses and through extensive effort, the Company has been able to limit the weaknesses to the two reported above for 2006. We are committed to eliminating these two weaknesses in 2007. We have discussed our corrective actions and future plans with our Audit Committee and BDO Seidman, LLP and, as of the date of this report, we believe the actions outlined above should correct the above-listed material weaknesses in our internal controls. However, we cannot assure you that either we or our independent accountants will not in the future identify additional material weaknesses or significant deficiencies in our internal control over financial reporting.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

BDO Seidman LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has issued an opinion on management’s assessment of our internal control over financial reporting which report immediately follows this report.

/s/ Robert P. Dowski	/s/ John J. Marcello

Robert P. Dowski	John J. Marcello.
Chief Financial Officer	Chief Executive Officer
March 22, 2007	March 22, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
The Allied Defense Group, Inc.
Vienna, Virginia

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting that The Allied Defense Group, Inc., and Subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of material weakness identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Allied Defense Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

The first material weakness concerned accounting for contract cost at the Company’s Belgian subsidiary MECAR SA. Management did not design and maintain processes and controls to ensure accurate contract accounting cost ledger and related contract receivables. Due to the lack of these processes and control, there is a more than remote likelihood that a material misstatement of the annual and interim financial statements would not be prevented or detected.

The second material weakness concerned the Company’s inadequate financial reporting processes. Management did not design and maintain controls surrounding the Company’s reporting process to meet the needs of the public reporting requirements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 22, 2007 on those consolidated financial statements.

In our opinion, management’s assessment that The Allied Defense Group, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, The Allied Defense Group has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any and all remediation steps taken.

/s/ BDO Seidman LLP

Bethesda, Maryland
March 22, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Allied Defense Group, Inc.
Vienna, Virginia

We have audited the accompanying consolidated balance sheets of The Allied Defense Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years then ended. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allied Defense Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.

As discussed in Note A to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note A to the consolidated financial statements, effective in March 2006, the Company adopted Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, in 2006 and 2005 the Company suffered losses from operations, and has received default notices from certain convertible debt holders in 2007. The default has caused the reclassification of all the Company’s long-term convertible debt to current liabilities in the accompanying consolidated balance sheet. Also, in accordance with certain provisions of the Company’s $30 million convertible debt facility, if the Company fails to register the underlying shares related to this facility by March 29, 2007, the debt will be in default and the face value of the notes along with redemption premiums and all accrued interest will become due. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Allied Defense Group, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 22, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ BDO Seidman LLP

Bethesda, Maryland
March 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
The Allied Defense Group, Inc.

We have audited the accompanying consolidated statements of earnings, stockholders’ equity and cash flows of The Allied Defense Group, Inc. and subsidiaries for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of The Allied Defense Group, Inc. and subsidiaries’ earnings and cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of additional analysis and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/  Grant Thornton LLP

Baltimore, Maryland
September 28, 2006

The Allied Defense Group, Inc.

CONSOLIDATED BALANCE SHEETS
December 31,

	2006	2005
	(In thousands of dollars)

ASSETS
Current Assets
Cash and cash equivalents	$19,740	$7,803
Restricted cash	8,401	7,428
Accounts receivable, net	19,623	18,547
Costs and accrued earnings on uncompleted contracts	25,745	35,178
Inventories, net	24,964	34,300
Deferred tax asset	—	2,696
Fair value of foreign exchange contracts	—	5
Prepaid and other current assets	4,431	8,339

Total current assets	102,904	114,296

Property, Plant and Equipment, net	33,331	29,826

Other Assets
Intangible assets, net	12,142	13,353
Goodwill	17,630	16,698
Deferred tax asset, non-current	—	5,672
Other assets	2,038	1,101

Total other assets	31,810	36,824

TOTAL ASSETS	$168,045	$180,946

CURRENT LIABILITIES
Bank overdraft facility	$13,702	$15,086
Current maturities of long-term debt	9,799	4,342
Accounts payable	12,778	31,004
Accrued liabilities	18,784	15,097
Customer deposits	20,215	9,956
Foreign exchange contracts	6	1,161
Senior convertible note	26,907	—
Income taxes	3,877	1,288

Total current liabilities	106,068	77,934

LONG-TERM OBLIGATIONS
Short term debt to be refinanced	—	13,539
Long-term debt, less current maturities and unamortized discount	4,844	7,820
Deferred tax liability, non-current	15	—
Derivative instrument	1,192	—
Other long-term liabilities	579	160

Total long-term obligations	6,630	21,519

TOTAL LIABILITIES	112,698	99,453

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized, 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 6,440,944 in 2006 and 5,982,008 in 2005	644	598
Capital in excess of par value	43,312	34,354
Retained Earnings (Deficits)	(6,631)	34,466
Accumulated other comprehensive income	18,022	12,075

Total Stockholders’ Equity	55,347	81,493

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$168,045	$180,946

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2006, 2005, and 2004

	2006	2005	2004
	(In thousands of dollars, except per share data)

Revenues	$128,685	$112,222	$146,201
Cost and expenses
Cost of sales	107,021	94,154	105,819
Selling and administrative	37,690	36,471	29,605
Research and development	8,476	7,190	6,695
Goodwill impairment	—	3,060	—

Total cost and expenses	153,187	140,875	142,119

Operating income (loss)	(24,502)	(28,653)	4,082
Other income (expense)
Interest income	1,068	580	549
Interest expense	(9,026)	(2,568)	(2,441)
Gain on fair value of Senior Convertible notes and warrants	1,901	—	—
Other — net	2,038	(1,926)	(511)

Total other expense	(4,019)	(3,914)	(2,403)

Earnings (loss) before income taxes and cumulative effect of change in the application of accounting principle	(28,521)	(32,567)	1,679
Income tax expense (benefit)	12,576	1,060	309

Earnings (loss) before cumulative effect of accounting change	(41,097)	(33,627)	1,370
Cumulative effect of accounting change, net of income taxes of $2,726	—	(5,293)	—

Net Earnings (Loss)	$(41,097)	$(38,920)	$1,370

Earnings (loss) per share:
Basic
Earnings (loss) before cumulative effect of accounting change	$(6.78)	$(5.84)	$0.25
Cumulative effect of accounting change, net of income taxes	—	(0.92)	—

Net earnings (loss)	$(6.78)	$(6.76)	$0.25

Diluted
Earnings (loss) before cumulative effect of accounting change	$(6.78)	$(5.84)	$0.24
Cumulative effect of accounting change, net of income taxes	—	(0.92)	—

Net earnings (loss)	$(6.78)	$(6.76)	$0.24

Weighted average number of common shares:
Basic	6,065,732	5,754,951	5,568,183

Diluted	6,065,732	5,754,951	5,745,282

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME
Years ended December 31, 2006, 2005 and 2004

						Accumulated
	Preferred	Common Stock		Capital	Retained	Other	Total
	Stock, no		$.10	in Excess	Earnings	Comprehensive	Stockholders’
	Par Value	Shares	Par value	of Par Value	(Deficit)	(Loss) Income	Equity
	(In thousands of dollars, except per share data)

Balance at January 1, 2004	$—	5,551,373	$555	$26,700	$72,016	$15,452	$114,723
Common stock awards	—	5,753	1	105	—	—	106
Employee stock purchase plan purchases	—	16,241	1	259	—	—	260
Exercise of stock options	—	27,734	3	346	—	—	349
Warrants issued	—	—	—	68	—	—	68
Issue of stock options	—	—	—	432	—	—	432
Comprehensive income:
Net earnings for the year	—	—	—	—	1,370	—	1,370
Currency translation adjustment	—	—	—	—	—	8,245	8,245

Total comprehensive income	—	—	—	—	—	—	9,615

Balance at December 31, 2004	$—	5,601,101	$560	$27,910	$73,386	$23,697	$125,553
Common stock awards	—	54,729	5	399	—	—	404
Common stock issued with acquisition	—	118,072	11	2,489	—	—	2,500
Employee stock purchase plan purchases	—	5,507	1	107	—	—	108
Exercise of stock options	—	202,599	21	2,671	—	—	2,692
Warrants issued	—	—	—	488	—	—	488
Directors deferred stock			—	290	—	—	290
Comprehensive loss:
Net loss for the year	—	—	—	—	(38,920)	—	(38,920)
Currency translation adjustment	—	—	—	—	—	(11,622)	(11,622)

Total comprehensive loss	—	—	—	—	—	—	(50,542)

Balance at December 31, 2005	$—	5,982,008	$598	$34,354	$34,466	$12,075	$81,493

Common stock awards	—	16,584	2	761	—	—	763
Retired stocks	—	(1,345)	—	(29)	—	—	(29)
Common stock issued in Private Placement	—	400,000	40	6,644	—	—	6,684
Employee stock purchase plan purchases	—	7,530	1	151	—	—	152
Exercise of stock options	—	36,167	3	397	—	—	400
Warrants issued	—	—	—	373	—	—	373
Directors deferred stock	—	—	—	164	—	—	164
Issue of stock options	—	—	—	497	—	—	497
Comprehensive loss:
Net loss for the year	—	—	—	—	(41,097)	—	(41,097)
Currency translation adjustment		—	—	—	—	5,947	5,947

Total comprehensive loss	—	—	—	—	—	—	(35,150)

Balance at December 31, 2006	$—	6,440,944	$644	$43,312	$(6,631)	$18,022	$55,347

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2006	2005	2004
	(In thousands of dollars)

Cash flows from operating activities
Net earnings (loss) for the year	$(41,097)	$(38,920)	$1,370
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Cumulative effect of accounting change	—	5,293	—
Goodwill impairment	—	3,060	—
In-process research & development	—	944	—
Unrealized (gains) losses on forward contracts	(1,220)	(4,798)	4,758
Depreciation and amortization	7,761	6,082	4,551
Gain related to fair value of notes and warrants	(1,901)	—	—
(Gain) loss on sale of fixed assets	245	(400)	(44)
Deferred taxes	8,889	(3,975)	(2,405)
Provision for estimated losses on contracts	222	39	662
Amortization of debt issue costs and conversion feature	1,765	220	179
Common stock and stock option awards	1,255	694	538
Deferred director stock awards	164	—	—
(Increase) decrease in operating assets and increase
(decrease) in liabilities
Restricted cash and restricted deposits	(243)	2,683	6,387
Accounts receivable	676	16,325	(5,741)
Cost and accrued earnings on uncompleted contracts	12,575	196	14,556
Inventories	11,859	(19,363)	(4,208)
Prepaid expenses and assets	3,367	(3,909)	1,275
Accounts payable and accrued liabilities	(17,897)	12,905	(15,965)
Customer deposits	8,795	2,334	3,340
Deferred compensation	27	(1,829)	521
Income taxes	2,358	190	(370)

Net cash provided by (used in) operating activities	(2,400)	(22,229)	9,404
Cash flows from investing activities
Capital expenditures	(7,022)	(8,167)	(5,036)
Acquisitions, net of cash acquired	(473)	(9,443)	(525)
Proceeds from sale of fixed assets	1,306	—	45

Net cash used in investing activities	(6,189)	(17,610)	(5,516)
Cash flows from financing activities
Net (decrease) increase in short-term borrowings	3,421	594	(14,013)
Repayment on capital lease obligations	(2,267)	(2,297)	(2,357)
(Decrease) increase in bank overdraft facility	(2,965)	9,534	1,293
Principal payments on long-term borrowing	(14,000)	(2,478)	(5,922)
Proceeds from issuance of long-term debt	30,000	12,000	2,300
Debt issue costs	(1,908)	—	(860)
Proceeds from employee stock purchase plan	129	108	261
Proceeds from option exercises	429	2,692	348
Proceeds from issuance of stock	6,684	—	—
Retirement of stock	(30)	—	—
Restricted cash and restricted deposits	—	—	(2,000)

Net cash provided by (used in) financing activities	19,493	20,153	(20,950)
Effects of exchange rates on cash	1,033	(451)	1,625

Net increase (decrease) in cash	11,937	(20,137)	(15,437)
Cash at beginning of year	7,803	27,940	43,377

Cash at end of year	$19,740	$7,803	$27,940

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for
Interest	$7,440	$1,838	$2,389
Income taxes	1,780	4,541	7,782
Supplemental Non-Cash Investing and Financing Activities:
Capital leases	$2,157	$850	$2,481
Non-cash consideration in connection with business acquisition	—	8,672	—
Warrants issued in conjunction with long term debt	2,387	488	68

See accompanying notes to consolidated financial statements.

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

Foreign Currency Translation.  The assets and liabilities of ARC Europe and subsidiaries including MECAR, VSK and ARC Limited are translated into U.S. dollars at year-end exchange rates. In years with greater currency fluctuation, the impact on the apparent change for the same balance sheet category from one year to the next would appear more significant than in if all assets or liabilities were held in the same functional currency (e.g. US Dollars). The resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations.

Reclassifications.  Certain items in the financial statements have been reclassified to conform to the current presentation.

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

Accounting Change.  In 2005, MECAR changed its methodology of applying the percentage of completion method for the recognition of revenue. This change was made in an effort to better reflect the revenue recognized over the life of its sales contracts. Previously, MECAR used total direct costs as the basis for recognizing revenue, but in 2005, the Company elected to use direct labor as the basis of recognition. The cumulative effect of this change applied retroactively to periods prior to January 1, 2005 was $5,293, net of income taxes of $2,726. Pro forma amounts assuming change in application of accounting principle applied retroactively shown are in Note D.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Cash and cash equivalents.  The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2006 and 2005, the Company had no cash equivalents.

Accounts Receivable.  Accounts receivable from foreign government agencies are supported by letters of credit or other guarantees. They are stated at the amount the Company expects to collect from balances outstanding at year end. Based on management’s assessment of the supported letters of credit and other guarantees, it has concluded that no allowance for doubtful accounts is required. The Company maintains an allowance for uncollectible accounts receivable for commercial receivables, or occasionally for government receivables, which is determined based on historical experience and management’s expectations of future losses. Losses have historically been within management’s expectations. The Company charges the accounts receivable to the established provision when collection efforts have been exhausted and the receivables are deemed uncollectible.

Costs and Accrued Earnings on Uncompleted Contracts.  Costs and accrued earnings on uncompleted contracts represent recoverable costs incurred and, where applicable, accrued profit related to long-term contracts for which the customer has not yet been billed (unbilled receivables).

Inventories.  Inventories consist of raw materials, work in process, and finished goods, and are stated at the lower of cost or market. Cost is determined principally by the average cost method. The Company reviews its recorded inventory periodically and estimates an allowance for obsolete or slow-moving items. The inventory allowance is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional allowances may be required.

Property, Plant and Equipment.  Property, Plant and Equipment are stated at cost and depreciated using the straight-line method over their estimated service lives, as follows:

Buildings and improvements	20 - 30 years
Machinery and equipment	3 - 10 years
Demonstration Inventory	3 - 7 years

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

Impairment of Long-Lived Assets.  The company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. The company assesses the recoverability of the carrying value of assets held for use based on a review of projected discounted cash flows.

Intangibles/Goodwill.  Intangibles and goodwill, acquired in connection with business acquisitions, are stated at cost. Approximately 85% of the values of intangible assets, other than goodwill, are amortized on a straight-line basis over their expected lives of three to ten years. Two intangibles, a customer list and a patent, in the Electronic Security segment are amortized over fifteen and sixteen and one-half years, respectively. Goodwill is not

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

amortized, but is subject to an impairment test along with other indefinite lived intangibles, pursuant to the provision of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with finite lives are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  In addition, the Company evaluates the useful lives of finite life intangibles annually. The primary indicators in evaluating impairment are current and forecasted profitability and cash flow of the related businesses.

Based on the impairment tests performed in the fourth quarter of 2005, the Company took an impairment charge to the goodwill of its SeaSpace subsidiary of $3,060. The Company based this impairment on the historical and projected operating results of this business unit and had an independent firm prepare a valuation of the business based on this financial information. This impairment was due to SeaSpace’s increased competitive marketplace and its inability to yield its projected results in the four year period subsequent to the Company’s purchase of Seaspace. There was no impairment in 2006.

Derivative Financial Instruments.  The Company designates its derivatives based upon the criteria established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. For a derivative designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item due to the risk being hedged. For a derivative designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified to earnings when the hedge exposure affects earnings. The ineffective portion of the hedge is reported in earnings immediately. For a derivative that does not qualify as a fair value hedge or cash flow hedge, the change in fair value is recognized in net income in the current period. It is the Company’s policy to classify all of its derivative instruments for cash flow purposes as operating activities. The cash flows from (used in) forward contracts were $(827), ($2,987) and $9,181 in 2006, 2005 and 2004, respectively.

Revenue and Cost Recognition.

•	Percentage of Completion Method — Revenues under fixed price contracts are recognized on the percentage-of-completion method measured by direct labor incurred to total estimated direct labor (MECAR) or on a total cost incurred to total estimated cost basis (MECAR USA, NSM and SeaSpace). The actual costs on these contracts may differ from the Company’s estimate at completion. Provision for estimated losses and penalties on contracts are recorded when identified. Revenues under cost-plus-fixed-fee and time and material contracts are recognized on the basis of costs incurred during the period plus the fee earned. As contracts extend over one or more years, revisions in costs and earnings estimated during the course of the work are reflected in the accounting period in which the facts which require the revision become known. The revenue recognized during the year on the contracts in progress for 2006, 2005 and 2004 were $86,751, $81,301 and $115,462, respectively. Costs and accrued profits on uncompleted direct and indirect fixed price contracts with foreign governments, direct and indirect U.S. government foreign military sales (FMS) contracts, and custom designed domestic security and weather systems, which are billable upon completion, are carried as costs and accrued earnings on uncompleted contracts.

•	Completed contract method — Revenues from the sale of traditional fire & security systems, as well as battlefield effects simulators, are recognized upon shipment. Security system maintenance contract revenues are recognized over the term of the contract on a straight-line basis. Revenues from service work rendered are recorded when performed. At SeaSpace and VSK, the elements of fire and security systems are separable into units of accounting in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The maintenance contracts are sold separately from the product and installation

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

contracts and are priced at market value. There are no provisions related to performance, cancellation, termination or refunds.

Revenues from indefinite delivery/indefinite quantity (IDIQ) are recognized when units are delivered.

In the normal course of the Company’s business, it does not bill shipping and handling costs to customers. Shipping and handling costs are included in cost of sales. Costs of sales also include inbound freight charges, purchasing and receiving costs, inspection costs and warehousing costs. No production costs are included in selling and administrative expense.

The Company records deposits received from customers as a current liability.

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

Capitalization of Software.  The Company capitalizes purchased software systems in accordance with Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which require that computer software meeting the characteristics of internal-use software be capitalized once the preliminary project stage has been completed. Once the capitalization criteria has been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software project and interest costs incurred when developing computer software for internal use should be capitalized. During 2006, an implementation cost of an ERP system of $1,359 was capitalized. No costs were capitalized in 2005.

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

Environmental Regulations.  The Company does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position, although new environmental regulations continue to go into effect in Belgium which may require some level of expenditure by MECAR in the future. MECAR has accrued approximately $119 at December 31, 2006 for all known expenditures required to be made by the Company at a later date in order to be compliant with the current Belgian regulations.

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

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Stock-Based Compensation — On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payments (SFAS 123R) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123), and the related SEC rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. SFAS 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the income statement based upon their fair values. Share-based employee compensation cost is recognized as a component of selling, general and administrative expense in the Consolidated Statements of Operations.

The Company previously accounted for its share-based compensation using the intrinsic value method as defined in APB 25, Accounting for Stock Issued to Employees. Prior to January 1, 2006, share-based employee compensation cost reflected in the net earnings of the Company reflected the intrinsic value of the options on the measurement date recognized over the vesting period. Share-based compensation, under APB 25 was $548 for the year ended December 31, 2005.

SFAS 123R requires that the Company report the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs as a financing cash flow rather than as an operating cash flow in the Consolidated Statements of Cash Flows. Before January 1, 2006, APB 25 required that the Company report the entire tax benefit related to the exercise of stock options as an operating cash flow.

Allied’s principal Equity Incentive Plan (the Plan), which was approved by the Board of Directors and shareholders in 2001 authorizes the Compensation Committee of the Board of Directors to grant up to 990,000 stock options , stock appreciation rights, restricted (non-vested) stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. The options for common shares generally are exercisable over a one to five year period and expire up to five years from the date of grant and are valued at the closing market price on the date of grant. Restricted shares generally vest over periods of one to five years from the date of award and are also valued at the closing market price on the date of grant.

Total share-based compensation was $1,447 (including outside directors compensation of $307) for the year ended December 31, 2006. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.

The Company used the modified prospective transition method to adopt the provisions of SFAS 123R and as such there will be no restatement of prior period financial statements. Under this method, employee compensation cost recognized in 2006 includes: (1) compensation cost for all share-based payments granted after the effective date that have met the requisite service requirement and (2) compensation cost for the portion of awards that have met the requisite service period on or after the effective date based on the grant-date fair value of those awards. In accordance with SFAS 123R, the fair value of options grants are estimated on the date of grant using the Black-Scholes option pricing model.

As of December 31, 2006, the total compensation cost related to unvested stock-based awards that had not been recognized was approximately $946. This cost will be amortized on a straight-line basis over a period of approximately 35 months.

As a result of the adoption of SFAS 123R effective January 1, 2006, the Company’s net loss for the year ended December 31, 2006, was approximately $1,140 higher than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted loss per share would have been ($6.59) for the year ended December 31, 2006 if the company had not adopted SFAS 123R, as compared to the reported basic and diluted loss per share of ($6.78).

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table presents the effect on net income and earnings (loss) per share for the years ended December 31, 2005 and 2004, as if the fair-value based method had been applied for all outstanding and unvested awards for the periods before the Company adopted SFAS 123R:

	2005	2004
	(In thousands, except per share data)

Reported net earnings (loss)	$(38,920)	$1,370
Elimination of compensation costs recognized under the intrinsic value method, net of tax	24	286
Stock-based compensation costs that would have been included in the determination of reported net earnings, if the fair value method was applied to all awards, net of tax	(457)	(584)

Pro forma net earnings (loss)	$(39,353)	$1,072

Basic earnings (loss) per share:
Reported earnings per share	$(6.76)	$0.25
Compensation costs, net of tax	(0.08)	(0.05)

Pro forma basic earnings (loss) per share	$(6.84)	$0.20

Diluted earnings (loss) per share:
Reported earnings (loss) per share	$(6.76)	$0.24
Compensation costs, net of tax	(0.08)	(0.05)

Pro forma basic earnings (loss) per share	$(6.84)	$0.19

Options granted during the years ended December 31, 2006, 2005 and 2004 were 30,000, 120,000 and 40,000, respectively. In addition, the Company granted 8,300, 50,046 and 1,747 nonvested shares of its common stock during the years ended December 31, 2006, 2005 and 2004, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the dates of grant during the years ended December 31, 2006, 2005 and 2004 were $4.45, $8.42 and $7.78, respectively. The weighted average assumptions used in the model for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Risk free interest rate	4.63%	3.93%	3.63%
Expected volatility rate	31.79%	41.05%	33.90%
Expected lives — years	4	3	3
Divided yield	—	—	—

The risk free interest rate is equal to the U.S. Treasury Bill rate for the auction closest to period end. The expected volatility is calculated from the Company’s weekly closing stock price starting with the period end date and going back four years. The expected lives in years is the vesting period for most of the stock option grants in the period with vesting periods based on the assumption and on general Company experience that the options will be exercised upon vesting.

The pro forma amounts may not be representative of future amounts since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future periods.

Major Customers.  The Company derives the majority of its revenues directly or indirectly from foreign governments (some of which are through the U.S. government via the Foreign Military Sales program), primarily on

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

fixed price type contracts. Direct and indirect sales to the Company’s largest customer (a foreign government in the Middle East) accounted for approximately 28%, 44% and 56% of revenue in 2006, 2005, and 2004, respectively.

Concentrations of Credit Risk.  Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company’s customer base. The Company generally receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers’ financial condition. The Company’s provision for doubtful accounts for the years ended December 31, 2006 and 2005 totaled $763 and $214, respectively.

The majority of ammunition sales are to or for the benefit of agencies of foreign governments. MECAR’s ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, MECAR’s business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 2006 and 2005, the Company’s backlog orders, believed to be firm, from operations, were $66,574 and $93,376, respectively. The December 31, 2006 and 2005 backlogs included an unfunded portion of $6,992 and $8,330, respectively, from an indefinite delivery, indefinite quantity (IDIQ) federal contract.

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

Restricted and unrestricted cash balances in foreign banks at December 31, 2006 and 2005 were $22,826 and $10,704, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company’s financial position and results of operations since the Company has assets and operations in Belgium and sells its products on a worldwide basis.

Recent Accounting Pronouncements.  In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, which amends SFAS 133 and SFAS 140. SFAS 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company adopted SFAS No. 155 in March 2006 in conjunction with its debt refinancing. See Note M — Long-Term Debt. The Company’s policy is to accrue penalties in the period they are triggered.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company will adopt SFAS No. 157 in fiscal year 2008 and is currently evaluating what impact, if any, SFAS No. 157 will have on its results of operations or financial position.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company will adopt FIN 48 effective January 1, 2007. The cumulative effect, if any, will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. We expect that the adoption of FIN 48 will not have a significant impact on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective fiscal years beginning after November 15, 2007, with early adoption permitted. The Company will adopt SFAS No. 159 in fiscal year 2008 and is currently evaluating what impact, if any, SFAS No. 159 will have on its financial position or results of operations.

In December 2006, the FASB issued FASB Staff Position (“FSP”) No. EITF 00-19-2, Accounting for Registration Payment Arrangements, which addresses an issuer’s accounting for registration payment arrangements. The FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. FSP No. EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date issuance of the FSP. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of the FSP, the provisions of the FSP are effective for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting FSP No. EITF 00-19-2 and at this time has not determined what the impact will be.

NOTE B−LIQUIDITY AND CAPITAL RESOURCES

The Company incurred a net loss of $41,097 in the year ended December 31, 2006. The results for the year ended December 31, 2005 were a net loss before the cumulative effect of accounting change of $33,627. The Company used cash from operating activities in the year ended December 31, 2006 of $2,400 as compared to $22,229 in the year ended December 31, 2005. As of December 31, 2006 the Company had $19,740 of cash and equivalents and $8,401 of restricted cash.

The $2,400 of cash used in operating activities stemmed from the net loss from operations. After adjusting for non-cash items such as depreciation and amortization, amortization of debt issue costs and conversion feature, and the adjustment of deferred income taxes the loss was $22,682. Offsetting the use of cash from the net loss was a reduction in the working capital of the Company. In general, the Company reduced its working capital in order to better manage its cash position. The most significant reduction in working capital was the reduction of inventory

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

levels by $11,859. This reduction compares to $19,363 of cash used for inventory in 2005. Much of this improvement came from MECAR. MECAR adjusted its purchasing habits to procure raw materials much later in the sales contract process while at the same time they began a much more critical evaluation of slow moving inventory and write downs for slow moving inventory.

The fluctuation in accounts receivable and cost and accrued earnings on uncompleted contracts accounts for cash generated of $13,251 in 2006 and $16,521 in 2005. Most of this cash generated resulted from the reduction of costs and accrued earnings on uncompleted contracts at MECAR. As MECAR did not receive its replenishment contract with its large customer in 2006, the costs and accrued earnings balance was brought to a low level. In addition, the company generated $12,162 of cash from the reduction of prepaid expenses and current assets and the increase of customer deposit balances. The reduction of payables and accrued expenses used cash of $17,897 in 2006 which was a significant fluctuation from the $12,905 of cash generated from accounts payable and accrued expenses in 2005. This fluctuation was attributed to the timing of payments and the overall reduction in inventory purchases in 2006.

In general, the Company was able to manage its cash despite the significant operating losses in 2005 and 2006. The Company has plans in place to reduce the fixed cost structure of its operating units to better manage its cash requirements in 2007. The Company, based on the timing and capital requirements of a substantial new sales contract with MECAR’s large customer, may have to look for additional credit facilities to fund MECAR’s operations in 2007.

As detailed below, the Company has substantial liquidity issues. Operating losses incurred in 2005 and 2006 have depleted the Company’s liquid assets and the alleged and potential defaults under a convertible note issued in 2006 further jeopardize the Company’s financial condition.

Senior Subordinated Convertible Notes

The Company closed a $30,000 senior subordinated convertible debt facility in March 2006. Proceeds net of debt issue costs were approximately $28,000. A total of $15,200 was used to retire existing debt- including the Patriot facility. The remaining $12,800 was used in 2006 to fund working capital and capital expansion. These funds were initially raised to fund operations for a multi-year period but in 2006, due to MECAR not receiving a significant order from its largest customer, operating losses of the US subsidiaries, and higher corporate expenditures related to compliances fees and investments in business development. We utilized much of the excess cash raised in March 2006 by the end of 2006.

Letters Alleging Default

In February and March 2007, the Company received letters from three of the investors in the senior convertible debt asserting events of default under the facility. Information on the letters follows:

•	On February 20, 2007, the Company received a letter from Kings Road Investments, Ltd. (“Kings Road”), one of the holders of the Company’s convertible notes, asserting events of default under the note. The letter states that Kings Road is electing to accelerate and redeem the note in its entirety. Kings Road seeks payment of the $12,500 principal amount plus a redemption premium of approximately $3,125 and default interest of approximately $500. The Company strongly disputes the alleged events of default. The Company is currently in discussions with Kings Road in an attempt to resolve these issues. There is no assurance that the Company will be successful in defending the allegations.

•	On March 19, 2007 and March 20, 2007, the Company received letters from Portside Growth and Opportunity Fund (“Portside”) and LBI Group, Inc. (LBI), two other holders of the Company’s convertible notes, asserting events of default very similar to those asserted by King’s Road. Both letters seek to accelerate and redeem the notes in their entirety. Portside seeks immediate payment of $7,500 principal amount plus a redemption premium of $1,875 and default interest of approximately $545. LBI seeks

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

immediate payment of $4,000 principal amount plus a redemption premium of $1,000 and default interest of approximately $284. The Company strongly disputes the alleged events of default. The Company is currently in discussions with Portside and LBI in an attempt to resolve these issues. There is no assurance that the Company will be successful in defending the allegations.

Debt Covenant Requires Effective Registration by March 29, 2007

The requirements of the debt covenant create further uncertainty regarding the Company’s liquidity position. The terms of the convertible debt facility entered into in March 2006 required the Company to file a registration statement with the SEC by September 30, 2006 for resale of the shares of common stock underlying the convertible debt and warrants issued in the transaction, and to have the registration statement declared effective by March 29, 2007. As a result of the Company’s accounting restatements and the delayed filing of the Form 10-K for the period ended December 31, 2005, the Company failed to make the required Form S-1 filing by September 30, 2006 and incurred approximately $1,003 of penalties and interest in the fourth quarter of 2006. On November 7, 2006, the Company filed the Form S-1 and on January 11, 2007, the Company subsequently filed Form S-1/A after receiving initial comments from the SEC. Additional comments have since been received from the SEC and the Company is in the process of preparing a response letter. The Company is subject to interest penalties of 1% of $30,000 outstanding balance ($300) per month until the registration statement is effective. The Company currently estimates it will pay an additional $900 in 2007 related to these continuing delays. In addition, the Company may be in default under the notes and the notes may become callable, if the SEC does not declare the registration statement effective by March 29, 2007. The Company continues to work with the SEC to complete the registration of the securities underlying the convertible debt facility. The Company currently projects they will be able to file an amended S-1/A shortly after it is able to file this Form 10-K. The terms of the notes provide, in the event of Default, the holders with the right to demand redemption at a price equal to the sum of the face value of the notes, accrued and unpaid interest, and a redemption premium equal to 25% of the face value of the notes.

MECAR Credit Facility Default

In addition, the Company has been in default of the loan covenants with MECAR’s credit facility at December 31, 2006 and 2005 due to violations of financial performance covenants for which it has received waivers for each of the reporting periods. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been restructuring its business to return to profitability. On February 27, 2007 MECAR received notification from its banks that they were temporarily suspending availability under the existing lines of credit until a meeting could be held to review the status of a MECAR’s anticipated contract with its largest customer and the Company’s operating plans and lending requirements for the balance of 2007. Based on the meeting held on March 5, 2007, the temporary suspension was lifted on March 8, 2007. The Company is continuing to work with MECAR’s banking group to come up with a long-term credit solution including an increased facility to accommodate the anticipated contract from MECAR’s principal customer.

The Company’s Plan for 2007

The Company anticipates receipt by MECAR of a substantial order from its principal customer and improved performance by its other subsidiaries. This principal customer has been a major customer since the late 1980s; the Company has anticipated receiving this order for approximately two years. The Company has engaged a consultant at MECAR and is in the process of implementing a restructuring plan which will substantially decrease the break-even point at MECAR. The parent company has also engaged a financial adviser to assist in cutting costs and improving U.S. operations. The parent company is also reviewing its strategic options.

In mid-December, 2006, the Company issued 400,000 shares of common stock in a private offering to certain of its larger shareholders and certain of the convertible debt holders and received approximately $6,700 in net proceeds for 2007 working capital in 2007.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In January 2007, the Board of Directors of the Company made the decision to actively pursue the sale of SeaSpace, the sole business that constitutes the Other segment. Management anticipates that the business will be sold in the first half of 2007. Proceeds from the sale of the business will be used to fund headquarters expenses and for working capitals needs for the remaining businesses.

In 2007, the Company expects to fund its domestic operations with the cash balance available at December 31, 2006, the proceeds of the sale of SeaSpace, cash generated from the operations of its US subsidiaries, and the repayment from the Belgium subsidiaries of approximately $1,264 for vendor invoices under intercompany payables. In addition to the normal operating costs, the Company may incur additional legal and consulting costs in conjunction with above discussed letters received from its note holders.

VSK’s operations are expected to generate cash in 2007. The excess of cash can be used to provide additional funding to MECAR’s operations in 2007. MECAR’s cash flow should be positive in 2007 assuming that a significant new order is received from a key customer in the Middle East. If MECAR is unable to obtain new orders from its key customer, the Company will have to make further cost restructuring to ensure a break-even operation in 2007. In late 2006, the Company developed a plan to restructure MECAR’s operations to substantially reduce the subsidiary’s fixed costs and reduce the break-even point in 2007. The Company is currently developing contingency plans for MECAR if an order from their key customer is not received. The Company may incur significant costs to achieve any permanent cost restructuring at MECAR. The excess costs related to a permanent restructuring of MECAR or increased legal and consulting costs and interest and penalties associated with the Company’s senior notes would have to come from the sale of additional equity by the Company and/or the sale of existing assets.

In general, the Company believes, it has sufficient cash to fund operations and capital expenditures over the next twelve months pending successful resolution of the senior convertible debt issues noted above. The Company is considering alternatives including restructuring the existing convertible notes, obtaining new credit facilities to replace the current convertible notes, or selling assets to repay the convertible notes. The Company has hired a financial advisor and is close to hiring an investment banking firm to assist in the process. There can be no assurance:

•	The Company will be able to get the common shares underlying the convertible debt financing registered and avoid the event of default with the note holders,

•	The credit facility at MECAR will not be suspended again and if MECAR fails to meet the financial covenants the banking group will be willing to waive the covenants,

•	The Company will be able to sell SeaSpace in 2007 in order to use the cash proceeds for operations,

•	The Company will be able to issue additional shares of common stock to raise capital as needed,

•	The Company will be able to refinance any of its existing debt if it becomes callable.

The Company has less than $1,500 of non-firm capital commitments outstanding as of December 31, 2006. No additional capital commitments are necessary to support the Company’s 2007 revenue projections. Management is monitoring the cash situation on a weekly basis and expects that it will be sufficient if MECAR receives the order it has been working on and SeaSpace is timely sold. If not, and additional funds are required, the Company may look to issue additional shares of its common stock to support its US operations and/or sell additional European or US based assets. However, management believes its ability to raise additional funds by selling additional shares of its common stock will be materially adversely affected if MERCAR has not secured the order from its key customer. For the Euro-based businesses, the Company may look to refinance and/or expand the existing credit facility at MECAR with the existing or newly formulated banking group — although such expansion would likely be contingent on receiving additional, significant new orders.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE C — ACQUISITIONS

Global Microwave Systems, Inc.

On November 1, 2005, the Company acquired all of the common stock of Global Microwave Systems, Inc. (GMS) in a transaction accounted for as a purchase. The Company purchased GMS to enhance the Company’s competitiveness within the electronic security segment as well as to leverage a suite of technologies to deliver larger and more complex security solutions to its customers. The cost of the acquisition was $20,209 and consisted of cash of $11,011 at the closing, a note payable of $6,700 with an unamortized discount of $528, common stock valued at $2,500 at the date of the acquisition, and $53 in direct and incremental acquisition costs. The Company issued 118,072 unregistered shares of its common stock valued at $21.17 per share, or $2,500 in total. Additional contingent payments of up to $4,000 may be paid over a two-year period subject to the future profitability of GMS and if made, this additional amount will be recorded as additional goodwill. As of December 31, 2006, the Company had paid a total of $473 in contingent payment amounts. The Company’s cash payment in this acquisition was financed through a corresponding borrowing on its senior debt facility as further described in Note L. The results of Global Microwave Systems, Inc. have been consolidated since November 1, 2005. The results of GMS for 2005 would not have a material impact on the Company’s operations on a pro forma basis for the periods presented. The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition of GMS:

		Intangible Weighted
	Allocation	Average Useful Life

Current assets	$4,714
Property and equipment	500
Other Assets	21
Intangibles
Developed Technologies	5,272	10 years
Trade Name	2,915	Indefinite
Non-Competition Agreement	1,705	3 years
Purchased in-process research & development	944	Expensed in Research and Development in 2005
Goodwill	6,437	Indefinite

Total assets acquired	$22,508
Current liabilities	(2,299)

Net assets acquired	$20,209

NOTE D — CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

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

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	2005	2004

Pro forma amounts assuming change in application of accounting principle applied retroactively:
Net earnings (loss)	$(38,920)	$1,370
Elimination of the cumulative effect of the change in accounting principle, net of taxes	5,293	—
Impact of change in MECAR revenue recognition based on total direct labor rather than total direct costs, net of taxes — unaudited	—	(1,691)

Pro Forma net loss	$(33,627)	$(321)

Pro Forma loss per share:
Basic	$(5.84)	$(0.06)
Diluted	$(5.84)	$(0.06)

NOTE E — RESTRICTED CASH

Restricted cash at December 31 is comprised as follows:

	2006	2005

Collateralized performance bonds and advance payment guarantees	$8,317	$5,393
Senior secured facility deposit	—	2,000
Other	84	35

	$8,401	$7,428

MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreements used to provide these financial guarantees place restrictions on certain cash deposits and other liens on MECAR’s assets. In addition, certain customers make advance deposits and require MECAR’s bank to restrict up to forty percent of the advance deposit as collateral. The majority of the restricted cash balance relates to requirements under our sales contracts to provide performance bonds and advance payment guarantees. These instruments typically expire within one year or operating cycle and the restriction on the cash is released. As such, the restricted cash is classified as current for the periods presented. Restricted cash of $8,317 and $5,393 at December 31, 2006 and 2005, respectively, was restricted or pledged as collateral for these agreements.

NOTE F —	ACCOUNTS RECEIVABLE AND COSTS & ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Accounts receivable at December 31 are comprised as follows:

	2006	2005

Direct and indirect receivables from governments	$7,716	$1,777
Commercial and other receivables	12,670	16,984

	20,386	18,761
Less allowance for doubtful receivables	(763)	(214)

	$19,623	$18,547

Receivables from foreign government and government agencies are generally due within 30 days of shipment, less a 10% hold back provision which is generally due within 90 days. Since these receivables are typically

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

supported by letters of credit or other guarantees, no provision for doubtful accounts is deemed necessary. The Company maintains an allowance for doubtful accounts on commercial receivables, which is determined based on historical experience and management’s expectations of future losses. Losses have historically been within management’s expectations.

Costs and accrued earnings on uncompleted contracts totaled $25,745 and $35,178 at December 31, 2006 and 2005, respectively. The revenue recognized on the contracts in progress for the years ended December 31, 2006, 2005 and 2004 were $86,751, $81,301 and $115,463, respectively. The revenue recognized from the contracts in progress generally is not billed until products are completed and delivered.

NOTE G — INVENTORIES

Inventories at December 31 are comprised as follows:

	2006	2005

Raw materials	$16,131	$14,481
Work in process	7,988	19,265
Finished goods	2,530	1,436

	26,649	35,182
Less reserve for obsolescence	(1,685)	(882)

	$24,964	$34,300

NOTE H — PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment at December 31 are comprised as follows:

	2006	2005

Land	$683	$612
Buildings and improvements	26,111	22,451
Machinery and equipment	69,847	59,064
Demonstration Inventory	1,644	1,515

	$98,285	$83,642
Less accumulated depreciation	(64,954)	(53,816)

	$33,331	$29,826

Depreciation expense was $6,226, $5,279 and $4,093 for the years ended December 31, 2006, 2005 and 2004, respectively.

Capital Leases.  The Company leases equipment under various capital leases, with lease terms through 2010. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities.

The following is an analysis of the leased property under capital leases included in property plant and equipment:

	2006	2005

Leased equipment	$10,151	$10,823
Less: accumulated amortization	(4,627)	(4,135)

	$5,524	$6,688

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2006:

Year Ending December 31,

2007	$1,786
2008	878
2009	406
2010	151

Total minimum lease payments	3,221
Less: Amount representing interest	(150)

Present value of net minimum lease payments	$3,071

NOTE I — INTANGIBLE ASSETS

Intangible assets at December 31, 2006 and 2005 are comprised as follows:

	December 31, 2006			December 31, 2005
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets subject to amortization:
Capitalized Software	$1,055	$808	$247	$1,055	$582	$473
Developed Technologies	5,272	615	4,657	5,272	81	5,191
Customer Lists	2,297	863	1,434	2,297	727	1,570
Patents and Trade Name	1,234	506	728	1,225	392	833
Other	2,548	692	1,856	2,228	162	2,066

Sub Total	$12,406	$3,484	$8,922	$12,077	$1,944	$10,133

Intangible assets with indefinite lives:
Trade Names	3,220	—	3,220	3,220	—	3,220

Total	$15,626	$3,484	$12,142	$15,297	$1,944	$13,353

Consolidated amortization expense related to intangible assets, excluding goodwill, for 2006, 2005 and 2004 was $1,535, $803 and $467, respectively. Estimated future aggregate annual amortization for intangible assets is as follows:

Year	Amount

2007	$1,810
2008	1,468
2009	966
2010	880
2011	873

NOTE J — GOODWILL

As required by SFAS No. 142, the Company performs, at the component level of the segments, a review each year or earlier if an indicator of potential impairment of goodwill exists. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

average cost of capital. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses.

Goodwill for each segment at December 31 is as follows:

	Ammunition &	Electronic
	Weapons Effects	Security	Other	Total

Balance as of January 1, 2005	$1,395	$8,559	$4,447	$14,401
Goodwill acquired during the year	—	5,964	—	5,964
Impairment loss	—	—	(3,060)	(3,060)
Foreign exchange fluctuation	—	(607)	—	(607)

Balance as of December 31, 2005	$1,395	$13,916	$1,387	$16,698
Goodwill acquired during the year	—	473	—	473
Foreign exchange fluctuation	—	459	—	459

Balance as of December 31, 2006	$1,395	$14,848	$1,387	$17,630

The Electronic Security segment goodwill experienced an increase of $932 in 2006 due to the final payment for GMS acquisition of $473 and a currency translation adjustment of $459.

The Electronic Security segment increase in goodwill of $5,964 in 2005 related to the acquisition of GMS. The other segment reflects the $3,060 impairment write-down of SeaSpace. During 2005, the Company determined that the carrying amount of goodwill attributed to SeaSpace exceeded its fair value, which was estimated based on (1) present value of expected future cash inflows and (2) market capitalization. Accordingly, a goodwill impairment expense of $3,060 was recognized at SeaSpace.

NOTE K — BANK CREDIT FACILITY

MECAR is obligated under an agreement (the Agreement), executed March 2002, with its foreign banking syndicate that provides credit facilities of up to 49,400 Euros (approximately $65,223 USD) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for tax prepayments and working capital. The Agreement was modified in 2006 with the result that the available credit facility has been reduced to 42,850 Euros (approximately $56,575 USD). The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. The interest rate as of December 31, 2006 was Libor + 2.75% or approximately 6.77%. As of December 31, 2006 and 2005, guarantees and performance bonds of approximately $30,524 and $27,538, respectively, were outstanding. Advances for working capital and tax pre-payments provided for under the bank overdraft facility and amounts formalized with a note, amounted to $18,191 and $15,678 as of December 31, 2006 and 2005, respectively. Advances under the Agreement are secured by restricted cash of approximately $8,286 and $5,393, at December 31, 2006 and 2005, respectively. MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement is used to provide these financial guarantees places restrictions on certain cash deposits and other liens on MECAR’s assets. In addition, certain customers make advance deposits and require MECAR’s bank to restrict up to forty percent of the advance deposit as collateral. The majority of the restricted cash balance relates to requirements under our sales contracts to provide performance bonds and advance payment guarantees. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of approximately $46,000 of MECAR’s assets. The Agreement has an annual term but is cancellable by either party on 90 days notice. The Agreement requires that MECAR maintain certain net worth and working capital covenants. As of December 31, 2006 and 2005, MECAR was not in compliance with the facility covenants due to violations of certain financial performance covenants. The Company has obtained waivers for these periods. MECAR’s banking

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

group has been working with the Company to restructure the terms of the facility as MECAR has been restructuring its business to return to profitability. On February 27, 2007 MECAR received notification from its banks that they were temporarily suspending availability under the existing lines of credit until a meeting could be held to review the status of MECAR’s anticipated contract with its largest customer (a foreign government in the Middle East) and the Company’s operating plans and lending requirements for the balance of 2007. Based on the meeting held on March 5, 2007 and the temporary suspension was lifted on March 8, 2007. The Company is continuing to work with MECAR’s banking group to come up with a long-term credit solution.

NOTE L —	ACCRUED LOSSES ON CONTRACTS, DEFERRED COMPENSATION AND WARRANTY RESERVES

Accrued losses on contracts.  At December 31, 2006, the Company provided for accrued losses of $222 in connection with the completion of certain contracts. At December 31, 2005, the Company had no provision for accrued losses on contracts. These amounts are included in accrued liabilities.

Deferred compensation.  The December 31, 2006 and 2005 deferred compensation balances of $186 and $160, respectively, represent cash compensation deferred by the non-employee directors.

Accrued Warranty Costs.  At December 31, 2006 and 2005 the Company provided $1,026 and $819, respectively, for accrued costs related to warranties. These amounts are included in accrued liabilities.

NOTE M — LONG-TERM DEBT

Long-term obligations as of December 31 consist of the following:

	2006	2005

Fair value of Senior subordinated convertible notes	$26,907	$—
Notes payable, less unamortized discount	—	13,539
Note related to GMS acquisition, less unamortized discount	6,431	6,173
Mortgage loan agreements	152	193
Loan for CMS Security Systems acquisition	100	200
Notes Payable	4,747	868
Capital leases and other	3,213	4,728

Total Long-Term Debt obligations	41,550	25,701
Less current maturities	(36,706)	(4,342)

Long-Term Debt, less current maturities and unamortized discount	$4,844	$21,359

Long-term debt consists of the following:

	2006	2005

Short term debt to be refinanced	$—	$13,539
Long-term debt, less current maturities and unamortized discount	4,844	7,820

Total	$4,844	$21,359

Senior subordinated convertible notes.  On March 9, 2006, the Company entered into a Securities Purchase Agreement with several purchasers for the private placement of senior subordinated convertible notes (the “Notes”) in the principal amount of $30,000 and related warrants to purchase common stock of the Company (the “Transactions”). In connection with the Transactions, the Company entered into a Registration Rights Agreement with the purchasers to file a registration statement to cover the resale of the common stock related to the Notes and warrants. In connection with the Transactions, the Company paid debt issue costs of $1,908 in cash and issued

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

warrants with a fair value of $373 on the date of issue. These debt issue costs are being amortized over the term of the Notes and warrants. The Company recorded $381 of interest expense related to the amortization of debt issue costs for the year ended December 31, 2006, respectively. At December 31, 2006 the debt issue costs had an unamortized balance of $1,901.

In addition, the terms of the convertible debt facility that was put in place in March 2006 required the Company to file a registration statement with the SEC by September 30, 2006 for resale of the shares of common stock underlying the convertible debt and warrants issued in the transaction. As a result of the Company’s accounting restatements and the delayed filing of the Form 10-K for the period ended December 31, 2005, the Company failed to make the required Form S-1 filing by September 30, 2006 and incurred approximately $1,003 of penalties and interest in the fourth quarter of 2006. On November 7, 2006, the Company filed the Form S-1 and on January 11, 2007, the Company subsequently filed Form S-1/A after receiving initial comments from the SEC. The Company continues to be subject to interest penalties of 1% of $30,000 outstanding balance ($300) per month until the registration statement is effective. The Company currently estimates it will pay an additional $1,200 in 2007 related to these continuing delays. The Company continues to work with the SEC to complete the registration of the underlying securities of the convertible debt facility. The Company currently projects they will be able to file an amended S-1 shortly after it is able to file the amended third quarter of 2006 Form 10-Q and this Form 10-K. The terms of the notes provide, in the event of Default, the holders with the right to demand redemption at a price equal to the sum of the face value of the notes, accrued and unpaid interest, and a redemption premium equal to 25% of the face value of the notes. If the Company fails to register the underlying shares of common stock by March 29, 2007, the face value and redemption premium will become due. In addition, the interest rate will increase to the default rate of 12.5% per annum from the current rate of 7.5%.

On February 20, 2007, the Company received a letter from Kings Road Investments, Ltd. (“Kings Road”), one of the holders of the Company’s convertible notes, asserting events of default under the note. The letter states that Kings Road is electing to accelerate and redeem the note in its entirety. Kings Road seeks payment of the $12,500 principal amount plus a redemption premium of approximately $3,125 and default interest of approximately $500. The Company strongly disputes the alleged events of default. The Company is currently in discussions with Kings Road in an attempt to resolve these issues.

On March 19, 2007 and March 20, 2007, the Company received letters from Portside Growth and Opportunity Fund (“Portside”) and LBI Group, Inc. (LBI), two other holders of the Company’s convertible notes, asserting events of default very similar to those asserted by King’s Road. Both letters seek to accelerate and redeem the notes in their entirety. Portside seeks immediate payment of $7,500 principal amount plus a redemption premium of $1,875 and default interest of approximately $545. LBI seeks immediate payment of $4,000 principal amount plus a redemption premium of $1,000 and default interest of approximately $284. The Company strongly disputes the alleged events of default. The Company is currently in discussions with Portside and LBI in an attempt to resolve these issues. The Company has not received a similar default notice from the other holder of the convertible notes.

Due to the letters asserting events of default received from Kings Road, Portside and LBI, the Company has reclassified the senior convertible note from long-term obligations to current liabilities in the accompanying consolidated balance sheets.

The Notes accrue interest at a rate of 7.5% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash. The Notes mature on March 9, 2011, and are immediately convertible into shares of the Company’s common stock at the conversion price of $25.85 per share, subject to certain restrictions relative to anti-dilution provisions and an adjustment for stock splits. The original conversion price of the Notes was $26.46 which was adjusted as a result of the Company’s December 2006 issuance of common stock. Upon a change of control, as defined in the Notes, the holders of the Notes will have certain redemption rights.

The Company determined that the Notes are hybrid instruments and the warrants are derivatives that should be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The Notes were

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

deemed to have embedded derivatives within the terms of the agreement and such derivatives were bifurcated from the Notes. In March, 2006, the Company adopted SFAS 155, Accounting for Certain Hybrid Instruments, which allows the Company to make an irrevocable election to initially and subsequently measure the hybrid financial instrument in its entirety at fair value after having identified all embedded derivative features contained in a hybrid instrument. The Company identified and documented the embedded derivative features, and then irrevocably elected to measure and carry the notes at fair value. At March 9, 2006, the date of issue, the Company determined the fair value of the Notes and warrants issued in the transaction had fair values of $29,120 and $2,013, respectively. A loss at the date of issuance of $1,133 was recorded. At December 31, 2006, the Company determined the fair value of the Notes and warrants was $26,907 and $1,192, respectively and a cumulative gain of $3,034 was recorded from the inception date, March 9, 2006. For the year ended December 31, 2006, the net gain related to the calculated fair values of Notes and warrants as compared to the fair value at issuance was $1,901.

The Company issued detachable warrants to the purchasers exercisable for an aggregate of 232,523 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.00 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The warrants did not meet the requirement for equity classification in accordance with SFAS 133, “Accounting for Derivatives and Hedging Activities”, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as a derivative instrument and are being recorded and carried at the fair value of the instrument.

Notes payable.  On May 28, 2004 the Company obtained a senior loan facility from an accredited lender under which the Company could borrow up to $18,000 for acquisitions and working capital. At closing, the Company borrowed $2,000 and deposited $2,000 in a restricted account to secure the repayment. An additional draw of $12,000 was made against this facility in November 2005, which was used for the acquisition of GMS. All loans under the facility bear interest at the rate of 11.5% per year payable quarterly. Principal was payable in sixty equal monthly payments that commenced in late December 2005. The Company paid a fee on the unused portion of the facility. Warrants exercisable at $0.01 per share to purchase 4,000 shares of the Company’s common stock were issued at closing and were valued at $68. In November 2005, warrants exercisable at $0.01 per share to purchase 24,000 shares were issued pursuant to the senior loan facility and were valued at $488. All warrants issued in conjunction with this facility have an expiration date of May 28, 2012. The facility was secured by a first priority security interest, subject only to permitted liens, in substantially all of the Company’s domestic tangible and intangible assets. The Company also incurred $860 of closing costs related to this note payable. The note draw down period extended to November 28, 2005 and the five year amortization period began at that time. The final payment on the note was scheduled for October 2010. At December 31, 2005, the Company was not compliant with the covenants of this facility. The facility was paid in full and refinanced in March 2006. This note has been classified, in accordance with SFAS No. 6, Classification of Short-Term Obligations Expected to be Refinanced as long term debt as of December 31, 2005.

Loan for Global Microwave System acquisition.  On November 1, 2005, the Company entered into a $6,700 loan to fund the acquisition of GMS with the prior owner of GMS. There are no significant covenants. The loan was originally payable in installments over three years bearing interest at the rate of 7.5% per year payable quarterly. On October 11, 2006, the loan was amended to defer, until the earlier of MECAR’s receipt of a down payment on its impending contract or July 1, 2007, the first installment payment which was originally due on November 1, 2006. During the term of the deferral period, the interest rate on the loan was increased to 9% per year. The outstanding balance of the loan was $6,700 at December 31, 2006 and 2005. The discount of the note on December 31, 2006 and 2005 was $269 and $527, respectively.

Mortgage Loan Agreements.  The Company is also obligated on several mortgages on VSK’s buildings which have a total balance due of $152 at December 31, 2006 and $193 at December 31, 2005. The note is secured by the asset that has been financed. There are no significant covenants. The mortgages mature at various dates through 2009, plus interest at rates ranging from 3.9% to 4.5% per year.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Loan for CMS Security Systems acquisition.  VSK entered into a $300 unsecured loan to fund the acquisition of CMS Security Systems in August 2004. There are no significant covenants. The loan is payable in equal installments on August 1, 2005, 2006, and 2007 and had outstanding balances of $100 and $200 at December 31, 2006 and 2005, respectively.

Notes Payable.  Notes Payable — At December 31, 2006 and 2005, MECAR borrowed $4,489 and $592, respectively, related to a carve out of the overdraft facility with one of the banks in their banking facility. In addition, SeaSpace has a note for the purchase of intellectual property with a balance of $250 at December 31, 2006 and 2005. SeaSpace will commence payment when the intellectual property documentation process is complete. This is expected to occur in the first quarter of 2007. Also, NSM had a note for machinery and vehicles of $8 and $26 at December 31, 2006 and 2005, respectively.

Capital Leases and Other.  The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally collateralized by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2010.

The annual maturities of long-term obligations as of December 31, 2006 are as follows:

Year	Amount

2007	$36,706
2008	4,142
2009	413
2010	149
2011	140

Total	$41,550

NOTE N — CONVERTIBLE SUBORDINATED DEBENTURE

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

NOTE O — BENEFIT PLANS

In 2003, the Company adopted a 401(k) plan. Employer contributions to the plans in 2006, 2005 and 2004 were approximately $568, $135, and $96, respectively. Employee contributions to the plan in 2006 and 2005 were $761 and $102, respectively. Under the terms of labor agreements at its Belgian subsidiaries, the Company contributes to certain governmental and labor organization employee benefit and retirement programs. In 2006, the Company accrued $393 of retirement benefits for five employees who applied for early retirement at MECAR. This retirement benefit amount was included in other long-term liabilities.

NOTE P — CONTINGENCIES AND COMMITMENTS

There are no material pending legal proceedings, other than ordinary routine litigation to Allied’s business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company has entered into consulting and employment agreements with certain management personnel at the Company’s subsidiaries and with certain domestic management personnel. Certain of these agreements provide for severance payments in the event of termination under certain conditions.

The Company leases domestic office space and equipment under operating leases which expire at various dates through 2013. Certain leases also include escalation provisions for taxes and operating costs. The following is a schedule by year of base expense due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2006:

Year	Amount

2007	$1,072
2008	668
2009	405
2010	254
2011	256
2012 and after	329

Total rental expense charged to operations approximated $1,442, $860, and $387, for the years ended December 31, 2006, 2005 and 2004, respectively.

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

MECAR is currently under examination by the Belgian taxing authorities. The audit covers the 2004 tax year and relates to undocumented management fees, the calculation of inventory reserves and the calculation of interest expense related to a timing difference on the recognition of unrealized/realized currency exchange gains and losses. The audit is not expected to be completed until the third quarter of 2007. Based on discussions with the tax inspector, the Company believes that the appropriate supporting documentation for the calculation of inventory reserves has been provided and no adjustment will be required. However, management believes that it will be required to pay tax on the unrealized/realized foreign currency gain in 2004, which will be offset by a deduction in 2005 when the company recorded the gain in its statutory books. Accordingly, at December 31, 2006, the Company recorded a liability of $3,194 for the tax on the foreign currency gains.

NOTE Q — FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2006 and 2005, the Company’s financial instruments include cash, receivables, payables, borrowings, forward exchange contracts, guarantees and performance bonds. The face value of cash, receivables and payables approximate their carrying values because of the short-term nature of the instruments. The estimated fair value of the other financial instruments and off-balance-sheet credit obligations are as follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Notes payable and long-term obligations, including current maturities	$14,643	$14,643	$25,701	$25,701
Senior Subordinated Convertible Notes	26,907	26,907	—	—
Detachable warrants	1,192	1,192	—	—
Foreign exchange contracts	6	6	1,156	1,156
Off-balance-sheet instruments:
Guarantees and performance bonds	—	31,399	—	28,123

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

•	The fair value of notes payable and long-term obligations is estimated based on approximate market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The Company believes the aggregate carrying value approximates fair value.

•	The Senior Subordinated Notes are treated as derivatives and are carried at fair value in accordance with SFAS 155 Accounting for Certain Hybrid Instruments. The fair value of senior subordinated notes is estimated based on approximate market prices of the Company stock or the current rates offered to the Company for debt of the same remaining maturities.

•	The fair value of detachable warrants is estimated based on the Black Scholes model, the term, stock price and exercise price of the warrants. In addition, the interpolation of the 3-year and 5-year treasury rates as of December 31, 2006, as reported by the Federal Reserve Bank for the period of time between the valuation date and the expiration date is used in the model.

•	The fair value of foreign exchange contracts is based on the mark to market calculations performed at the end of each period. The balance sheet at December 31, 2006 and 2005 includes the fair value of MECAR’s forward contracts liability of $0 and $1,161, respectively, and the fair value of VSK’s forward contracts of $6 liability and $5 asset, respectively.

•	Estimated fair values for off-balance-sheet instruments, which include performance bonds and advance payment guarantees are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience.

NOTE R — DERIVATIVE FINANCIAL INSTRUMENTS

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

Fair value hedges

Fair value hedges are hedges that eliminate the risk of changes in the fair values of assets, liabilities and certain types of firm commitments. The Company uses foreign currency forward contracts to minimize the foreign currency exposures with debt, which is payable in U.S. dollars rather than the Euro. At December 31, 2006, VSK designated a forward contract as a fair value hedge with a notional amount of $200 and the fair value of the contracts was a liability of $6. The derivative was entered into on August 1, 2005 and expires July 20, 2007. Gains and losses from settlements of derivative contracts are reported as a component of earnings. There were no net gains or losses realized during the year ended December 31, 2006 from hedge ineffectiveness or from firm commitments that no longer qualify as fair value hedges.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Cash flow hedges

Cash flow hedges are hedges that offset the changes of expected future cash flows. The Company has not designated any hedging relationships as cash flow hedges.

Derivatives not designated as hedges

The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers and certain purchase commitments. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. As discussed in Note A, the Company’s accounting for foreign currency exchange contracts at MECAR did not comply with the guidelines of FAS 133. As such, realized and unrealized gains (losses) from derivative contracts are reported as a component of revenues and amounted to $404, ($7,785) and $3,698 for the years ended December 31, 2006, 2005, and 2004, respectively.

Counterparty credit risk

The Company’s foreign exchange forward contracts expose the Company to credit risks to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.

NOTE S — STOCKHOLDERS’ EQUITY

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

2001 Equity Incentive Plan.  During 2001, the Board of Directors and stockholders approved and reserved 240,000 shares of common stock for awards to key employees of the Company and its subsidiaries. In each of 2002, 2003 and 2005, the Board of Directors and the stockholders authorized the plan to be increased by 250,000 shares. The plan authorizes the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights, restricted stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. Total stock awards in 2006 were 19,048 shares of which 12,250 shares were grants to certain key employees, 6,548 shares were issued to non-employee directors and 250 shares to a non-employee consultant. During 2006, 2,464 previously granted shares to key employees were forfeited and 1,345 shares, after fully vesting to employees, were retired at the option of the employee as reimbursement to Allied for payroll taxes associated with the vesting of their restricted shares. For 2005, stock awards totaled 54,729 shares of which 50,046 shares were grants to certain key employees and 4,683 shares were issued to non-employee directors. Restricted shares generally vest over periods of one to five years from the date of award. As of December 31, 2006, total restricted shares of 43,299 shares were reserved for certain employees, which will vest with continued service to the Company per the vesting schedule.

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

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

1992 Employee Stock Purchase Plan.  During 1992, the Board of Directors and stockholders approved and reserved 525,000 shares for the plan. The plan is voluntary and substantially all full-time employees are eligible to participate through payroll deductions. The purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. The Plan is subject to certain restrictions and the Board may amend or terminate it at any time. With the adoption of SFAS 123R, Share Based Payment, at January 1, 2006, the Company began recognizing the compensation cost related to the plan.

Rights Agreement.  The Board of Directors adopted a Rights Agreement in 2001 and amended the agreement in June, 2006 and again in November 2006. The Agreement provides each stockholder of record a dividend distribution of one “right” for each outstanding share of common stock. Rights become exercisable the earlier of ten days following: (1) a public announcement that an acquiring person has purchased or has the right to acquire 25% or more of the Company’s common stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 25% or more of the outstanding common stock. All rights held by an acquiring person or offeror expire on the announced acquisition date and all rights expire at the close of business on May 31, 2011.

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

The following table summarizes option activity:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	507,667	$16.94	632,266	$14.69	620,000	$14.08
Options granted	30,000	15.05	120,000	22.68	40,000	20.43
Options exercised	(36,167)	11.87	(202,599)	13.28	(27,734)	9.21
Options forfeited	—	—	—	—	—	—
Options expired	—	—	(42,000)	17.19	—	—

Options outstanding at end of year	501,500	$17.20	507,667	$16.94	632,266	$14.69

Options exercisable at end of year	384,500		375,667		416,930
Weighted-average fair value of options, granted during the year	$4.45		$8.42		$7.59

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table summarizes options outstanding at December 31, 2006:

				Exercisable
		Weighted	Average		Weighted
	Range of	Average	Remaining	Number	Average
Number	Exercise	Exercise	Contractual	of	Exercise
Outstanding	Prices	Prices	Life	Options	Prices

100,000	$8.63	$8.63	4.01 Years	100,000	$8.63
40,000	$14.90	$14.90	1.33 Years	32,000	$14.90
361,500	$15.05 to $25.00	$19.82	3.69 Years	252,500	$19.44

501,500	$8.63 to $25.00	$17.20	—	384,500	$16.25

The table below summarizes the intrinsic value of options outstanding at December 31, 2006, net of options with no intrinsic value (the exercise price is greater than the closing share price on December 31, 2006). Of all the options outstanding, 152,500 have no intrinsic value. While of the exercisable options, 83,500 have no intrinsic value.

Intrinsic Value at December 31, 2006:

			Exercisable
	Weighted			Weighted
	Average	Aggregate	Number	Average	Aggregate
Number	Exercise	Intrinsic	of	Exercise	Intrinsic
Outstanding	Prices	Value*	Options	Prices	Value*

100,000	$8.63	$1,262	100,000	$8.63	$1,262
40,000	$14.90	$254	32,000	$14.90	$203
209,000	$17.37	$811	169,000	$17.41	$649

		$2,327			$2,114

*	The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. The market value of our stock was $21.25 at December 31, 2006.

The following table summarizes restricted stock (nonvested) shares outstanding as of December 31, 2006

		Weighted-Average Grant
Restricted Stock	Shares	Date Fair Value

Restricted at January 1, 2006	51,793	$22.99
Granted	8,300	22.08
Vested	(14,330)	22.62
Forfeited	(2,464)	22.58

Restricted shares at December 31, 2006	43,299	$22.25

As of December 31, 2006, there was approximately $492 of total unrecognized compensation cost related to restricted share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.5 years.

The intrinsic value of stock options exercised for the year ended December 31, 2006 was $365. Cash received for the exercise of these options was $429 with a tax benefit of $28. The intrinsic value of stock options exercised for the year ended December 31, 2005 was $1,990. Cash received for the exercise of these options was $2,691 and no tax benefit was recognized. The intrinsic value of stock options exercised for the year ended December 31, 2004 was $256.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE T — OTHER — NET

Other income (expense) included in the Company’s consolidated statements of earnings is comprised of the following:

	2006	2005	2004

Net currency transaction gains (losses)	$921	$(3,482)	$(1,530)
Miscellaneous — net	1,117	1,556	1,019

	$2,038	$(1,926)	$(511)

Miscellaneous — net includes income received from various sources such as subsidies, insurance recoveries, gains/loses on sales of fixed assets, sublease rent and sale of materials.

NOTE U — INCOME TAXES

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

Earnings (loss) before income taxes are comprised as follows:

	2006	2005	2004

Domestic	$(14,260)	$(21,594)	$(6,066)
Foreign	(14,261)	(10,973)	7,745

	$(28,521)	$(32,567)	$1,679

The Company’s provision for income taxes is comprised of:

	2006	2005	2004

Current Provision
Domestic	$(18)	$(61)	$417
Foreign	3,705	2,800	6,364

Total Current Provision	3,687	2,739	6,781
Deferred Provision (Benefit)
Domestic	—	3,501	(2,995)
Foreign	8,889	(5,180)	(3,477)

Total Deferred Provision (Benefit)	8,889	(1,679)	(6,472)
Total tax provision	$12,576	$1,060	$309

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company’s provision are as follows:

	2006	2005	2004

Taxes at statutory rate	(34.0)%	(34.0)%	34.0%
State taxes, net of federal benefit	(1.1)	(2.9)	(4.9)
Impact of international operations	—	0.4	127.6
Goodwill and other permanent differences	—	3.8	—
Other permanent differences	(1.8)	2.2	10.8
Valuation allowance	80.9	33.8	(149.1)
Income taxes	44.0%	3.3%	18.4%

The components of the deferred taxes at December 31, 2006 and 2005 are comprised as follows:

	2006	2005

Deferred tax assets
Inventory	$463	$386
Compensation accruals	188	152
Valuation adjustments	541	598
Accrued expenses	110	471
Business tax credits	458	458
Deferred compensation	559	476
Capitalized R&D	1,939	2,013
Derivatives	—	253
Revenue recognition	—	2,223
Foreign tax credit carryforwards	2,290	2,368
Net operating loss carryforwards	31,187	12,325

Gross deferred tax asset	37,735	21,723
Valuation allowance	(36,821)	(12,784)

Total deferred tax assets	$914	$8,939
Deferred tax liabilities
Depreciation and amortization	$(476)	$(498)
Fair value adjustment of financial instrument	(453)
Deferred income	—	(73)

Total deferred tax liabilities	$(929)	$(571)
Net Deferred Tax Assets (Liabilities)	$(15)	$8,368

At December 31, 2006, the Company had U.S. net operating loss carryforwards of approximately $32,974 which will begin to expire in 2010 and foreign NOLs of approximately $56,379 which may be carried forward indefinitely. A portion of the U.S. net operating loss carryforwards are subject to limitations on the amount that can be utilized each year. As of December 31, 2006, the Company had foreign tax credits and alternative minimum tax credits of approximately $2,290 and $458, respectively. The foreign tax credits will begin to expire in 2010 and the alternative minimum tax credits do not expire.

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. Realization of deferred tax assets is dependent upon generation of sufficient

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

income by the Company in the jurisdictions in which it has operations and, in some cases, by specific office locations. Because the Company experienced losses in previous years and continued losses in the current year, management recorded a valuation allowance of approximately $36,821 against the Company’s net deferred tax asset as of December 31, 2006. The change in the valuation allowance from December 31, 2005 to December 31, 2006 was an increase of $24,037, which is due primarily to the valuation allowance recorded against the Europe and U.S. net deferred tax assets during 2006.

As of December 31, 2006, the Company has not recorded U.S. income tax expense for $11,117 of unremitted earnings of its foreign subsidiaries for which it has designated as indefinitely reinvested. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. In the event that actual cash needs of our U.S. entities exceed our current expectations, we may need to repatriate foreign earnings which have been designated as indefinitely reinvested offshore. This could result in additional income tax expense being recorded.

The American Jobs Creation Act of 2004 (the Jobs Act) created a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the United States by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations during 2004 and 2005. The Company elected to utilize this deduction in 2005.

The Jobs Act also included a qualified manufacturing deduction that applies to domestic manufacturers. The deduction, when fully phased in, will provide a deduction of up to 9% of qualified manufacturing income. The deduction cannot be claimed by companies in a net operating loss carryforward position. Therefore, the Company did not claim a benefit in 2005 and 2006 related to the qualified manufacturing deduction. The Company has not quantified the impact of the qualified manufacturing deduction that it will be able to use in the future once the net operating loss carryforward has been fully utilized.

See Note P — Contingencies and Commitments for disclosure on Belgian tax contingency.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE V — EARNINGS PER COMMON SHARE

Basic earnings per share exclude dilution and are computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of convertible debentures, stock options, warrants and restricted stock (unvested stock awards), if such effect is dilutive. The table below shows the calculation of basic and diluted earnings per share for the years ended December 31, 2006, 2005, and 2004, respectively:

	2006	2005	2004

Earnings (loss) before cumulative effect of accounting change	$(41,097)	$(33,627)	$1,370
Cumulative effect of accounting change, net of taxes	—	(5,293)	—

Net earnings after cumulative effect of accounting change	$(41,097)	$(38,920)	$1,370
Weighted average number of basic shares	6,065,732	5,754,951	5,568,183
Warrants	—	—	2,381
Stock Options	—	—	174,718

Weighted average number of diluted shares	6,065,732	5,754,951	5,745,282

Basic earnings (loss) per share before cumulative effect of accounting change	$(6.78)	$(5.84)	$0.25
Cumulative effect of accounting change, net of taxes	—	(0.92)	—

Basic earnings (loss) per share	$(6.78)	$(6.76)	$0.25

Diluted earnings (loss) per share before cumulative effect of accounting change	$(6.78)	$(5.84)	$0.24
Cumulative effect of accounting change, net of taxes	—	(0.92)	—

Diluted earnings (loss) per share	$(6.78)	$(6.76)	$0.24

For the year ended December 31, 2006, convertible debentures, warrants, stock options and restricted stock shares of 1,160,548, 302,316, and 91,040, respectively were excluded from the calculation of earnings per share since their effect would be anti-dilutive. Warrants, stock options and restricted stock shares of 6,956, 181,740 and 390, respectively, during the year ended December 31, 2005 and common stock equivalents of 245,819 related to convertible debentures during the year ended December 31, 2004 were excluded from the calculation of earnings per share since their impact would be anti-dilutive. In addition, 15,000 warrants associated with the Riverview convertible debenture financing were excluded from the earnings per share calculation in each of 2005 and 2004 since the strike price ($28.75) exceeded the average share price for 2005. These warrants expired in 2006.

NOTE W — GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

In late 2005, Allied changed the composition of its business structure from the four segments used for management and reporting purposes in prior years into two primary operating segments in order to more accurately reflect the strategic focus of the Company. In conformity with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information the Company’s segment information is presented on the basis that management uses in evaluating segment performance. As required under SFAS 131, the Company has restated all prior period segment information to be consistent with the 2005 segment reporting.

The new operating segments are Ammunition & Weapons Effects and Electronic Security:

Ammunition & Weapons Effects segment consists of MECAR, MECAR USA and Titan. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will initially pursue

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

contracts from the U.S. government and others for ammunition and pyrotechnics devices. MECAR USA became operational in the third quarter of 2005. Titan designs, manufactures and sells battlefield effects simulators, minor pyrotechnics, and other training devices.

Electronic Security segment consists of VSK, NSM and GMS. VSK Electronics N.V. manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. installs security systems; Intelligent Data Capturing Systems N.V. manufactures integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and CMS Security Systems manufactures access control systems. NSM designs, manufactures, distributes and services industrial and law enforcement security products and systems. Global Microwave Systems designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.

The Other segment consists of SeaSpace, which designs, manufactures, distributes and services weather and environmental satellite ground reception systems, as well as a line of antennas.

Allied, the parent Company, provides management and other services to its subsidiaries and has no operating activities. Significant intercompany transactions have been eliminated in consolidation.

The Company’s foreign operations are conducted by MECAR and VSK.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	2006	2005	2004

Revenues from external customers
Ammunition & Weapons Effects	$70,798	$67,396	$93,793
Electronic Security	50,881	38,802	45,973
Other	7,006	6,024	6,435

	$128,685	$112,222	$146,201

Interest expense
Ammunition & Weapons Effects	$3,377	$1,406	$1,483
Electronic Security	168	79	48
Other	11	4	1
Corporate	5,470	1,079	909

	$9,026	$2,568	$2,441

Interest income
Ammunition & Weapons Effects	$577	$258	$203
Electronic Security	224	222	275
Other	18	23	21
Corporate	249	77	50

	$1,068	$580	$549

Income tax expense (benefit)
Ammunition & Weapons Effects	$11,337	$(4,481)	$614
Electronic Security	1,280	2,707	2,694
Other	(23)	1,094	(1,411)
Corporate	(18)	1,740	(1,588)

	$12,576	$1,060	$309

Depreciation and amortization
Ammunition & Weapons Effects	$4,474	$3,498	$2,764
Electronic Security	2,414	1,939	1,216
Other	680	595	524
Corporate	193	50	47

	$7,761	$6,082	$4,551

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	2006	2005	2004

Segment profit (loss) before taxes and cumulative effect of accounting change
Ammunition & Weapons Effects	$(20,312)	$(18,119)	$1,671
Electronic Security	2,428	(2,041)	6,987
Other	(1,210)	(6,238)	(3,283)
Corporate	(9,427)	(6,169)	(3,696)

	$(28,521)	$(32,567)	$1,679

Segment assets
Ammunition & Weapons Effects	$87,281	$118,669	$127,880
Electronic Security	55,699	49,528	45,231
Other	6,977	8,270	12,808
Corporate	18,088	4,479	6,312

	$168,045	$180,946	$192,231

Capital Expenditure for Segment assets
Ammunition & Weapons Effects	$3,491	$6,706	$2,271
Electronic Security	1,897	1,041	1,525
Other	84	411	1,230
Corporate	1,550	9	10

	$7,022	$8,167	$5,036

Amounts Net of intersegment receivables.

The following geographic area data includes trade revenues based on customer location and assets based on physical location.

	Geographic Segment Data
	2006	2005	2004

Revenues from external customers
United States(1)	$62,270	$45,216	$56,932
Belgium	15,828	19,229	25,694
France	11,336	3,254	6,676
Cyprus	8,366	909	—
Saudi Arabia	7,937	24,010	33,657
Venezuela	6,510	8,348	8,900
Bahrain	4,177	—	—
Indonesia	1,916	—	—
Germany	1,881	1,331	1,345
The Netherlands	1,757	—	—
Ireland	1,141	—	—
Brunei	—	598	—
Kuwait	—	869	—
Taiwan	4	1,570	—
Japan	178	1,278	353
Qatar	—	1,196	2,844
Other foreign countries	5,384	4,414	9,800

	$128,685	$112,222	$146,201

(1)	Includes foreign military sales for the benefit of Saudi Arabia.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Geographic Segment Data
	2006	2005	2004

Segment assets
Belgium	$105,858	$131,801	$152,934
United Kingdom	183	171	199
United States(1)	62,004	48,974	39,098

	$168,045	$180,946	$192,231

(1)	Net of inter-segment receivables and investments.

	2006	2005	2004

Property and equipment
Belgium	$26,340	$24,813	$27,956
United States	6,991	5,013	2,338

	$33,331	$29,826	$30,294

NOTE X — QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter	Total
			Restated
	(Amounts in thousands, except per share data)

Revenues	$36,168	$31,296	$26,152	$35,069	$128,685
Gross profit	8,759	6,452	5,719	734	21,664
Net Earnings (Loss)	(3,711)	(5,033)	492	(32,845)	(41,097)
Per share Net Earnings (Loss):
Basic	$(0.62)	$(0.83)	$0.08	$(5.35)	$(6.78)

Diluted	$(0.62)	$(0.83)	$0.08	$(5.35)	$(6.78)

The Company recorded, in the fourth quarter of 2006, a tax valuation allowance for the Europe and U.S. operations of $24,037.

Based on the recommendation of management, on February 6, 2007, the Audit Committee of Allied determined that certain financial statements for the three and nine month periods ended September 30, 2006, should no longer be relied upon because of an error in such financial statements.

The financial statements for these periods contain an error in the inventory balance at September 30, 2006, which was overstated due to an error in contract accounting at the Company’s Belgian subsidiary MECAR SA. In the third quarter of 2006, MECAR implemented a major upgrade of its integrated MRP SAP system. The upgrade was installed to automate and improve the internal controls regarding contract accounting and to facilitate the revenue recognition under the new direct labor percentage of completion method that had been applied at MECAR. In the initial implementation phase as of September 30, 2006, an error was made in the transfer of costs from inventory to costs of goods sold for specific sales contracts as of September 30, 2006. This inventory balance was overstated and cost of sales was understated by the inventory value of shipments on sales contracts that had been made between June 30, 2006 and September 30, 2006, but not deducted from the valuation of inventory at September 30, 2006. This error was discovered in February of 2007 by the management of MECAR in their year-end review of contracts.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The table below reconciles the 2006 quarterly data as previously reported to the restated quarterly data above.

September 30, 2006

		Impact from	As Previously
		Inventory	Reported in
		Adjustments	10-Q/A
	Restated

Revenues	$26,152	$(1,060)	$27,212
Cost of Sales	20,433	5,948	14,485
Operating Income (loss)	(6,899)	(7,008)	109
Earnings (loss) before income taxes	(3,779)	(7,008)	3,229
Income tax expense (benefit)	(4,271)	(5,008)	737
Net earnings (loss)	492	(2,000)	2,492
Net earnings (loss) per share — basic	$0.08	$(0.33)	$0.41

Net earnings (loss) per share — diluted	$0.08	$(0.33)	$0.40

Weighted Average number of common shares:
Basic	6,059,989		6,059,989
Diluted	6,165,446		6,165,446

	First	Second	Third	Fourth
2005	Quarter	Quarter	Quarter	Quarter	Total
	(Amounts in thousands, except per share data)

Revenues	$24,018	$26,158	$26,819	$35,227	$112,222
Gross profit	4,101	7,904	(175)	6,238	18,068
Net earnings (loss)- before cumulative effect of change in the application of accounting principle	(3,656)	(811)	(6,761)	(22,399)	(33,627)
Net Earnings (Loss)	(9,233)	(701)	(6,666)	(22,320)	(38,920)
Per share Net Earnings (Loss):
Basic	$(1.64)	$(0.12)	$(1.15)	$(3.75)	$(6.76)

Diluted	$(1.64)	$(0.12)	$(1.15)	$(3.75)	$(6.76)

NOTE Y — OFF-BALANCE SHEET TRANSACTION

In 2005, the Company and the Marshall Economic Development Corporation (MEDCO) entered into an agreement under which MEDCO agreed to provide funds for the build out of the initial MECAR USA facilities. MEDCO is a state funded organization chartered to assist in the creation of manufacturing jobs in the Marshall, Texas area by facilitating the construction of roads and buildings for companies willing to locate manufacturing facilities in the local area. As part of the incentive package, MEDCO contributed $500 to MECAR USA toward the construction of facilities (used predominately for the installation of roads and utilities) and $1,650 worth of land to house these facilities. The Company provided $640 towards the construction of the initial buildings which was capitalized and is being amortized as an asset over the term of the lease. The agreement between the Company and MEDCO calls for a ten year lease, commencing October 1, 2004 at a total lease cost of $1 (one dollar) with a buyout option for the building and land at the end of the lease provided certain hiring targets are achieved. If, at the end of the lease term, the Company has created at least 175 full time jobs at the Marshall facility (at MECAR USA and Titan), MEDCO will convey title to the land and the facilities for which they provided funding, to the Company without any additional payment by the Company. If at the end of the lease term the Company has continuously

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

occupied and used the facilities but has not fully met the 175 job goal, the Company will have the option to purchase the land and facilities at a price to be computed based on the actual number of full time jobs created. The purchase price will be equal to 175 minus the actual number of full time jobs created as of October 2014 times $9,750 dollars.

NOTE Z — SUBSEQUENT EVENTS

Disposal of SeaSpace

In the first quarter of 2007, the Company committed to a formal plan to sell SeaSpace as part of management’s plan to dispose of certain non-strategic assets of the Company. The Company has retained the services of an investment banking advisor to assist in the disposal which is expected to occur in 2007. The Company is not expecting to record a significant gain or loss as a result of this transaction.

The Company expects to reclassify this subsidiary as discontinued operations in 2007. The carrying amounts of the assets and liabilities of SeaSpace as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31,	December 31,
	2006	2005

Asset
Current Assets
Cash and cash equivalents	$246	$259
Accounts receivable, net	2,110	1,416
Costs and accrued earnings on uncompleted contracts	211	483
Inventories, net	572	919
Due to parent	(852)	—
Prepaid and other current assets	325	101

Total current assets	2,612	3,178
Property, Plant and Equipment, net	481	885
Other Assets
Intangible assets, net	2,491	2,555
Goodwill	1,387	1,387
Other assets	6	208

	3,884	4,150

Total Assets	6,977	8,213

Current Liabilities
Current maturities of long-term debt	106	130
Accounts payable	685	466
Accrued liabilities	749	571
Customer deposits	309	669
Income taxes	—	1

Total current liabilities	1,849	1,837

Long-term Obligations
Long-term debt, less current maturities	156	147

	156	147

Total Liabilities	$2,005	$1,984

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Senior Subordinated Convertible Notes

On February 20, 2007, the Company received a letter from Kings Road Investments, Ltd. (“Kings Road”), one of the holders of notes, asserting events of default under the note. The letter states that Kings Road is electing to accelerate and redeem the note in its entirety. Kings Road seeks payment of the $12,500 principal amount plus a premium of approximately $3,125 and default interest of approximately $500. The letter further demands payment within five business days of the Company’s receipt of such notice. The Company strongly disputes the alleged events of default. The Company is currently in discussions with Kings Road in an attempt to resolve these issues.

On March 19, 2007, the Company received a letter from Portside Growth and Opportunity Fund (“Portside”), another holder of the Company’s convertible notes, asserting events of default very similar to those asserted by King’s Road. This letter seeks to accelerate and redeem the note in its entirety. Portside seeks immediate payment of $7,500 principal amount plus a redemption premium of $1,875 and default interest of approximately $545. The Company strongly disputes the alleged events of default. The Company is currently in discussion with Portside in an attempt to resolve these issues.

On March 20, 2007, the Company received a letter from LBI Group, Inc. (“LBI”), another holder of the Company’s convertible notes, asserting events of default very similar to those asserted by King’s Road. This letter seeks to accelerate and redeem the note in its entirety. LBI seeks immediate payment of $4,000 principal amount plus a redemption premium of $1,000 and default interest of approximately $284. The Company strongly disputes the alleged events of default. The Company is currently in discussion with LBI in an attempt to resolve these issues. The Company has not received a similar default notice from the other holder of the convertible notes.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The Allied Defense Group, Inc.
(Parent Company)

BALANCE SHEETS
December 31,

	2006	2005
	(Thousands of dollars)

ASSETS
Cash and cash equivalents	$3,938	$1,267
Restricted cash	84	2,000
Investment in subsidiaries	76,822	99,451
Due from subsidiaries	8,241	322
Other	3,877	1,411

Total assets	$92,962	$104,451

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$2,773	$2,811
Income tax	102	102
Deferred compensation	186	160
Long term debt, less unamortized discount	6,455	19,712
Derivative instrument	1,192	—
Convertible Debenture, less unamortized discount	26,907	—

Total liabilities	37,615	22,785
STOCKHOLDERS’ EQUITY
Common stock	644	598
Capital in excess of par value	43,312	34,354
Retained earnings (deficit)	(6,631)	34,466
Accumulated other comprehensive income	18,022	12,248

	55,347	81,666

	$92,962	$104,451

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

The Allied Defense Group, Inc.
(Parent Company)

STATEMENTS OF OPERATIONS
Years ended December 31,

	2006	2005	2004
	(Thousands of dollars)

Income
Intercompany management fees	$5,745	$4,805	$4,249
Dividends from subsidiaries	550	10,430	—
Gain on fair value of Senior Convertible notes and warrants	1,901	—	—
Other — net	246	20	45

	8,442	15,255	4,294
Costs and expenses
Administrative and other	17,270	11,735	7,945

Earnings (loss) before equity in operations of subsidiaries	(8,828)	3,520	(3,651)
Equity (loss) in operations of subsidiaries, less dividends received	(32,287)	(40,402)	3,411

Earnings (loss) before income taxes	(41,115)	(36,882)	(240)
Income taxes (benefit)	(18)	2,038	(1,610)

NET EARNINGS (LOSS)	$(41,097)	$(38,920)	$1,370

Earnings per common share
Basic	$(6.78)	$(6.76)	$0.25

Diluted	$(6.78)	$(6.76)	$0.24

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

The Allied Defense Group, Inc.
(Parent Company)

STATEMENTS OF CASH FLOWS
Years ended December 31,

	2006	2005	2004

Cash flows from operating activities
Net earnings (loss) for the year	$(41,097)	$(38,920)	$1,370
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Equity in operations of subsidiaries	31,737	29,972	(3,411)
Dividend from subsidiary	550	10,430	—
Depreciation and amortization	193	50	47
Deferred taxes	—	1,485	(804)
Amortization of debenture issue costs and conversion feature	1,765	220	179
Gain related to fair value of notes and warrants	(1,901)	—	—
Common stock and stock option awards	1,255	404	539
Deferred director stock awards	164	—	—
Changes in assets and liabilities
Other assets	132	(497)	(477)
Due to subsidiaries	(5,627)	880	(1,605)
Accounts payable and accrued liabilities	(896)	816	1,270
Deferred compensation	27	(216)	(27)
Income taxes	(1)	98	4

	27,398	43,642	(4,285)

Net cash provided by (used in) operating activities	(13,699)	4,722	(2,915)
Cash flows used in investing activities
Capital expenditures	(1,550)	(9)	(10)
Equity infusions in subsidiaries	(4,855)	(7,353)	(6,367)
Acquisitions	(473)	(9,443)	(125)

Net cash used in investing activities	(6,878)	(16,805)	(6,502)
Cash flows from financing activities
Proceeds from issuance of long-term debt	30,000	12,000	2,000
Debt issue costs	(1,908)	—	(77)
Principal payments on debenture	(14,000)	(2,478)	(5,250)
Repayment on capital lease obligations	(8)	—	—
Proceeds from employee stock purchase plan	129	108	261
Proceeds from option exercises	429	2,691	348
Issuance of stock	6,684	—	—
Retirement of stock	(30)	—	—
Restricted cash	1,952	12	(1,887)

Net cash provided by (used in) financing activities	23,248	12,333	(4,605)

Net increase (decrease) in cash and equivalents	2,671	250	(14,022)
Cash and equivalents at beginning of year	1,267	1,017	15,039

Cash and equivalents at end of year	$3,938	$1,267	$1,017

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Income taxes	$—	$—	$45
Interest	3,843	496	641
Supplemental of Non-Cash Investing and Financing Activities:
Capital leases	24	—	—
Non-cash consideration in connection with business acquisition	—	8,672	—
Warrants issued in conjunction with long term debt	2,387	488	68

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

The Allied Defense Group, Inc.
Valuation and Qualifying Accounts

Years ended December 31, 2006, 2005 and 2004

		Additions
	Balance at	Charged to	Charged			Balance
	Beginning	Costs and	to Other			at End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(In thousands)

Year ended December 31, 2006
Estimated losses on contracts	$—	$222	$—	$—	(1)	$222

Allowance for doubtful receivables	$214	$610	$—	$61	(2)	$763

Valuation allowance on inventory	$882	$1,302	$—	$499		$1,685

Valuation allowances on deferred tax assets	$12,784	$24,037	$—	$—	(3)	$36,821

Warranty reserve	$819	$244	$—	$37		$1,026

Year ended December 31, 2005
Estimated losses on contracts	$726	$39	$—	$765	(1)	$—

Allowance for doubtful receivables	$143	$334	$—	$263	(2)	$214

Valuation allowance on inventory	$668	$1,687	$—	$1,473		$882

Valuation allowances on deferred tax assets	$1,466	$11,318	$—	$—	(3)	$12,784

Warranty reserve	$912	$98	$—	$191		$819

Year ended December 31, 2004
Estimated losses on contracts	$283	$726	$—	$283	(1)	$726

Allowance for doubtful receivables	$115	$143	$—	$115	(2)	$143

Valuation allowance on inventory	$214	$454	$—	$—		$668

Valuation allowances on deferred tax assets	$4,117	$1,466	$—	$4,117	(3)	$1,466

Warranty reserve	$944	$61	$—	$93		$912

(1)	Represents amount of reserve relieved through completion of contracts.

(2)	Represents write-off of receivables.

(3)	Represents amounts of valuation allowance relieved through use of deferred tax assets.

EXHIBIT INDEX

Number	Description of Exhibit	Page

21	List of Subsidiaries	E-2
23	Consent of Independent Registered Public Accounting Firm	E-3
23.1	Consent of Independent Registered Public Accounting Firm	E-4
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 22, 2007	E-5
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 22, 2007	E-6
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated March 22, 2007	E-7

E-1