Form 10-Q
period 2007-03-31
ALLIED DEFENSE GROUP INC
filed 2007-05-10
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer“in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2007: 6,472,132.

THE ALLIED DEFENSE GROUP, INC.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of dollars, except per share and share data)

	March 31,	December 31,
	2007	2006(a)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,476	$19,493
Restricted cash	8,546	8,401
Accounts receivable, net	15,844	17,513
Costs and accrued earnings on uncompleted contracts	26,842	25,534
Inventories, net	25,111	24,393
Prepaid and other current assets	3,987	4,107
Assets held for sale	4,111	7,829

Total current assets	90,917	107,270

PROPERTY, PLANT AND EQUIPMENT, NET	32,634	32,850

OTHER ASSETS
Intangible assets, net	9,349	9,651
Goodwill	16,288	16,243
Other assets	1,921	2,031

Total other assets	27,558	27,925

TOTAL ASSETS	$151,109	$168,045

CURRENT LIABILITIES
Senior convertible notes	$31,394	$26,907
Bank overdraft facility	7,986	13,702
Current maturities of long-term debt	8,897	9,693
Accounts payable	15,542	12,092
Accrued liabilities	17,804	16,565
Deferred revenue	1,494	1,470
Customer deposits	19,256	19,906
Foreign exchange contracts	7	6
Income taxes	3,830	3,881
Liabilities held for sale	2,031	2,001

Total current liabilities	108,241	106,223

LONG TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	3,690	4,689
Deferred tax liability, non-current	15	15
Derivative instrument	79	1,192
Other long-term liabilities	559	579

Total long-term obligations	4,343	6,475

TOTAL LIABILITIES	112,584	112,698

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 6,472,132 at March 31, 2007 and 6,440,944 at December 31, 2006	647	644
Capital in excess of par value	43,600	43,312
Retained deficits	(24,485)	(6,631)
Accumulated other comprehensive income	18,763	18,022

Total stockholders’ equity	38,525	55,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,109	$168,045

(a)	Condensed consolidated balance sheet as of December 31, 2006, has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of dollars, except per share and share data)

	Three Months Ended
	March 31,
	2007	2006

Revenues	$19,593	$34,705
Cost and expenses
Cost of sales	17,036	26,431
Selling and administrative	9,127	8,572
Research and development	1,520	1,550

Operating loss	(8,090)	(1,848)

Other income (expenses)
Interest income	314	124
Interest expense	(2,860)	(2,313)
Net (loss) gain on fair value of Senior Convertible notes and warrants	(3,374)	567
Other-net	61	342

	(5,859)	(1,280)

Loss from continuing operations before income taxes	(13,949)	(3,128)
Income tax expense (benefit)	295	(2)

Loss from continuing operations	(14,244)	(3,126)
Discontinued operations, net of tax	(3,610)	(585)

NET LOSS	$(17,854)	$(3,711)

Loss per share — basic and diluted:
Net loss from continuing operations	$(2.20)	$(0.52)
Net loss from discontinued operations	(0.56)	(0.10)

Total loss per share — basic and diluted	$(2.76)	$(0.62)

Weighted average number of common shares:
Basic	6,469,969	6,020,149
Diluted	6,469,969	6,020,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited)
(Thousands of dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital	Retained	Other	Total
	Stock, No		$.10	in Excess	Earnings	Comprehensive	Stockholders’
	Par Value	Shares	Par Value	of Par Value	(Deficit)	(Loss) Income	Equity

Balance at January 1, 2006	$—	5,982,008	$598	$34,354	$34,466	$12,075	$81,493
Common stock awards	—	16,584	2	761	—	—	763
Retired stocks	—	(1,345)	—	(29)	—	—	(29)
Common stock issued in Private Placement	—	400,000	40	6,644	—	—	6,684
Employee stock purchase plan purchases	—	7,530	1	151	—	—	152
Exercise of stock options	—	36,167	3	397	—	—	400
Warrants issued	—	—	—	373	—	—	373
Directors’ deferred stock compensation	—	—	—	164	—	—	164
Issue of stock options	—	—	—	497	—	—	497
Comprehensive loss:
Net loss for the year	—	—	—	—	(41,097)	—	(41,097)
Currency translation adjustment	—	—	—	—	—	5,947	5,947

Total comprehensive loss	—	—	—	—			(35,150)

Balance at December 31, 2006	$—	6,440,944	$644	$43,312	$(6,631)	$18,022	$55,347

Common stock awards	—	23,631	2	463	—	—	465
Employee stock purchase plan purchases	—	7,557	1	64	—	—	65
Exercise of stock options	—	—	—	—	—	—	—
Warrants issued	—	—	—	—	—	—	—
Directors’ deferred stock compensation	—	—	—	(329)	—	—	(329)
Issue of stock options	—	—	—	90	—	—	90
Comprehensive loss:
Net loss for the three months ended	—	—	—	—	(17,854)	—	(17,854)
Currency translation adjustment	—	—	—	—	—	741	741

Total comprehensive loss							(17,113)

Balance at March 31, 2007	$—	6,472,132	$647	$43,600	$(24,485)	$18,763	$38,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of dollars)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities
Net loss	$(17,854)	$(3,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities Depreciation and amortization	1,850	1,523
Amortization of debt discount and debt issue costs	153	1,247
Unrealized losses (gains) on forward contracts	1	(724)
Gain on sale of fixed assets	(7)	—
Net gain (loss) related to fair value of notes and warrants	3,374	(567)
Provision for estimated losses on contracts	138	667
Deferred taxes	—	(128)
Common stock and stock option awards	564	292
Deferred director stock awards	(329)	38
Discontinued operations, net of tax	3,610	585
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued business
Restricted cash	(62)	2,039
Accounts receivable	2,251	1,754
Costs and accrued earnings on uncompleted contracts	(1,053)	(6,144)
Inventories	(524)	1,281
Prepaid and other current assets	171	728
Accounts payable and accrued liabilities	4,264	(8,312)
Deferred revenue	3	857
Customer deposits	(803)	10,224
Deferred compensation	(24)	(2)
Income taxes	(88)	(229)

Net cash provided by (used in) operating activities — continuing operations	(4,365)	1,418
Net cash provided by (used in) operating activities — discontinued operations	305	(87)

Net cash provided by (used in) operating activities	(4,060)	1,331

Cash flows from investing activities
Capital expenditures	(1,087)	(1,062)
Proceeds from sale of fixed assets	12	—

Net cash used in investing activities — continuing operations	(1,075)	(1,062)
Net cash used in investing activities — discontinued operations	(25)	(8)

Net cash used in investing activities	(1,100)	(1,070)

Cash flows from financing activities
Bank overdraft	(5,751)	447
Principal payments on long-term borrowing	(854)	(13,995)
Debt issue costs	—	(1,908)
Repayment on capital lease obligations	(543)	(515)
Proceeds from issuance of long-term debt	—	30,000
Net increase (decrease) in short-term borrowings	(525)	5,962
Proceeds from employee stock purchases	9	34
Proceeds from option exercises	—	377

Net cash provided by (used in) financing activities	(7,664)	20,402

Net change in cash of discontinued operations	(142)	160
Effects of exchange rate on cash	(51)	162

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,017)	20,985
Cash and cash equivalents at beginning of period	19,493	7,544

Cash and cash equivalents at end of period	$6,476	$28,529

Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$1,806	$976
Taxes	$441	$277
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Warrants issued in conjunction with senior secured credit facility	$—	$2,387
Capital leases	$2	$497

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANC IAL STATEMENTS
March 31, 2007
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

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2006 Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K) for the period ending December 31, 2006.

As discussed in Note 14, the results of operations, financial position and cash flows of SeaSpace, previously reported in the Other operating segment, have been reported as discontinued operations for all periods presented. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to the Company’s continuing operations.

Liquidity and Cash Flows

As detailed in this and the following section, the Company has substantial liquidity issues. Operating losses incurred in prior periods have depleted the Company’s liquid assets and the default notices received under a convertible note issued in 2006 further jeopardize the Company’s financial condition.

The Company incurred a net loss of $17,854 in the quarter ended March 31, 2007. The net loss for the quarter ended March 31, 2006 was $3,711. The cash used in operating activities in the quarter ended March 31, 2007 was $4,060 as compared to $1,331 of cash generated in the quarter ended March 31, 2006. For the full year ended December 31, 2006, the Company used $2,400 of cash in operating activities. The Company had a March 31, 2007 balance of cash and equivalents of $6,476 and restricted cash of $8,546.

The $4,060 of cash used in operating activities in the quarter ended March 31, 2007, was largely a result of the net loss from operations. After adjusting the net loss for the net loss non-cash items such as depreciation and amortization, amortization of debt issue costs, the net loss on the fair value of notes and warrants, and the loss from discontinued operations, the usage was $8,867. Offsetting the use of cash from the net loss was an increase in cash generated from operating assets and liabilities. The most significant change was cash generated by an increase in accounts payable and accrued liabilities of $4,264 in 2007 compared to $8,312 of cash used for accounts payable and accrued liabilities in the quarter ended March 31, 2006.

The fluctuation in accounts receivable and cost and accrued earnings on uncompleted contracts generated cash of $1,198 in the three months ended March 31, 2007 as compared to using $4,390 of cash in the prior period. In the prior period, MECAR had a higher level of revenue and the balance of the cost and accrued earnings on uncompleted contracts used $6,144 of cash. The Company also used $803 of cash from the

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction of customer deposits in the current period as compared to $10,224 of cash generated in the prior period from an increase in customer deposits.

The Company has ongoing plans in place to reduce the fixed cost structure of its operating units in order to better manage its cash requirements for the remainder of 2007. Based on the current cash burn rate and the timing and capital requirements of an expected substantial new sales contract with MECAR’s largest customer, the Company is looking for additional credit facilities to finance operations for the remainder of 2007. In early 2007, the Company committed to a formal plan to sell SeaSpace, which had previously been reported in the Other operating segment. Any proceeds from the sale will be used to fund the Company’s continuing operations.

Senior Subordinated Convertible Notes

The Company closed a $30,000 senior subordinated convertible debt facility in March 2006. Proceeds net of debt issue costs were approximately $28,000. A total of $15,200 was used to retire existing debt- including the Patriot facility. The remaining $12,800 was used in 2006 to fund working capital and capital expansion. These funds were initially raised to fund operations for a multi-year period, but due to MECAR not receiving a significant order from its largest customer, operating losses of the US subsidiaries, and higher corporate expenditures related to compliance fees and investments in business development, the Company utilized much of the excess cash raised in March 2006 by the end of 2006.

Default Notices

In February and March 2007, the Company received letters from all of the investors in the senior convertible debt asserting events of default under the facility. The Company is currently in discussion with all of the note holders regarding these matters in an attempt to resolve these issues and potentially refinance these notes.

•	In the period February 20, 2007 through March 23, 2007, the Company, received letters, separately, from each of the four note holders alleging events of default, very similar to one another, that dated back to March 9, 2006, the date of inception of the note agreement. All four of these notices demanded acceleration of the notes and redemption of the notes in their entirety. Each of the four note holders seeks payment of the full principal amount, plus a redemption premium equal to 25% of the principal amount and unpaid interest at the default interest rate from inception of the note agreements.

•	The requirements of the debt covenant create further uncertainty regarding the Company’s liquidity position. In addition, the terms of the convertible debt facility required the Company to have an effective registration statement with the SEC for the resale of the common stock underlying the convertible debt and warrants issued in the transaction by January 28, 2007. The Company failed to meet this deadline and is still in the process of responding to SEC comments regarding the registration statement. Additional SEC comments were received as recently as April 24, 2007 and the Company is in the process of responding to that letter. The Company paid $900 in the three months ended March 31, 2007 related to these continuing delays, but has ceased making delay payments. The terms of the notes provide that the Company will be in default if the registration statement for the shares of common stock is not effective by March 29, 2007. The Company did not have an effective registration statement by this date. On or after March 30 2007, all four note holders, by separate letter, provided an additional event of default based on the Company’s failure to timely effect the registration of shares of the Company’s common stock. The terms of the notes provide, in the event of default, the holders with the right to demand redemption at a price equal to the sum of the face value of the notes, accrued and unpaid interest, and a redemption premium equal to 25% of the face value of the notes or $7,500. The terms of the notes provide that the Company is subject to penalties of 1% of the outstanding balance per month until the registration statement is effective.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On April 27, 2007, the Company was served notice that Kings Road filed suit in the Southern District of New York seeking payments of the principal amount, redemption premium and accrued and unpaid interest of not less than $16,665.

MECAR Credit Facility Default

In addition, the Company has been in default of the loan covenants with MECAR’s credit facility at March 31, 2007 and December 31, 2006 due to a violation of financial performance covenants. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been reorganizing its business to return to profitability. On February 27, 2007, MECAR received notification from its banks that they were temporarily suspending availability under the existing lines of credit until a meeting could be held to review the status of MECAR’s anticipated contract with its largest customer and the Company’s operating plans and lending requirements for the balance of 2007. Based on the meeting held on March 5, 2007, the temporary suspension was lifted on March 8, 2007. The Company is continuing to work with MECAR’s banking group to come up with a credit solution particularly to accommodate the anticipated contract from MECAR’s principal customer and an agreement in principle was made at the meeting on April 26, 2007 with the banking group.

The Company’s Plan for 2007

The Company anticipates receipt by MECAR of a substantial order from its principal customer and improved performance by its other subsidiaries. This principal customer has been a major customer since the late 1980s: the Company has anticipated receiving this order for approximately two years. The Company has engaged a consultant at MECAR and is in the process of implementing a restructuring plan which will substantially decrease the break-even point at MECAR. The Company has also engaged a financial adviser to assist in cutting costs and improving U.S. operations. The Company is also reviewing its strategic options and has engaged an investment banker to assist in those matters.

In January 2007, the Board of Directors of the Company made the decision to actively pursue the sale of SeaSpace, the sole business that constitutes the Other segment. Management anticipates that the business will be sold in 2007. Proceeds from the sale of the business will be used to fund headquarters expenses and for working capitals needs for the remaining businesses.

In 2007, the Company expects to fund its domestic operations with the cash balance available at December 31, 2006, the proceeds from the sale of SeaSpace, cash generated from the operations of its US subsidiaries, the repayment of outstanding intercompany balances from the Belgium subsidiaries and additional financings. In addition to normal operating costs, the Company could incur additional legal and consulting costs in conjunction with the above discussed letters received from its note holders and the Company’s efforts to restructure its business and evaluate strategic alternatives.

VSK’s operations are expected to generate cash in 2007. The excess of cash can be used to provide additional funding to MECAR’s operations in 2007. The Company is currently evaluating using VSK’s assets to fund MECAR. MECAR’s cash flow should be positive in 2007 assuming that a significant new order is received from a key customer in the Middle East. If MECAR is unable to obtain new orders from its key customer, the Company will have to further restructure costs to minimize losses at MECAR. In late 2006, the Company developed a plan to restructure MECAR’s operations to substantially reduce the subsidiary’s fixed costs and reduce the break-even point in 2007 should the order from its key customer not be realized. The Company may incur significant costs to achieve any permanent cost restructuring at MECAR. The additional costs related to a permanent restructuring of MECAR or increased legal and consulting costs and interest and

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalties associated with the Company’s senior notes would have to come from the sale of additional equity by the Company and/or the sale of existing assets.

The Company is considering alternatives including restructuring the existing convertible notes, obtaining new credit facilities to replace the current convertible notes, or selling assets to repay the convertible notes. The Company has hired a financial advisor and an investment banker to assist in the process. There can be no assurance:

•	The Company will be able to get the common shares underlying the convertible debt financing registered,

•	The credit facility at MECAR will not be suspended again and if MECAR fails to meet the financial covenants the banking group will be willing to waive the covenants,

•	The Company will be able to sell SeaSpace in 2007 in order to use the cash proceeds for operations,

•	The Company will be able to issue additional shares of common stock to raise capital as needed,

•	The Company will be able to refinance any of its existing debt if it becomes callable.

The Company has less than $500 of non-firm capital commitments outstanding as of March 31, 2007. No additional capital commitments are necessary to support the Company’s 2007 revenue projections. Management is monitoring the cash situation on a weekly basis and expects that the Company can remain solvent in 2007 if MECAR receives the order it has been working on and SeaSpace is sold in a timely basis. If not, and additional funds are required, the Company may look to issue additional shares of its common stock to support its US operations and/or sell additional European or US based assets. The Company may look to refinance and/or expand the existing credit facility at MECAR with the existing or newly formulated banking group — although such expansion would likely be contingent on receiving additional, significant new orders.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to confirm to the current presentation.

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

ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (“MECAR”), Sedachim S.I. S.A., Hendrickx S.A., and The VSK Group. The VSK Group is comprised of VSK Electronics N.V. and its wholly-

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned subsidiaries, Télé Technique Générale S.A., Intelligent Data Capturing Systems (IDCS) N.V., VIGITEC S.A. and CMS Security Systems.

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

Electronic Security segment consists of the VSK Group, NSM, and GMS. VSK Electronics N.V. manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. installs security systems; Intelligent Data Capturing Systems N.V. manufactures integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and CMS Security Systems manufactures access control systems. NSM designs, manufactures, distributes and services industrial and law enforcement security products and systems. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.

Other segment consists of the formerly named Environmental Safety & Security segment and provides products in the area of environmental monitoring and consists solely of SeaSpace. SeaSpace designs, manufactures, distributes and services weather and environmental satellite ground reception systems and manufactures and markets a line of antenna systems. In January, 2007 the Board of Directors of the Company committed to a plan to sell SeaSpace. A sale is anticipated to be competed in 2007. Accordingly, the results of operations, financial position and cash flows of SeaSpace have been reported as discontinued operations for all periods presented.

Allied, the parent company, provides management and business development services to its subsidiaries and has no operating activities. Significant intercompany transactions have been eliminated in consolidation.

NOTE 3 — ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Accounts receivable at March 31, 2007 and December 31, 2006 are comprised as follows:

	March 31,	December 31,
	2007	2006

Direct and indirect receivables from governments	$3,653	$6,801
Commercial and other receivables	12,699	11,350

	16,352	18,151
Less: Allowance for doubtful receivables	(509)	(638)

	$15,844	$17,513

Receivables from governments and government agencies are generally due within 30 days of shipment, less a 10% hold back provision which is generally due within 90 days. Since these receivables are typically supported by letters of credit or other guarantees, no provision for doubtful accounts is deemed necessary. The Company maintains an allowance for doubtful accounts on commercial receivables, which is determined based on historical experience and management’s expectations of future losses. Losses have historically been within management’s expectations.

Costs and accrued earnings on uncompleted contracts totaled $26,842 and $25,534 at March 31, 2007 and December 31, 2006, respectively. The revenue recognized on the Contracts in progress for the three months ended March 31, 2007 and 2006 were $7,956 and $25,649, respectively.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 — INVENTORIES

Inventories at March 31, 2007 and December 31, 2006 are comprised as follows:

	March 31,	December 31,
	2007	2006

Raw materials	$14,665	$15,658
Work in process	10,328	7,779
Finished goods	2,462	2,527

	27,455	25,964
Less reserve for obsolescence	(2,344)	(1,571)

	$25,111	$24,393

NOTE 5 — GOODWILL

The Company had goodwill of $16,288 and $16,243 at March 31, 2007 and December 31, 2006, respectively. The goodwill at March 31, 2007 is comprised of $14,893 related to the ES Segment and $1,395 related to the AWE Segment. The change in goodwill during the three month period ended March 31, 2007 was due to the currency translation adjustment.

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

NOTE 6 — BANK OVERDRAFT CREDIT FACILITY

MECAR is obligated under an agreement (the Agreement), modified in March 2006, with its foreign banking syndicate that provides credit facilities of up to 42,850 Euros (approximately $57,140 USD) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for tax prepayments and working capital. The Agreement requires that MECAR maintain certain net worth and working capital covenants. As of March 31, 2007 and December 31, 2006, MECAR was not in compliance with the facility covenants due to violations of certain financial performance covenants. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been restructuring its business to return to profitability. On February 27, 2007, MECAR received notification from its banks that they were temporarily suspending availability under the existing lines of credit until a meeting could be held to review the status of MECAR’s anticipated contract with its largest customer, The Kingdom of Saudi Arabia, and the Company’s operating plans and lending requirements for the balance of 2007. Based on the meeting held on March 5, 2007, the temporary suspension was lifted on March 8, 2007. The Company is continuing to work with MECAR’s banking group to come up with a long-term credit solution and an agreement in principle was made at the meeting on April 26, 2007 with the banking group. As of March 31, 2007 and December 31, 2006, guarantees and performance bonds of approximately $18,502 and $30,524, respectively, were outstanding. Advances for working capital and tax pre-payments provided for under the bank overdraft facility and amounts formalized with a note, amounted to $11,987 and $18,191 at March 31, 2007 and December 31, 2006, respectively.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 — LONG-TERM DEBT

Long-term obligations as of March 31, 2007 and December 31, 2006 consist of the following:

	March 31,	December 31,
	2007	2006

Fair value of Senior subordinated convertible notes	$31,394	$26,907
Note related to GMS acquisition, less unamortized discount	5,660	6,431
Mortgage loan agreements	137	152
Loan for CMS Security Systems acquisition	100	100
Other notes payable	4,008	4,497
Capital leases and other	2,682	3,201

Total long-term debt	43,981	41,288
Less current maturities	(40,291)	(36,599)

Long-term debt, less current maturities and unamortized discount	$3,690	$4,689

Senior subordinated convertible notes.  On March 9, 2006, the Company entered into a Securities Purchase Agreement with several purchasers for the private placement of senior subordinated convertible notes (the “Notes”) in the principal amount of $30,000 and related warrants to purchase common stock of the Company (the “Transactions”). In connection with the Transactions, the Company entered into a Registration Rights Agreement with the purchasers to file a registration statement to cover the resale of the common stock related to the Notes and warrants. In connection with the Transactions, the Company paid debt issue costs of $1,908 in cash and issued warrants with a fair value of $373 on the date of issue. These debt issue costs are being amortized over the term of the Notes and warrants. The Company recorded $114 and $38 of interest expense related to the amortization of debt issue costs in the three months ended March 31, 2007 and 2006, respectively. The debt issue costs had an unamortized balance of $1,787 and $1,901 at March 31, 2007 and December 31, 2006, respectively.

In addition, the terms of the convertible debt facility that was put in place in March 2006 required the Company to file a registration statement with the SEC by September 30, 2006 for resale of the shares of common stock underlying the convertible debt and warrants issued in the transaction. As a result of the Company’s accounting restatements and the delayed filing of the Form 10-K for the period ended December 31, 2005, the Company failed to make the required Form S-1 filing by September 30, 2006 and incurred approximately $1,003 of penalties and interest in the fourth quarter of 2006. On November 7, 2006, the Company filed the Form S-1 and on January 11, 2007, the Company subsequently filed Form S-1/A after receiving initial comments from the SEC. The Company paid $900 in the three months ended March 31, 2007 related to these continuing delays but has ceased making delay payments. The Company continues to work with the SEC to complete the registration of the underlying securities of the convertible debt facility. The terms of the notes provide, in the event of Default, the holders with the right to demand redemption at a price equal to the sum of the face value of the notes, accrued and unpaid interest, and a redemption premium equal to 25% of the face value of the notes. Furthermore, the interest rate will increase to the default rate of 12.5% per annum from the current rate of 7.5%.

In February and March 2007, the Company received letters from Kings Road Investments, Ltd. (“Kings Road”), Portside Growth and Opportunity Fund (“Portside”), LBI Group, Inc. (“LBI”), and Castlerigg Master Investments Ltd. (“Castlerigg”), the holders of the Company’s convertible notes, asserting events of default under the note. The letters seek to accelerate and redeem the notes in their entirety. The holders seek immediate payment of the $30,000 principal amount plus a redemption premium of approximately $7,500 and default interest of approximately $1,629. These letters demanded payment within five business days of receipt

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the notice. The Company is currently in discussions with Kings Road, Portside, LBI and Castlerigg in an attempt to resolve these issues. There is no assurance that the Company will be successful in defending the allegations.

On April 27, 2007, the Company was served notice that Kings Road filed suit in the Southern District of New York seeking payments of the principal amount, redemption premium and accrued and unpaid interest of not less than $16,665. The Company is currently in discussions with the note holder in an attempt to resolve this issue.

Due to the letters asserting events of default received from Kings Road, Portside, LBI and Castlerigg, the Company has reclassified the senior convertible note from long-term obligations to current liabilities in the accompanying consolidated balance sheets.

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

The Company determined that the Notes are hybrid instruments and the warrants are derivatives that should be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The Notes were deemed to have embedded derivatives within the terms of the agreement and such derivatives were bifurcated from the Notes. In March, 2006, the Company adopted SFAS 155, Accounting for Certain Hybrid Instruments, which allows the Company to make an irrevocable election to initially and subsequently measure the hybrid financial instrument in its entirety at fair value after having identified all embedded derivative features contained in a hybrid instrument. The Company identified and documented the embedded derivative features, and then irrevocably elected to measure and carry the notes at fair value. At March 9, 2006, the date of issue, the Company determined the fair value of the Notes and warrants issued in the transaction had fair values of $29,120 and $2,013, respectively. At the date of issuance, a loss of $1,133 was recorded. At March 31, 2007, the Company determined the fair value of the Notes and warrants was $31,394 and $79, respectively. For the three months ended March 31, 2007, the net loss related to the calculated fair values of Notes and warrants as compared to the fair value at December 31, 2006 was $3,374. The fair value of the Notes at March 31, 2007 included estimated additional payments that may be required based on the default notices and the terms of the Notes in the event of default.

The Company issued detachable warrants to the purchasers exercisable for an aggregate of 232,523 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.00 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The warrants did not meet the requirement for equity classification in accordance with SFAS 133, Accounting for Derivative and Hedging Activities, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as a derivative instrument and are being recorded and carried at the fair value of the instrument.

Loan for Global Microwave Systems acquisition.  On November 1, 2005, the Company entered into a $6,700 loan to fund the acquisition of GMS with the prior owner of GMS. There are no significant covenants. The loan was originally payable in installments over three years bearing interest at the rate of 7.5% per year payable quarterly. On February 12, 2007, the loan was amended to defer, until the earlier of MECAR’s receipt of a down payment on its impending contract or July 1, 2007 “Deferral Period”, one half of the first installment payment which was due on January 31, 2007. The Company repaid one half of the first installment of $1,675 or $838 in February 2007. During the term of the Deferral Period, the interest rate on the entire loan

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was increased to 9% per year and $20 per full or partial month of the Deferral Period. The outstanding balance of the loan was $5,863 and $6,700 at March 31, 2007 and December 31, 2006, respectively. The unamortized discount of the note was $203 and $269 at March 31, 2007 and December 31, 2006, respectively.

Mortgage Loan Agreements.  The Company is obligated on several mortgages on the VSK Group’s buildings which have a total balance due of $137 and $152 at March 31, 2007 and December 31, 2006, respectively. The notes are secured by the asset that has been financed. There are no significant covenants. The mortgages mature at various dates through 2009, plus interest at rates ranging from 3.9% to 4.5% per year.

Loan for CMS Security Systems acquisition.  The VSK Group entered into a $300 loan to fund the acquisition of CMS Security Systems. The loan is payable in equal installments on August 1, 2005, 2006, and 2007. At March 31, 2007 and December 31, 2006, $100 was owed on this loan.

Other notes payable.  At March 31, 2007 and December 31, 2006, MECAR borrowed $4,001 and $4,489, respectively, related to a carve out of the overdraft facility with one of the banks in their banking facility. In addition, NSM had a note for a vehicle of $7 and $8 at March 31, 2007 and December 31, 2006, respectively.

Capital lease and other.  The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.50% to 8.00% and mature at various dates through 2010.

NOTE 8 — LOSS PER SHARE

Basic loss per share excludes potential common shares and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is dilutive. The table below shows the calculation of basic and diluted loss per share for the three months ended March 31, 2007 and 2006, respectively:

	Three Months Ended
	March 31,
	2007	2006

Net loss from continuing operations	$(14,244)	$(3,126)
Net loss from discontinued operations	(3,610)	(585)

Net loss	$(17,854)	$(3,711)

Weighted average number of basic and diluted shares	6,469,969	6,020,149
Basic & Diluted net loss per share from continuing operations	$(2.20)	$(0.52)
Basic & Diluted net loss per share from discontinued operations	(0.56)	(0.10)

Total	$(2.76)	$(0.62)

At March 31, 2007 the Company has excluded convertible debentures, stock options and warrants of 1,160,548, 43,215 and 302,316, respectively, since their effect would be anti-dilutive. At March 31, 2006 the Company has excluded convertible debentures, stock options and warrants of 1,133,787, 106,053 and 314,610, respectively, since their effect would be anti-dilutive.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 — COMPREHENSIVE LOSS

A summary of the components of Comprehensive Loss for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended
	March 31,
	2007	2006

Net loss	$(17,854)	$(3,711)
Currency Translation Adjustment	741	1,016

Comprehensive loss	$(17,113)	$(2,695)

The currency translation adjustment for the three months ended March 31, 2007 and 2006 resulted from the change in the Euro during the respective periods.

NOTE 10 — SHARE-BASED COMPENSATION

Total share-based compensation was $188 and $292 for the three months ended March 31, 2007 and 2006, respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.

During the three months ended March 31, 2007, the Company granted no options and 4,750 shares of restricted common stock, net of forfeitures. In addition, 18,881 shares were issued to three directors, Jay Sculley, Harry Warner and Clifford Christ who retired from the Allied Board in February 2007. During the three months ended March 31, 2006, the Company granted no options and 6,000 shares of its common stock. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model.

NOTE 11 — INDUSTRY SEGMENTS

	Three Months Ended
	March 31,
	2007	2006

Revenues from external customers
Ammunitions & Weapons Effects	$7,480	$23,484
Electronic Security	12,113	11,221

	$19,593	$34,705

Segment profit (loss) before provision for income taxes
Ammunitions & Weapons Effects	$(7,277)	$(1,326)
Electronic Security	124	295
Corporate	(6,796)	(2,097)

	$(13,949)	$(3,128)

NOTE 12 — PROVISION FOR TAXES

As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2007 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2007 and 2006. For the three months ended March 31, 2007 and 2006, the Company’s consolidated annualized effective tax rate was 2% and 0%, respectively.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The increase in the annualized effective tax rate for the three months ended March 31, 2007 from the three months ended March 31, 2006 was due primarily to the VSK Group continuing to have pre-tax income and a tax liability and the recording of a valuation allowance for MECAR in the fourth quarter of 2006. The valuation allowance at MECAR removes the calculation of tax benefits that would be available to offset the VSK Group liability for the three months ended March 31, 2007. The Company has maintained a full valuation allowance on its net deferred assets in the US and at MECAR.

The Company adopted FIN 48 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operations due to the adoption of FIN 48.

As of January 1, 2007, the Company had no unrecognized tax benefits nor did it have any that would have an affect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48, nor as of March 31, 2007.

In Belgium, the Company is still open to examination by the Belgian tax authorities from 2004 forward. In the United States, the Company is still open to examination from 2003 forward.

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

Currently, the Company has significant deferred tax assets that have been fully allowed for in accordance with SFAS No. 109 Accounting for Income Taxes. At December 31, 2006, the Company had U.S. net operating loss carryforwards of approximately $32,974 which will begin to expire in 2010 and foreign NOLs of approximately $56,379 which may be carried forward indefinitely. A portion of the U.S. net operating loss carryforwards are subject to limitations on the amount that can be utilized each year. As of December 31, 2006, the Company had foreign tax credits and alternative minimum tax credits of approximately $2,290 and $458, respectively. The foreign tax credits will begin to expire in 2010 and the alternative minimum tax credits do not expire.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

MECAR is currently under examination by the Belgian taxing authorities. The audit covers the 2004 tax year and relates to undocumented management fees, the calculation of inventory reserves and the calculation of interest expense related to a timing difference on the recognition of unrealized/realized currency exchange gains and losses. The audit is not expected to be completed until the third quarter of 2007. Based on discussions with the tax inspector, the Company believes that the appropriate supporting documentation for the calculation of inventory reserves has been provided and no adjustment will be required. However, management believes that it will be required to pay tax on the unrealized/realized foreign currency gain in 2004, which will be offset by a deduction in 2005 when the company recorded the gain in its statutory books. Accordingly, at March 31, 2007, the Company recorded a liability of $3,226 for the tax on the foreign currency gains.

In February and March 2007, the Company received letters from Kings Road Investments, Ltd. (“Kings Road”), Portside Growth and Opportunity Fund (“Portside”), LBI Group, Inc. (“LBI”), and Castlerigg Master Investments Ltd. (“Castlerigg”), the holders of the Company’s convertible notes, asserting events of default under the note. The letters seek to accelerate and redeem the note in its entirety. The holders seek immediate payment of the $30,000 principal amount plus a redemption premium of approximately $7,500 and default interest of approximately $1,629. These letters demanded payment within five business days of receipt of the notice. The Company is currently in discussions with Kings Road, Portside, LBI and Castlerigg in an attempt to resolve these issues. The notes have been recorded at their estimated fair value based on the default notices and the terms of the notes with regards to an event of default. There is no assurance that the Company will be successful in defending the allegations.

On March 23, 2007, the staff of the Division of Enforcement of the United States Securities and Exchange Commission informed the Company that the staff is conducting an inquiry to determine whether there have been any violations of the federal securities laws and requested that the Company voluntarily produce information relating to the Company’s Form 8-K, filed with the Commission on February 9, 2007, which reported certain errors in the Company’s financial statements for the three and nine month periods ended September 30, 2006. The Company intends to cooperate fully with the staff in connection with its inquiry. This inquiry was received after the filing of the Form 10-K for December 31, 2006.

On April 27, 2007, the Company was served notice that Kings Road filed suit in the Southern District of New York seeking payments of the principal amount, redemption premium and accrued and unpaid interest of not less than $16,665. The Company disputes Kings Roads’ claim for payment. The Company is currently in discussions with all of the note holders in an attempt to resolve these issues.

NOTE 14 — DISCONTINUED OPERATIONS

The Condensed Consolidated Financial Statements and related note disclosures reflect SeaSpace as “Long-Lived Assets to be Disposed of by Sale” for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, our results of operations for all periods presented have been reclassified to reflect SeaSpace as a discontinued operation in the consolidated statement of operations and the assets and liabilities of SeaSpace have been reclassified as held for sale in the consolidated balance sheets for all periods presented.

In the first quarter of 2007, the Company committed to a formal plan to sell SeaSpace, which has been previously reported in the Other segment, as part of management’s plan to dispose of certain non-strategic assets of the Company. The Company has retained the services of an investment banking advisor to assist in the disposal which is expected to occur in 2007. At March 31, 2007, the Company recorded a loss of $3,878 to write down SeaSpace’s assets to fair value less cost to sell based on nonbinding offers received from potential buyers during the first quarter of 2007. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes. Selling costs are estimated to be $125 which is included in SeaSpace’s accrued liabilities below. SeaSpace’s income from its operations was $269. This income, coupled with the loss

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accrual above and a tax expense of $1 results in a loss from discontinued operations, net of tax of $3,610. The Company is not expecting to record a significant tax expense or benefit from this transaction.

The following discloses the results of the discontinued operations of SeaSpace for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006

Revenues	$2,058	$1,463
Loss before taxes	(3,609)	(585)
Loss from discontinued operations, net of tax	(3,610)	(585)

The following is a summary of the assets and liabilities held for sale related to SeaSpace at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006

Cash	$388	$247
Accounts receivable, net	765	2,110
Costs and accrued earnings on uncompleted contracts	1,392	211
Inventories, net	826	572
Prepaid and other current assets	207	324
Property, Plant and Equipment, net	505	481
Intangible assets, net	—	2,491
Goodwill	—	1,387
Other assets	28	6

Assets held for sale	$4,111	$7,829

Accounts payable	$302	$681
Accrued liabilities	408	328
Deferred revenue	360	421
Customer deposits	700	309
Long-term debt	261	262

Liabilities held for sale	$2,031	$2,001

The Allied Defense Group, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2007
(Thousands of Dollars)
(Unaudited)

Overview

Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. The Company has two main reporting segments, the Ammunition & Weapons Effects (AWE) segment and the Electronic Security (ES) segment. In addition, the Company has a third, Other segment, that solely consists of the Company’s SeaSpace subsidiary. In January, 2007, the Board of Directors of the Company committed to a plan to sell SeaSpace. A sale is anticipated to be completed in 2007. Accordingly, the results of operations, financial position and cash flows of SeaSpace have been reported as discontinued operations for all periods presented. Headquarters expenses are reported separately on the segment reporting schedules.

The AWE segment provides conventional ammunition, battlefield effects simulators and other training devices to the U.S. military and 30 countries worldwide, dealing with defense departments or ministries of defense in US/NATO approved sovereign entities. The ES segment encompasses a wide range of fixed and deployable systems and equipment used to address today’s security and surveillance requirements in the U.S. and internationally. The ES segment markets its products to governments, law enforcement, and commercial security personnel. In addition to having these distinct differences in client base and application of products, the production processes of the segments are distinct. The AWE segment constitutes manufacturing operations while the ES segment is more focused on the assembly, integration, testing and deployment of components manufactured by other suppliers.

•	Ammunition & Weapons Effects segment consists of MECAR, located in Belgium and MECAR USA and Titan, located in Marshall, TX. MECAR develops and produces medium caliber, tank, mortar and other ammunition. MECAR USA became operational in late 2005 and pursues contracts from U.S. and foreign governments for ammunition and pyrotechnics devices with a focus on the 105MM market. Titan designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices. Titan and MECAR USA are co-located at the same facility, are operated under a unified management team, share production facilities and employees and have a fully integrated back office and support service organization. MECAR, MECAR USA and Titan have similar products and services, similar production processes, common customers, similar methods to sell and distribute their products and operate in a similar regulatory environment.

•	Electronic Security segment consists of VSK, located in Belgium and California, and NSM and Global Microwave Systems (GMS) located near San Diego, California. VSK consists of VSK Electronics N.V., which manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A., which installs security systems; Intelligent Data Capturing Systems N.V., which manufacturers integrated video systems; VIGITEC S.A., which installs networked video surveillance systems; and CMS Security Systems which manufactures access control systems. NSM designs, manufactures, installs and services industrial and law enforcement surveillance products and integrated systems for the law enforcement community and agencies of the Department of Homeland Security and the Department of Defense. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.

•	The Other segment consists of SeaSpace located near San Diego, CA. It designs, manufactures, distributes and services weather and environmental satellite ground reception systems, and manufactures and markets a line of antenna systems.

Allied, the parent company, provides management, business development and related services to its subsidiaries and has no operating activities.

Allied had a net loss of $17,854 for the three months ended March 31, 2007, compared to a net loss of $3,711 for the comparable period of 2006. The 2007 and 2006 net losses resulted from the lack of substantial orders from MECAR’s principal customer, in addition to an increase loss from discontinued operations as a result of the write-down of SeaSpace’s assets. The 2007 net loss was impacted by a non-cash net loss in the fair value of the notes and warrants of $3,374. The Company has a backlog of $58,347 at March 2007, which represents a 19% decrease from the March 2006 backlog of $72,320.

The Company had an operating loss of $8,090 in the current period as compared to $1,848 in the prior period. The increase in the operating loss for the current period resulted from the significant reduction in revenues for the AWE segment, mainly MECAR, as MECAR continues to wait for a replenishment contract from its largest customer. The Company is working to grow its backlog and revenues and on reducing its cost structure.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The table below shows, for the three months ended March 31, 2007 and 2006, certain items from Allied’s condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2007		2006
	Amount	%	Amount	%

Revenue	$19,593	100.0%	$34,705	100.0%
Cost and expenses
Cost of sales	17,036	86.9	26,431	76.2
Selling and administrative	8,175	41.7	7,893	22.7
Research and development	1,520	7.8	1,550	4.4
Depreciation and Amortization	952	4.9	679	2.0

Operating loss	(8,090)	(41.3)	(1,848)	(5.3)
Other income (expense)
Interest income	314	1.6	124	0.4
Interest expense	(2,860)	(14.6)	(2,313)	(6.7)
Gain (loss) from fair value of notes and warrants	(3,374)	(17.2)	567	1.6
Other — net	61	0.3	342	1.0

Loss from continuing opertions before income taxes	(13,949)	(71.2)	(3,128)	(9.0)
Income tax expense (benefit)	295	1.5	(2)	0.0

Net loss from continuing operations, net of tax	(14,244)	(72.7)	(3,126)	(9.0)
Discontinued operations, net of tax	(3,610)	(18.4)	(585)	(1.7)

Net loss	$(17,854)	(91.1)%	$(3,711)	(19.7)%

Revenue.  Allied had revenue of $19,593 in the three months ended March 31, 2007, which was 44% lower than its revenue in the same period of 2006.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Percentage		Percentage
	Amount	of total	Amount	of total

Ammunitions & Weapons Effects	$7,480	38%	$23,484	68%
Electronic Security	12,113	62	11,221	32

Total	$19,593	100%	$34,705	100%

Ammunition & Weapons Effects (“AWE”) Segment revenue for the three months ended March 31, 2007 decreased $16,004 (68%) from the prior period due to lower revenues at MECAR. Revenues for the three months ended March 31, 2007 included $5,098 of revenues from MECAR and $2,382 of revenues from the Marshall, TX operation, as compared to $23,119 in revenues for MECAR and $365 in revenues for the Marshall, TX operation in the prior period. The decrease resulted from a lower volume of MECAR contracts in process due to a continuing delay in the receipt of new orders from its largest customer. The revenues for the Marshall, TX operations were up as a result of Battlefield Effects Simulator contracts and increased manufacturing activities at the facility. Within the AWE segment, MECAR represented 68% or $5,098 of the segment revenue and the Marshall facility represented 32% or $2,382 of the segment revenue. Based on a constant 2006 currency exchange rate for the quarter, the decrease in the first quarter of 2007 would have been $18,440 or 80% from 2006, as compared to an actual decrease of $18,021 or 78% from 2006 levels.

Revenues for the Electronic Security (“ES”) Segment increased $892 (8%) from prior year levels. Revenues for the three months ended March 31, 2007 included $7,878 of revenues at VSK, $1,483 of revenues at GMS and $2,752 of revenues at NSM as compared to $6,690 of revenues at VSK, $2,282 of revenues at GMS and $2,249 of revenues at NSM in the prior period. The VSK Group revenue for the three months was $1,188 higher than the prior year due to an increase in sales volume and an improvement in the currency exchange rate at March 31, 2007 from the prior period. Based on a constant 2006 currency exchange rate, VSK revenues would have had an increase of $540 or 8% from 2006, as compared to an actual increase of $1,188 or 18% from 2006 levels. The revenues for GMS were down by $799 in the three months ended March 31, 2007 compared to the revenues for the three months ended March 31, 2006 as a result of orders being carried over from December 2005. The increase in NSM revenue was primarily due to recognition of contract revenues earned from a new customer in the three months ended March 31, 2007.

Cost of Sales.  Cost of sales as a percentage of sales for the three months ended March 31, 2007 was 87% compared with 76% for the same period in 2006.

	Cost of Sales as a Percentage of Sales by Segment
	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Percentage of		Percentage of
		Segment		Segment
	Amount	Revenue	Amount	Revenue

Ammunitions & Weapons Effects	$10,273	137%	$20,659	88%
Electronic Security	6,763	56	5,772	52

Total	$17,036	87%	$26,431	76%

Cost of Sales for the AWE Segment was $10,273 (137% of segment revenue) in 2007 as compared to $20,659 (88% of segment revenue) in 2006. The decreased cost of sales in the three months ended March 31, 2007 resulted primarily from lower sales activity at MECAR. In the current period, MECAR’s cost of sales exceeded revenues as a result of a low level of revenues on MECAR’s high fixed cost base. MECAR has been effective in temporarily idling much of its workforce through agreements entered into with its labor unions to temporarily reduce its workforce and reducing its fixed cost structure, but still not at a level low enough to offset the lower revenues in the three months ended March 31, 2007. At the current reduced levels of revenue and mix of contracts, MECAR operations remained ineffective in the first quarter of 2007. Gross loss for the AWE segment was $2,793 (37% of segment revenue) in 2007 as compared to gross profit of $2,825 (12% of segment revenue) in the prior period. Gross loss for the three months ended March 31, 2007 consisted of $2,995 loss from MECAR, offset by a gross profit of $202 from Marshall, TX operations, as compared to a gross profit of $2,764 from MECAR and $61 from Marshall, TX operations in the prior period. Marshall had improved margins in the current period as a result of increased sales volume at the facility. In constant U.S. Dollars, based on 2006 currency exchange rates, the gross margin for MECAR would have had a decrease of $247 in the first quarter from 2006.

Cost of Sales for the ES segment was $6,763 (56% of segment revenue) in 2007 as compared to $5,772 (52% of segment revenue) in 2006. Gross profit for the ES segment was $5,350 (44% of segment revenue) in 2007 as compared to $5,449 (48% of segment revenue) in 2006. Gross profit for the three months ended March 31, 2007 consisted of $3,296 from VSK, $972 from GMS and $1,082 from NSM as compared to the gross profits of $2,960 from VSK, $1,828 from GMS and $661 from NSM in the prior year. The decline in margins in the first quarter of 2007 as compared to 2006 was a result of a relatively high level of fixed production costs at GMS and lower revenues in the current period. In constant U.S. Dollars, based on 2006 currency exchange rates, the gross margin for VSK would have had a decrease of $271 in the first quarter from 2006.

Selling and Administrative Expenses.  Selling and Administrative expenses for the quarter ended March 31, 2007 increased $282 over the prior period. As a percentage of revenues, the current period’s Selling and Administrative expenses were 42% of revenues as compared to 22% of revenues in the prior year. The increase in spending was attributed to an $642 increase in Corporate expenses, offset by a $228 decrease in the AWE segment and a $132 decrease in the ES segment. The increase of $642 at the Corporate level resulted from increased spending in legal and professional services of $492 from note holder legal issues and restructuring of operations and higher staffing and compliance costs of $240, offset by decreases in stock compensation expense and other expenses of approximately $90. The decrease of $228 in the AWE segment resulted from reduced spending at the MECAR and Marshall facility in 2007. Overall, staffing at Marshall was reduced from 46 to 37 employees in the first quarter of 2007 due to a restructuring. The decrease of $132 in the ES segment expense was associated with reduced spending at NSM and GMS in 2007 compared to the prior period.

Research and Development.  Research and development costs decreased 2% for the three months ended March 31, 2007 from 2006 levels of $1,550 to $1,520 or 8% of revenues.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses for the quarter ended March 31, 2007 increased $273 or 4% over the prior period. This increase was mainly associated with implementation of ERP system in late 2006 and additional expenses incurred from newly capitalized assets.

Net (Loss) Gain on fair value of Senior Subordinated Convertible Notes and warrants.  The net loss recognized from fair value of senior subordinated convertible notes and warrants was $3,374 in 2007 as compared to net gain of $567 in 2006. This loss was associated with the calculated fair value of the Notes and warrants as of March 31, 2007 as compared to the calculated fair value at March 31, 2006. The fair value of the Notes at March 31, 2007 included estimated additional payments that may be required based on the default notices and the terms of the Notes in the event of default. See Note 7 for a description of this transaction.

Other — Net.  Other — net for the three months ended March 31, 2007 decreased by $281 from 2006. This decrease was associated with the Belgium-based operations not entering into new foreign currency transactions contracts in three months ended March 31, 2007.

Interest Income.  Interest income for the three months ended March 31, 2007 increased by $190 from 2006 levels. The increase was primarily associated with having a higher restricted cash balance of $8,546 at March 31, 2007 as compared to the restricted cash balance of $5,495 at March 31, 2006. In addition, income earned on interest bearing accounts throughout the Company has been affected by higher interest rates.

Interest Expense.  Interest expense for the three months ended March 31, 2007 was $2,860 as compared to 2006 expense of $2,313. This increase was mainly due to an increase in MECAR’s interest expense of $605 in 2007 as a result of a higher interest rates on the balance of outstanding performance bonds and advanced payments guarantees. This increase was offset by a decrease in interest expense incurred by Corporate due to the payoff of the Patriot facility in March 2006 and the write-down of the related amortization expenses.

Pre-Tax Loss

	Pre-Tax Income (Loss) by Segment
	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Percentage of		Percentage of
	Amount	Total revenue	Amount	Total revenue

Ammunitions & Weapons Effects	$(7,277)	(37)%	$(1,326)	(4)%
Electronic Security	124	1	295	1
Corporate	(6,796)	(35)	(2,097)	(6)

Total	$(13,949)	(71)%	$(3,128)	(9)%

Ammunitions & Weapons Effects incurred a pre-tax loss of $7,277 for the three months ended March 31, 2007, versus a pre-tax loss of $1,326 for the comparable period in 2006. The substantial increase in the loss was associated with the significant reduction in revenues at MECAR in 2007 as compared to 2006.

Electronic Security Segment incurred a pre-tax profit for the three months ended March 31, 2007 of $124 as compared to a pre-tax profit of $295 for the comparable period in 2006. This decrease in pre-tax income was mainly due to lower sales activities at GMS. Lower sales and reduced earnings at GMS were offset by increased earnings from the VSK Group and NSM in the current period.

Corporate segment pre-tax loss for the three months ended March 31, 2007 was $6,796 compared to a loss of $2,097 in 2006. This increase in the loss was attributed to a loss on fair value of the senior subordinated convertible notes and higher selling and administrative expenses.

Income Taxes.  The effective income tax rate for the three months ended March 31, 2007 was 2% as compared to zero tax effect in the same period of 2006. The tax expense recorded for the period was associated with the income producing VSK unit that does not file consolidated tax returns with any of the other subsidiaries.

Discontinued Operations.  The loss from discontinued operations for the three months ended March 31, 2007 was $3,610 compared to a loss of $585 in 2006. The write-off of $3,878 of SeaSpace’s intangible assets, including goodwill, which accounted for the 2007 loss, was performed to reflect the value of a nonbinding offer received for the net tangible assets from potential buyers in 2007.

Net Loss.  The Company incurred a $17,854 net loss for the three months ended March 31, 2007 compared with $3,711 net loss in the same period of 2006. This increase in loss mainly resulted from a lower volume of MECAR contracts in process due to the continuing delay in receipt of new orders from its long-standing customer and the loss on the valuation of SeaSpace’s assets in addition to a net loss incurred from the change in the fair value of the senior convertible notes at March 31, 2007 over the same period in the prior year.

Backlog.  As of March 31, 2007, the Company’s backlog was $58,347 compared to $72,320 at March 31, 2006. The March 31, 2007 and March 31, 2006 amounts include unfunded portions of approximately $6,655 and $7,461, respectively, from an ID/IQ federal contract within the ES segment. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting as applicable. The table below shows the backlog by segment for three months ended March 31, 2007 and 2006, respectively.

	Backlog by Segment
	Three Months Ended		Three Months Ended
	March 31, 2007		March 31, 2006
		Percentage		Percentage
	Amount	of total	Amount	of total

Ammunitions & Weapons Effects	$35,231	60%	$49,949	69%
Electronic Security	23,116	40	22,371	31

Total	$58,347	100%	$72,320	100%

The backlog for the Ammunition and Weapons Effects segment decreased mainly as a result of the continuing delay in receipt by MECAR of new orders from its long-standing customers. MECAR continues to expect such orders by the end of the second quarter of 2007. The decrease in the ES segment is mainly due to delay in receipt of new orders by VSK in the first quarter 2007.

Liquidity and Cash Flows

As detailed in this and the following section, the Company has substantial liquidity issues. Operating losses incurred in prior periods have depleted the Company’s liquid assets and the default notices received under a convertible note issued in 2006 further jeopardize the Company’s financial condition.

The Company incurred a net loss of $17,854 in the quarter ended March 31, 2007. The net loss for the quarter ended March 31, 2006 was $3,711. The cash used in operating activities in the quarter ended March 31, 2007 was $4,060 as compared to $1,331 of cash generated in the quarter ended March 31, 2006. For the full year ended December 31, 2006, the Company used $2,400 of cash in operating activities. The Company had a March 31, 2007 balance of cash and equivalents of $6,476 and restricted cash of $8,546.

The $4,060 of cash used in operating activities in the quarter ended March 31, 2007, was largely a result of the net loss from operations. After adjusting the net loss for non-cash items such as depreciation and amortization, amortization of debt issue costs, the net loss on the fair value of notes and warrants, and the loss from discontinued operations, the usage was $8,867. Offsetting the use of cash from the net loss was an increase in cash generated from operating assets and liabilities. The most significant change was cash generated by an increase in accounts payable and accrued liabilities of $4,264 in 2007 compared to $8,312 of cash used for accounts payable and accrued liabilities in the quarter ended March 31, 2006.

The fluctuation in accounts receivable and cost and accrued earnings on uncompleted contracts generated cash of $1,198 in the three months ended March 31, 2007 as compared to using $4,390 of cash in the prior period. In the prior period, MECAR had a higher level of revenue and the balance of the cost and accrued earnings on uncompleted contracts used $6,144 of cash. The Company also used $803 of cash from the reduction of customer deposits in the current period as compared to $10,224 of cash generated in the prior period from an increase in customer deposits.

The Company has ongoing plans in place to reduce the fixed cost structure of its operating units in order to better manage its cash requirements for the remainder of 2007. Based on the current cash burn rate and the timing and capital requirements of an expected substantial new sales contract with MECAR’s largest customer, the Company is looking for additional credit facilities to finance operations for the remainder of 2007. In early 2007, the Company committed to a formal plan to sell SeaSpace, which had previously been reported in the Other operating segment. Any proceeds from the sale will be used to fund the Company’s continuing operations.

Senior Subordinated Convertible Notes

The Company closed a $30,000 senior subordinated convertible debt facility in March 2006. Proceeds net of debt issue costs were approximately $28,000. A total of $15,200 was used to retire existing debt- including the Patriot facility. The remaining $12,800 was used in 2006 to fund working capital and capital expansion. These funds were initially raised to fund operations for a multi-year period, but due to MECAR not receiving a significant order from its largest customer, operating losses of the US subsidiaries, and higher corporate expenditures related to compliance fees and investments in business development, the Company utilized much of the excess cash raised in March 2006 by the end of 2006.

Default Notices

In February and March 2007, the Company received letters from all of the investors in the senior convertible debt asserting events of default under the facility. The Company is currently in discussion with all of the note holders regarding these matters in an attempt to resolve these issues and potentially refinance these notes.

•	In the period February 20, 2007 through March 23, 2007, the Company, received letters, separately, from each of the four note holders alleging events of default, very similar to one another, that dated back to March 9, 2006, the date of inception of the note agreement. All four of these notices demanded acceleration of the notes and redemption of the notes in their entirety. Each of the four note holders seeks payment of the full principal amount, plus a redemption premium equal to 25% of the principal amount and unpaid interest at the default interest rate from inception of the note agreements.

•	The requirements of the debt covenant create further uncertainty regarding the Company’s liquidity position. In addition, the terms of the convertible debt facility required the Company to have an effective registration statement with the SEC for the resale of the common stock underlying the convertible debt and warrants issued in the transaction by January 28, 2007. The Company failed to meet this deadline and is still in the process of responding to SEC comments regarding the registration statement. Additional SEC comments were received as recently as April 24, 2007 and the Company is in the process of responding to that letter. The Company paid $900 in the three months ended March 31, 2007 related to these continuing delays but has ceased making delay payments. The terms of the notes provide that the Company will be in default if the registration statement for the shares of common stock is not effective by March 29, 2007. The Company did not have an effective registration statement by this date. On or after March 30 2007, all four note holders, by separate letter, provided an additional event of default based on the Company’s failure to timely effect the registration of shares of the Company’s common stock. The terms of the notes provide, in the event of default, the holders with the right to demand redemption at a price equal to the sum of the face value of the notes, accrued and unpaid interest, and a redemption premium equal to 25% of the face value of the notes or $7,500.

•	On April 27, 2007, the Company was served notice that Kings Road filed suit in the Southern District of New York seeking payments of the principal amount, redemption premium and accrued and unpaid interest of not less than $16,665.

MECAR Credit Facility Default

In addition, the Company has been in default of the loan covenants with MECAR’s credit facility at March 31, 2007 and December 31, 2006 due to a violation of financial performance covenants. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been reorganizing its business to return to profitability. On February 27, 2007, MECAR received notification from its banks that they were temporarily suspending availability under the existing lines of credit until a meeting could be held to review the status of MECAR’s anticipated contract with its largest customer and the Company’s operating plans and lending requirements for the balance of 2007. Based on the meeting held on March 5, 2007, the temporary suspension was lifted on March 8, 2007. The Company is continuing to work with MECAR’s banking group to come up with a long-term credit solution particularly to accommodate the anticipated contract from MECAR’s principal customer and an agreement in principle was made at the meeting on April 26, 2007 with the banking group.

The Company’s Plan for 2007

The Company anticipates receipt by MECAR of a substantial order from its principal customer and improved performance by its other subsidiaries. This principal customer has been a major customer since the late 1980s: the Company has anticipated receiving this order for approximately two years. The Company has engaged a consultant at MECAR and is in the process of implementing a restructuring plan which will substantially decrease the break-even point at MECAR. The Company has also engaged a financial adviser to assist in cutting costs and improving U.S. operations. The Company is also reviewing its strategic options and has engaged an investment banker to assist in those matters.

In January 2007, the Board of Directors of the Company made the decision to actively pursue the sale of SeaSpace, the sole business that constitutes the Other segment. Management anticipates that the business will be sold in 2007. Proceeds from the sale of the business will be used to fund headquarters expenses and for working capitals needs for the remaining businesses.

In 2007, the Company expects to fund its domestic operations with the cash balance available at December 31, 2006, the proceeds from the sale of SeaSpace, cash generated from the operations of its US subsidiaries, the repayment of outstanding intercompany balances from the Belgium subsidiaries and additional financings. In addition to normal operating costs, the Company could incur additional legal and consulting costs in conjunction with the above discussed letters received from its note holders and the Company’s efforts to restructure its business and evaluate strategic alternatives.

VSK’s operations are expected to generate cash in 2007. The excess of cash can be used to provide additional funding to MECAR’s operations in 2007. The Company is currently evaluating using VSK’s assets to fund MECAR. MECAR’s cash flow should be positive in 2007 assuming that a significant new order is received from a key customer in the Middle East. If MECAR is unable to obtain new orders from its key customer, the Company will have to further restructure costs to minimize losses at MECAR. In late 2006, the Company developed a plan to restructure MECAR’s operations to substantially reduce the subsidiary’s fixed costs and reduce the break-even point in 2007 should the order from its key customer not be realized. The Company may incur significant costs to achieve any permanent cost restructuring at MECAR. The additional costs related to a permanent restructuring of MECAR or increased legal and consulting costs and interest and penalties associated with the Company’s senior notes would have to come from the sale of additional equity by the Company and/or the sale of existing assets.

The Company is considering alternatives including restructuring the existing convertible notes, obtaining new credit facilities to replace the current convertible notes, or selling assets to repay the convertible notes. The Company has hired a financial advisor and an investment banker to assist in the process. There can be no assurance:

•	The Company will be able to get the common shares underlying the convertible debt financing registered,

•	The credit facility at MECAR will not be suspended again and if MECAR fails to meet the financial covenants the banking group will be willing to waive the covenants,

•	The Company will be able to sell SeaSpace in 2007 in order to use the cash proceeds for operations,

•	The Company will be able to issue additional shares of common stock to raise capital as needed,

•	The Company will be able to refinance any of its existing debt if it becomes callable.

The Company has less than $500 of non-firm capital commitments outstanding as of March 31, 2007. No additional capital commitments are necessary to support the Company’s 2007 revenue projections. Management is monitoring the cash situation on a weekly basis and expects that the Company can remain solvent in 2007 if MECAR receives the order it has been working on and SeaSpace is sold in a timely basis. If not, and additional funds are required, the Company may look to issue additional shares of its common stock to support its US operations and/or sell additional European or US based assets. The Company may look to refinance and/or expand the existing credit facility at MECAR with the existing or newly formulated banking group — although such expansion would likely be contingent on receiving additional, significant new orders.

Balance Sheet

The Company’s March 31, 2007 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All Euro values were converted at the March 31, 2007 and December 31, 2006 conversion ratios of 1.3335 and 1.3203, respectively.

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. As mentioned in the Liquidity and Cash Flows discussion, based on the current downturn in operations, the Company is seeking additional funding. Working capital, which includes restricted cash, was $(17,324) at March 31, 2007, which is a decrease of $18,371 from the December 31, 2006 level. At March 31, 2007 and December 31, 2006, the Company has reclassified its senior subordinated convertible notes from long-term obligations to current liabilities on the consolidated balance sheet.

Cash at March 31, 2007 decreased to $15,022 from $27,894 at December 31, 2006. This decrease was mainly attributable to the repayment of $5,751 of bank overdraft, $838 principal paid on the GMS note in February 2007, $1,068 of the Company’s long-term obligations and overall cash used in operating activities from continuing operations of $4,365 in 2007, which included the payment of $900 in penalty and interest to the convertible notes holders.

Accounts receivable at March 31, 2007 decreased by $1,669 from December 31, 2006 primarily as a result of the reduction in billings at MECAR. Costs and accrued earnings on uncompleted contracts increased by $1,308 from year-end 2006 primarily due to in process revenues at MECAR and Marshall facility, which was offset by the substantial completion of two major contracts at NSM in the first quarter of March 31, 2007. Inventories increased in the first quarter from December 31, 2006 by $718 due to having 45-60 days turn around order fulfillment period for the shipment of sales orders. Assets held for sale decreased by $3,718 from December 31, 2006 as a result of the write down of goodwill and intangible assets from the Company’s discontinued operations.

Property, Plant & Equipment, net of accumulated depreciation, and Intangibles remained relatively flat over the two reporting periods with the reduction mainly representing depreciation expense and amortization expense of intangibles with definitive lives for the three months period in 2007.

Accounts payable and accrued liabilities increased by $4,689 from December 31, 2006 as a result of the timing of cash payments at MECAR and U.S based operations. Customer deposits decreased by $650 at March 31, 2007 as compared to December 31, 2006 due to a reduction in customer contracts at MECAR and the US based operations. Senior convertible notes increased by $4,487 from December 31, 2006 level due to the increased fair value of the notes estimated based on the default notices and the terms of the notes with regards to an event of default.

Stockholders’ equity as of March 31, 2007, was positively affected by the increase in the value of the Euro versus the U.S. dollar during the first three months of 2007, resulting in an increase in accumulated other comprehensive income. The Euro appreciated by approximately 1% since the beginning of the year. Additional paid-in capital increased due to the issuance of restricted stock, stock options and employee stock purchases. The net loss for the period caused retained earnings to be reduced from the balance at December 31, 2006.

Cash Flows

The table below provides the summary cash flow data for the periods presented.

	For Three Months Ended
	March 31, 2007	March 31, 2006

Net cash provided by (used in) operating activities	$(4,060)	$1,331
Net cash provided by (used in) investing activities	(1,100)	(1,070)
Net cash provided by (used in) financing activities	(7,664)	20,402

Operating Activities.  The Company used $4,060 of cash from its operating activities during the three months ended March 31, 2007 compared to $1,331 of cash generated during the same period of 2006. The

$4,060 of cash used in operating activities stemmed from the net loss from operations. After adjusting for non-cash items such as depreciation and amortization, amortization of debt issue costs, the net loss on the fair value of notes and warrants, and the loss from discontinued operations, the loss was $8,867. The most significant change was cash generated by an increase in accounts payable and accrued liabilities of $4,264 in 2007. This increase compares to $7,728 of cash used for accounts payable and accrued liabilities in 2006, resulting from an increase in MECAR’s balance of accrued commissions. The fluctuation in accounts receivable and cost and accrued earnings on uncompleted contracts generated cash of $1,198 in the three months ended March 31, 2007 as compared to using $4,390 of cash in the prior period. In the prior period MECAR had a higher level of revenues and the balance of the cost and accrued earnings on uncompleted contracts used $6,144 of cash. The Company also used $803 of cash from the reduction of customer deposits in the current period as compared to $9,710 of cash generated in the prior period from an increase in customer deposits. Cash paid for interest was $1,806 and $976 for the three months ended March 31, 2007 and 2006, respectively. This includes $900 penalties and interest payments made in 2007 from the delay in Form S-1 registration statement. Cash paid for income taxes was $441 and $277 for the three months ended March 31, 2007 and 2006, respectively, and includes federal, international and state taxes.

Investing Activities.  Net cash used in investing activities increased by $30 between the two periods. This stemmed from increased capital expenditures for production equipment and leasehold improvements at MECAR and at the Marshall, TX facility. The Company estimates that it has less than $500 of non-firm capital commitments outstanding as of March 31, 2007.

Financing Activities.  The Company used $7,664 of cash from its financing activities during the three months ended March 31, 2007 whereas $20,402 of cash was generated during the same period of 2006. This difference is primarily a result of the issuance of convertible notes and warrants in March 2006 for $30,000 less the repayment of the Patriot facility. See Note 7 for a description of the transaction. The financing activities of the operating subsidiaries are more fully explained below.

Allied.  The parent company continues to operate based on management fees and dividends received from its subsidiaries. The parent company plans to use the proceeds of the SeaSpace sale to fund operations and raise additional funds in 2007.

MECAR.  MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. MECAR also received cash from an affiliate to fund operations. MECAR will require additional funding that it will look to obtain from an affiliate and outside sources, as required, if a replenishment contract is not received from MECAR’s largest customer. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of March 31, 2007 and 2006, MECAR was not in compliance with both of these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.

VSK Group.  The VSK Group operated solely from cash generated from business operations. The VSK Group is obligated on several mortgages and other long-term obligations.

Other Subsidiaries.  NSM, Titan, GMS, SeaSpace and MECAR USA operated from cash generated from operations and cash infusions by Allied.

Stock Repurchases.  The Company did not repurchase any shares of its common stock during the three months ended March 31, 2007 and does not anticipate repurchasing shares of Company stock during the remainder of 2007.

Off-Balance Sheet Arrangements.  As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2007, the Company is not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have been no such demands.

Trends

•	The Company is focusing on solving its liquidity issues in 2007.

•	The Company expects a significant MECAR order from a principal customer in 2007.

•	The Company continues to work hard to expand MECAR’s market and expects further positive results in 2007 from new customers.

•	The Company has taken steps to reduce the operating costs of its U.S. operations, particularly by reducing the break even at the Marshall, Texas facility, and is taking steps to reduce operating costs in its foreign operations,

•	Titan is now operational and will continue to attempt to maximize work on its Battlefield Effects Simulator contract.

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

A complete discussion of these policies is contained in our Form 10-K filed on March 23, 2007 with the Securities and Exchange Commission for the period ending December 31, 2006. There were no significant changes to the critical accounting policies discussed in the Company’s 10-K filed for December 31, 2006.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes- an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. There has been no change in our financial position and results of operations due to the adoption of FIN 48.

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
March 31, 2007
(Thousands of Dollars)

ITEM 3.	QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

Allied is exposed to market risk from foreign currency fluctuations and interest rate changes. Allied uses derivatives to manage some portion of these risks. As of March 31, 2007 and December 31, 2006 all of the derivatives were related to actual or anticipated exposures of the Company’s transactions.

Approximately 66% and 86% of the Company’s revenue for the three months ended March 31, 2007 and 2006, respectively, were derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net loss for the three months ended March 31, 2007 and 2006 by approximately $678 and $5, respectively. A 10% change in the value of the Euro would impact reported total assets at March 31, 2007 and December 31, 2006 by $9,568 and $10,980, respectively.

At March 31, 2007, Allied had $15,022 of cash (including restricted cash). Assuming all the cash was available for investment for the entire period; a 1% change in interest rates would impact interest income and cash and restricted cash balances for the three months ended March 31, 2007 and 2006 by $38 and $85, respectively, in each period. The fair value of the Company’s fixed rate debt would also change based on interest rate changes.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES

1.  Evaluation of disclosure controls and procedures

Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of March 31, 2007 covered by this quarterly report. In our Annual Report on Form 10-K for the year ended December 31, 2006, the Company identified two material weaknesses in its internal control over financial reporting as follows: 1) the Company’s Belgian Subsidiary, MECAR SA did not have proper maintenance of an appropriate contract cost accounting ledger; and 2) controls relating to financial reporting processes were inadequate.

In response to the material weaknesses in internal control over financial reporting described above, management is taking the following steps to remediate those material weakness: (1) Contract Accounting: We have implemented effective new processes and procedures for documenting and accounting for contract costs. In 2006, we upgraded our MRP SAP system at MECAR and are continuing to develop procedures to ensure the accuracy and timeliness of the information and transactions that are processed in the system; (2) We have put in place tighter controls to ensure consistency and transparency in subsidiary reporting which should enable us to provide timely and accurate consolidated financial results. We have put in place a monthly accounting review process with each subsidiary’s management to review both the results of their operations and their current accounting policies and have created a more comprehensive and formalized periodic reporting to the corporate offices from the subsidiaries.

The material weaknesses will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to its effectiveness. The remediation and ultimate resolution of our material weaknesses will be reviewed with the Audit Committee of our Board of Directors. To date, management has not concluded that the material weaknesses have been fully remediated. As such, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2007.

2.  Changes in internal controls

During the first quarter of 2007, the Company implemented changes, as described above, related to the remediation of material weaknesses in internal control over financial reporting with respect to contract accounting and financial reporting. Management is continuing to monitor the effectiveness those controls and will refine them, as needed, to ensure full remediation.

PART II. OTHER INFORMATION

Item 5.	Legal Proceedings

On April 27, 2007, the Company was served notice that Kings Road filed suit in the Southern District of New York seeking payments of the principal amount, redemption premium and accrued and unpaid interest of not less than $16,665. The Company disputes Kings Roads’ claim for payment. The Company is currently in discussions with the note holder in an attempt to resolve this issue.

Item 6.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on February 15, 2007.

At the Annual Meeting, each of the following nominees were elected to the Board of Directors according to the following votes:

Director Name	FOR	WITHHELD

J. H. Binford Peay, III	4,554,765	151,957
Ronald H. Griffith	4,655,225	51,497
Gilbert F. Decker	4,655,510	51,212
John G. Meyer, Jr.	4,555,514	151,208
Charles S. Ream	4,677,827	28,895
John J. Marcello	4,555,519	151,203
Thomas R. Hudson, Jr.	4,678,219	28,503
Frederick G. Wasserman	4,679,602	27,120

At the Annual Meeting, the shareholders ratified the appointment of BDO Seidman LLP as the Company’s independent auditors for 2007 according to the following votes:

FOR	AGAINST	ABSTAIN

4,696,456	4,176	6,090

At the Annual Meeting, the shareholders also voted to approve the potential issuance of Company Common Stock in excess of 20% of the issued and outstanding shares via elimination of the floor price limitations from the anti-dilution provisions of each of the Company’s Senior Subordinated Convertible Notes and related Stock Purchase Warrants according to the following votes:

FOR	AGAINST	ABSTAIN

2,377,052	1,005,269	208,506

Item 7.	Exhibits

Exhibit
No.	Description of Exhibits

10.2	Employment Agreement between Allied and Deborah F. Ricci.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

/s/ Deborah F. Ricci
Deborah F. Ricci
Chief Financial Officer and Treasurer

Date: May 10, 2007