Form 10-Q
period 2007-06-30
ALLIED DEFENSE GROUP INC
filed 2007-08-14
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2007: 7,800,912.

THE ALLIED DEFENSE GROUP, INC.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	June 30,	December 31,
	2007	2006(a)

ASSETS
Current Assets
Cash and cash equivalents	$6,159	$19,493
Restricted cash	6,091	8,401
Accounts receivable, net	15,524	17,513
Costs and accrued earnings on uncompleted contracts	15,652	25,534
Inventories, net	25,237	24,393
Prepaid and other current assets	3,778	4,107
Assets held for sale	3,422	7,829

Total current assets	75,863	107,270

PROPERTY, PLANT AND EQUIPMENT, NET	31,837	32,850

Other Assets
Intangible assets, net	9,048	9,651
Goodwill	16,335	16,243
Other assets	145	2,031

Total other assets	25,528	27,925

TOTAL ASSETS	$133,228	$168,045

CURRENT LIABILITIES
Senior subordinated convertible notes	$—	$26,907
Bank overdraft facility	9,057	13,702
Current maturities of long-term debt	9,216	9,693
Accounts payable	16,722	12,092
Accrued liabilities	16,934	16,565
Deferred revenue	1,347	1,470
Customer deposits	12,061	19,906
Foreign exchange contracts	8	6
Income taxes	4,097	3,881
Liabilities held for sale	2,443	2,001

Total current liabilities	71,885	106,223

LONG TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	3,496	4,689
Senior secured convertible notes	32,607	—
Deferred tax liability, non-current	15	15
Derivative instrument	294	1,192
Other long-term liabilities	576	579

Total long-term obligations	36,988	6,475

TOTAL LIABILITIES	108,873	112,698

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 7,800,912 at June 30, 2007 and 6,440,944 at December 31, 2006	780	644
Capital in excess of par value	53,428	43,312
Retained deficits	(48,640)	(6,631)
Accumulated other comprehensive income	18,787	18,022

Total stockholders’ equity	24,355	55,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$133,228	$168,045

(a)	Condensed consolidated balance sheet as of December 31, 2006, has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$14,912	$30,060	$34,505	$64,765
Cost and expenses
Cost of sales	15,733	24,072	32,769	50,503
Selling and administrative	9,878	8,773	18,998	17,345
Research and development	2,160	1,859	3,680	3,409

Operating loss	(12,859)	(4,644)	(20,942)	(6,492)

Other income (expenses)
Interest income	106	162	420	286
Interest expense	(5,426)	(1,402)	(8,286)	(3,715)
Net (loss) gain on fair value of senior convertible notes and warrants	(4,392)	447	(7,766)	1,014
Other-net	(45)	617	9	959

	(9,757)	(176)	(15,623)	(1,456)

Loss from continuing operations before income taxes	(22,616)	(4,820)	(36,565)	(7,948)
Income tax expense	484	2	779	—

Loss from continuing operations	(23,100)	(4,822)	(37,344)	(7,948)
Discontinued operations, net of tax	(1,055)	(211)	(4,665)	(796)

NET LOSS	$(24,155)	$(5,033)	$(42,009)	$(8,744)

Loss per share — basic and diluted:
Net loss from continuing operations	$(3.52)	$(0.80)	$(5.74)	$(1.32)
Net loss from discontinued operations	(0.16)	(0.03)	(0.72)	(0.13)

Total loss per share — basic and diluted	$(3.68)	$(0.83)	$(6.46)	$(1.45)

Weighted average number of common shares:
Basic	6,559,295	6,037,280	6,510,211	6,029,251
Diluted	6,559,295	6,037,280	6,510,211	6,029,251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital	Retained	Other	Total
	Stock, No		$.10	in Excess	Earnings	Comprehensive	Stockholders’
	Par Value	Shares	Par value	of Par Value	(Deficit)	(Loss) Income	Equity

Balance at January 1, 2006	$—	5,982,008	$598	$34,354	$34,466	$12,075	$81,493
Common stock awards	—	16,584	2	761	—	—	763
Retired stocks	—	(1,345)	—	(29)	—	—	(29)
Common stock issued in Private Placement	—	400,000	40	6,644	—	—	6,684
Employee stock purchase plan purchases	—	7,530	1	151	—	—	152
Exercise of stock options	—	36,167	3	397	—	—	400
Warrants issued	—	—	—	373	—	—	373
Directors’ deferred stock compensation	—	—	—	164	—	—	164
Issue of stock options	—	—	—	497	—	—	497
Comprehensive loss:
Net loss for the year	—	—	—	—	(41,097)	—	(41,097)
Currency translation adjustment	—	—	—	—	—	5,947	5,947

Total comprehensive loss	—	—	—	—	—	—	(35,150)

Balance at December 31, 2006	$—	6,440,944	$644	$43,312	$(6,631)	$18,022	$55,347

Common stock awards	—	32,631	3	573	—	—	576
Employee stock purchase plan purchases	—	39,337	4	305	—	—	309
Common stock issued to noteholders	—	1,288,000	129	9,415	—	—	9,544
Directors’ deferred stock compensation	—	—	—	(311)	—	—	(311)
Issue of stock options	—	—	—	134	—	—	134
Comprehensive loss:
Net loss for the six months ended	—	—	—	—	(42,009)	—	(42,009)
Currency translation adjustment	—	—	—	—	—	765	765

Total comprehensive loss							(41,244)

Balance at June 30, 2007	$—	7,800,912	$780	$53,428	$(48,640)	$18,787	$24,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities
Net loss	$(42,009)	$(8,744)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,714	3,246
Amortization of debt discount and debt issue costs	3,235	1,420
Unrealized losses (gains) on forward contracts	2	(964)
Loss (gain) on sale of fixed assets	2	(10)
Net loss (gain) related to fair value of notes and warrants	7,766	(1,014)
Provision for estimated losses on contracts	1,294	292
Interest and penalties converted to debt principal	1,204	—
Provision for uncollectible accounts	(209)	—
Provision for inventory obsolescence	1,124	—
Deferred taxes	—	175
Common stock and stock option awards	757	570
Deferred director stock awards	(311)	74
Discontinued operations, net of tax	4,665	796
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued business
Restricted cash	2,447	(1,577)
Accounts receivable	2,567	(5,053)
Costs and accrued earnings on uncompleted contracts	10,227	9,684
Inventories	(1,584)	3,085
Prepaid and other current assets	381	1,951
Accounts payable and accrued liabilities	3,002	(12,244)
Deferred revenue	750	1,007
Customer deposits	(8,984)	9,586
Deferred compensation	(11)	27
Income taxes	136	(523)

Net cash provided by (used in) operating activities — continuing operations	(9,835)	1,784
Net cash provided by operating activities — discontinued operations	144	312

Net cash provided by (used in) operating activities	(9,691)	2,096

	Six Months Ended June 30,
	2007	2006

Cash flows from investing activities
Capital expenditures	(1,593)	(2,542)
Payment for acquisitions	—	(173)
Proceeds from sale of fixed assets	12	—

Net cash used in investing activities — continuing operations	(1,581)	(2,715)
Net cash used in investing activities — discontinued operations	(51)	(5)

Net cash used in investing activities	(1,632)	(2,720)

Cash flows from financing activities
Bank overdraft payments	(4,861)	(4,457)
Principal payments on long-term borrowing	(871)	(14,015)
Debt issue costs	(1,098)	(1,908)
Repayment on capital lease obligations	(1,039)	(1,331)
Proceeds from issuance of long-term debt	5,376	30,010
Net increase in short-term borrowings	—	2,700
Proceeds from employee stock purchases	263	66
Proceeds from option exercises	—	401

Net cash provided by (used in) financing activities	(2,230)	11,466

Net change in cash of discontinued operations	90	(139)
Effects of exchange rate on cash	129	382

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,334)	11,085
Cash and cash equivalents at beginning of period	19,493	7,544

Cash and cash equivalents at end of period	$6,159	$18,629

Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$2,900	$2,453
Taxes	$646	$712
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Warrants issued in conjunction with senior secured credit facility	$—	$2,387
GMS Acquisition (shares and Nasiri note)	$—	$173
Issuance of common stock in exchange of convertible notes	$9,544	$—
Interest and financing charges converted to debt principal	$1,580	$—
Capital leases	$2	$1,299

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

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

Liquidity and Cash Flows

Operating losses incurred in prior periods and the default notices received under senior subordinated convertible notes issued in 2006 depleted the Company’s liquid assets and left the Company with the previously reported substantial liquidity issues and jeopardized the Company’s financial condition. Funds obtained from the refinancing completed in June and July 2007 have eased short term liquidity issues. However, long-term liquidity is dependent on improved operations and possible future divestitures of operating units over time.

The Company incurred a net loss of $42,009 in the six months ended June 30, 2007. The net loss for the six months ended June 30, 2006 was $8,744. The cash used in operating activities in the six months ended June 30, 2007 was $9,691 as compared to $2,096 of cash generated in the six months ended June 30, 2006. For the full year ended December 31, 2006, the Company used $2,400 of cash in operating activities. The Company had a June 30, 2007 balance of cash and equivalents of $6,159 and restricted cash of $6,091.

The $9,691 of cash used in operating activities in the six months ended June 30, 2007, was largely a result of the net loss from operations. After adjusting the net loss for non-cash items such as depreciation and amortization, amortization of debt issue costs, the net loss on the fair value of notes and warrants and the loss from discontinued operations, the net loss was $18,766 in 2007 as compared to the net loss of $4,159 in 2006. Offsetting the use of cash from the net loss was an increase in cash generated from operating assets and liabilities. The most significant change was cash generated by an increase in accounts payable and accrued liabilities of $3,002 in 2007 compared to $12,244 of cash used for accounts payable and accrued liabilities in the six months ended June 30, 2006.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fluctuation in accounts receivable and cost and accrued earnings on uncompleted contracts generated cash of $12,794 in the six months ended June 30, 2007 as compared to $4,631 of cash generated in the prior period. The Company also used $8,984 of cash from the reduction of customer deposits in the current period as compared to $9,586 of cash generated in the prior period as a result of lower revenues and customer deposits in the current year.

The Company has ongoing plans in place to reduce the fixed cost structure of its operating units in order to better manage its cash requirements for the remainder of 2007 and 2008. The Company has plans to use the funds from the financing completed in June and July 2007 and the net proceeds from the July 2007 sale of SeaSpace for continuing operations. The Company’s net proceeds of the SeaSpace sale was $658 after $867 of the proceeds was offered and repaid to its note holders. Based on the anticipated cash burn rate and the timing and capital requirements of the substantial new sales contract with MECAR’s largest customer that was received in July 2007, the Company is looking for additional funding for operations for the remainder of 2007 and 2008. The Company will look to use the proceeds of other sales of the Company’s subsidiaries to fund continuing operations as required. In addition, the Company is looking to secure additional financing with two local government entities in Belgium for use at MECAR.

Resolution of Note Holder Disputes

In February and March 2007, the Company received letters from all of the convertible note holders asserting events of default under the facility. On or after March 30 2007, all four note holders, by separate letter, provided an additional event of default based on the Company’s failure to timely effect the registration of shares of the Company’s common stock. On April 27, 2007, the Company was served notice that Kings Road, one of the note holders, filed suit in the Southern District of New York seeking payment of the principal amount, redemption premium and accrued and unpaid interest of not less than $16,665. As part of its June 19, 2007 agreement with its note holders to refinance its $30,000 convertible notes, the Company and the note holders, at that time, agreed to full and mutual releases of all alleged wrong doings under the prior note holder agreement.

MECAR Credit Facility Default

In addition, the Company has been in default of the loan covenants with MECAR’s credit facility at June 30, 2007 and December 31, 2006 due to a violation of financial performance covenants. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been reorganizing its business to return to profitability although at several times in the past months, MECAR’s funds have been frozen by the bankgroup as MECAR plans for its operational turnaround. MECAR, based on substantial orders received in July 2007, will require working capital funding in excess of the line of credit provided by the facility. MECAR is expecting over the next several weeks to receive local Belgian government-backed financing for an additional 6,000 Euros for a working capital line of credit facility and a local Belgian government-backed credit facility to provide for up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. The Company will restructure the credit facility and address the MECAR’s failure to meet financial covenants over the next few months. If the Company is not successful in obtaining this financing, it will look to other potential lenders thereby delaying performance on the contract. The Company’s banking syndicate has provided the performance bonds for MECAR’s significant new contract.

Plan for 2007

The Company expects improved performance for MECAR and the other subsidiaries. The Company has engaged a consultant at MECAR and is implementing a restructuring plan which will substantially decrease the break-even point at MECAR. The Company has also engaged a financial adviser to assist in cutting costs

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and improving U.S. operations. In the course of dealing with our liquidity and note holder issues during the first half of 2007, the Company engaged an investment banker. The Company continues to use the services of all three entities. The investment banker was actively involved in negotiating a successful resolution of the Company’s note holder issues, but also in analyzing all of the operating units and advising the Board of Directors on maximizing shareholder value. The Company is exploring all opportunities to bolster liquidity and allow greater focus on core capabilities. The Company will consider the possible divestiture of operating units.

The Company is looking to secure additional financing for the operations for the remainder of 2007 and 2008, there can be no assurance that:

•	The Company will be successful securing additional MECAR financing.

•	The Company will be able to timely divest of certain operating units in order to use the cash proceeds for operations.

•	The Company will be able to meet its financial debt covenants.

The Company has less than $500 of non-firm capital commitments outstanding as of June 30, 2007. No additional capital commitments are necessary to support the Company’s 2007 revenue projections.

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

The unaudited condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries as follows:

•	ARC Europe, S.A. (“ARC Europe”), a Belgian company,

•	Allied Research Corporation Limited (“Limited”), an inactive United Kingdom company,

•	News/Sports Microwave Rental, Inc. (“NSM”), a California corporation,

•	Titan Dynamics Systems, Inc. (“Titan”), a Texas corporation,

•	SeaSpace Corporation (“SeaSpace”), a California corporation (Discontinued Operation),

•	MECAR USA, Inc. (“MECAR USA”), a Delaware corporation,

•	Allied Technology, LLC (“Allied Technology”), a Maryland limited liability company, and

•	Global Microwave Systems, Inc (GMS), a California corporation.

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

Other segment provides products in the area of environmental monitoring and consists solely of SeaSpace. SeaSpace designs, manufactures, distributes and services weather and environmental satellite ground reception systems and manufactures and markets a line of antenna systems. In January, 2007 the Board of Directors of the Company committed to a plan to sell SeaSpace. A sale was completed on July 23, 2007 and the Company recognized a net gain of approximately $562 on the closing date. Accordingly, the results of operations, financial position and cash flows of SeaSpace have been reported as discontinued operations for all periods presented.

Allied, the parent company, provides management and business development services to its subsidiaries and has no operating activities. Significant intercompany transactions have been eliminated in consolidation.

NOTE 3 —	ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Accounts receivable at June 30, 2007 and December 31, 2006 are comprised as follows:

	June 30,	December 31,
	2007	2006

Direct and indirect receivables from governments	$3,017	$6,801
Commercial and other receivables	12,944	11,350

	15,961	18,151
Less: Allowance for doubtful receivables	(437)	(638)

	$15,524	$17,513

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

Costs and accrued earnings on uncompleted contracts totaled $15,652 and $25,534 at June 30, 2007 and December 31, 2006, respectively. The revenue recognized on the contracts in progress for the three and six months ended June 30, 2007 were $2,370 and $10,326, respectively. The revenue recognized on the contracts in progress for the three and six months ended June 30, 2006 were $20,261 and $45,910, respectively.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INVENTORIES

Inventories at June 30, 2007 and December 31, 2006 are comprised as follows:

	June 30,	December 31,
	2007	2006

Raw materials	$18,966	$15,658
Work in process	6,328	7,779
Finished goods	2,665	2,527

	27,959	25,964
Less reserve for obsolescence	(2,722)	(1,571)

	$25,237	$24,393

NOTE 5 —	GOODWILL

The Company had goodwill of $16,335 and $16,243 at June 30, 2007 and December 31, 2006, respectively. The goodwill at June 30, 2007 is comprised of $14,940 related to the ES Segment and $1,395 related to the AWE Segment. The change in goodwill during the six month period ended June 30, 2007 was due to the currency translation adjustment.

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

MECAR is obligated under an agreement (the Agreement), modified in March 2006, with its foreign banking syndicate that provides credit facilities of up to 42,850 Euros (approximately $57,740 USD) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for tax prepayments and working capital. The Agreement requires that MECAR maintain certain net worth and working capital covenants. As of June 30, 2007 and December 31, 2006, MECAR was not in compliance with the facility covenants due to violations of certain financial performance covenants. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been restructuring its business to return to profitability. The Company has committed to the banking group that MECAR will refinance its credit facility, no later than February 28, 2008. MECAR, based on substantial orders received in July 2007, will require working capital funding in excess of the line of credit provided by the facility. MECAR is expecting over the next several weeks to receive local Belgian government-backed financing for an additional 6,000 Euros for a working capital line of credit facility and a local Belgian government-backed credit facility to provide for up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. The Company will restructure the credit facility and address the MECAR’s failure to meet financial covenants over the next few months. If the Company is not successful in obtaining this financing, it will look to other potential lenders thereby delaying performance on the contract. The Company’s banking syndicate has provided the performance bonds for MECAR’s significant new contract. As of June 30, 2007 and December 31, 2006, guarantees and performance bonds of approximately $27,267 and $30,524, respectively, were outstanding. Advances for working capital and tax pre-payments provided for under the bank overdraft facility and amounts formalized with a note, amounted to $13,639 and $18,191 at June 30, 2007 and December 31, 2006, respectively.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	LONG-TERM DEBT

Long-term obligations as of June 30, 2007 and December 31, 2006 consist of the following:

	June 30,	December 31,
	2007	2006

Fair value of Senior secured convertible notes	$32,607	$—
Fair value of Senior subordinated convertible notes	—	26,907
Note related to GMS acquisition, less unamortized discount	5,687	6,431
Mortgage loan agreements	121	152
Loan for CMS Security Systems acquisition	100	100
Other notes payable	4,587	4,497
Capital leases and other	2,217	3,202

Total long-term debt	45,319	41,289
Less current maturities	(9,216)	(36,600)

Long-term debt, less current maturities and unamortized discount	$36,103	$4,689

On March 9, 2006, the Company entered into a Securities Purchase Agreement with four purchasers for the private placement of senior subordinated convertible notes (the “ Initial Notes”) in the principal amount of $30,000 and related warrants to purchase common stock of the Company (the “2006 Transactions”). In connection with the 2006 Transactions, the Company entered into a Registration Rights Agreement with the purchasers to file a registration statement to cover the resale of the common stock related to the Notes and warrants.

During the period February 20, 2007 through March 23, 2007, the Company received separate letters from each of the four purchasers asserting the existence of an event of default under the Initial Notes. In addition, one of the purchasers filed suit against the Company based on the alleged default. The terms of the convertible debt facility that was put in place in March 2006 required the Company to have an effective registration statement with the SEC for the resale of the common stock underlying the convertible debt and warrants issued in the Transactions by January 28, 2007. The Company failed to meet this deadline and paid $900 in the three months ended March 31, 2007 related to these continuing delays. The terms of the Initial Notes further provided that the Company would be in default if the registration statement for the shares of common stock was not effective by March 29, 2007. The Company did not have an effective registration statement by this date. On or after March 31, 2007, all four note holders, by separate letter, alleged an additional event of default based on the Company’s failure to timely effect the registration of shares of the Company’s common stock. The terms of the Initial Notes provide, in the event of default, the holders have the right to demand redemption at a price equal to the sum of the face value of the notes, accrued and unpaid interest and a redemption premium equal to 25% of the face value of the notes or $7,500. Furthermore, the terms of the Initial Notes provided that the interest rate will increase to the default rate of 12.5% per annum from the stated rate of 7.5% for the duration of the term of the agreements and the Company would continue to be subject to interest penalties of $300 per month until the registration statement was declared effective. After March 29, 2007, the Company incurred an additional $300 of interest penalties for the month of April and $904 of interest expense of which $362 related to the increase in the interest rate to the default rate.

On June 19, 2007, the Company and each of the purchasers entered into an Amended and Restated Securities Purchase Agreement (the “Amendment Agreement”) to refinance the terms of the original transaction and to provide for the issuance of additional convertible notes totaling up to $15,376. Pursuant to the Amendment Agreement, each purchaser agreed to withdraw the alleged events of default and the one purchaser agreed to dismiss the lawsuit.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior subordinated convertible notes.  On March 9, 2006, the Company issued $30,000 of Initial Notes. In connection with the 2006 Transactions, the Company paid debt issue costs of $1,908 in cash and issued warrants with a fair value of $373 on the date of issue. These debt issue costs were being amortized over the term of the Initial Notes and warrants. At December 31, 2006, the debt issue costs had an unamortized balance of $1,901. As a result of the June 19, 2007 restructuring of the Initial Notes, the Company wrote off the remaining unamortized balance, resulting in a charge to interest expense of $1,749 for the three months ended June 30, 2007. For the three months and six months ended June 30, 2006, the Company incurred $114 and $152 of interest expense related to the amortization of debt issue costs, respectively.

The Initial Notes accrued interest at a rate of 7.5% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash. The Initial Notes mature on March 9, 2011, and were immediately convertible into shares of the Company’s common stock at the conversion price of $26.46 (adjusted to $25.85 when the Company issued common stock in December 2006) per share, subject to certain standard anti-dilution provisions and an adjustment for stock splits. Upon a change of control, as defined in the Notes, the holders of the Notes will have certain redemption rights.

The Company determined that the Initial Notes are hybrid instruments and the warrants are derivatives that should be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The Initial Notes were deemed to have embedded derivatives that required bifurcation. In March, 2006, the Company adopted SFAS 155, Accounting for Certain Hybrid Instruments, which allows the Company to make an irrevocable election to initially and subsequently measure the hybrid financial instrument in its entirety at fair value after having identified all embedded derivative features contained in a hybrid instrument. The Company identified and documented the embedded derivative features, and then irrevocably elected to measure and carry the notes at fair value. At March 9, 2006, the date of issue, the Company determined the fair value of the Initial Notes and warrants issued in the 2006 Transaction had fair values of $29,120 and $2,013, respectively. At the date of issuance, a loss of $1,133 was recorded. At June 26, 2007 (the initial closing date of the refinancing), the Company determined the fair value of the Initial Notes was $36,979. For the period from April 1, 2007 to June 26, 2007 and for the period from January 1, 2007 to June 26, 2007, the loss related to the fair value of the Initial Notes was $4,381 and $8,868, respectively.

Senior secured convertible notes.  On June 19, 2007, the Company entered into the Amendment Agreement with each purchaser whereby the Company exchanged the Initial Notes in the principal amount of $30,000 and $1,204 of unpaid and accrued interest and penalties for Senior Secured Convertible Notes (the “Amended Notes”) in the principal amount of $27,204 and 1,288,000 shares of the Company’s common stock (“Exchange Transaction”). In addition, the Amendment Agreement provided for the issuance of an additional $15,376 of Senior Secured Convertible Notes (the “New Notes”). On June 26, 2007, the Company closed on its first phase of the financing whereby it executed the Exchange Transaction and issued $5,376 of New Notes (“First Closing”). On July 19, 2007, the Company closed on the second phase of financing whereby it issued an additional $10,000 of New Notes (“Second Closing”).

The Company elected to carry both the Initial Notes and the Amended Notes at fair value under SFAS 155. At June 26, 2007, the Company determined the fair value of the Initial Notes was $36,979. In determining fair value, the Company considers all available information, including the terms of any potential settlement and/or modification and the probability of such settlement and/or modification occurring. As a result, the carrying amount of the Initial Notes immediately prior to the closing of the Exchange Transaction reflected the settlement provisions of Amendment Agreement so that the fair value of the Initial Notes immediately prior to the Exchange Transaction equaled the fair value of the common stock issued of $9,544 plus the fair value of the Amended Notes of $27,435.

In connection with the Amendment Agreement, the Company incurred debt issue cost of $1,644 of which $1,268 was paid and the remaining $376 was capitalized into the principal of the New Notes. These debt issue costs were expensed immediately upon execution of the Amendment Agreement as interest expense.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Amended and New Notes, the “Notes”, mature on June 26, 2010, subject to the right of the purchasers to demand payment eighteen months after closing or December 26, 2009. The Notes accrue interest at 8.95%, with accrued interest payable quarterly in arrears. The Company has the option to convert interest through December 31, 2007 to debt principal; thereafter, all interest must be paid in cash or in shares of the Company’s common stock. The Notes are convertible into shares of the Company’s common stock at the conversion price of $9.35 per share, subject to certain standard anti-dilution provisions and an adjustment for stock splits. Upon a change of control, as defined in the Notes or in the event the Company sells both its MECAR S.A. and the VSK Group subsidiaries, the holders will have certain redemption rights.

The Notes are secured by a first lien on all assets of the Company and its domestic subsidiaries; a pledge of the stock of the Company’s domestic subsidiaries; and a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. The Company is required to comply with certain financial covenants based on the Company’s financial performance commencing with the Company’s financial performance for the third quarter of 2007. In addition, the Company is limited in its ability to incur any additional indebtedness.

In connection with the Amendment Agreement, the Company also entered into an Amended and Restated Registration Rights Agreement which requires the Company to have an effective registration statement with the SEC for the resale of the common stock underlying the convertible notes within 365 days of initial closing of the Amendment Agreement or June 26, 2008. The Amended Registration Rights Agreement provides for additional interest and penalties in the event the Company fails to have the registration statement effective within the required time frame. On January 1, 2007, the Company adopted FSP 00-19-2 Accounting for Registration Payment Arrangements. Prior to adopting FSP 00-19-2, the Company’s policy was to accrue liquidated damages when incurred. In accordance with FSP 00-19-2, the Company accrues for interest penalties under FAS 5 Accounting for Contingencies when probable and estimable. At January 1, 2007, liquidated damages under the Initial Note Registration Rights Agreement were not probable or estimable. At March 31, 2007, the liquidated damages were probable and estimable, and the Company accrued $300. As of June 30, 2007, the Company does not believe that such liquidated damages under the Amended and Restated Registration Rights Agreement are probable or estimable and, as such, no accrual was made. The maximum cash penalties under the Amended and Restated Registration Rights Agreement for the failure to timely file the registration statement, assuming an event of default, include the right to demand redemption of the outstanding principal plus a redemption premium of 25% of the outstanding principal and all unpaid interest. In addition, the interest rate would increase from 8.95% to 13.95% for the duration of the Notes and the Company would be subject to interest penalties of 1% of the outstanding principal per month until the registration statement is declared effective. As of June 30, 2007, the outstanding principal amount of $32,580 would result in a $40,725 payment of outstanding principal and redemption premium and a $326 monthly registration delay penalty.

The Company determined that the Notes are hybrid instruments that could be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. On June 26, 2007, the date of issue of the Amended Notes and First Closing of New Notes, the Company elected to adopt SFAS 155, Accounting for Certain Hybrid Instruments, which allows the Company to make an irrevocable election to initially and subsequently measure the Notes in their entirety at fair value after having identified all embedded derivative features contained in each hybrid instrument. At June 26, 2007, the Amended Notes and First Closing of New Notes had fair values of $27,435 and $5,345, respectively, resulting in a gain of $0 and $31, respectively. At June 30, 2007, the Company determined the fair value of the Amended Notes and First Closing of New Notes was $27,291 and $5,317, respectively. For the period from June 26, 2007 to June 30, 2007, the net gain in the fair values of the Amended Notes and First Closing of New Notes as compared to the respective fair values at June 26, 2007 was $144 and $59, respectively. For the three and six months ended June 30, 2007, the net loss related to the calculated fair value adjustments of all Notes was $4,178 and $8,665, respectively.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants  On March 6, 2006, in conjunction with the issuance of the Initial Notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 347,963 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with EITF 00-19, Accounting for Derivative Instruments Index to, and Potentially Settled in, a Company’s Own Stock, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as a derivative instrument and are being recorded and carried at the fair value of the instrument. At June 30, 2007, the Company determined the fair value of the warrants was $294. The Company recorded a loss of $214 and a gain of $899, respectively, for the three and six months ended June 30, 2007 related to the calculated fair value of the warrants.

Loan for Global Microwave Systems acquisition.  On November 1, 2005, the Company entered into a $6,700 loan to fund the acquisition of GMS with the prior owner of GMS. There are no significant covenants. The loan was originally payable in installments over three years bearing interest at the rate of 7.5% per year payable quarterly. On October 11, 2006, the loan was amended to defer the first installment of principal payment of $1,675 from November 1, 2006 to January 31, 2007. The Company repaid one half of the first installment of $1,675 or $838 in February 2007. On February 12, 2007, the loan was further amended to defer, until the earlier of MECAR’s receipt of a down payment on its impending contract or July 1, 2007 (“Deferral Period”), one half of the first installment payment which was due on January 31, 2007. In July 2007, the Company paid the second half of the first installment of $838. During the term of the Deferral Period, the interest rate on the entire loan was increased to 9% per year and an additional $20 per full or partial month during the Deferral Period of interest was due. The Company evaluated both amendments pursuant to the terms of EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments and concluded that neither met the definition of a substantially different debt modification. Therefore, no gain or loss was recorded as a result of either modification. For the six months ended June 30, 2007, the Company incurred additional interest of $100 for the Deferral Period. The outstanding balance of the loan was $5,863 and $6,700 at June 30, 2007 and December 31, 2006, respectively. The unamortized discount of the note was $176 and $269 at June 30, 2007 and December 31, 2006, respectively.

Mortgage Loan Agreements.  The Company is obligated on a mortgage on the VSK Group’s buildings which have a total balance due of $121 and $152 at June 30, 2007 and December 31, 2006, respectively. The notes are secured by the asset that has been financed. There are no significant covenants. The mortgages mature at various dates through 2009, plus interest at rates ranging from 3.9% to 4.5% per year.

Loan for CMS Security Systems acquisition.  The VSK Group entered into a $300 loan to fund the acquisition of CMS Security Systems. The loan is payable in equal installments on August 1, 2005, 2006, and 2007. At June 30, 2007 and December 31, 2006, $100 was owed on this loan. This loan was fully paid on August 1, 2007.

Other notes payable.  At June 30, 2007 and December 31, 2006, MECAR borrowed $4,582 and $4,489, respectively, as a straight loan, within the current credit facility, from one of the banks in their banking facility. In addition, NSM had a note for a vehicle of $5 and $8 at June 30, 2007 and December 31, 2006, respectively.

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

Basic loss per share excludes potential common shares and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings per share includes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is dilutive. The table below shows the calculation of basic and diluted loss per share for the three and six months ended June 30, 2007 and 2006, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss from continuing operations	$(23,100)	$(4,822)	$(37,344)	$(7,948)
Net loss from discontinued operations	(1,055)	(211)	(4,665)	(796)

Net loss	$(24,155)	$(5,033)	$(42,009)	$(8,744)

Weighted average number of basic and diluted shares	6,559,295	6,037,280	6,510,211	6,029,251
Basic & Diluted net loss per share from continuing operations	$(3.52)	$(0.80)	$(5.74)	$(1.32)
Basic & Diluted net loss per share from discontinued operations	(0.16)	(0.03)	(0.72)	(0.13)

Total	$(3.68)	$(0.83)	$(6.46)	$(1.45)

At June 30, 2007 the Company has excluded convertible debentures, stock options and warrants of 3,484,450, 25,719 and 439,593, respectively, since their effect would be anti-dilutive. At June 30, 2006 the Company has excluded convertible debentures, stock options and warrants of 1,133,787, 116,863 and 314,624, respectively, since their effect would be anti-dilutive.

NOTE 9 —	COMPREHENSIVE LOSS

A summary of the components of Comprehensive Loss for the three and six months ended June 30, 2007 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(24,155)	$(5,033)	$(42,009)	$(8,744)
Currency Translation Adjustment	24	1,841	765	2,860

Comprehensive loss	$(24,131)	$(3,192)	$(41,244)	$(5,884)

The currency translation adjustment for the three months and six months ended June 30, 2007 and 2006 resulted from the change in the Euro during the respective periods.

NOTE 10 —	SHARE- BASED COMPENSATION

Total share-based compensation was $193 and $278 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, respectively, the Company incurred $381 and $570 in total share-based compensation. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the six months ended June 30, 2007, the Company granted no options and 13,750 shares of restricted common stock, net of forfeitures. In addition, 18,881 shares were issued to three directors who retired from the Company’s Board of Directors in February 2007 in settlement of the deferred compensation obligations to these directors. During the six months ended June 30, 2006, the Company granted no options and 6,000 shares of its common stock. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model.

NOTE 11 —	INDUSTRY SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Revenues from external customers
Ammunitions & Weapons Effects	$2,682	$18,403	$10,162	$41,887
Electronic Security	12,230	11,657	24,343	22,878

	$14,912	$30,060	$34,505	$64,765

Segment profit (loss) before provision for income taxes
Ammunitions & Weapons Effects	$(9,891)	$(3,037)	$(17,168)	$(4,363)
Electronic Security	(297)	(527)	(173)	(232)
Corporate	(12,428)	(1,256)	(19,224)	(3,353)

	$(22,616)	$(4,820)	$(36,565)	$(7,948)

NOTE 12 —	PROVISION FOR TAXES

As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2007 and applied that rate to its income before income taxes in determining its provision for income taxes for the three and six months ended June 30, 2007 and 2006. For the three and six months ending June 30, 2007, the Company’s consolidated annualized effective tax rate was 2%. For the three and six months ending June 30, 2006, the Company’s consolidated annualized effective tax rate was 0%.

The increase in the annualized effective tax rate for the six months ended June 30, 2007 from the six months ended June 30, 2006 was due primarily to the VSK Group continuing to have pre-tax income and a tax liability and the benefit related to MECAR’s net operating losses no longer being recognized. The Company is no longer recognizing the tax benefit of MECAR’s net operating losses due to a full valuation allowance established in the fourth quarter of 2006. The valuation allowance at MECAR removes the calculation of tax benefits that would be available to offset the VSK Group expense for the six months ended June 30, 2007. The Company has maintained a full valuation allowance on its net deferred assets in the US and at MECAR.

The Company adopted FIN 48 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operations due to the adoption of FIN 48.

As of January 1, 2007, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. The Company elected to continue to report interest and penalties as income taxes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48.

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

Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with SFAS No. 109 Accounting for Income Taxes. At December 31, 2006, the Company had U.S. net operating loss carryforwards of approximately $32,974 which will begin to expire in 2010 and foreign NOLs of approximately $56,379 which may be carried forward indefinitely locally. As of December 31, 2006, the Company had foreign tax credits and alternative minimum tax credits of approximately $2,290 and $458, respectively. The foreign tax credits will begin to expire in 2010 and the alternative minimum tax credits do not expire. A portion of the U.S. net operating loss and tax credit carryforwards are subject to limitations on the amount that can be utilized each year.

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

MECAR is currently under examination by the Belgian tax authorities. The audit covers the 2004 tax year and relates to the calculation of interest expense related to a timing difference on the recognition of unrealized/realized currency exchange gains and losses. The audit is not expected to be completed until the third quarter of 2007. Based on discussions with the tax inspector, management believes that it will be required to pay tax on the unrealized/realized foreign currency gain in 2004, which will be offset by a deduction in 2005 when the Company recorded the gain in its statutory books. Accordingly, at June 30, 2007, the Company recorded a liability of $3,245 for the tax on the foreign currency gains.

On March 23, 2007, the staff of the Division of Enforcement of the United States Securities and Exchange Commission informed the Company that the staff was conducting an inquiry to determine whether there have been any violations of the federal securities laws and requested that the Company voluntarily produce information relating to the Company’s Form 8-K, filed with the Commission on February 9, 2007, which reported certain errors in the Company’s financial statements for the three and nine month periods ended September 30, 2006. The Company complied with the all such requests. On July 26, 2007, the staff informed the Company of the completion of this inquiry and recommended no enforcement action by the Commission.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,650 in net proceeds. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. Theses indemnification provisions have been capped at $1,000.

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

In the first quarter of 2007, the Company committed to a formal plan to sell SeaSpace, which has previously been reported in the Other segment, as part of management’s plan to dispose of certain non-strategic assets of the Company. At March 31, 2007, the Company recorded a loss of $3,878 to write down SeaSpace’s assets to fair value less cost to sell based on nonbinding offers received from potential buyers during the first quarter of 2007. The loss accrual reflects the write-off of intangible assets including goodwill, net of taxes.

On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,650 in net proceeds. The transaction closed on July 23, 2007 and generated a gain, net of costs to sell of $109, of approximately $562 recognized on the closing date. The Company is not expecting to record a significant tax expense or benefit from this transaction.

The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. Theses indemnification provisions have been capped at $1,000.

The following discloses the results of the discontinued operations of SeaSpace for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues	$789	$1,236	$2,847	$2,699
Loss before taxes	(1,055)	(211)	(4,664)	(796)
Loss from discontinued operations, net of tax	(1,055)	(211)	(4,665)	(796)

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the assets and liabilities held for sale related to SeaSpace at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Cash	$156	$247
Accounts receivable, net	709	2,110
Costs and accrued earnings on uncompleted contracts	1,532	211
Inventories, net	415	572
Prepaid and other current assets	72	324
Property, Plant and Equipment, net	532	481
Intangible assets, net	—	2,491
Goodwill	—	1,387
Other assets	6	6

Assets held for sale	$3,422	$7,829

Accounts payable	$549	$681
Accrued liabilities	303	328
Deferred revenue	431	421
Customer deposits	884	309
Long-term debt	276	262

Liabilities held for sale	$2,443	$2,001

NOTE 15 —	SUBSEQUENT EVENT

Senior Secured Convertible Notes

On July 19, 2007, the Company closed on the second phase of financing pursuant to the terms of the Amended and Restated Securities Purchase Agreement dated June 19, 2007, whereby the Company issued an aggregate principal amount of $10,000 of additional senior secured convertible notes. Further details of this transaction are described in Note 7 — Long Term Debt.

Sale of SeaSpace

On July 23, 2007, the Company completed the sale of its SeaSpace subsidiary. Proceeds from the sale totaled $1,650. The Company expects to record a gain of approximately $562 in the third quarter of 2007 related to the sale. Further details of sale are described in Note 14 — Discontinued Operations.

The Allied Defense Group, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2007
(Thousands of Dollars)
(Unaudited)

Overview

Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers’ leading edge products and services. The Company has two main reporting segments, the Ammunition & Weapons Effects (AWE) segment and the Electronic Security (ES) segment. In addition, the Company has a third, Other segment, that solely consists of the Company’s SeaSpace subsidiary. In July 2007, the Company sold the SeaSpace subsidiary. Accordingly, the results of operations, financial position and cash flows of SeaSpace have been reported as discontinued operations for all periods presented. Headquarters expenses are reported separately on the segment reporting schedules.

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

Allied had net losses of $24,155 and $42,009 for the three and six months ended June 30, 2007, compared to net losses of $5,033 and $8,744 for the comparable periods of 2006. The 2007 and 2006 net losses mainly resulted from the lack of substantial orders from MECAR’s principal customer. The substantial increased loss in 2007 resulted from reduced revenues and gross margins, an increase in interest expense, the loss on the fair value of the convertible notes and an increased loss from discontinued operations. The loss for the six months ended June 30, 2007 was impacted by significant charges related to the net loss on the fair value of notes and warrants of $7,766, the registration delay penalty payments of $1,200, the write-down of unamortized debt issue costs of $1,749, the immediate recognition of the costs incurred from the debt restructuring of $1,644 and the write-down of SeaSpace’s intangible assets of $3,878 in the first quarter of 2007.

The Company has a backlog of $59,008 at June 30, 2007, which represents a 2% increase from the June 30, 2006 backlog of $57,903. On July 11, 2007, the Company’s subsidiary MECAR announced that it has successfully negotiated several new orders with various clients in Europe, North America and other export markets, with a total expected value exceeding $170 million over a three year period. Of the $170 million, the segment has already received firm contracts totaling more than $90 million for delivery during 2007 and 2008. The Company expects these new orders to return the Company to profitability in 2008.

On June 19, 2007, the Company reached an agreement with its convertible note holders to refinance its $30,000 senior subordinated convertible notes, to provide additional funding of $15,376 to the Company, and release the Company of all alleged defaults and penalties that were claimed by the note holders earlier in 2007. On June 26, 2007 the Company completed the first closing of this agreement which provided for the exchange of $30,000 of senior subordinated convertible notes and the settlement of $1,204 of unpaid interest and penalties for the issuance of $27,204 of senior secured convertible notes and 1,288,000 shares of the Company’s common stock. In addition, at that time, the Company issued $5,376 of additional senior secured convertible notes, the proceeds of which were used to pay $1,644 in transaction costs and the remainder was available for the Company’s working capital requirements. The Company and the note holders, at that time, agreed to full and mutual releases of all alleged wrong doings under the prior note holder agreement. On July 19, 2007, after the announcement by MECAR of the receipt of significant new sales contracts, the Company completed the second note holder closing that provided $10,000 of additional funding for the Company.

The net proceeds of the note holder refinancing will be used for working capital requirements, particularly related to the significant new sales contracts at MECAR. The working capital requirements at MECAR related to the new contract will require the Company to seek additional financing. The Company is looking to refinance the credit facility at MECAR. The Company has been in default of the loan covenants since December 31, 2006 due to a violation of the financial performance covenants. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been reorganizing its business to return to profitability. MECAR is expecting over the next several weeks to receive local Belgian government backed financing for an additional 6,000 Euros for a working capital line of credit facility and a local Belgian government backed credit facility to provide for up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group as the Company looks to restructure the credit facility on a long term basis.

The Company expects improved performance for MECAR and the other subsidiaries. The Company has engaged a consultant at MECAR and is implementing a restructuring plan which will substantially decrease the break-even point at MECAR. The Company has also engaged a financial adviser to assist in cutting costs and improving U.S. operations. In the course of dealing with our liquidity and note holder issues during the first half of 2007, the Company engaged an investment banker. The Company continues to use the services of all three entities. The investment banker was actively involved in negotiating a successful resolution of the Company’s note holder issues, but also in analyzing all of the operating units and advising the Board of Directors on maximizing shareholder value. The Company is exploring all opportunities to bolster liquidity and allow greater focus on core capabilities. The Company will consider the possible divestiture of operating units.

Results of Operations for the Three Months Ended June 30, 2007 and 2006

The table below shows, for the three months ended June 30, 2007 and 2006, certain items from Allied’s condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended June 30,
	2007		2006
	Amount	%	Amount	%

Revenue	$14,912	100.0%	$30,060	100.0%
Cost and expenses
Cost of sales	15,733	105.5	24,072	80.1
Selling and administrative	9,878	66.2	8,773	29.2
Research and development	2,160	14.5	1,859	6.2

Operating loss	(12,859)	(86.2)	(4,644)	(15.5)
Other income (expense)
Interest income	106	0.7	162	0.5
Interest expense	(5,426)	(36.4)	(1,402)	(4.7)
Gain (loss) from fair value of notes and warrants	(4,392)	(29.5)	447	1.5
Other — net	(45)	(0.3)	617	2.1

Loss from continuing operations before income taxes	(22,616)	(151.7)	(4,820)	(16.0)
Income tax expense (benefit)	484	3.2	2	0.0

Net loss from continuing operations, net of tax	(23,100)	(154.9)	(4,822)	(16.0)
Discontinued operations, net of tax	(1,055)	(7.1)	(211)	(0.7)

Net loss	$(24,155)	(162.0)%	$(5,033)	(16.7)%

Revenue.  Allied had revenue of $14,912 in the three months ended June 30, 2007, which was 50% lower than its revenue in the same period of 2006.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		Percentage		Percentage
	Amount	of total	Amount	of total

Ammunitions & Weapons Effects	$2,682	18%	$18,403	61%
Electronic Security	12,230	82	11,657	39

Total	$14,912	100%	$30,060	100%

Ammunition & Weapons Effects (“AWE”) Segment revenue for the three months ended June 30, 2007 decreased $15,721 (85%) from the prior period due to lower revenues at MECAR. Revenues for the three months ended June 30, 2007 included $1,347 of revenues from MECAR and $1,335 of revenues from the Marshall, TX operation, as compared to $17,776 in revenues for MECAR and $627 in revenues for the Marshall, TX operation in the prior period. The decrease resulted from a lower volume of MECAR contracts in process due to a continuing delay in the receipt of new orders from its largest customer, which was not received until July 2007. The revenues for the Marshall, TX operations were up as a result of Battlefield Effects Simulator contracts and increased manufacturing activities at the facility. Based on a constant 2006 currency exchange rate for the quarter, the decrease in the quarter ended June 30, 2007 for MECAR would have been $16,599 or 93%, as compared to an actual decrease of $16,429 or 92% from 2006 levels.

Revenues for the Electronic Security (“ES”) Segment increased $573 (5%) from prior year levels. Revenues for the three months ended June 30, 2007 included $8,816 of revenues at VSK, $2,391 of revenues at GMS and $1,023 of revenues at NSM as compared to $7,652 of revenues at VSK, $1,945 of revenues at

GMS and $2,060 of revenues at NSM in the prior period. The VSK Group revenue for the three months was $1,164 higher than the prior year due to an increase in sales volume and an improvement in the currency exchange rate from the prior period. Based on a constant 2006 currency exchange rate, VSK revenues would have had an increase of $396 or 5% from 2006, as compared to an actual increase of $1,164 or 15% from 2006 levels. The revenues for GMS were up by $446 or 23% in the three months ended June 30, 2007 compared to the revenues for the three months ended June 30, 2006 as a result of higher order volume received in 2007. The decline of $1,037 in NSM revenue was primarily due to a lag in follow-on contracts with NSM’s largest customer, the U.S. Army, in the three months ended June 30, 2007.

Cost of Sales.  Cost of sales, as a percentage of revenues, for the three months ended June 30, 2007 was 106% compared with 80% for the same period in 2006.

	Cost of Sales as a Percentage of Sales by Segment
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2007		2006
		Percentage of		Percentage of
	Amount	Segment Revenue	Amount	Segment Revenue

Ammunitions & Weapons Effects	$8,666	323%	$17,698	96%
Electronic Security	7,067	58	6,374	55

Total	$15,733	106%	$24,072	80%

Cost of Sales for the AWE Segment was $8,666 (323% of segment revenue) in 2007 as compared to $17,698 (96% of segment revenue) in 2006. The change in cost of sales in the three months ended June 30, 2007 resulted primarily from lower sales activity at MECAR. In the current period, MECAR’s cost of sales exceeded revenues as a result of a low level of revenues on MECAR’s high fixed cost base. MECAR has been effective in temporarily idling much of its workforce through agreements entered into with its labor unions to reduce its fixed cost structure while the open sales contract volume was reduced. The reductions were not at a level low enough to offset the reduced revenues for the three months ended June 30, 2007. Today, based on the restructuring activities, MECAR’s breakeven is estimated at $55 million Euros per year. Gross loss for the AWE segment was $5,984 (223% of segment revenue) in 2007 as compared to gross margin of $705 (4% of segment revenue) in the prior period. Gross loss for the three months ended June 30, 2007 consisted of $5,735 loss from MECAR and $249 loss from Marshall, TX operations, as compared to a gross margin of $299 from MECAR and $406 from Marshall, TX operations in the prior period. Marshall experienced a decline in gross margin in the current period as a result of reduced volume and gross loss at Mecar USA in the second quarter of 2007. In constant U.S. Dollars, based on 2006 currency exchange rates, MECAR would have reported a gross loss of $5,264 rather than the gross loss of $5,735 reported, which would have been a decrease of $471 in the second quarter from the same period in 2006.

Cost of Sales for the ES segment was $7,067 (58% of segment revenue) in 2007 as compared to $6,374 (55% of segment revenue) in 2006. Gross margin for the ES segment was $5,163 (42% of segment revenue) in 2007 as compared to $5,283 (45% of segment revenue) in 2006. Gross margin for the three months ended June 30, 2007 consisted of $3,962 from VSK and $1,484 from GMS, offset by gross loss of $283 from NSM as compared to the gross margins of $3,263 from VSK, $1,379 from GMS and $641 from NSM in the prior year. The decline in gross margin in the second quarter of 2007 as compared to 2006 was a result of a relatively high level of fixed production costs at NSM and lower revenues in the current period. In constant U.S. Dollars, based on 2006 currency exchange rates, VSK would have reported a gross margin of $3,620 rather than the gross margin of $3,962 reported, which would have been a decrease of $342 in the second quarter from the same period in 2006.

Selling and Administrative Expenses.  Selling and Administrative expenses for the three months ended June 30, 2007 increased $1,105 over the prior period. As a percentage of revenues, the current period’s Selling and Administrative expenses were 66% of revenues as compared to 29% of revenues in the prior year. The increase in spending was attributed to a $2,286 increase in Corporate expenses, offset by a $905 decrease in the AWE segment and a $276 decrease in the ES segment. The increase of $2,286 at the Corporate level resulted from increased spending in legal, audit and professional services of $2,487 from note holder legal issues and restructuring of operations and higher staffing costs of $169, offset by decreases in stock compensation expense of $104 and other operating expenses of approximately $266. The decrease of $905 in the AWE segment resulted from reduced spending at the MECAR and Marshall facility in 2007 due to a restructuring of the fixed operating structure at each location. The decrease of $276 in the ES segment expense was associated with reduced spending at NSM and GMS in 2007 compared to the prior period.

Research and Development.  Research and development costs increased 16% for the three months ended June 30, 2007 from 2006 levels of $1,859 to $2,160 or 2% of revenues. The increase in spending was attributable to an increase in cost at MECAR. During the three months ended June 30, 2007, MECAR, with fewer sales contracts in process, had more technical resources focused on Research and Development (R&D).

Net (Loss) Gain on fair value of the Senior convertible notes and warrants. The net loss recognized for the three months ended June 30, 2007 from fair value of the convertible notes and warrants was $4,392 as compared to net gain of $447 for the comparable period in 2006. This loss was associated with the calculated fair value of the convertible notes and warrants as of June 30, 2007 as compared to the calculated fair value at June 30, 2006. In June 2007, the Company exchanged the senior subordinated convertible notes that were outstanding for new senior secured convertible notes and common stock. See Note 7 for a description of these adjustments.

Other — Net.  Other — net for the three months ended June 30, 2007 decreased by $662 from 2006. This decrease was associated with the Belgium-based operations not entering into new foreign currency transaction contracts in the six months ended June 30, 2007.

Interest Income.  Interest income for the three months ended June 30, 2007 decreased by $56 from 2006 levels. Income earned on interest bearing accounts throughout the Company has been affected by higher interest rates, offset by the lower cash levels in 2007 compared to prior comparable period.

Interest Expense.  Interest expense for the three months ended June 30, 2007 was $5,426 as compared to 2006 expense of $1,402. This increase was mainly due to the write-down of outstanding unamortized debt issue costs of $1,749 from the debt restructuring in June 2007, the immediate recognition of costs incurred from the debt restructuring transactions completed in June 2007 (see Note 7) of $1,644 and increased interest expense to the convertible note holders at a higher rate of 12.5% in 2007 compared to the prior year rate of 7.5% in 2006 and registration delay penalties of $300 as a result of the Company’s default relative to a registration delay of the Company’s common stock.

Pre-Tax Loss

	Pre-Tax Income (Loss) by Segment
	Three Months Ended		Three Months Ended
	June 30, 2007		June 30, 2006
		Percentage of		Percentage of
	Amount	Total revenue	Amount	Total revenue

Ammunitions & Weapons Effects	$(9,891)	(66)%	$(3,037)	(10)%
Electronic Security	(297)	(2)	(527)	(2)
Corporate	(12,428)	(84)	(1,256)	(4)

Total	$(22,616)	(152)%	$(4,820)	(16)%

Ammunitions & Weapons Effects segment incurred a pre-tax loss of $9,891 for the three months ended June 30, 2007, versus a pre-tax loss of $3,037 for the comparable period in 2006. The substantial increase in the loss was associated with the significant reduction in revenues matched with the relatively high fixed cost base at MECAR in 2007 as compared to 2006.

Electronic Security segment incurred a pre-tax loss for the three months ended June 30, 2007 of $297 as compared to a pre-tax loss of $527 for the comparable period in 2006. This improvement in pre-tax loss was mainly due to higher sales activities at VSK and GMS in the three months ended June 30, 2007, offset by an increased loss at NSM.

Corporate segment pre-tax loss for the three months ended June 30, 2007 was $12,428 compared to a loss of $1,256 in 2006. This increase in the loss was attributed to the increase loss on fair value of the Notes and warrants of $4,799, higher administrative expenses associated with the Company’s refinancing and restructuring efforts of $2,170 and increased interest expenses of $4,035 in 2007 compared to prior comparable period.

Income Taxes.  The effective income tax rate for the three months ended June 30, 2007 was 2% as compared to zero tax effect in the same period of 2006. The tax expense recorded for the period was associated with the income producing VSK unit that, in conjunction with Belgium law, does not file consolidated tax returns with any of the other subsidiaries.

Discontinued Operations.  The loss from discontinued operations for the three months ended June 30, 2007 was $1,055 compared to a loss of $211 in 2006. This increase in loss was mainly due to a delay in receipt of contracts and a reduction in sales volume, added by a relatively high level of fixed selling and administrative costs in the second quarter of 2007.

Net Loss.  The Company incurred a $24,155 net loss for the three months ended June 30, 2007 compared with $5,033 net loss in the same period of 2006. This increase in loss mainly resulted from a lower volume of MECAR sales contracts in process due to the continuing delay in receipt of new orders from its long-standing customer and significant charges related to the Company’s June 2007 refinancing transaction. The Company recorded a net loss from the change in the fair value of the convertible notes and warrants of $4,392, a write-down of outstanding unamortized debt issue costs of $1,749 related to the Company’s 2006 debt financing transaction, and the immediate recognition of the costs incurred from the restructured debt of $1,644 as compared to a gain of $447 recorded from the fair value of convertible notes and warrants in the same period in the prior year.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

The table below shows, for the six months ended June 30, 2007 and 2006, certain items from Allied’s condensed consolidated statements of operations expressed as a percentage of revenue:

	Six Months Ended June 30,
	2007		2006
	Amount	%	Amount	%

Revenue	$34,505	100.0%	$64,765	100.0%
Cost and expenses
Cost of sales	32,769	95.0	50,503	78.0
Selling and administrative	18,998	55.0	17,345	26.8
Research and development	3,680	10.7	3,409	5.3

Operating loss	(20,942)	(60.7)	(6,492)	(10.0)
Other income (expense)
Interest income	420	1.2	286	0.4
Interest expense	(8,286)	(24.0)	(3,715)	(5.7)
Gain (loss) from fair value of notes and warrants	(7,766)	(22.5)	1,014	1.6
Other — net	9	0.0	959	1.5

Loss from continuing operations before income taxes	(36,565)	(106.0)	(7,948)	(12.3)
Income tax expense (benefit)	779	2.2	—	0.0

Net loss from continuing operations, net of tax	(37,344)	(108.2)	(7,948)	(12.3)
Discontinued operations, net of tax	(4,665)	(13.5)	(796)	(1.2)

Net loss	$(42,009)	(121.7)%	$(8,744)	(13.5)%

Revenue.  Allied had revenue of $34,505 in the six months ended June 30, 2007, which was 47% less than its revenue in the same period of 2006.

	Revenue by Segment
	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		Percentage		Percentage
	Amount	of total	Amount	of total

Ammunitions & Weapons Effects	$10,162	29%	$41,887	65%
Electronic Security	24,343	71	22,878	35

Total	$34,505	100%	$64,765	100%

Ammunition & Weapons Effects (“AWE”) Segment revenue for the six months ended June 30, 2007 decreased $31,725 (76%) from the prior period due to lower revenues at MECAR. Revenues for the six months ended June 30, 2007 included $6,445 of revenues from MECAR and $3,717 of revenues from the Marshall, TX operation, as compared to $40,896 in revenues for MECAR and $991 in revenues for the Marshall, TX operation in the prior period. The decrease resulted from a lower volume of MECAR contracts in process due to a continuing delay in the receipt of new orders from its largest customer, which was not received until July 2007. In July 2007, MECAR announced the receipt of new firm sales contracts for more than $90,000 with delivery required during 2007 and 2008. The revenues for the Marshall, TX operations were up as a result of Battlefield Effects Simulator contracts and increased manufacturing activities at the facility. Based on a constant 2006 currency exchange rate for the quarter, the decrease in the six months period for MECAR would have been $34,935 or 85%, as compared to an actual decrease of $34,451 or 84% from 2006 levels.

Revenues for the Electronic Security (“ES”) Segment increased $1,465 (6%) from prior year levels. Revenues for the six months ended June 30, 2007 included $16,694 of revenues at VSK, $3,874 of revenues at GMS and $3,775 of revenues at NSM as compared to $14,342 of revenues at VSK, $4,227 revenues at GMS and $4,309 of revenues at NSM in the prior period. The VSK Group revenue for the six months was $2,352 higher than the prior year due to an increase in sales volume and an improvement in the currency exchange rate from the prior period. Based on a constant 2006 currency exchange rate, VSK revenues would have had an increased by $1,098 or 8% from 2006, as compared to an actual increase of $2,352 or 16% from 2006 levels. The revenues for GMS were down by $353 in the six months ended June 30, 2007 compared to the revenues for the six months ended June 30, 2006 as a result of orders being carried over from December 2005 into the prior period. The decline of $534 in NSM revenue was primarily due to a lag in follow-on contracts with NSM’s largest customer, the U.S. Army, in the six months ended June 30, 2007.

Cost of Sales.  Cost of sales, as a percentage of revenues, for the six months ended June 30, 2007 was 95% compared with 78% for the same period in 2006.

	Cost of Sales as a Percentage of Sales by Segment
	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		Percentage of		Percentage of
	Amount	Segment Revenue	Amount	Segment Revenue

Ammunitions & Weapons Effects	$18,939	186%	$38,357	92%
Electronic Security	13,830	57	12,146	53

Total	$32,769	95%	$50,503	78%

Cost of Sales for the AWE Segment was $18,939 (186% of segment revenue) in 2007 as compared to $38,357 (92% of segment revenue) in 2006. The change in cost of sales in the six months ended June 30, 2007 resulted primarily from lower sales activity at MECAR. In 2007, MECAR’s cost of sales exceeded revenues as a result of a low level of revenues on MECAR’s high fixed cost base. MECAR has been effective in temporarily idling much of its workforce through agreements entered into with its labor unions to reduce its fixed cost structure while the open sales contract volume was reduced. The reductions were not at a level low enough to offset the reduced revenues for the six months ended June 30, 2007. Today, based on the restructuring activities, MECAR’s breakeven is estimated at $55 million Euros per year. Gross loss for the

AWE segment was $8,777 (86% of segment revenue) in 2007 as compared to gross margin of $3,530 (8% of segment revenue) in the prior period. Gross loss for the six months ended June 30, 2007 consisted of $8,731 loss from MECAR and $46 loss from the Marshall, TX operations, as compared to a gross margin of $3,063 from MECAR and $467 from the Marshall, TX operations in the prior period. Marshall experienced a decline of gross margins in the current period as a result of reduced volume and gross loss at Mecar USA in 2007 as that operating unit continues to build its customer base. Mecar USA became operational in late 2005. In constant U.S. Dollars, based on 2006 currency exchange rates, MECAR would have reported a gross loss of $8,076 rather than the gross loss of $8,731 reported, which would have been a decrease of $655 from the same period in 2006.

Cost of Sales for the ES segment was $13,830 (57% of segment revenue) in 2007 as compared to $12,146 (53% of segment revenue) in 2006. Gross margin for the ES segment was $10,513 (43% of segment revenue) in 2007 as compared to $10,732 (47% of segment revenue) in 2006. Gross margin for the six months ended June 30, 2007 consisted of $7,258 from VSK, $2,456 from GMS, and $799 from NSM as compared to the gross margins of $6,223 from VSK, $3,207 from GMS and $1,302 from NSM in the prior year. The decline of ES segment margins in 2007 as compared to 2006 was a result of a relatively high level of fixed production costs at NSM and lower revenues, offset by an improvement in VSK’s gross margin in the current period. In constant U.S. Dollars, based on 2006 currency exchange rates, VSK would have had reported a gross margin of $6,713 rather than the gross margin of $7,258 reported, which would have been a decrease of $545 in the second quarter from the same period in 2006.

Selling and Administrative Expenses.  Selling and Administrative expenses for the six months ended June 30, 2007 increased $1,653 over the prior period. As a percentage of revenues, the current period’s Selling and Administrative expenses were 55% of revenues as compared to 27% of revenues in the prior year. The increase in spending was attributed to a $3,014 increase in Corporate expenses, offset by a $1,081 decrease in the AWE segment and a $280 decrease in the ES segment. The increase of $3,014 at the Corporate level resulted from increased spending in legal, audit and professional services of $2,724 from note holder legal issues, restructuring of operations and higher staffing costs of $314 and other operating expenses of approximately $148, offset by decreases in stock compensation expense of $172. The decrease of $1,081 in the AWE segment resulted from reduced spending at the MECAR and Marshall Facility in 2007. Overall, staffing at Marshall was reduced from 46 employees at December 31, 2006 to 36 employees at June 30, 2007 during the six month period due to a restructuring. The decrease of $280 in the ES segment expense was associated with reduced spending at NSM and GMS in 2007 compared to the prior period.

Research and Development.  Research and development costs increased 8% for the six months ended June 30, 2007 from 2006 levels of $3,409 to $3,680 or 1% of revenues. The increase in spending was attributable to an increase in cost at MECAR. During the six months ended June 30, 2007, MECAR, with fewer sales contracts in process, had more technical resources focused on Research and Development (R&D).

Net (Loss) Gain on fair value of the Senior convertible notes and warrants. The net loss recognized for the six months ended June 30, 2007 from the fair value of the convertible notes and warrants was $7,766 as compared to net gain of $1,014 for the comparable period in 2006. This loss was associated with the calculated fair value of the Notes and warrants as of June 30, 2007 as compared to the calculated fair value at June 30, 2006. In June 2007, the Company exchanged the senior subordinated convertible notes that were outstanding for new senior secured convertible notes and common stock. See Note 7 for a description of this transaction.

Other — Net.  Other — net for the six months ended June 30, 2007 decreased by $950 from 2006. This decrease was associated with the Belgium-based operations not entering into new foreign currency transaction contracts in the six months ended June 30, 2007.

Interest Income.  Interest income for the six months ended June 30, 2007 increased by $134 from 2006 levels. Income earned on interest bearing accounts has been positively affected by higher interest rates in 2007.

Interest Expense.  Interest expense for the six months ended June 30, 2007 was $8,286 as compared to 2006 expense of $3,715. This increase was mainly due to the write-down of outstanding unamortized debt issue costs of $1,749 from the debt restructuring in June 2007, the immediate recognition of the incurred costs from the debt restructuring transactions completed in June 2007 (see Note 7) of $1,644 and increased interest expense to the convertible note holders at a higher rate of 12.5% in 2007 compared to the prior year rate of 7.5% in 2006 and registration delay penalties of $1,200 as a result of the Company’s default relative to a registration delay of the Company’s common stock. In addition, the increase was impacted by an increase in MECAR’s interest expense of $604 in 2007 as a result of higher interest rates on the balance of outstanding performance bonds and advanced payments guarantees.

Pre-Tax Loss

	Pre-Tax Income (Loss) by Segment
	Six Months Ended		Six Months Ended
	June 30, 2007		June 30, 2006
		Percentage of		Percentage of
	Amount	Total revenue	Amount	Total revenue

Ammunitions & Weapons Effects	$(17,168)	(50)%	$(4,363)	(7)%
Electronic Security	(173)	(1)	(232)	—
Corporate	(19,224)	(55)	(3,353)	(5)

Total	$(36,565)	(106)%	$(7,948)	(12)%

Ammunitions & Weapons Effects segment incurred a pre-tax loss of $17,168 for the six months ended June 30, 2007, versus a pre-tax loss of $4,363 for the comparable period in 2006. The substantial increase in the loss was associated with the significant reduction in revenues matched with the relatively high fixed cost base at MECAR in 2007 as compared to 2006.

Electronic Security segment incurred a pre-tax loss for the six months ended June 30, 2007 of $173 as compared to a pre-tax loss of $232 for the comparable period in 2006. This increase in pre-tax loss was mainly due to lower sales activities at GMS and NSM in 2007.

Corporate segment pre-tax loss for the six months ended June 30, 2007 was $19,224 compared to a loss of $3,353 in 2006. This increase in the loss was attributed to the loss on fair value of the convertible notes and warrants, higher administrative expenses associated with the Company’s refinancing and restructuring efforts and increased interest expenses in 2007 compared to the prior comparable period.

Income Taxes.  The effective income tax rate for the six months ended June 30, 2007 was 2% as compared to zero tax effect in the same period of 2006. The tax expense recorded for the period was associated with the income producing VSK unit that does not file consolidated tax returns with any of the other subsidiaries.

Discontinued Operations.  The loss from discontinued operations for the six months ended June 30, 2007 was $4,665 compared to a loss of $796 in 2006. The current year loss included a write-off of $3,878 of SeaSpace’s intangible assets, including goodwill to reflect the value of initial nonbinding offers received for the net tangible assets from potential buyers in 2007.

Net Loss.  The Company incurred a $42,009 net loss for the six months ended June 30, 2007 compared with $8,744 net loss in the same period of 2006. This increase in loss mainly resulted from a lower volume of MECAR sales contracts in process due to the continuing delay in receipt of new orders from its long-standing customer and significant charges related to the Company’s June 2007 refinancing transaction. The Company recorded a net loss from the change in the fair value of the convertible notes and warrants of $7,766, a write-down of outstanding unamortized debt issue costs of $1,749 related to the Company’s 2006 debt financing transaction, the immediate recognition of the costs incurred from the restructured debt of $1,644 and the loss on the valuation of SeaSpace’s assets of $3,878 as compared to a gain of $1,014 recorded from the fair value of convertible notes and warrants in the same period in the prior year.

Backlog.  As of June 30, 2007, the Company’s backlog was $59,008 compared to $57,903 at June 30, 2006. The June 30, 2007 and 2006 amounts include unfunded portions of approximately $6,297 and $6,858, respectively, from an ID/IQ federal contract within the ES segment. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting as applicable. The table below shows the backlog by segment for six months ended June 30, 2007 and 2006, respectively.

	Backlog by Segment
	June 30, 2007		June 30, 2006
		Percentage		Percentage
	Amount	of total	Amount	of total

Ammunitions & Weapons Effects	$38,669	66%	$37,870	65%
Electronic Security	20,339	34	20,033	35

Total	$59,008	100%	$57,903	100%

The backlog for the Ammunition and Weapons Effects segment and the Electronic Security segment remained consistent between six months ended June 30, 2007 and 2006. In July 2007, MECAR announced that it has successfully negotiated several new orders with various clients in Europe, North America and other export markets, with a total expected value exceeding $170 million over a three year period. Of the $170 million, the segment has already received firm contracts totaling more than $90 million for delivery during 2007 and 2008. The Company expects these new orders to return the Company to profitability in 2008.

Liquidity and Cash Flows

Operating losses incurred in prior periods and the default notices received under senior subordinated convertible notes issued in 2006 depleted the Company’s liquid assets and left the Company with the previously reported substantial liquidity issues and jeopardized the Company’s financial condition. Funds obtained from the refinancing completed in June and July 2007 have eased short term liquidity issues. However, long-term liquidity is dependent on improved operations and possible future divestitures of operating units over time.

The Company incurred a net loss of $42,009 in the six months ended June 30, 2007. The net loss for the six months ended June 30, 2006 was $8,744. The cash used in operating activities in the six months ended June 30, 2007 was $9,691 as compared to $2,096 of cash generated in the six months ended June 30, 2006. For the full year ended December 31, 2006, the Company used $2,400 of cash in operating activities. The Company had a June 30, 2007 balance of cash and equivalents of $6,159 and restricted cash of $6,091.

The $9,691 of cash used in operating activities in the six months ended June 30, 2007, was largely a result of the net loss from operations. After adjusting the net loss for non-cash items such as depreciation and amortization, amortization of debt issue costs, the net loss on the fair value of notes and warrants and the loss from discontinued operations, the net loss was $18,766 in 2007 as compared to the net loss of $4,159 in 2006. Offsetting the use of cash from the net loss was an increase in cash generated from operating assets and liabilities. The most significant change was cash generated by an increase in accounts payable and accrued liabilities of $3,002 in 2007 compared to $12,244 of cash used for accounts payable and accrued liabilities in the six months ended June 30, 2006.

The fluctuation in accounts receivable and cost and accrued earnings on uncompleted contracts generated cash of $12,794 in the six months ended June 30, 2007 as compared to $4,631 of cash generated in the prior period. The Company also used $8,984 of cash from the reduction of customer deposits in the current period as compared to $9,586 of cash generated in the prior period as a result of lower revenues and customer deposits in the current year.

The Company has ongoing plans in place to reduce the fixed cost structure of its operating units in order to better manage its cash requirements for the remainder of 2007 and 2008. The Company has plans to use the funds from the financing completed in June and July 2007 and the net proceeds from the July 2007 sale of SeaSpace for continuing operations. The Company’s net proceeds of the SeaSpace sale was $658 after $867 of the proceeds was offered and repaid to the note holders. Based on the anticipated cash burn rate and the timing and capital requirements of the substantial new sales contract with MECAR’s largest customer that was received in July 2007, the Company is looking for additional funding for operations for the remainder of 2007 and 2008. The Company will look to use the proceeds of other sales of the Company’s subsidiaries to fund continuing operations as required. In addition, the Company is looking to secure additional financing with two local government entities in Belgium for use at MECAR.

Resolution of Note Holder Disputes

In February and March 2007, the Company received letters from all of the convertible note holders asserting events of default under the facility. On or after March 30 2007, all four note holders, by separate letter, provided an additional event of default based on the Company’s failure to timely effect the registration of shares of the Company’s common stock. On April 27, 2007, the Company was served notice that Kings Road, one of the note holders, filed suit in the Southern District of New York seeking payment of the principal amount, redemption premium and accrued and unpaid interest of not less than $16,665. As part of its June 19, 2007 agreement with its note holders to refinance its $30,000 convertible notes, the Company and the note holders, at that time, agreed to full and mutual releases of all alleged wrong doings under the prior note holder agreement.

MECAR Credit Facility Default

In addition, the Company has been in default of the loan covenants with MECAR’s credit facility at June 30, 2007 and December 31, 2006 due to a violation of financial performance covenants. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been reorganizing its business to return to profitability although at several times in the past months, MECAR’s funds have been frozen by the bankgroup as MECAR plans for its operational turnaround. MECAR, based on substantial orders received in July 2007, will require working capital funding in excess of the line of credit provided by the facility. MECAR is expecting over the next several weeks to receive local Belgian government-backed financing for an additional 6,000 Euros for a working capital line of credit facility and a local Belgian government-backed credit facility to provide for up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. The Company will restructure the credit facility and address the MECAR’s failure to meet financial covenants over the next few months. If the Company is not successful in obtaining this financing, it will look to other potential lenders thereby delaying performance on the contract. The Company’s banking syndicate has provided the performance bonds for MECAR’s significant new contract.

Plan for 2007

The Company expects improved performance for MECAR and the other subsidiaries. The Company has engaged a consultant at MECAR and is implementing a restructuring plan which will substantially decrease the break-even point at MECAR. The Company has also engaged a financial adviser to assist in cutting costs and improving U.S. operations. In the course of dealing with our liquidity and note holder issues during the first half of 2007, the Company engaged an investment banker. The Company continues to use the services of all three entities. The investment banker was actively involved in negotiating a successful resolution of the Company’s note holder issues, but also in analyzing all of the operating units and advising the Board of Directors on maximizing shareholder value. The Company is exploring all opportunities to bolster liquidity and allow greater focus on core capabilities. The Company will consider the possible divestiture of operating units.

The Company is looking to secure additional financing for the operations for the remainder of 2007 and 2008, there can be no assurance that:

•	The Company will be successful securing additional MECAR financing.

•	The Company will be able to timely divest of certain operating units in order to use the cash proceeds for operations.

•	The Company will be able to meet its financial debt covenants.

The Company has less than $500 of non-firm capital commitments outstanding as of June 30, 2007. No additional capital commitments are necessary to support the Company’s 2007 revenue projections.

Balance Sheet

The Company’s June 30, 2007 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All Euro values were converted at the June 30, 2007 and December 31, 2006 conversion ratios of 1.3475 and 1.3203, respectively.

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $3,978 at June 30, 2007, which is an increase of $2,931 from the December 31, 2006 level. At December 31, 2006, the Company reclassified its senior subordinated convertible notes from long-term obligations to current liabilities on the consolidated balance sheet as a result of the Company’s receipt of letters from all of the investors in the debt asserting events of default under the facility. Upon the resolution of these issues and the completion of the refinancing agreement in June 2007, the Company has classified its newly issued senior secured convertible notes as long-term obligations on the consolidated balance sheet at June 30, 2007. See Note 7 of the financial statements for a description of this transaction.

Cash, restricted and unrestricted, at June 30, 2007 decreased to $12,250 from $27,894 at December 31, 2006. This decrease was mainly attributable to the repayment of $4,861 of the bank overdraft facility at MECAR, $838 principal paid on the GMS note in February 2007, payment of $1,039 of the Company’s other long-term obligations and cash used in operating activities from continuing operations of $9,691 in 2007.

Accounts receivable at June 30, 2007 decreased by $1,989 from December 31, 2006 primarily as a result of the reduction in billings at MECAR. Costs and accrued earnings on uncompleted contracts decreased by $9,882 from year-end 2006 was primarily due to the substantial completion of major contracts at MECAR and a lack of replenishment contracts at MECAR and NSM in the six months ended June 30, 2007. Inventories increased from December 31, 2006 by $844 due to a component change out and a build up of finished goods for contracts in progress but not ready to ship at the end of the second quarter in the ES segment, offset by an increase in the reserve for obsolescence due to increased aging of MECAR’s inventory as a result of the continuing delay in the receipt of new orders from its largest customer. Assets held for sale decreased by $4,407 from December 31, 2006 primarily associated with the write down of goodwill and intangible assets from the Company’s discontinued operations in 2007.

Property, Plant & Equipment, net of accumulated depreciation, and Intangibles decreased by $1,616 from December 31, 2006. This reduction was mainly associated with the recognition of depreciation expense and amortization expense of intangibles with definitive lives for the six months period in 2007. Other assets decreased from $2,031 at December 31, 2006 to $145 at June 30, 2007. This decline was mainly attributable to the write-down of unamortized debt issued cost in 2007 as a result of debt restructuring completed in June 2007.

The bank overdraft facility declined by $4,645 from December 31, 2006 due to partial repayments made in 2007. Accounts payable and accrued liabilities increased by $4,999 from December 31, 2006 as a result of the timing of cash payments at MECAR and the U.S. based operations. Customer deposits decreased by $7,845 at June 30, 2007 as compared to December 31, 2006 due to a reduction in open customer contracts at MECAR and the US based operations. Senior subordinated convertible notes decreased as the notes were refinanced and replaced by senior secured convertible notes.

In June 2007, the Company retired the $30,000, face value senior subordinated convertible notes and agreed to pay $1,204 of unpaid interest and penalties in exchange for the issuance of $27,204 of senior secured convertible notes and 1,288,000 shares of the Company’s common stock. The Amended Notes mature on June 26, 2010 and become puttable by the holder after December 26, 2008. In addition, the Company issued $5,376 of senior secured convertible notes to raise additional capital. See Note 7 for a full description of the transactions.

Stockholders’ equity as of June 30, 2007, was positively affected by the increase in the value of the Euro versus the U.S. dollar during the first six months of 2007, resulting in an increase in accumulated other comprehensive income. The Euro appreciated by approximately 2% since the beginning of the year. Additional paid-in capital increased due to the issuance of common stock issued in debt refinancing (see Note 7), restricted stock grants, stock options and employee stock purchases. The net loss for the period caused retained earnings to be reduced from the balance at December 31, 2006.

Cash Flows

The table below provides the summary cash flow data for the periods presented.

	For Six Months Ended
	June 30,	June 30,
	2007	2006

Net cash provided by (used in) operating activities	$(9,691)	$2,096
Net cash provided by (used in) investing activities	(1,632)	(2,720)
Net cash provided by (used in) financing activities	(2,230)	11,466

Operating Activities.  The Company used $9,691 of cash from its operating activities during the six months ended June 30, 2007 compared to $2,096 of cash generated during the same period of 2006. This increased in cash usage from its operating activities stemmed from the net loss from operations. After adjusting for non-cash items such as depreciation and amortization, amortization of debt issue costs, the net loss on the fair value of notes and warrants and the loss from discontinued operations, the loss for six months ended June 30, 2007 was $18,766 compared to $4,159 in the prior comparable period. This increase in loss was due to the down turn in MECAR’s operations in addition to higher expenses at Corporate related to the Company’s note holder issues and restructuring efforts. The most significant change in operating assets and liabilities was an increase in cash generated by accounts payable and accrued liabilities of $3,002 in 2007, which resulted from cash constraints. This increase compared to $12,244 of cash used for accounts payable and accrued liabilities in 2006. The fluctuation in accounts receivable and cost and accrued earnings on uncompleted contracts generated cash of $12,794 in the six months ended June 30, 2007 as compared to $4,631 of cash generated in the prior period. In the prior period, MECAR had a higher level of revenues and the balance of the cost and accrued earnings on uncompleted contracts used $9,684 of cash. The Company also used $8,984 of cash from the reduction of customer deposits in the current period as compared to $9,586 of cash generated in the prior period as a result of a decrease in customer deposits. Cash paid for interest was $2,900 and $2,453 for the six months ended June 30, 2007 and 2006, respectively. This includes $900 of penalties in 2007 from the delay in Form S-1 registration statement. Cash paid for income taxes was $646 and $712 for the six months ended June 30, 2007 and 2006, respectively, and includes federal, international and state taxes.

Investing Activities.  Net cash used in investing activities decreased by $1,088 between the two periods. This stemmed from reduced capital expenditures for production equipment and leasehold improvements at MECAR and at the Marshall, TX facility. The Company estimates that it has less than $500 of non-firm capital commitments outstanding as of June 30, 2007.

Financing Activities.  The Company used $2,230 of cash from its financing activities during the six months ended June 30, 2007 whereas $11,466 of cash was generated during the same period of 2006. Cash used in the current period was related to the reduction of MECAR’s bank overdraft facility and payments of long term obligations partially offset by the net proceeds of the first closing of the Company’s note holder refinancing. This difference was primarily a result of the issuance of convertible notes and warrants in March 2006 for $30,000 less the repayment of the Patriot facility. See Note 7 for a description of the transaction. The financing activities of the operating subsidiaries are more fully explained below.

Allied.  The parent company continues to operate based on management fees and dividends received from its subsidiaries. The parent company plans to use the proceeds of the June 2007 refinancing and SeaSpace sale to fund operations.

MECAR.  MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. In addition, approximately $6,800 of the new financing that was completed in June and July 2007 (see Note 7) will be used to fund MECAR operations. MECAR also received cash from an affiliate to fund operations. MECAR will require additional funding to fund the working capital requirements of MECAR’s significant contract awards that were received in July 2007. MECAR is currently in discussion with local Belgian government agencies for additional financing. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of June 30, 2007 and 2006, MECAR was not in compliance with both of these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.

VSK Group.  The VSK Group operated solely from cash generated from business operations. The VSK Group is obligated on a mortgage and other long-term obligations.

Other Subsidiaries.  NSM, Titan, GMS, SeaSpace and MECAR USA operated from cash generated from operations and cash infusions by Allied.

Stock Repurchases.  The Company did not repurchase any shares of its common stock during the six months ended June 30, 2007 and does not anticipate repurchasing shares of Company stock during the remainder of 2007.

Off-Balance Sheet Arrangements.  As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2007, the Company is not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have been no such demands.

Trends

•	The Company has entered into definitive agreements with its convertible note holders to recapitalize the Company and to resolve all outstanding disputes.

•	The Company continues to aggressively manage its liquidity.

•	The Company will consider divesting one or more of its subsidiaries in the coming months to further bolster liquidity and thereby provide greater focus on core capabilities.

•	Reduced revenues at MECAR have overshadowed revenue increases within the Company’s Electronic Segment. With the increase of backlog at MECAR resulting from its new contracts, the Company expects this trend to end in the first quarter of 2008 with significantly improved MECAR revenues through 2009.

•	MECAR has received orders from various clients from within Europe, North America and from export markets totaling more than $170,000 over a two-year period. Of the $170,000, contracts for $90,000 were placed in July 2007 for execution in 2007 and 2008. The remainder has been approved by the client and is subject to the award of a contract, which has been scheduled for early 2008. The Company expects these new orders to return the Company to profitability in 2008.

•	The Company has taken steps to reduce the operating costs of its U.S. operations.

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

The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its unaudited condensed consolidated financial statements:

•	Revenue recognition via the percentage of completion method;

•	Goodwill and intangible asset valuation;

•	Inventory reserves and allowance for doubtful accounts;

•	Derivative instruments;

•	Valuation of Senior secured convertible notes;

•	Valuation of deferred income taxes and income tax reserves.

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
June 30, 2007
(Thousands of Dollars)

ITEM 3.	QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

Allied is exposed to market risk from foreign currency fluctuations and interest rate changes. Allied uses derivatives to manage some portion of these risks. As of June 30, 2007 and December 31, 2006 all of the derivatives were related to actual or anticipated exposures of the Company’s transactions.

Approximately 67% and 85% of the Company’s revenue for the six months ended June 30, 2007 and 2006, respectively, were derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net loss for the six months ended June 30, 2007 and 2006 by approximately $1,546 and $162, respectively. A 10% change in the value of the Euro would impact reported total assets at June 30, 2007 and December 31, 2006 by $8,209 and $10,980, respectively.

At June 30, 2007, Allied had $12,250 of cash (including restricted cash). Assuming all the cash was available for investment for the entire period; a 1% change in interest rates would impact interest income and cash and restricted cash balances for the six months ended June 30, 2007 and 2006 by $61 and $140, respectively, in each period. The fair value of the Company’s fixed rate debt would also change based on interest rate changes.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES

1.  Evaluation of disclosure controls and procedures

Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of June 30, 2007 covered by this quarterly report. In our Annual Report on Form 10-K for the year ended December 31, 2006, the Company identified two material weaknesses in its internal control over financial reporting as follows: 1) the Company’s Belgian Subsidiary, MECAR SA did not have proper maintenance of an appropriate contract cost accounting ledger; and 2) controls relating to financial reporting processes were inadequate.

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

The material weaknesses will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to its effectiveness. The remediation and ultimate resolution of our material weaknesses will be reviewed with the Audit Committee of our Board of Directors. To date, management has not concluded that the material weaknesses have been fully remediated. As such, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2007.

2.  Changes in internal controls

During the six month period ended June 30, 2007, the Company implemented changes, as described above, related to the remediation of material weaknesses in internal control over financial reporting with respect to contract accounting and financial reporting. Management is continuing to monitor the effectiveness those controls and will refine them, as needed, to ensure full remediation.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On April 27, 2007, the Company was served notice that Kings Road filed suit in the Southern District of New York seeking payments of the principal amount, redemption premium and accrued and unpaid interest of not less than $16,665. The Company resolved this issue with the note holder on June 19, 2007 in conjunction with the refinancing and additional funding described in Note 7 of the financial statements. On July 5, 2007, the Company received confirmations of the dismissal of the suit by Kings Road.

Item 1A.	Risk Factors

In addition to the other information set forth in this filing, you should carefully consider the factors described below, as well as those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing Allied. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

WE MAY NOT BE ABLE TO TIMELY REPAY OUR OUTSTANDING INDEBTEDNESS

In June and July 2007, the Company issued $42,580 of senior secured convertible notes and 1,288,000 shares of its common stock in exchange for $30,000 of convertible notes that were previously issued in March 2006, $1,204 of unpaid accrued interest and penalties owed to the note holders and $15,376 of new funds. The new senior secured convertible notes mature on June 26, 2010 and are subject to the right of the purchasers to demand payment eighteen months after the closing or December 26, 2009. The Company’s ability to repay these notes is dependent on improved operations and profitability and possible future divestitures of operating units overtime. The Company may not be able to repay these obligations in a timely manner.

STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF CONVERTIBLE NOTES, WARRANTS, AND STOCK

The terms of the refinancing transaction (“Exchange Transaction”) that the Company completed in June and July 2007 (see Note 7 of the financial statements) could cause significant dilution to our shareholders. The Exchange Transaction provided for the issuance of 1,288,000 shares of the Company’s common stock in addition to the issuance of $42,580 of notes that are convertible into the Company’s common stock at $9.35 per share. In addition, the notes provide for the payment of interest at the rate of 8.95% per annum in cash or stock at the Company’s option.

Additional shares of our common stock could be issued under the Exchange Transaction from (i) conversion of the Notes; (ii) payment of interest on the Notes; and/or (iii) exercise of the warrants. Up to 7,337,000 additional shares of the common stock could be issued as follows:

•	4,553,969 shares to provide for the conversion of the Notes.

•	1,200,000 shares for 1) payment of interest on the notes in the Company’s stock for two quarters and 2) the payment of interest in the Company’s stock in future periods at the discretion of the Company in lieu of cash.

•	349,297 shares to provide for the exercise of warrants that are exercisable at $17.97.

•	1,233,734 shares set aside as a reserve that is equal to approximately 20% of the shares required for the conversion and payment of interest on the Notes and exercise of warrants.

Based on the terms of our agreement, both the notes and warrants are subject to anti-dilution provisions and can potentially become more dilutive to the Company.

WE MAY NOT BE ABLE TO REGISTER SHARES UNDERLYING THE SENIOR SECURED CONVERTIBLE NOTES WITHIN THE REQUIRED TIME FRAME

In connection with the Amendment Agreement, the Company also entered into an Amended and Restated Registration Rights Agreement which requires the Company to have an effective registration statement with the SEC for the resale of the common stock underlying the convertible notes within 365 days of initial closing of the Amendment Agreement or June 26, 2008. If we are unable to meet this deadline, the Company could be declared in default. This default could lead to the maximum cash penalties as described in the risk factors below. Maximum cash penalties, assuming an event of default, could include the right to demand redemption of the outstanding principal plus a redemption premium of 25% of the outstanding principal and all unpaid interest. In addition, the interest rate would increase from 8.95% to 13.95% for the duration of the notes and the Company would be subject to interest penalties of 1% of the outstanding principal per month until the registration statement is declared effective.

WE MAY FAIL TO MEET OUR DEBT COVENANTS

According to the terms of the Amended and Restated Securities Purchase Agreement, the Company is now subject to new covenants including quarterly EBITDA Tests, as defined; restrictions on incurring new indebtednesses; and a requirement to announce operating results within a stated timeframe. The Company’s inability to meet these covenants could lead to an event of default.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2007, the Company issued 1,288,000 shares of common stock as part of the Company’s exchange transaction as further detailed in Note 7 of this quarterly filing. These shares are not registered in the Securities and Exchange Commission and were issued pursuant to an exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933. The shares, along with the new senior secured convertible notes in the principal amount of $27,204, were exchanged for the senior subordinated convertible notes in the principal amount of $30,000 and $1,204 of unpaid and accrued interest and penalties. In addition, the Company issued $5,376 of additional senior secured convertible notes pursuant to an exemption set forth in Section 4(2) of the Securities Act of 1933.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.2	Employment Agreement between Allied and Deborah F. Ricci.
10.24	Amended and Restated Securities Purchase Agreement, dated as of June 19, 2007, between The Allied Defense Group, Inc. and the Purchasers.
10.25	Form of Notes.
10.26	Form of Amended and Restated Registration Rights Agreement.
10.27	MECAR Certificate dated July 11, 2007.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

/s/ Deborah F. Ricci
Deborah F. Ricci
Chief Financial Officer and Treasurer

Date: August 14, 2007