Form 10-Q
period 2007-09-30
ALLIED DEFENSE GROUP INC
filed 2007-11-09
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number: 1-11376

The Allied Defense Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-2281015
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Number)

8000 Towers Crescent Drive, Suite 260
Vienna, Virginia 22182
(Address of principal executive offices, including zip code)

(703)847-5268
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2007: 7,860,581.

THE ALLIED DEFENSE GROUP, INC.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	September 30,	December 31,
	2007	2006(a)

ASSETS
Current Assets
Cash and cash equivalents	$50,316	$16,739
Restricted cash	5,223	8,401
Accounts receivable, net	6,097	8,895
Costs and accrued earnings on uncompleted contracts	20,888	25,534
Inventories, net	23,199	22,638
Prepaid and other current assets	2,440	2,885
Assets held for sale	—	31,914

Total current assets	108,163	117,006

PROPERTY, PLANT AND EQUIPMENT, NET	27,892	28,095

Other Assets
Intangible assets, net	8,707	9,609
Goodwill	9,932	11,327
Other assets	116	2,008

Total other assets	18,755	22,944

TOTAL ASSETS	$154,810	$168,045

CURRENT LIABILITIES
Senior subordinated convertible notes	$—	$26,907
Bank overdraft facility	8,833	13,702
Current maturities of long-term debt	7,508	9,515
Accounts payable	13,303	7,883
Accrued liabilities	19,952	15,700
Deferred revenue	—	862
Customer deposits	10,879	19,855
Income taxes	3,567	3,523
Liabilities held for sale	—	8,532

Total current liabilities	64,042	106,479

LONG TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	4,006	4,448
Senior secured convertible notes	40,501	—
Derivative instrument	454	1,192
Other long-term liabilities	613	579

Total long-term obligations	45,574	6,219

TOTAL LIABILITIES	109,616	112,698

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 7,860,581 at September 30, 2007 and 6,440,944 at December 31, 2006	786	644
Capital in excess of par value	53,805	43,312
Retained deficit	(26,357)	(6,631)
Accumulated other comprehensive income	16,960	18,022

Total stockholders’ equity	45,194	55,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$154,810	$168,045

(a)	Condensed consolidated balance sheet as of December 31, 2006, has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$14,442	$17,255	$32,253	$67,677
Cost and expenses
Cost of sales	12,596	15,841	35,930	58,225
Selling and administrative	6,866	7,972	21,922	21,707
Gain on sale of fixed assets	(6)	—	(18)	—
Impairment of goodwill	1,395	—	1,395	—
Research and development	1,029	1,357	3,057	3,266

Operating loss	(7,438)	(7,915)	(30,033)	(15,521)

Other income (expenses)
Interest income	78	429	395	638
Interest expense	(1,743)	(1,313)	(9,949)	(4,967)
Net (loss) gain on fair value of senior convertible notes and warrants	1,080	4,190	(6,686)	5,204
Other-net	(21)	(301)	(154)	580

	(606)	3,005	(16,394)	1,455

Loss from continuing operations before income taxes	(8,044)	(4,910)	(46,427)	(14,066)
Income tax (benefit) expense	(8)	(4,271)	9	(4,271)

Loss from continuing operations	(8,036)	(639)	(46,436)	(9,795)
Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	29,774	—	29,774	—
Income (loss) from discontinued operations	545	1,131	(3,064)	1,543

	30,319	1,131	26,710	1,543
NET EARNINGS (LOSS)	$22,283	$492	$(19,726)	$(8,252)

Earnings (Loss) per share — basic and diluted:
Net loss from continuing operations	$(1.02)	$(0.11)	$(6.65)	$(1.62)
Net earnings from discontinued operations	3.84	0.19	3.82	0.26

Total earnings (loss) per share — basic and diluted	$2.82	$0.08	$(2.83)	$(1.36)

Weighted average number of common shares:
Basic and Diluted	7,897,299	6,059,989	6,987,508	6,039,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital	Retained	Other	Total
	Stock, No		$.10	in Excess	Earnings	Comprehensive	Stockholders’
	Par Value	Shares	Par value	of Par value	(Deficit)	(Loss) Income	Equity

Balance at January 1, 2006	$—	5,982,008	$598	$34,354	$34,466	$12,075	$81,493
Common stock awards	—	16,584	2	761	—	—	763
Retired stocks	—	(1,345)	—	(29)	—	—	(29)
Common stock issued in Private Placement	—	400,000	40	6,644	—	—	6,684
Employee stock purchase plan purchases	—	7,530	1	151	—	—	152
Exercise of stock options	—	36,167	3	397	—	—	400
Warrants issued	—	—	—	373	—	—	373
Directors’ deferred stock compensation	—	—	—	164	—	—	164
Issue of stock options	—	—	—	497	—	—	497
Comprehensive loss:
Net loss for the year	—	—	—	—	(41,097)	—	(41,097)
Currency translation adjustment	—	—	—	—	—	5,947	5,947

Total comprehensive loss							(35,150)

Balance at December 31, 2006	$—	6,440,944	$644	$43,312	$(6,631)	$18,022	$55,347

Common stock awards	—	61,086	6	624	—	—	630
Employee stock purchase plan purchases	—	42,583	4	331	—	—	335
Common stock issued to noteholders	—	1,288,000	129	9,415	—	—	9,544
Directors’ deferred stock compensation	—	—	—	(293)	—	—	(293)
Issue of stock options	—	—	—	176	—	—	176
Exercise of warrants	—	27,968	3	240	—	—	243
Comprehensive loss:
Net loss for the nine months ended	—	—	—	—	(19,726)	—	(19,726)
Currency translation adjustment	—	—	—	—	—	(1,062)	(1,062)

Total comprehensive loss							(20,788)

Balance at September 30, 2007	$—	7,860,581	$786	$53,805	$(26,357)	$16,960	$45,194

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities
Net loss	$(19,726)	$(8,252)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,895	4,689
Impairment of goodwill	1,395	—
Amortization of debt discount and debt issue costs	3,297	1,593
Unrealized losses (gains) on forward contracts	—	(1,212)
Gain on sale of subsidiaries	(29,774)	—
Loss (gain) on sale of fixed assets	(18)	353
Net loss (gain) related to fair value of notes and warrants	6,686	(5,204)
Provision for estimated losses on contracts	1,216	295
Interest and penalties converted to debt principal	1,204	—
Provision for warranty reserves	159	—
Provision for uncollectible accounts	2	450
Provision for inventory obsolescence	1,356	—
Deferred taxes	—	(3,988)
Common stock and stock option awards	1,099	905
Deferred director stock awards	(293)	128
Discontinued operations, net of tax	3,064	(1,543)
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued business
Restricted cash	3,621	(1,642)
Accounts receivable	2,926	699
Costs and accrued earnings on uncompleted contracts	6,221	4,235
Inventories	(598)	6,043
Prepaid and other current assets	569	2,919
Accounts payable and accrued liabilities	8,217	(7,973)
Customer deposits	(10,738)	(521)
Deferred compensation	2	27
Income taxes	(218)	150

Net cash used in operating activities — continuing operations	(15,436)	(7,849)
Net cash provided by operating activities — discontinued operations	3,174	4,512

Net cash used in operating activities	(12,262)	(3,337)

	Nine Months Ended September 30,
	2007	2006

Cash flows from investing activities
Capital expenditures	(2,184)	(3,045)
Payment for acquisitions	—	(473)
Proceeds from sale of subsidiaries	43,474	—
Proceeds from sale of fixed assets	12	—

Net cash provided by (used in) investing activities — continuing operations	41,302	(3,518)
Net cash used in investing activities — discontinued operations	(533)	(1,458)

Net cash provided by (used in) investing activities	40,769	(4,976)

Cash flows from financing activities
Bank overdraft payments	(5,632)	1,934
Principal payments on long-term borrowing	(1,675)	(14,000)
Principal payments on senior secured convertible notes	(867)	—
Debt issue costs	(1,296)	(1,908)
Repayment on capital lease obligations	(1,425)	(1,206)
Proceeds from issuance of long-term debt	15,376	30,000
Net increase in short-term borrowings	—	4,759
Proceeds from employee stock purchases	285	95
Proceeds from option exercises	—	429

Net cash provided by financing activities — continuing operations	4,766	20,103
Net cash used in financing activities — discontinued operations	(251)	(162)

Net cash provided by financing activities	4,515	19,941

Net change in cash of discontinued operations	(2,390)	(2,013)
Effects of exchange rate on cash	2,945	437

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,577	10,052
Cash and cash equivalents at beginning of period	16,739	5,932

Cash and cash equivalents at end of period	$50,316	$15,984

Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$3,695	$3,300
Taxes	$1,018	$1,343
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Warrants issued in conjunction with senior secured credit facility	$—	$2,387
Issuance of common stock in exchange of convertible notes	$9,544	$—
Interest and financing charges converted to debt principal	$1,605	$—
Capital leases	$2	$1,281

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full year.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K) for the period ending December 31, 2006.

As discussed in Note 14, the results of operations, financial position and cash flows of SeaSpace and The VSK Group, previously reported in the Other operating segment and the ES segment, respectively, have been reported as discontinued operations for all periods presented. SeaSpace was sold by the Company in July 2007 and The VSK Group was sold in September 2007. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to the Company’s continuing operations.

Liquidity and Cash Flows

Operating losses incurred in prior periods and the default notices received under senior subordinated convertible notes issued in 2006 depleted the Company’s liquid assets and left the Company with the previously reported substantial liquidity issues and jeopardized the Company’s financial condition. Funds obtained from the refinancing completed in June and July 2007 have eased short term liquidity issues. On September 18, 2007, the Company completed the sale of it’s The VSK Group, which provided net proceeds of $41,932. However, long-term liquidity is dependent on improved operations and possible additional future divestitures of operating units over time. The Company’s Senior Secured Notes mature on June 26, 2010, subject to the right of the purchasers to demand payment eighteen months after closing (this means December 26, 2008 for the notes issued on June 26, 2007 and January 19, 2009 for the notes issued on July 19, 2007).

The net proceeds of The VSK Group sale will be used to provide additional liquidity to the Company and reduce debt. In October 2007, based on the terms of the Company’s senior secured convertible notes, the note holders elected to redeem $19,949 of the outstanding notes leaving the remaining net proceeds available for the Company’s operating liquidity. The Company’s net proceeds of the SeaSpace sale was $675 after $867 of the proceeds was offered and repaid to the note holders.

The Company has ongoing plans in place to reduce the fixed cost structure of its operating units in order to better manage its cash requirements for the remainder of 2007 and 2008. The Company has plans to use the funds from the financing completed in June and July 2007 and the net proceeds after repayment of debt from

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the July 2007 sale of SeaSpace and the September 2007 sale of The VSK Group for continuing operations. Based on the anticipated cash burn rate and the timing and capital requirements of the substantial new sales contract with MECAR’s largest customer received in July 2007, the Company will look to secure additional financing for use at MECAR.

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

MECAR Credit Facility Default

In addition, the Company has been in default of the loan covenants with MECAR’s credit facility at September 30, 2007 and December 31, 2006 due to a violation of financial performance covenants. The Company has obtained a waiver for the year ending December 31, 2006. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been reorganizing its business to return to profitability although at several times in the past months, MECAR’s funds have been frozen by the bankgroup as MECAR plans for its operational turnaround. MECAR, based on substantial orders received in July 2007, will require working capital funding in excess of the line of credit provided by the facility. MECAR is expecting over the next several weeks to receive local Belgian government-backed financing for an additional 6,000 Euros for a working capital line of credit facility and effective July 1, 2007 a local Belgian government-backed credit facility to provide for up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. The Company will restructure the credit facility and address MECAR’s failure to meet financial covenants over the next few months. The Company has committed to the banking group that MECAR will refinance its credit facility, no later than February 28, 2008. If the Company is not successful in obtaining this financing, the Company will look to other potential lenders thereby potentially delaying performance on the significant new contracts. The Company’s banking syndicate has provided the performance bonds and advance payment guarantees for MECAR’s significant new contracts.

Plan for 2007 and 2008

The Company expects improved performance for MECAR and the other subsidiaries. The Company has engaged a consultant at MECAR and is implementing a restructuring plan which will substantially decrease the break-even point at MECAR. The Company has also engaged a financial adviser to assist in cutting costs and improving U.S. operations. In the course of dealing with the liquidity and note holder issues during the first half of 2007, the Company engaged an investment banker. The Company continues to use the services of all three entities. The investment banker was actively involved in negotiating a successful resolution of the Company’s note holder issues, and also in analyzing all of the operating units and advising the Board of Directors on maximizing shareholder value. The Company is exploring all opportunities to bolster liquidity and allow greater focus on core capabilities. The Company will consider the possible divestiture of additional operating units.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, the Company is required to have an effective registration statement with the SEC by June 26, 2008. If the Company fails to have the registration statement declared effective by the SEC within 60 days of this deadline, the Company could have an event of default under the terms of the notes which could lead to cash penalties. If purchasers elect to convert additional portions of their respective Notes into share of the Company’s common stock, the Company will be required to pay make-whole interest payments. These payments represent the remaining interest that would have been paid on the converted amount through June 26, 2010 if the amount had not been converted.

While the Company is looking to secure additional financing for the operations for the remainder of 2007 and 2008, there can be no assurance that:

•	The Company will be successful securing additional MECAR financing.

•	The Company will be successful in its restructuring and turnaround efforts at its subsidiaries.

•	The Company will be able to meet its financial debt covenants.

The Company has less than $500 of firm commitments for capital expenditures outstanding as of September 30, 2007. No additional capital commitments are necessary to support the Company’s 2007 revenue projections.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

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

ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (“MECAR”), Sedachim S.I. S.A., Hendrickx S.A., and The VSK Group. The VSK Group (Discontinued Operation) is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Télé Technique Générale S.A., Intelligent Data Capturing Systems (IDCS) N.V., VIGITEC S.A. and CMS Security Systems.

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

Electronic Security segment consists of The VSK Group, NSM, and GMS. VSK Electronics N.V. manufactures access control, intrusion protection, fire detection and video systems; Télé Technique Générale S.A. installs security systems; Intelligent Data Capturing Systems N.V. manufactures integrated video systems; VIGITEC S.A. installs networked video surveillance systems; and CMS Security Systems manufactures access control systems. NSM designs, manufactures, distributes and services industrial and law enforcement security products and systems. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage. In September 2007, the Board of Directors of the Company committed to a plan to sell The VSK Group. A sale was completed on September 18, 2007 and the Company recognized a net gain of approximately $29,774 on the closing date. Accordingly, the results of operations, financial position and cash flows of The VSK Group have been reported as discontinued operations for all periods presented.

Other segment provides products in the area of environmental monitoring and consists solely of SeaSpace. SeaSpace designs, manufactures, distributes and services weather and environmental satellite ground reception systems and manufactures and markets a line of antenna systems. In January, 2007 the Board of Directors of the Company committed to a plan to sell SeaSpace. A sale was completed on July 23, 2007 with no gain or loss recognized on the closing date. Accordingly, the results of operations, financial position and cash flows of SeaSpace have been reported as discontinued operations for all periods presented.

Allied, the parent company, provides management and business development services to its subsidiaries and has no operating activities. Significant intercompany transactions have been eliminated in consolidation.

NOTE 3 —	ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Accounts receivable at September 30, 2007 and December 31, 2006 are comprised as follows:

	September 30,	December 31,
	2007	2006

Direct and indirect receivables from governments	$2,023	$6,801
Commercial and other receivables	4,710	2,686

	6,733	9,487
Less:Allowance for doubtful receivables	(636)	(592)

	$6,097	$8,895

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

Costs and accrued earnings on uncompleted contracts totaled $20,888 and $25,534 at September 30, 2007 and December 31, 2006, respectively. Revenues recognized on the contracts in progress for the three and nine months ended September 30, 2007 were $11,247 and $21,573, respectively. Revenues recognized on the contracts in progress for the three and nine months ended September 30, 2006 were $14,167 and $60,077, respectively.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 4 —	INVENTORIES

Inventories at September 30, 2007 and December 31, 2006 are comprised as follows:

	September 30,	December 31,
	2007	2006

Raw materials	$17,336	$14,334
Work in process	6,123	7,593
Finished goods	2,702	2,197

	26,161	24,124
Less reserve for obsolescence	(2,962)	(1,486)

	$23,199	$22,638

NOTE 5 —	GOODWILL

The Company had goodwill of $9,932 at September 30, 2007 and $11,327 at December 31, 2006. The goodwill at September 30, 2007 is solely from the ES Segment and is comprised of $6,437 related to GMS and $3,495 related to NSM. As required by SFAS No. 142, the Company performs, at the component level of the segments, a review each year or earlier if an indicator of potential impairment of goodwill exists. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. At September 30, 2007, the Company recorded a loss of $1,395 to write-down Titan’s goodwill based on a nonbinding offer received from a potential buyer of the business during the fourth quarter of 2007. See Note 15 — Subsequent Events for a discussion of the Company’s plan to dispose of Titan.

NOTE 6 —	BANK OVERDRAFT CREDIT FACILITY

MECAR is obligated under an agreement (the Agreement), modified in March 2006, with its foreign banking syndicate that provides credit facilities of up to 42,850 Euros (approximately $61,156 USD) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for tax prepayments and working capital. The Agreement requires that MECAR maintain certain net worth and working capital covenants. As of September 30, 2007 and December 31, 2006, MECAR was not in compliance with the facility covenants due to violations of certain financial performance covenants. The Company has obtained a waiver for the year ending December 31, 2006. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been restructuring its business to return to profitability. The Company has committed to the banking group that MECAR will refinance its credit facility, no later than February 28, 2008. MECAR, based on substantial orders received in July 2007, will require working capital funding in excess of the line of credit provided by the facility. MECAR is expecting over the next several weeks to receive local Belgian government-backed financing for an additional 6,000 Euros for a working capital line of credit facility and effective July 1, 2007 a local Belgian government-backed credit facility to provide for up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. The Company will restructure the credit facility over the next few months. If the Company is not successful in obtaining this financing, the Company will look to other potential lenders thereby potentially delaying performance on the significant new contracts. The Company’s banking syndicate has provided the performance bonds and advance payment guarantees for MECAR’s significant new contracts. As of September 30, 2007 and December 31, 2006, guarantees and performance bonds of approximately $20,045 and $30,524, respectively, were outstanding. Advances for working capital and tax pre-payments

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided for under the bank overdraft facility and notes payable, amounted to $13,685 and $18,191 at September 30, 2007 and December 31, 2006, respectively.

NOTE 7 —	LONG-TERM DEBT

Long-term obligations as of September 30, 2007 and December 31, 2006 consist of the following:

	September 30,	December 31,
	2007	2006

Fair value of Senior secured convertible notes	$40,501	$—
Fair value of Senior subordinated convertible notes	—	26,907
Note related to GMS acquisition, less unamortized discount	4,893	6,431
Other notes payable	4,857	4,497
Capital leases and other	1,764	3,035

Total long-term debt	52,015	40,870
Less current maturities	(7,508)	(36,422)

Long-term debt, less current maturities and unamortized discount	$44,507	$4,448

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior subordinated convertible notes.  On March 9, 2006, the Company issued $30,000 of Initial Notes. In connection with the 2006 Transactions, the Company paid debt issue costs of $1,908 in cash and issued warrants with a fair value of $373 on the date of issue. These debt issue costs were being amortized over the term of the Initial Notes and warrants. At December 31, 2006, the debt issue costs had an unamortized balance of $1,901. As a result of the June 19, 2007 restructuring of the Initial Notes, the Company wrote off the remaining unamortized balance, resulting in a charge to interest expense of $1,749 in June 30, 2007. For the nine months ended September 30, 2006, the Company incurred $1,901 of interest expense related to the amortization of debt issue costs.

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

The Company determined that the Initial Notes are hybrid instruments and the warrants are derivatives that should be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The Initial Notes were deemed to have embedded derivatives that required bifurcation. In March, 2006, the Company adopted SFAS 155, Accounting for Certain Hybrid Instruments, which allows the Company to make an irrevocable election to initially and subsequently measure the hybrid financial instrument in its entirety at fair value after having identified all embedded derivative features contained in a hybrid instrument. The Company identified and documented the embedded derivative features, and then irrevocably elected to measure and carry the notes at fair value. At March 9, 2006, the date of issue, the Company determined the fair value of the Initial Notes and warrants issued in the 2006 Transaction had fair values of $29,120 and $2,013, respectively. At the date of issuance, a loss of $1,133 was recorded. At June 26, 2007 (the initial closing date of the refinancing), the Company determined the fair value of the Initial Notes was $36,979. For the period from January 1, 2007 to June 26, 2007, the loss related to the fair value of the Initial Notes was $8,868.

Senior secured convertible notes.  On June 19, 2007, the Company entered into the Amendment Agreement with each purchaser whereby the Company exchanged the Initial Notes in the principal amount of $30,000 and $1,204 of unpaid and accrued interest and penalties for Senior Secured Convertible Notes (the “Amended Notes”) in the principal amount of $27,204 and 1,288,000 shares of the Company’s common stock (“Exchange Transaction”). In addition, the Amendment Agreement provided for the issuance of an additional $15,376 of Senior Secured Convertible Notes (the “New Notes”). On June 26, 2007, the Company closed on its first phase of the financing whereby it executed the Exchange Transaction and issued $5,376 of New Notes (“First Closing”). On July 19, 2007, mainly as a result of the announcement of a significant new sales contract by MECAR on July 11, 2007, the Company closed on the second phase of financing whereby it issued an additional $10,000 of New Notes (“Second Closing”).

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Amendment Agreement, the Company incurred debt issue cost of $1,671 of which $1,270 was paid and the remaining $401 was included in the principal of the New Notes. These debt issue costs were expensed immediately upon execution of the Amendment Agreement as interest expense.

The Amended and New Notes, the “Notes”, mature on June 26, 2010, subject to the right of the purchasers to demand payment eighteen months after closing (this means December 26, 2008 for the notes issued on June 26, 2007 and January 19, 2009 for the notes issued on July 19, 2007). The Notes accrue interest at 8.95%, with accrued interest payable quarterly in arrears. The Company has the option to convert interest through December 31, 2007 to debt principal; thereafter, all interest must be paid in cash or in shares of the Company’s common stock. The Notes are convertible into shares of the Company’s common stock at the conversion price of $9.35 per share, subject to certain standard anti-dilution provisions and an adjustment for stock splits. Upon a change of control, as defined in the Notes or in the event the Company sells both its MECAR S.A. and The VSK Group subsidiaries, the holders will have certain redemption rights.

The Notes are secured by a first lien on all assets of the Company and its domestic subsidiaries; a pledge of the stock of the Company’s domestic subsidiaries; and a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. The Company is required to comply with certain financial covenants based on the Company’s financial performance commencing with the Company’s financial performance for the third quarter of 2007 and is limited in its ability to incur any additional indebtedness. In addition, the Notes contain cross-default provisions. Such provisions specifically exclude the Company’s current default of loan covenants with MECAR’s credit facility.

In connection with the Amendment Agreement, the Company also entered into an Amended and Restated Registration Rights Agreement which requires the Company to have an effective registration statement with the SEC for the resale of the common stock underlying the convertible notes within 365 days of initial closing of the Amendment Agreement or June 26, 2008 (“the Effectiveness Deadline”). The Amended Registration Rights Agreement provides for additional interest and penalties in the event the Company fails to have the registration statement effective within the required time frame. On January 1, 2007, the Company adopted FSP 00-19-2 Accounting for Registration Payment Arrangements. Prior to adopting FSP 00-19-2, the Company’s policy was to accrue liquidated damages when incurred. In accordance with FSP 00-19-2, the Company accrues for interest penalties under FAS 5 Accounting for Contingencies when probable and estimable. At January 1, 2007, liquidated damages under the Initial Note Registration Rights Agreement were not probable or estimable. At March 31, 2007, the liquidated damages were probable and estimable, and the Company accrued $300. As of September 30, 2007, the Company does not believe that such liquidated damages under the Amended and Restated Registration Rights Agreement are probable or estimable and, as such, no accrual was made. If the Company fails to have the registration statement declared effective by the SEC within 60 days after the Effectiveness Deadline, the Company could have an event of default under the terms of the Notes which could lead to cash penalties. Maximum cash penalties, assuming an event of default, could include the right to demand redemption of the outstanding principal plus a redemption premium of 25% of the outstanding principal and all unpaid interest. In addition, the interest rate would increase from 8.95% to 12.5% for the duration of the Notes and the Company would be subject to interest penalties of 1% of the outstanding principal per month until the registration statement is declared effective. As of September 30, 2007, the outstanding principal amount of $41,713 would result in a $52,141 payment of outstanding principal plus redemption premium and a $417 monthly registration delay penalty under the terms of default.

The Company determined that the Notes are hybrid instruments that could be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. On June 26, 2007, the date of issue of the Amended Notes and First Closing of New Notes, the Company elected to adopt SFAS 155, Accounting for Certain Hybrid Instruments, which allows the Company to make an irrevocable election to initially and subsequently measure the Notes in their entirety at fair value after having identified all embedded derivative features contained in each hybrid instrument. At June 26, 2007, the Amended Notes and First

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Closing of New Notes had fair values of $27,435 and $5,345, respectively, resulting in a gain of $0 and $31, respectively. At July 19, 2007, the second closing of New Notes had fair values of $9,868, resulting in a gain of $132. At September 30, 2007, the Company determined the fair value of the Amended Notes and First and Second Closing of New Notes was $25,832, $4,967 and $9,702, respectively. For the period from June 26, 2007 to September 30, 2007, the net gain in the fair values of the Amended Notes and First Closing of New Notes as compared to the respective fair values at June 26, 2007 was a gain of $1,160 and a loss of $6, respectively. For the period from July 19, 2007 to September 30, 2007, the gain in the fair value of the Second Closing of New Notes as compared to the fair values at July 19, 2007 was $126. For the three and nine months ended September 30, 2007, the net gain and net loss related to the calculated fair value adjustments of all Notes was $1,240 and $7,425, respectively.

Warrants  On March 6, 2006, in conjunction with the issuance of the Initial Notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with EITF 00-19, Accounting for Derivative Instruments Index to, and Potentially Settled in, a Company’s Own Stock, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as liabilities and are being recorded and carried at the fair value of the instrument. At September 30, 2007, the Company determined the fair value of the warrants was $454. The Company recorded a loss of $160 and a gain of $739, respectively, for the three and nine months ended September 30, 2007 related to the calculated fair value of the warrants.

Loan for Global Microwave Systems acquisition.  On November 1, 2005, the Company entered into a $6,700 loan to fund the acquisition of GMS with the prior owner of GMS. There are no significant covenants. The loan was originally payable in installments over three years bearing interest at the rate of 7.5% per year payable quarterly. On October 11, 2006, the loan was amended to defer the first installment of principal payment of $1,675 from November 1, 2006 to January 31, 2007. The Company repaid one half of the first installment of $1,675 or $838 in February 2007. On February 12, 2007, the loan was further amended to defer, until the earlier of MECAR’s receipt of a down payment on its impending contract or July 1, 2007 (“Deferral Period”), one half of the first installment payment which was due on January 31, 2007. In July 2007, the Company paid the second half of the first installment of $838. During the term of the Deferral Period, the interest rate on the entire loan was increased to 9% per year and an additional $20 per full or partial month during the Deferral Period of interest was due. The Company evaluated both amendments pursuant to the terms of EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments and concluded that neither met the definition of a substantially different debt modification. Therefore, no gain or loss was recorded as a result of either modification. For the nine months ended September 30, 2007, the Company incurred additional interest of $120 for the Deferral Period. The outstanding balance of the loan was $5,025 and $6,700 at September 30, 2007 and December 31, 2006, respectively. The unamortized discount of the note was $132 and $269 at September 30, 2007 and December 31, 2006, respectively. On October 31, 2007, the Company repaid the principal due amount of $1,675 and thereby reducing the outstanding balance of the loan to $3,350.

Other notes payable.  At September 30, 2007 and December 31, 2006, MECAR borrowed $4,852 and $4,489, respectively, as a straight loan, within the current credit facility, from one of the banks in their banking facility. In addition, NSM had a note for a vehicle of $5 and $8 at September 30, 2007 and December 31, 2006, respectively.

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

Other than as disclosed above with regard to the Notes, no other debt classified as long-term contain cross-default provisions.

NOTE 8 —	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes potential common shares and is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share includes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2007 and 2006, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net loss from continuing operations	$(8,036)	$(639)	$(46,436)	$(9,795)
Net earnings from discontinued operations	30,319	1,131	26,710	1,543

Net earnings (loss)	$22,283	$492	$(19,726)	$(8,252)

Weighted average number of basic and diluted shares	7,897,299	6,059,989	6,987,508	6,039,940
Basic and diluted net loss per share from continuing operations	$(1.02)	$(0.11)	$(6.65)	$(1.62)
Basic and diluted net earnings per share from discontinued operations	3.84	0.19	3.82	0.26

Total	$2.82	$0.08	$(2.83)	$(1.36)

At September 30, 2007 the Company has excluded convertible notes, stock options and warrants of 4,461,280, 12,256 and 411,593, respectively, since their effect would be anti-dilutive. At September 30, 2006 the Company has excluded convertible debentures, stock options and warrants of 1,133,787, 175,512 and 331,607, respectively, since their effect would be anti-dilutive.

On October 2, 2007 and October 10, 2007, two of the convertible note holders elected to convert a portion of their respective Notes into shares of the Company’s common stock. On those dates, $264 and $1,144 of the Notes were converted into 28,200 and 122,300 shares of the Company’s common stock. Pursuant to the terms of the Notes, the Company also paid make-whole interest payments totaling $344, representing the remaining interest that would have been paid on the converted amount through June 26, 2010 if the amount had not been converted.

On October 4, 2007 and October 9, 2007, the convertible note holders elected to receive $19,949 of the net proceeds from the sale of The VSK Group, thereby reducing the Company’s debt and eliminating approximately 2,133,583 potential common shares that the Company would have had to issue upon conversion of the Notes.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	COMPREHENSIVE INCOME (LOSS)

A summary of the components of Comprehensive Income (Loss) for the three and nine months ended September 30, 2007 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net earnings (loss)	$22,283	$492	$(19,726)	$(8,252)
Currency Translation Adjustment	2,620	963	3,386	3,823
Accumulated currency translation adjustments attributable to the VSK Group	(4,448)	—	(4,448)	—

Comprehensive income (loss)	$20,455	$1,455	$(20,788)	$(4,429)

The currency translation adjustment for the three months and nine months ended September 30, 2007 and 2006 resulted from the change in the Euro during the respective periods. In addition, as a result of the sale of The VSK Group on September 18, 2007, the Company reclassified accumulated currency translation adjustments totaling $4,448 attributable to The VSK Group to the gain on sale.

NOTE 10 —	SHARE- BASED COMPENSATION

Total share-based compensation was $225 and $363 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, respectively, the Company incurred $725 and $933 in total share-based compensation. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.

During the nine months ended September 30, 2007, the Company granted no options and 18,800 shares of restricted common stock, net of forfeitures. In addition, 18,881 shares were issued to three directors who retired from the Company’s Board of Directors in February 2007 in settlement of the deferred compensation obligations to these directors and 23,405 shares were issued to five directors as part of the annual directors’ compensation on July 1, 2007. During the nine months ended September 30, 2006, the Company granted no options but did grant 8,300 nonvested shares of its common stock. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	INDUSTRY SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues from external customers
Ammunitions & Weapons Effects	$10,797	$13,293	$20,959	$55,180
Electronic Security	3,645	3,962	11,294	12,497

	$14,442	$17,255	$32,253	$67,677

Segment profit (loss) before provision for income taxes
Ammunitions & Weapons Effects	$(4,844)	$(5,673)	$(22,012)	$(10,036)
Electronic Security	(634)	(1,088)	(2,334)	(2,186)
Corporate	(2,566)	1,851	(22,081)	(1,844)

	$(8,044)	$(4,910)	$(46,427)	$(14,066)

NOTE 12 —	PROVISION FOR TAXES

As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2007 and applied that rate to its income before income taxes in determining its provision for income taxes for the three and nine months ended September 30, 2007 and 2006. For the three and nine months ending September 30, 2007, the Company’s consolidated annualized effective tax rate was 0%. For the three and nine months ending September 30, 2006, the Company’s consolidated annualized effective tax benefit rate was 87% and 30%, respectively.

The decrease in the annualized effective tax benefit rate for the three and nine months ended September 30, 2007 from the nine months ended September 30, 2006 were due primarily to the benefit related to MECAR’s net operating losses no longer being recognized. The Company is no longer recognizing the tax benefit of MECAR’s net operating losses due to a full valuation allowance established in the fourth quarter of 2006. Although MECAR has received a substantial new sales contract in the quarter ended September 30, 2007, the Company has not fully started performing under the contract or returned MECAR’s operations to profitability, thereby requiring a reassessment of the full valuation allowance. The Company has maintained a full valuation allowance on its net deferred assets in the US and at MECAR.

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

The determination of our consolidated provision for income taxes, deferred tax assets and liabilities, and the related valuation allowance requires management to make certain judgments and estimates. As a company with subsidiaries in foreign jurisdictions, the Company is required to calculate and provide for estimated income tax liabilities for each of the tax jurisdictions in which we operate. This process involves estimating

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

current tax obligations and exposures in each jurisdiction as well as making judgments regarding the future recoverability of deferred tax assets. Changes in the estimated level of annual pre-tax income, changes in tax laws, and changes resulting from tax audits can all affect the overall effective income tax rate which, in turn, impacts the overall level of income tax expense and net income. Judgments and estimates related to the Company’s projections and assumptions are inherently uncertain; therefore, actual results could differ materially from projections.

Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with SFAS No. 109 Accounting for Income Taxes. At December 31, 2006, the Company had U.S. net operating loss carryforwards of approximately $32,974 which will begin to expire in 2010 and foreign NOLs at MECAR of approximately $56,379 which may be carried forward indefinitely locally. As of December 31, 2006, the Company had foreign tax credits and alternative minimum tax credits of approximately $2,290 and $458, respectively. The foreign tax credits will begin to expire in 2010 and the alternative minimum tax credits do not expire. A portion of the U.S. net operating loss and tax credit carryforwards may be subject to limitations in the future on the amount that can be utilized each year based on changes in ownership. At this time, the Company does not believe there are limitations on the amount of net operating loss and tax credit carryforwards that can be utilized in the current year.

NOTE 13 —	COMMITMENTS AND CONTINGENCIES

The Company has entered into consulting and employment agreements with certain management personnel at the Company’s subsidiaries and with certain domestic management personnel. Certain of these agreements provide for severance payments in the event of termination under certain conditions.

The Company’s domestic operations do not provide post employment benefits to its employees. Under Belgian labor provisions, the Company may be obligated for future severance costs for its employees. Based on current workloads and expected levels of future operations, post employment benefits are not expected to be material to the Company’s financial position.

MECAR is currently under examination by the Belgian tax authorities. The audit covers the 2004 tax year and relates to the calculation of interest expense related to a timing difference on the recognition of unrealized/realized currency exchange gains and losses. The audit is not expected to be completed until the fourth quarter of 2007. Based on discussions with the tax inspector, management believes that it will be required to pay tax on the unrealized/realized foreign currency gain in 2004, which will increase the NOLs in 2005 when the Company records the gain in its statutory books. Accordingly, at September 30, 2007, the Company recorded a liability of $3,437 for the tax on the foreign currency gains, which includes interest and penalties.

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

On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $47,805 in cash subject to a purchase price adjustment to be determined following closing. On September 18, 2007, the Company completed the sale. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

made by the seller or any breach or violation of any covenants or agreements of the Company. An escrow amount of approximately $2,760 was established to satisfy any such claims. The terms of the escrow agreement provide that a portion of the remaining escrow balance in excess of $1,713 will be released on April 1, 2009 with the entire remaining balance released December 31, 2012. Total indemnification provisions have been capped at $7,136.

In conjunction with the sale of The VSK Group, pursuant to the terms of employment agreements with The VSK Group’s management team, the Company committed to pay approximately $1,613 (1,200 Euros) as a retention bonus. Of this total retention amount, approximately $702 (492 Euros) will be paid in October 2007 and the remainder is subject to the escrow agreement terms.

NOTE 14 —	DISCONTINUED OPERATIONS

The Condensed Consolidated Financial Statements and related note disclosures reflect SeaSpace, The VSK Group and CMS Security Systems as “Long-Lived Assets to be Disposed of by Sale” for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, our results of operations for all periods presented have been reclassified to reflect SeaSpace, The VSK Group and CMS Security Systems as discontinued operations in the consolidated statement of operations and the assets and liabilities of such entities have been reclassified as held for sale in the consolidated balance sheets for all periods presented.

SeaSpace Corporation

In the first quarter of 2007, the Company committed to a formal plan to sell SeaSpace, which has previously been reported in the Other segment, as part of management’s plan to dispose of certain non-strategic assets of the Company. At March 31, 2007, the Company recorded a loss of $3,878 to write down SeaSpace’s assets to fair value less costs to sell based on nonbinding offers received from potential buyers during the first quarter of 2007. The loss accrual reflects the write-off of intangible assets including goodwill.

On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,500 in cash. The transaction closed on July 23, 2007 and generated proceeds of $1,541, net of costs to sell of $109. No gain or loss was recognized on the closing date as the loss recorded on March 31, 2007 to write down SeaSpace’s assets to fair value less cost to sell, was adjusted on July 6, 2007 to reflect the higher sales price of the Stock Purchase Agreement. The Company did not record a significant tax expense or benefit from this transaction.

The VSK Group

In the third quarter of 2007, the Company committed to a formal plan to sell The VSK Group, which has previously been reported in the Electronic Security segment, as part of management’s continuing plan to dispose of certain non-strategic assets of the Company and reduce debt and improve the Company’s liquidity.

On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $47,805 in cash subject to a purchase price adjustment to be determined following closing. The transaction closed on September 18, 2007 and generated net proceeds of $41,932. The sales price was adjusted for disposal costs which included working capital adjustment of $62, funds held in escrow of $2,760, investment banking and legal fees of $1,571 and management retention and incentive plans of $1,613. The Stock Purchase Agreement requires a total of $2,760 be held in escrow to provide for certain indemnifications as stated for the Stock Purchase Agreement. At this time, the Company is not certain of all contingencies that will be identified and whether it will be able to receive any portion of the $2,760 balance. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Accordingly, such amount has not been included in the determination of the gain on sale amount. If these potential contingencies are resolved in favor of the Company, the additional consideration received will serve to increase the Company’s gain on the sale of The VSK Group. A gain of $29,774 was recorded at September 18, 2007. In accordance with SFAS No. 52 “Foreign Currency Translation”, the gain included $4,448 of accumulated foreign currency translation gains related to The VSK Group. The Company did not record a significant tax expense or benefit from this transaction as the gain is expected to be offset by the Company’s existing net operating loss carryforwards.

CMS Security Systems

CMS Security Systems (CMS) was originally a wholly-owned subsidiary of The VSK Group, but was not included as part of its sale. The entity is now a wholly-owned subsidiary of ARC Europe. The Company committed to a plan to sell CMS Security Systems in the third quarter of 2007 as part of the decision to dispose of The VSK Group.

The Company is currently in negotiations with a buyer to purchase CMS Security Systems. The sale is expected to occur in the fourth quarter of 2007. The proceeds from the sale of CMS are expected to be minimal. Accordingly, the Company recorded a loss of $582 to write-off all CMS Security Systems’ remaining assets.

The following is a summary of the assets and liabilities held for sale at December 31, 2006:

		CMS Security
	The VSK Group	Systems	SeaSpace	Total

Cash	$2,704	$51	$247	$3,002
Accounts receivable, net	8,591	28	2,110	10,729
Costs and accrued earnings on uncompleted contracts	—	—	211	211
Inventories, net	1,701	53	572	2,326
Prepaid and other current assets	1,198	24	324	1,546
Property, Plant and Equipment, net	4,701	54	481	5,236
Intangible assets, net	—	43	2,491	2,534
Goodwill	4,464	452	1,387	6,303
Other assets	18	3	6	27

Assets held for sale	$23,377	$708	$7,829	$31,914

Accounts payable	$4,209	$—	$681	$4,890
Accrued liabilities	1,473	—	328	1,801
Deferred revenue	—	—	421	421
Customer deposits	52	—	309	361
Other liabilities	379	—	—	379
Long-term debt	418	—	262	680

Liabilities held for sale	$6,531	$—	$2,001	$8,532

At September 30, 2007, there were no assets or liabilities held for sale as The VSK Group and SeaSpace sale transactions had been completed and CMS was fully written off in the quarter ended September 30, 2007.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following discloses the results of discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30, 2007				Three Months Ended September 30, 2006
	The VSK	CMS Security			The VSK	CMS Security
	Group	Systems	SeaSpace	Total	Group	Systems	SeaSpace	Total
Revenues	$6,077	$94	$100	$6,271	$6,718	56	$2,123	$8,897
Income (loss) before taxes	1,243	(737)	(423)	83	1,114	(152)	169	1,131
Income (loss) from discontinued operations, net of tax	901	(737)	381	545	1,114	(152)	169	1,131
Gain on sale of subsidiaries, net of tax	29,774	—	—	29,774	—	—	—	—

Discontinued operations, net of tax	$30,675	$(737)	$381	$30,319	$1,114	$(152)	$169	$1,131

	Nine Months Ended September 30, 2007				Nine Months Ended September 30, 2006
	The VSK	CMS Security			The VSK	CMS Security
	Group	Systems	SeaSpace	Total	Group	Systems	SeaSpace	Total
Revenues	$22,719	$146	$2,947	$25,812	$20,905	$212	$4,822	$25,939
Income (loss) before taxes	3,297	(974)	(5,087)	(2,764)	2,478	(310)	(625)	1,543
Income (loss) from discontinued operations, net of tax	2,194	(974)	(4,284)	(3,064)	2,478	(310)	(625)	1,543
Gain on sale of subsidiaries, net of tax	29,774	—	—	29,774	—	—	—	—

Discontinued operations, net of tax	$31,968	$(974)	$(4,284)	$26,710	$2,478	$(310)	$(625)	$1,543

NOTE 15 —	SUBSEQUENT EVENTS

Sale of Titan

On October 22, 2007, the Company committed to a formal plan to sell Titan, which has been previously reported in the Ammunitions & Weapons Effects segment, as part of management’s continuing plan to dispose of certain non-strategic assets of the Company. At September 30, 2007, the Company recorded a loss of $1,395 write down of Titan’s assets to fair value less costs to sell based on a nonbinding offer received from a potential buyer during the fourth quarter of 2007. The loss accrual reflects the write-off of Titan’s goodwill.

The Company expects to reclassify this subsidiary as discontinued operations in the fourth quarter of 2007. The carrying amounts of the assets and liabilities of Titan as of September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Cash	$38	$342
Accounts receivable, net	387	922
Inventories, net	2,043	1,546
Property, Plant and Equipment, net	2,346	1,037
Intangible assets, net	417	484
Goodwill	—	1,395
Other assets	62	55

Total Assets	5,293	5,781

Accounts payable	839	576
Accrued liabilities	351	969
Customer deposits	968	—
Other liabilities	2	1

Total Liabilities	$2,160	$1,546

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Secured Convertible Notes

On September 18, 2007, the Company sold its wholly owned subsidiary, The VSK Group for net cash proceeds of $41,932. Pursuant to the terms of the Amendment Agreement, each of the purchasers of the Senior Secured Convertible Notes were offered the opportunity to have the Company redeem up to $21,949 of the Notes. The purchasers elected to receive $19,949 of these net proceeds, thereby reducing the Company’s debt and the potential number of common shares the Company may have to issue upon conversion of the Notes. On October 4 and 9, 2007, these redemption amounts along with accrued and unpaid interest were paid to the note holders.

On October 2, 2007 and October 10, 2007, two of the purchasers elected to convert a portion of their respective Notes into shares of the Company’s common stock. On those dates, $264 and $1,144 of the Notes were converted into 28,200 and 122,300 shares of the Company’s common stock as described above. Pursuant to the terms of the Notes, the Company also paid make-whole interest payments totaling $344, representing the remaining interest that would have been paid on the converted amount through June 26, 2010 if the amount had not been converted. As of October 15, 2007, the outstanding balance of senior secured convertible notes was $20,357 as compared to $41,713 at September 30, 2007. Further details of the Notes are described in Note 7 — Long Term Debt.

The Allied Defense Group, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2007
(Thousands of Dollars)
(Unaudited)

Overview

Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers’ leading edge products and services. The Company has two main reporting segments, the Ammunition & Weapons Effects (AWE) segment and the Electronic Security (ES) segment. In addition, the Company has a third, Other segment, that solely consists of the Company’s SeaSpace subsidiary. In July 2007 and September 2007, the Company sold SeaSpace and The VSK Group, respectively. Accordingly, the results of operations, financial position and cash flows of SeaSpace and The VSK Group have been reported as discontinued operations for all periods presented. Headquarters expenses are reported separately on the segment reporting schedules.

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

•	Ammunition & Weapons Effects segment consists of MECAR, located in Belgium and MECAR USA and Titan, located in Marshall, TX. MECAR develops and produces medium caliber, tank, mortar and other ammunition. MECAR USA became operational in late 2005 and pursues contracts from U.S. and foreign governments for ammunition and pyrotechnics devices with a focus on the 105MM market. Titan designs, manufactures and sells battlefield effects simulators, minor pyrotechnics and other training devices. On October 22, 2007, the Company committed to sell Titan in an effort to focus on its munitions capabilities. The sale is expected to be completed in the fourth quarter of 2007.

•	Electronic Security segment consists of NSM and Global Microwave Systems (GMS) located near San Diego, California. NSM designs, manufactures, installs and services industrial and law enforcement surveillance products and integrated systems for the law enforcement community and agencies of the Department of Homeland Security and the Department of Defense. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.

Allied, the parent company, provides management, business development and related services to its subsidiaries and has no operating activities.

Allied had net income of $22,283 and a net loss of $19,726 for the three and nine months ended September 30, 2007, compared to net income of $492 and a net loss of $8,252 for the comparable periods of 2006. The 2007 periods were favorably impacted by a substantial gain on the sale of The VSK Group. The net loss from continuing operations was $8,036 and $46,436 for the three and nine months ended September 30, 2007, respectively, as compared to $639 and $9,795 for the three and nine months ended September 30, 2006, respectively. The 2007 and 2006 net losses from continuing operations mainly resulted from the lack of substantial orders from MECAR’s principal customers. The substantial increased loss from continuing operations in 2007 as compared to 2006 resulted from reduced revenues and gross margins mainly at MECAR, increased legal and professional fees at Corporate, an increase in interest expense associated with the Company’s convertible notes and the loss on the fair value of the convertible notes. The net loss for the nine months ended September 30, 2007 was impacted by significant charges related to the net loss on the fair value of notes and warrants of $6,686, of $4,620 costs associated with the Company’s senior notes related to registration delay payments, write off of unamortized debt issue costs of the March 2006 issuance, restructuring costs associated with the refinancing completed in June 2007, and the write down of goodwill and intangible assets of $5,273 related to Titan and SeaSpace.

The Company has a firm committed backlog of $143,289 at September 30, 2007, which represents a 234% increase from the September 30, 2006 backlog of $42,881. The Company expects MECAR to receive a second tranche of contracts of approximately $80,000 in early to mid 2008. The Company expects these new orders to return the Company to profitability in 2008.

On June 19, 2007, the Company reached an agreement with its convertible note holders to refinance its $30,000 senior subordinated convertible notes, to provide additional funding of $15,376 to the Company, and release the Company of all alleged defaults and penalties that were claimed by the note holders earlier in 2007. On June 26, 2007 the Company completed the first closing of this agreement which provided for the exchange of $30,000 of senior subordinated convertible notes and the settlement of $1,204 of unpaid interest and penalties for the issuance of $27,204 of senior secured convertible notes and 1,288,000 shares of the Company’s common stock. In addition, at that time, the Company issued $5,376 of additional senior secured convertible notes, the proceeds of which were used to pay $1,644 in transaction costs. On July 19, 2007, after the announcement by MECAR of the receipt of significant new sales contracts, the Company completed the second note holder closing that provided $10,000 of additional funding for the Company.

The net proceeds of the note holder refinancing are being used for working capital requirements, particularly related to the significant new sales contracts at MECAR. The working capital requirements at MECAR related to the new contract will require the Company to seek additional financing while looking to refinance the credit facility at MECAR. The Company has been in default of the loan covenants of the MECAR credit facility since December 31, 2006 due to a violation of the financial performance covenants. The Company has obtained a waiver for the year ending December 31, 2006. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been reorganizing its business to return to profitability. MECAR is expecting over the next several weeks to receive local Belgian government backed financing for an additional 6,000 Euros for a working capital line of credit facility and effective July 1, 2007 a local Belgian government backed credit facility to provide for up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group as the Company looks to restructure the credit facility on a long term basis.

The Company expects improved performance for MECAR and the other subsidiaries. The Company has engaged a consultant at MECAR and is implementing a restructuring plan which will substantially decrease the break-even point at MECAR. The Company has also engaged a financial adviser to assist in cutting costs and improving U.S. operations. In the course of dealing with our liquidity and note holder issues during the first half of 2007, the Company engaged an investment banker. The Company continues to use the services of all three entities. The investment banker was actively involved in negotiating a successful resolution of the Company’s note holder issues, but also in analyzing all of the operating units and advising the Board of Directors on maximizing shareholder value. The Company is exploring all opportunities to bolster liquidity and allow greater focus on core capabilities. The Company will consider the possible divestiture of additional operating units.

On September 18, 2007, the Company sold its wholly owned subsidiary, The VSK Group for net cash proceeds of $41,932 resulting in a gain of $29,774. Pursuant to the terms of the Amendment Agreement, each of the purchasers of the Senior Secured Convertible Notes were offered the opportunity to have the Company redeem up to $21,949 of the Notes. The purchasers elected to receive $19,949 of these net proceeds, thereby reducing the Company’s debt and the potential number of common shares the Company may have to issue upon conversion of the Notes. On October 4 and 9, 2007, these redemption amounts along with accrued and unpaid interest were paid to the note holders.

On October 2, 2007 and October 10, 2007, two of the purchasers elected to convert a portion of their respective Notes into shares of the Company’s common stock. On those dates, $264 and $1,144 of the Notes were converted into 28,200 and 122,300 shares of the Company’s common stock as described above. Pursuant to the terms of the Notes, the Company also paid make-whole interest payments totaling $344, representing the remaining interest that would have been paid on the converted amount through June 26, 2010 if the amount had not been converted. As of October 15, 2007, the outstanding balance of senior secured convertible notes was $20,357 as compared to $41,713 at September 30, 2007.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

The table below shows, for the three months ended September 30, 2007 and 2006, certain items from Allied’s condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended September 30,
	2007		2006
	Amount	%	Amount	%

Revenue	$14,442	100.0%	$17,255	100.0%
Cost and expenses
Cost of sales	12,596	87.2	15,841	91.8
Selling and administrative	6,866	47.5	7,972	46.2
(Gains) loss — sale of fixed assets	(6)	0.0	—	0.0
Research and development	1,029	7.1	1,357	7.9
Impairment of goodwill	1,395	9.7	—	0.0

Operating loss	(7,438)	(51.5)	(7,915)	(45.9)
Other income (expense)
Interest income	78	0.6	429	2.5
Interest expense	(1,743)	(12.1)	(1,313)	(7.6)
Gain (loss) from fair value of notes and warrants	1,080	7.4	4,190	24.3
Other — net	(21)	(0.1)	(301)	(1.8)

Loss from continuing opertions before income taxes	(8,044)	(55.7)	(4,910)	(28.5)
Income tax expense (benefit)	(8)	(0.1)	(4,271)	(24.8)

Net loss from continuing operations, net of tax	(8,036)	(55.6)	(639)	(3.7)
Gain on sale of subsidiaries, net of tax	29,774	206.1	—	0.0
Income (loss) from discontinued operations, net of tax	545	3.8	1,131	6.6

Income (loss) from discontinued operations, net of tax	30,319	209.9	1,131	6.6

Net Earnings	$22,283	154.3%	$492	2.9%

Revenue.  Allied had revenue of $14,442 in the three months ended September 30, 2007, which was 16% lower than its revenue in the same period of 2006.

	Revenue by Segment
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
		Percentage		Percentage
	Amount	of total	Amount	of total

Ammunitions & Weapons Effects	$10,797	75%	$13,293	77%
Electronic Security	3,645	25	3,962	23

Total	$14,442	100%	$17,255	100%

Ammunition & Weapons Effects (“AWE”) Segment revenue for the three months ended September 30, 2007 decreased $2,496 (19%) from the prior period due to lower revenues at MECAR. Revenues for the three months ended September 30, 2007 included $9,117 of revenues from MECAR and $1,680 of revenues from the Marshall, TX operation, as compared to $11,561 in revenues for MECAR and $1,732 in revenues for the

Marshall, TX operation in the prior period. The decrease resulted from a lower volume of MECAR contracts in process due to a continuing delay in the receipt of new orders from its larger customers. New orders from such customers were received in July and September 2007. Due to the lead time of inventory purchases for the substantial new contract, MECAR’s ability to produce under the new contract was limited in the current period. MECAR expects its revenue to increase in the fourth quarter as inventory purchases are received and manufacturing commences on its new substantial contract. The normal purchasing lead time for many of MECAR’s component parts is four to six months as many of these purchases are from foreign vendors and require export and import licensing to ship. The revenues for the Marshall, TX operations were down slightly as a result of the timing of orders related to Titan’s Battlefield Effects Simulator contract. Based on a constant 2006 currency exchange rate for the quarter, the decrease in the quarter ended September 30, 2007 for MECAR would have been $3,187 (28%), as compared to an actual decrease of $2,444 (21%) from 2006 levels.

Revenues for the Electronic Security (“ES”) Segment decreased $317 (8%) from prior year levels. Revenues for the three months ended September 30, 2007 included $2,591 of revenues at GMS and $1,054 of revenues at NSM as compared to $1,571 of revenues at GMS and $2,391 of revenues at NSM in the prior period. The revenues for GMS were up by $1,020 (65%) in the three months ended September 30, 2007 compared to the revenues for the three months ended September 30, 2006 as a result of higher order volume received on new products in 2007. The decline of $1,337 in NSM revenue was primarily due to a lag in follow-on contracts with NSM’s largest customer, the U.S Army, in the three months ended September 30, 2007.

Cost of Sales.  Cost of sales, as a percentage of revenues, for the three months ended September 30, 2007 was 87% compared with 92% for the same period in 2006.

	Cost of Sales as a Percentage of Revenue by Segment
	Three Months Ended September 30,		Three Months Ended September 30,
	2007		2006
		Percentage of		Percentage of
	Amount	Segment Revenue	Amount	Segment Revenue

Ammunitions & Weapons Effects	$10,744	100%	$14,603	110%
Electronic Security	1,852	51	1,238	31

Total	$12,596	87%	$15,841	92%

Cost of Sales for the AWE Segment was $10,744 (100% of segment revenue) in 2007 as compared to $14,603 (110% of segment revenue) in 2006. The significant cost of sales as a percentage of revenues continues to result primarily from lower sales activity at MECAR. In the current period, MECAR’s cost of sales were almost equal to revenues as a result of a low level of revenues on MECAR’s fixed cost structure. MECAR has been effective in temporarily idling much of its workforce through agreements entered into with its labor unions to reduce its fixed cost structure during periods of reduced open sales contract volume. The reductions were not at a level low enough to offset reduced revenues for the three months ended September 30, 2007. In addition to lower revenues at MECAR, lower level of revenues at Marshall, particularly at Mecar USA, and the fixed cost structure of those operations increased the cost of sales as a percentage of revenues. Gross margin for the AWE segment was $53 (less than 1% of segment revenue) in 2007 as compared to gross loss of $1,310 (10% of segment revenue) in the prior period. Gross margin for the three months ended September 30, 2007 consisted of $70 income from MECAR and $17 loss from Marshall, TX operations, as compared to a loss of $2,317 from MECAR and income of $1,007 from Marshall, TX operations in the prior period. In constant U.S. Dollars, based on 2006 currency exchange rates, MECAR would have reported a gross margin of $157 rather than the reported $70 gross margin, which would have been an increase of $87 in the third quarter from the same period in 2006.

Cost of Sales for the ES segment was $1,852 (51% of segment revenue) in 2007 as compared to $1,238 (31% of segment revenue) in 2006. Gross margin for the ES segment was $1,793 (49% of segment revenue) in 2007 as compared to $2,724 (69% of segment revenue) in 2006. Gross margin for the three months ended September 30, 2007 consisted of $1,909 from GMS, offset by gross loss of $116 from NSM as compared to the gross margins of $1,361 from GMS and $1,363 from NSM in the prior year. The decline in gross margin in the third quarter of 2007 as compared to 2006 was a result of a relatively high level of fixed production costs at NSM and lower revenues in the current period.

Selling and Administrative Expenses.  Selling and Administrative expenses for the three months ended September 30, 2007 decreased $1,106 from the prior period. As a percentage of revenues, the current period’s Selling and Administrative expenses were 48% of revenues as compared to 46% of revenues in prior period. The decrease in spending was attributed to a $29 decrease in the AWE segment and a $1,147 decrease in the ES segment, offset by a $70 increase in Corporate expenses. The decrease of $29 in the AWE segment resulted from reduced spending at MECAR and the Marshall facility due to a restructuring of the fixed operating structure at each location despite an increase in outside restructuring consultant costs at MECAR. The decrease of $1,147 in the ES segment expense was associated with overall reduced spending mainly related to staffing at both NSM and GMS in 2007 compared to the prior period. The increase of $70 at the Corporate level resulted from increased spending in operating expenses of approximately $181, offset by decreases in stock compensation expense of $111.

Research and Development.  Research and development costs decreased $328 or (24%) for the three months ended September 30, 2007 from 2006 levels of $1,357 to $1,029. The decrease in spending was attributable to an overall company wide restructuring in 2007 to reduce costs, particularly at MECAR.

Impairment of Goodwill.  At September 30, 2007, the Company recorded a loss of $1,395 to write-down Titan’s goodwill based on a non-binding offer received from a potential buyer of the business during the fourth quarter of 2007. See Note 15 — Subsequent Events for a discussion of the Company’s plan to dispose of Titan. No impairment on goodwill was recorded for the three months ended September 30, 2006.

Net (Loss) Gain on fair value of the senior convertible notes and warrants. The net gain recognized for the three months ended September 30, 2007 from fair value of the convertible notes and warrants was $1,080 as compared to net gain of $4,190 for the comparable period in 2006. This decline in gain was associated with the calculated fair value of the convertible notes and warrants as of September 30, 2007 as compared to the calculated fair value at September 30, 2006. In June 2007, the Company exchanged the senior subordinated convertible notes that were outstanding for new senior secured convertible notes and common stock. See Note 7 for a description of these new notes that are outstanding in the current period.

Other — Net.  Other — net for the three months ended September 30, 2007 decreased by $280 from 2006. This decrease was associated with the Belgium-based operations not entering into new foreign currency transaction contracts in the nine months ended September 30, 2007.

Interest Income.  Interest income for the three months ended September 30, 2007 decreased by $351 from 2006 levels. Income earned on interest bearing accounts throughout the Company has been affected by higher interest rates, offset by the lower cash levels in 2007 compared to prior comparable period.

Interest Expense.  Interest expense for the three months ended September 30, 2007 was $1,743 as compared to 2006 expense of $1,313. This increase was mainly due to an increase in the interest rate in 2007 of 8.95% on the Company’s senior notes as compared to the prior year rate of 7.5% in 2006, and additional borrowing on June 26, 2007 and July 19, 2007 of senior notes in the principal amount of $15,376. In addition, the interest charges on MECAR’s performance bonds and advance payment guarantees were lower from the prior year based on the average outstanding balance. See Notes 6 and 7 of the financial statements for a description of the Company’s interest bearing debt.

Pre-Tax Loss

	Pre-Tax Income (Loss) by Segment
	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006
		Percentage of		Percentage of
	Amount	Total revenue	Amount	Total revenue

Ammunitions & Weapons Effects	$(4,844)	(34)%	$(5,673)	(33)%
Electronic Security	(634)	(4)	(1,088)	(6)
Corporate	(2,566)	(18)	1,851	11

Total	$(8,044)	(56)%	$(4,910)	(28)%

Ammunitions & Weapons Effects segment incurred a pre-tax loss of $4,844 for the three months ended September 30, 2007, versus a pre-tax loss of $5,673 for the comparable period in 2006. MECAR’s loss was $3,038 in the current period as compared to $5,249 in the prior period. The substantial decrease in the loss was associated with a reduction in operating expenses and a favorable exchange rate between USD and Euro in 2007 as compared to 2006, despite a significant reduction in revenues and an impairment charge related to Titan’s goodwill of $1,395.

Electronic Security segment incurred a pre-tax loss for the three months ended September 30, 2007 of $634 as compared to a pre-tax loss of $1,088 for the comparable period in 2006. This improvement in pre-tax loss was mainly due to higher sales activities at GMS in the three months ended September 30, 2007, offset by an increased loss at NSM and reduced spending on selling and administrative expense at both business units.

Corporate segment pre-tax loss for the three months ended September 30, 2007 was $2,566 as compared to an income of $1,851 in 2006. The decline between periods was attributed to a lower net gain recognized from the fair value of the Notes and warrants and recognition of lower interest income in 2007 compared to prior comparable period. Excluding the gains from the fair value of the notes and warrants, the Corporate loss for the current period was $3,646 as compared to $2,339, which resulted from increased interest expense and higher selling and administrative expense in the current period.

Income Taxes.  The effective income tax rate for the three months ended September 30, 2007 was 0% as compared to benefit of 87% in the same period of 2006. In the current period, the Company booked a full valuation allowance for all losses from U.S. operations and MECAR. The Company’s interim accounting for income taxes is in accordance with Financial Accounting Standard Board Interpretations Number 18, Accounting for Income Taxes in Interim periods. The tax benefit recorded in the prior period was based on the operating projections for full fiscal year adjusted for the full tax valuations allowance being recorded by the Company for U.S.operations and MECAR.

Discontinued Operations.  The income from discontinued operations for the three months ended September 30, 2007 was $30,319 compared to income of $1,131 in 2006. This increase in income was mainly due to the gain from the sale of The VSK Group in the current period of $29,774.

Net Earnings.  The Company recognized $22,283 net income for the three months ended September 30, 2007 compared to the $492 net income in the same period of 2006. This increase in income was a result of a sale of The VSK Group in September 2007. The Company recorded a net gain from the sale of The VSK Group of $29,774, and reduced operating loss from continuing operations of $477 despite a goodwill impairment charge of $1,395. Offsetting those improvements, the Company had a decrease in the net gains recorded from the fair value of convertible notes and warrants in the same period in the prior year of $3,110 and increased net interest expense of $781.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

The table below shows, for the nine months ended September 30, 2007 and 2006, certain items from Allied’s condensed consolidated statements of operations expressed as a percentage of revenue:

	Nine Months Ended September 30,
	2007		2006
	Amount	%	Amount	%

Revenue	$32,253	100.0%	$67,677	100.0%
Cost and expenses
Cost of sales	35,930	111.4	58,225	86.0
Selling and administrative	21,922	68.0	21,707	32.1
(Gains) loss — sale of fixed assets	(18)	0.0	—	0.0
Research and development	3,057	9.4	3,266	4.8
Impairment of goodwill	1,395	4.3	—	0.0

Operating loss	(30,033)	(93.1)	(15,521)	(22.9)
Other income (expense)
Interest income	395	1.2	638	0.9
Interest expense	(9,949)	(30.9)	(4,967)	(7.3)
Gain (loss) from fair value of notes and warrants	(6,686)	(20.7)	5,204	7.6
Other — net	(154)	(0.5)	580	0.9

Loss from continuing opertions before income taxes	(46,427)	(144.0)	(14,066)	(20.8)
Income tax expense (benefit)	9	0.0	(4,271)	(6.3)

Net loss from continuing operations, net of tax	(46,436)	(144.0)	(9,795)	(14.5)
Gain on sale of subsidiaries, net of tax	29,774	92.3	—	0.0
Income (loss) from discontinued operations, net of tax	(3,064)	(9.5)	1,543	2.3

Income (loss) from discontinued operations, net of tax	26,710	82.8	1,543	2.3

Net loss	$(19,726)	(61.2)%	$(8,252)	(12.2)%

Revenue.  Allied had revenue of $32,253 in the nine months ended September 30, 2007, which was 52% less than its revenue in the same period of 2006.

	Revenue by Segment
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
		Percentage		Percentage
	Amount	of total	Amount	of total

Ammunitions & Weapons Effects	$20,959	65%	$55,180	82%
Electronic Security	11,294	35	12,497	18

Total	$32,253	100%	$67,677	100%

Ammunition & Weapons Effects (“AWE”) Segment revenue for the nine months ended September 30, 2007 decreased $34,221 (62%) from the prior period due to a lower volume of MECAR contracts in process from a continuing delay in the receipt of new orders from its larger customers. In July 2007, MECAR announced the receipt of new firm sales contracts for more than $90,000 with delivery required during 2007 and 2008. Due to the lead time of inventory purchases for the substantial new contract, MECAR’s ability to produce under the new contract was limited in the current period. MECAR expects its revenue to increase in the fourth quarter as inventory purchases are received and manufacturing commences on its new substantial contract. The normal purchasing lead time for many of MECAR’s component parts is four to six months as many of these purchases are from foreign vendors and require export and import licensing to ship. AWE segment revenues for the nine months ended September 30, 2007 included $15,562 of revenues from MECAR and $5,397 of revenues from the Marshall, TX operation, as compared to $52,457 in revenues for MECAR and $2,723 in revenues for the Marshall, TX operation in the prior period. The revenues for the Marshall, TX operations were up as a result of Battlefield Effects Simulator contracts and the ramp-up of manufacturing activities at the facility. Based on a constant 2006 currency exchange rate for the quarter, the decrease in the nine months period for MECAR would have been $38,047 or 73%, as compared to an actual decrease of $36,895 or 70% from 2006 levels.

Revenues for the Electronic Security (“ES”) Segment decreased $1,203 (10%) from prior year levels. Revenues for the nine months ended September 30, 2007 included $6,465 of revenues at GMS and $4,829 of revenues at NSM as compared to $5,798 revenues at GMS and $6,699 of revenues at NSM in the prior period. The revenues for GMS were up by $667 (12%) in the nine months ended September 30, 2007 from the revenues for the nine months ended September 30, 2006 as a result of increased new products and new applications for GMS’ products in 2007. The decline of $1,870 in NSM revenue was primarily due to a lag in follow-on contracts with NSM’s largest customer, the U.S Army, in the nine months ended September 30, 2007.

Cost of Sales.  Cost of sales, as a percentage of revenues, for the nine months ended September 30, 2007 was 111% compared with 86% for the same period in 2006.

	Cost of Sales as a Percentage of Revenue by Segment
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
		Percentage of		Percentage of
	Amount	Segment Revenue	Amount	Segment Revenue

Ammunitions & Weapons Effects	$29,683	142%	$52,960	96%
Electronic Security	6,247	55	5,265	42

Total	$35,930	111%	$58,225	86%

Cost of Sales for the AWE Segment was $29,683 (142% of segment revenue) in 2007 as compared to $52,960 (96% of segment revenue) in 2006. The change in cost of sales in the nine months ended September 30, 2007 resulted primarily from lower sales activity at MECAR. In 2007, MECAR’s cost of sales exceeded revenues as a result of a low level of revenues on MECAR’s fixed cost structure. MECAR has been effective in temporarily idling much of its workforce through agreements entered into with its labor unions to reduce its fixed cost structure while the open sales contract volume was reduced. The reductions were not at a level low enough to offset the reduced revenues for the nine months ended September 30, 2007. Gross loss for the AWE segment was $8,724 (42% of segment revenue) in 2007 as compared to gross margin of $2,221 (4% of segment revenue) in the prior period. Gross loss for the nine months ended September 30, 2007 consisted of $8,660 loss from MECAR and $64 loss from the Marshall, TX operations, as compared to a gross margin of $747 from MECAR and $1,474 from the Marshall, TX operations in the prior period. Marshall experienced a decline of gross margins in the current period as a result of reduced volume and higher manufacturing costs in 2007. In constant U.S. Dollars, based on 2006 currency exchange rates, MECAR would have reported a gross loss of $8,019 rather than the gross loss of $8,660 reported, which would have been an increase of $641 as a result of exchange rates.

Cost of Sales for the ES segment was $6,247 (55% of segment revenue) in 2007 as compared to $5,265 (42% of segment revenue) in 2006. Gross margin for the ES segment was $5,047 (45% of segment revenue) in 2007 as compared to $7,232 (58% of segment revenue) in 2006. Gross margins for the nine months ended September 30, 2007 consisted of $4,364 from GMS and $683 from NSM as compared to the gross margins of $4,568 from GMS and $2,664 from NSM in the prior year. The decline of ES segment margins in 2007 as compared to 2006 was a result of a relatively high level of fixed production costs at NSM and increased overhead charges at GMS.

Selling and Administrative Expenses.  Selling and Administrative expenses for the nine months ended September 30, 2007 increased $215 from the prior period. As a percentage of revenues, the current period’s Selling and Administrative expenses were 68% of revenues as compared to 32% of revenues in the prior year.

This increase in spending was attributable to a $1,111 decrease in the AWE segment and a $1,760 decrease in the ES segment, offset by a $3,086 increase in Corporate expenses. The increase of $3,086 at the Corporate level mainly resulted from increased spending in legal, audit and professional services of $2,753 from note holder legal issues, restructuring of operations and higher staffing costs of $661, offset by decreases in stock compensation expense of $283 and other operating expenses of approximately $45. The decrease of $1,111 in the AWE segment resulted from reduced spending at MECAR and Marshall Facility from cost restructuring activities in 2007. The decrease of $1,760 in the ES segment expense was associated with overall reduced spending mainly related to staffing at both NSM and GMS in 2007 compared to the prior period.

Research and Development.  Research and development costs decreased $209 or 6% for the nine months ended September 30, 2007 from 2006 levels of $3,266 to $3,057. The decrease in spending was attributable to overall cost reduction in 2007.

Impairment of Goodwill.  At September 30, 2007, the Company recorded a loss of $1,395 to write-down Titan’s goodwill based on a non-binding offer received from a potential buyer of the business during the fourth quarter of 2007. See Note 15 — Subsequent Events for a discussion of the Company’s plan to dispose of Titan. No impairment on goodwill was recorded for the nine months ended September 30, 2006.

Net (Loss) Gain on fair value of the senior convertible notes and warrants. The net loss recognized for the nine months ended September 30, 2007 from the fair value of the convertible notes and warrants was $6,686 as compared to net gain of $5,204 for the comparable period in 2006. This loss was associated with the calculated fair value of the Notes and warrants as of September 30, 2007 as compared to the gain associated with the calculated fair value at September 30, 2006. In June 2007, the Company exchanged the senior subordinated convertible notes that were outstanding for new senior secured convertible notes and common stock. See Note 7 for a description of this transaction.

Other — Net.  Other — net for the nine months ended September 30, 2007 decreased by $734 from 2006 levels. This decrease was associated with the Belgium-based operations entering into fewer foreign currency transaction contracts in the nine months ended September 30, 2007, as compared to the period.

Interest Income.  Interest income for the nine months ended September 30, 2007 decreased by $243 from 2006 levels. This decline in interest income was attributable to the lower levels of cash during the first eight months of 2007.

Interest Expense.  Interest expense for the nine months ended September 30, 2007 was $9,949 as compared to 2006 expense of $4,967. This increase was mainly due to the write-down of outstanding unamortized debt issue costs of $1,749 from the debt restructuring in June 2007, the immediate recognition of the incurred costs from the debt restructuring transactions completed in 2007 (see Note 7) of $1,671 and increased interest expense to the convertible note holders due to a higher interest rate and increased borrowings and registration delay penalties of $1,200 as a result of the Company’s default relative to a registration delay of the Company’s common stock.

Pre-Tax Loss

	Pre-Tax Income (Loss) by Segment
	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
		Percentage of		Percentage of
	Amount	Total revenue	Amount	Total revenue

Ammunitions & Weapons Effects	$(22,012)	(68)%	$(10,036)	(15)%
Electronic Security	(2,334)	(7)	(2,186)	(3)
Corporate	(22,081)	(69)	(1,844)	(3)

Total	$(46,427)	(144)%	$(14,066)	(21)%

Ammunitions & Weapons Effects segment incurred a pre-tax loss of $22,012 for the nine months ended September 30, 2007, versus a pre-tax loss of $10,036 for the comparable period in 2006. The substantial increase in the loss was associated with the significant reduction in revenues matched with the relatively high fixed cost structure at MECAR in 2007 and the write-down of Titan’s goodwill of $1,395 in September 2007 as compared to 2006.

Electronic Security segment incurred a pre-tax loss for the nine months ended September 30, 2007 of $2,334 as compared to a pre-tax loss of $2,186 for the comparable period in 2006. This increase in pre-tax loss was mainly due to lower sales activities at NSM in 2007.

Corporate segment pre-tax loss for the nine months ended September 30, 2007 was $22,081 compared to a loss of $1,844 in 2006. This increase in the loss was attributed to the loss on fair value of the convertible notes and warrants compared to a gain in 2006, higher administrative expenses associated with the Company’s refinancing and restructuring efforts and increased interest expenses in 2007 compared to the prior comparable period.

Income Taxes.  The effective income tax rate for the nine months ended September 30, 2007 was 0% as compared to 30% tax benefit effect in the same period of 2006. The tax benefit recorded in the prior period was based on the operating projections for full fiscal year adjusted for the full tax valuations allowance being recorded by the Company for U.S.operations and MECAR.

Discontinued Operations.  The income from discontinued operations for the nine months ended September 30, 2007 was $26,710 compared to income of $1,543 in 2006. The current year income included gains recognized from the sales of The VSK Group of $29,774, offset by a write-off of $3,878 of SeaSpace’s intangible assets, including goodwill.

Net Loss.  The Company incurred a $19,726 net loss for the nine months ended September 30, 2007 compared with $8,252 net loss in the same period of 2006. This increase in loss was mainly resulted from a lower volume of MECAR sales contracts in process due to the continuing delay in receipt of new orders from its long-standing customer that was received in July 2007 and the timing required to obtain inventory deliveries related to the contract and significant charges related to the Company’s June 2007 refinancing transaction. In 2007, the Company recorded a net loss from the change in the fair value of the convertible notes and warrants of $6,686 as compared to a gain of $5,204 recorded from the fair value of convertible notes and warrants in the same period in the prior year, a write-down of outstanding unamortized debt issue costs of $1,749 related to the Company’s 2006 debt financing transaction, the immediate recognition of the costs incurred from the restructured debt of $1,671 and the losses on the impairment of intangible assets of $1,395 at Titan.

Backlog.  As of September 30, 2007, the Company’s firm committed backlog was $143,289 compared to $42,881 at September 30, 2006. The September 30, 2007 and 2006 amounts include unfunded portions, which are subject to the appropriation of government funds, of approximately $26,739 and $6,525, respectively, from the AWE and ES segments. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting as applicable. The table below shows the backlog by segment for nine months ended September 30, 2007 and 2006, respectively.

	Backlog by Segment
	At		At
	September 30, 2007		September 30, 2006
		Percentage		Percentage
	Amount	of total	Amount	of total

Ammunitions & Weapons Effects	$133,883	93%	$30,840	72%
Electronic Security	9,406	7	12,041	28

Total	$143,289	100%	$42,881	100%

In July 2007, MECAR announced that it had successfully negotiated several new orders with various clients in Europe, North America and other export markets, with a total expected value exceeding $170,000 over a three year period. Of the $170,000, the segment had already received firm contracts totaling more than $90,000 for delivery during 2007 and 2008. The Company expects these new orders to return the Company to profitability in 2008. The Company expects MECAR to receive a second tranche of contracts of approximately $80,000 in early to mid 2008.

Liquidity and Cash Flows

Operating losses incurred in prior periods and the default notices received under senior subordinated convertible notes issued in 2006 depleted the Company’s liquid assets and left the Company with the previously reported substantial liquidity issues and jeopardized the Company’s financial condition. Funds obtained from the refinancing completed in June and July 2007 have eased short term liquidity issues. However, long-term liquidity is dependent on improved operations and possible additional future divestitures of operating units over time. The Company’s Senior Secured Notes mature on June 26, 2010, subject to the right of the purchasers to demand payment eighteen months after closing (this means December 26, 2008 for the notes issued on June 26, 2007 and January 19, 2009 for the notes issued on July 19, 2007).

The net proceeds of The VSK Group sale will be used to provide additional liquidity to the Company and reduce debt. In October 2007, based on the terms of the Company’s senior secured convertible notes, the note holders elected to redeem $19,949 of the outstanding notes leaving the remaining net proceeds available for the Company’s operating liquidity. The Company’s net proceeds of the SeaSpace sale, completed in July 2007, were $658 after $867 of the proceeds were offered and repaid to the note holders.

The Company incurred a net loss of $19,726 in the nine months ended September 30, 2007. The net loss for the nine months ended September 30, 2006 was $8,252. The net loss from continuing operations was $46,436 for the nine months ended September 30, 2007 as compared to $9,795 in the prior period. The cash used in operating activities in the nine months ended September 30, 2007 was $12,262 as compared to $3,337 of cash usage in the nine months ended September 30, 2006. For the full year ended December 31, 2006, the Company used $2,400 of cash in operating activities. The Company had a September 30, 2007 balance of cash and equivalents of $50,316 and restricted cash of $5,223.

The $12,262 of cash used in operating activities in the nine months ended September 30, 2007, was largely a result of the net loss from operations. Offsetting the use of cash from the net loss was an increase in cash generated from operating assets and liabilities. The most significant change was cash generated by an increase in accounts payable and accrued liabilities of $8,217 in 2007 compared to $7,973 of cash used for accounts payable and accrued liabilities in the nine months ended September 30, 2006.

The fluctuation in accounts receivable and cost and accrued earnings on uncompleted contracts generated cash of $9,147 in the nine months ended September 30, 2007 as compared to $4,934 of cash generated in the prior period. The Company also used $10,738 of cash from the reduction of customer deposits in the current period as compared to $521 of cash used in the prior period as a result of lower revenues and customer deposits in the current year.

The Company has ongoing plans in place to reduce the fixed cost structure of its operating units in order to better manage its cash requirements for the remainder of 2007 and 2008. The Company has plans to use the funds from the financing completed in June and July 2007 and the net proceeds after repayment of debt from the July 2007 sale of SeaSpace and the September 2007 sale of The VSK Group for continuing operations. Based on the anticipated cash burn rate and the timing and capital requirements of the substantial new sales contract with MECAR’s largest customer received in July 2007, the Company will look to secure additional financing for use at MECAR.

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

MECAR Credit Facility Default

In addition, the Company has been in default of the loan covenants with MECAR’s credit facility at September 30, 2007 and December 31, 2006 due to a violation of financial performance covenants. The Company has obtained a waiver for the year ending December 31, 2006. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been reorganizing its business to return to profitability although at several times in the past months, MECAR’s funds have been frozen by the bankgroup as MECAR plans for its operational turnaround. MECAR, based on substantial orders received in July 2007, will require working capital funding in excess of the line of credit provided by the facility. MECAR is expecting over the next several weeks to receive local Belgian government-backed financing for an additional 6,000 Euros for a working capital line of credit facility and effective July 1, 2007 a local Belgian government-backed credit facility to provide for up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. The Company will restructure the credit facility and address MECAR’s failure to meet financial covenants over the next few months. The Company has committed to the banking group that MECAR will refinance its credit facility, no later than February 28, 2008. The Company will look to other potential lenders thereby potentially delaying performance on the significant new contracts. The Company’s banking syndicate has provided the performance bonds and advance payment guarantees for MECAR’s significant new contracts.

Plan for 2007 and 2008

The Company expects improved performance for MECAR and the other subsidiaries. The Company has engaged a consultant at MECAR and is implementing a restructuring plan which will substantially decrease the break-even point at MECAR. The Company has also engaged a financial adviser to assist in cutting costs and improving U.S. operations. In the course of dealing with the liquidity and note holder issues during the first half of 2007, the Company engaged an investment banker. The Company continues to use the services of all three entities. The investment banker was actively involved in negotiating a successful resolution of the Company’s note holder issues, and also in analyzing all of the operating units and advising the Board of Directors on maximizing shareholder value. The Company is exploring all opportunities to bolster liquidity and allow greater focus on core capabilities. The Company will consider the possible divestiture of additional operating units.

In addition, the Company is required to have an effective registration statement with the SEC by June 26, 2008. If the Company fails to have the registration statement declared effective by the SEC within 60 days of this deadline, the Company could have an event of default under the terms of the notes which could lead to cash penalties. If purchasers elect to convert additional portions of their respective Notes into share of the Company’s common stock, the Company will be required to pay make-whole interest payments. These payments represent the remaining interest that would have been paid on the converted amount through June 26, 2010 if the amount had not been converted.

While the Company is looking to secure additional financing for operations for the remainder of 2007 and 2008, there can be no assurance that:

•	The Company will be successful securing additional MECAR financing and restructuring its banking group.

•	The Company will be successful in its restructuring and turnaround efforts at its subsidiaries.

•	The Company will be able to meet its financial debt covenants.

The Company has less than $500 of firm commitments for capital expenditures outstanding as of September 30, 2007. No additional capital commitments are necessary to support the Company’s 2007 revenue projections.

Balance Sheet

The Company’s September 30, 2007 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All Euro values were converted at the September 30, 2007 and December 31, 2006 conversion ratios of 1.4272 and 1.3203, respectively.

Historically, the Company’s positive cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fully fund the Company’s operational needs. Working capital, which includes restricted cash, was $44,121 at September 30, 2007, which is an increase of $33,594 from the December 31, 2006 level. At December 31, 2006, the Company reclassified its senior subordinated convertible notes from long-term obligations to current liabilities on the consolidated balance sheet as a result of the Company’s receipt of letters from all of the investors in the debt asserting events of default under the facility. Upon the resolution of these issues and the completion of the refinancing agreement in June 2007, the Company has classified its newly issued senior secured convertible notes as long-term obligations on the consolidated balance sheet at September 30, 2007. See Note 7 of the financial statements for a description of this transaction.

Cash, restricted and unrestricted, at September 30, 2007 increased by $30,399 from $25,140 at December 31, 2006. This increase was mainly attributable to the proceeds received from the sales of The VSK Group in September 2007 of $41,932, offset by the repayment of $5,632 of the bank overdraft facility at MECAR, $1,675 principal paid on the GMS note in February 2007 and July 2007, payment of $1,425 of the Company’s other long-term obligations and cash used in operating activities from continuing operations of $12,262 in 2007. The September 30, 2007 cash balance represents the cash proceeds of The VSK Group sale prior to the elected redemption by the Company’s senior note holders of approximately $19,949 of the outstanding senior secured convertible notes that were repaid in early October 2007.

Accounts receivable at September 30, 2007 decreased by $2,798 from December 31, 2006 primarily as a result of the reduction in billings at MECAR. Costs and accrued earnings on uncompleted contracts decreased by $4,646 from year-end 2006 primarily due to the substantial completion of major contracts at MECAR that generate revenue and a lack of replenishment contracts at MECAR during the first six months of 2007 and a lag in receipt of two major contracts at NSM in the nine months ended September 30, 2007. Inventories increased from December 31, 2006 by $561 due to a component change out at GMS and a build up of finished goods for contracts in progress at September 30, 2007, offset by an increase in the reserve for obsolescence due to increased aging of MECAR’s inventory as a result of the continuing delay in the receipt of new orders from its largest customer and the plans for the utilization of that inventory once MECAR received its substantial new contracts. Assets held for sale decreased by $31,914 from December 31, 2006 primarily from the completion of asset sales in the nine months of 2007 of SeaSpace and The VSK Group.

Property, Plant & Equipment, net of accumulated depreciation, and Intangibles decreased by $1,105 from December 31, 2006. This reduction was mainly associated with the recognition of depreciation expense and amortization expense of intangibles with definite lives for the nine months period in 2007. Due to the write-down of Titan’s goodwill in September 2007, goodwill at September 30, 2007 decreased from December 31, 2006 by $1,395. Other assets decreased from $2,008 at December 31, 2006 to $116 at September 30, 2007. This decline was mainly attributable to the write-down of unamortized debt issued cost in 2007 as a result of debt restructuring completed in June 2007.

The bank overdraft facility declined by $4,869 from December 31, 2006 due to partial repayments made in 2007. Accounts payable and accrued liabilities increased by $9,672 from December 31, 2006 as a result of the timing of cash payments at MECAR and the U.S based operations. MECAR has had to continue tightly manage its cash as it renegotiates with its banking group and awaits additional financing and the cash deposit on its new significant contract. Deferred revenue decreased by $862 at September 30, 2007 as compared to December 31, 2006 balance due to a reclassification of deferred revenue as customer deposits in 2007 from the changes in status of process billing and completion of the partial work. Customer deposits decreased by $8,976 at September 30, 2007 as compared to December 31, 2006 due to a reduction in open customer contracts at MECAR. Senior subordinated convertible notes decreased as the notes were refinanced and replaced by senior secured convertible notes. Liabilities held for sale decreased by $8,532 from December 31, 2006 primarily from the completion of asset sales in the nine months of 2007.

In June 2007, the Company retired the $30,000, face value senior subordinated convertible notes and agreed to pay $1,204 of unpaid interest and penalties in exchange for the issuance of $27,204 of senior secured convertible notes and 1,288,000 shares of the Company’s common stock. The Amended Notes mature on September 26, 2010 and become puttable by the holder after December 26, 2008. In addition, the Company issued $15,376 of senior secured convertible notes to raise additional capital. See Note 7 for a full description of the transactions.

Stockholders’ equity as of September 30, 2007, was positively affected by the increase in the value of the Euro versus the U.S. dollar during the first nine months of 2007, resulting in an increase in accumulated other comprehensive income, offset by an amount associated with the sale of The VSK Group on September 18, 2007. The Euro appreciated by approximately 8% since the beginning of the year. Additional paid-in capital increased due to the issuance of common stock issued in debt refinancing (see Note 7), restricted stock grants, stock options and employee stock purchases. The net loss for the period caused retained earnings to be reduced from the balance at December 31, 2006.

Cash Flows

The table below provides the summary cash flow data for the periods presented.

	For Nine Months Ended
	September 30,	September 30,
	2007	2006

Net cash used in operating activities	$(12,262)	$(3,337)
Net cash provided by (used in) investing activities	40,769	(4,976)
Net cash provided by financing activities	4,515	19,941
Effects of exchange rate on cash	2,945	437

Operating Activities.  The Company used $12,262 of cash from its operating activities during the nine months ended September 30, 2007 compared to $3,337 of cash usage during the same period of 2006. This increased in cash usage from its operating activities stemmed from the net loss from continuing operations. This increase in loss was due to the down turn in MECAR’s operations in addition to higher expenses at Corporate related to the Company’s note holder issues and restructuring efforts. The most significant change in operating assets and liabilities was an increase in cash generated by accounts payable and accrued liabilities of $8,217 in 2007, which resulted from cash constraints. This increase compared to $7,973 of cash used for accounts payable and accrued liabilities in 2006. The fluctuation in accounts receivable and cost and accrued earnings on uncompleted contracts generated cash of $9,147 in the nine months ended September 30, 2007 as compared to $4,934 of cash generated in the prior period. In the prior period, MECAR had a higher level of revenues and the balance of the cost and accrued earnings on uncompleted contracts generated $4,811 of cash. The Company also used $10,738 of cash from the reduction of customer deposits in the current period as compared to $521 cash used in the prior period as a result of a decrease in customer deposits. Cash paid for interest was $3,695 and $3,300 for the nine months ended September 30, 2007 and 2006, respectively. This includes $1,200 of penalties in 2007 from the delay in Form S-1 registration statement. Cash paid for income taxes was $1,018 and $1,343 for the nine months ended September 30, 2007 and 2006, respectively, and includes federal, international and state taxes, mainly related to the discontinued The VSK Group.

Investing Activities.  Net cash provided by investing activities increased by $45,745 between the two periods reported. This stemmed from the sale of The VSK Group in September 2007, offset by reduced capital expenditures for production equipment and leasehold improvements at the Marshall facility and MECAR. The Company estimates that it has less than $500 of non-firm capital commitments outstanding as of September 30, 2007.

Financing Activities.  The Company generated $4,515 of cash from its financing activities during the nine months ended September 30, 2007 compared to $19,941 of generated cash during the same period of 2006. This decline in the current period was related to the reduction of MECAR’s bank overdraft facility and payments of long term obligations partially offset by the net proceeds of the first closing of the Company’s note holder refinancing. This difference was primarily a result of the issuance of convertible notes and warrants in March 2006 for $30,000 less the repayment of certain long-term borrowings. See Note 7 for a description of the transaction. The financing activities of the operating subsidiaries are more fully explained below.

Effects of Exchange Rate.  Due to significant fluctuation in exchange between USD and Euro between September 30, 2007 and 2006, the Company generated $2,945 cash in current period compared to $437 the same period of 2006.

Allied.  The parent company continues to operate based on management fees and dividends received from its subsidiaries. The parent company plans to use the proceeds of the September 2007 refinancing and SeaSpace and VSK Group sales to fund operations.

MECAR.  MECAR continues to operate from internally generated cash and funds provided by its bank syndicate and financing from capital leases. In addition, approximately $6,800 of the new financing that was completed in September and July 2007 (see Note 7) will be used to fund MECAR operations. MECAR also received cash from an affiliate to fund operations in 2007. MECAR will require additional funding to fund the working capital requirements of MECAR’s significant contract awards that were received in July 2007. MECAR is currently in discussion with local Belgian government agencies for additional financing. The bank syndicate agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of September 30, 2007 and 2006, MECAR was not in compliance with both of these bank covenants. MECAR’s obligations under the bank syndicate agreement continue to be collateralized by a pledge of MECAR’s assets. The agreement includes Allied’s pledge to support MECAR so that it remains in compliance with its total borrowing obligations.

Other Subsidiaries.  NSM, Titan, GMS and MECAR USA operated from cash generated from operations and cash infusions by Allied.

Stock Repurchases.  The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2007 and does not anticipate repurchasing shares of Company stock during the remainder of 2007.

Off-Balance Sheet Arrangements.  As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2007, the Company is not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s bank syndicate. MECAR is obligated to repay the bank syndicate any amounts it pays as a result of any demands on the bonds or guarantees. To date, there have been no such demands.

Trends

•	The Company has greatly improved its liquidity with the sale of The VSK Group. The Company will continue to aggressively manage its liquidity on an ongoing basis.

•	The Company has used a portion of the proceeds of The VSK Group sale to reduce its long-term debt and interest expense going forward.

•	The Company’s Senior Secured Notes mature on June 26, 2010, subject to the right of the purchasers to demand payment eighteen months after closing, or December 26, 2008 for the notes issued on June 26, 2007 or January 19, 2009 for the notes issued on July 19, 2007. After the October 2007 repayments, the amount note holders could put on December 26, 2008 is $14,262 while the amount note holders could put on January 19, 2009 is $6,095.

•	The Company will consider divesting one or more of its subsidiaries in the coming months to further bolster liquidity and thereby provide greater focus on core capabilities.

•	In October 2007, the Company committed to a sale of its Titan subsidiary in order to provide greater focus on core capabilities.

•	MECAR has received orders from various clients from within Europe, North America and from export markets totaling more than $170,000 over a two-year period. Of the $170,000, contracts for $90,000 were placed in July 2007 for execution in 2007 and 2008. The remainder has been approved by the client and is subject to the award of a contract, which has been scheduled for early 2008. The Company expects these new orders to return the Company to profitability in 2008.

•	The Company has taken steps to reduce the operating costs of its U.S. operations and MECAR. The focus has been on reducing the long-term fixed cost structure of MECAR, NSM and the Corporate operations.

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

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements that are based on current expectations, estimates and projections about the Company and the industries in which it operates. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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
September 30, 2007
(Thousands of Dollars)

ITEM 3.	QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

Allied is exposed to market risk from foreign currency fluctuations and interest rate changes. Allied uses derivatives to manage some portion of these risks. As of September 30, 2007 and December 31, 2006 all of the derivatives were related to actual or anticipated exposures of the Company’s transactions.

Approximately 48% and 78% of the Company’s revenue for the nine months ended September 30, 2007 and 2006, respectively, were derived from operations outside the U.S. Accordingly, exposure exists to potentially adverse movement in foreign currency rates. It is estimated that a 10% change in the value of the Euro would impact reported net income for the nine months ended September 30, 2007 by approximately $778 and reported net loss for the nine months ended September 30, 2006 by $771. A 10% change in the value of the Euro would impact reported total assets at September 30, 2007 and December 31, 2006 by $10,263 and $7,995, respectively.

At September 30, 2007, Allied had $55,539 of cash (including restricted cash). Assuming all the cash was available for investment for the entire period; a 1% change in interest rates would impact interest income and cash and restricted cash balances for the nine months ended September 30, 2007 and 2006 by $417 and $191, respectively, in each period. The fair value of the Company’s fixed rate debt would also change based on interest rate changes.

ITEM 4.	DISCLOSURE CONTROLS AND PROCEDURES

1.  Evaluation of disclosure controls and procedures

Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of September 30, 2007 covered by this quarterly report. In our Annual Report on Form 10-K for the year ended December 31, 2006, the Company identified two material weaknesses in its internal control over financial reporting as follows: 1) the Company’s Belgian Subsidiary, MECAR SA did not have proper maintenance of an appropriate contract cost accounting ledger; and 2) controls relating to financial reporting processes were inadequate.

During the nine month period ended September 30, 2007, the Company implemented changes, as described below, related to the remediation of material weaknesses in internal control over financial reporting with respect to contract accounting and financial reporting. Management is continuing to monitor the effectiveness those controls and will refine them, as needed, to ensure full remediation.

The material weaknesses will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to its effectiveness. The remediation and ultimate resolution of our material weaknesses will be reviewed with the Audit Committee of our Board of Directors. To date, management has not concluded that the material weaknesses have been fully remediated. As such, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2007.

2.  Changes in internal controls

In response to the material weaknesses in internal control over financial reporting described above, management is taking the following steps to remediate those material weakness: (1) Contract Accounting: We have implemented effective new processes and procedures for documenting and accounting for contract costs. In 2006, we upgraded our MRP SAP system at MECAR and are continuing to develop procedures to ensure the accuracy and timeliness of the information and transactions that are processed in the system. In addition, the Company has added detailed substantive internal audit procedures on a quarterly basis; (2) We have put in place tighter controls to ensure consistency and transparency in subsidiary reporting which should enable us to provide timely and accurate consolidated financial results. We have put in place a monthly accounting review process with each subsidiary’s management to review both the results of their operations and their current accounting policies and have created a more comprehensive and formalized periodic reporting to the corporate offices from the subsidiaries.

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

In addition to the other information set forth in this filing, you should carefully consider the factors described below, as well as those discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which could materially affect our business, financial condition or future results. The statements below highlight some of the key changes to the risk factors from our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing Allied. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

WE MAY NOT BE ABLE TO TIMELY REPAY OUR OUTSTANDING INDEBTEDNESS.

In June and July 2007, we issued $42,580 of Notes and 1,288,000 shares of common stock in exchange for $30,000 of Notes that were previously issued in March 2006, $1,204 of unpaid accrued interest and penalties, and $15,376 of new funds. The Notes mature on June 26, 2010 and are subject to the right of the purchasers to demand payment eighteen months after the closing, or December 26, 2008 for the notes issued on June 26, 2007 or January 19, 2009 for the notes issued on July 19, 2007. On October 4 and 9, 2007, the Company redeemed $19,949 of the Notes using proceeds received from the sale of The VSK Group. Also, on October 2 and 10, 2007, two of the purchasers elected to convert a portion of their respective Notes into shares of the Company’s common stock. On those dates, $264 and $1,144 of the Notes were converted into 28,200 and 122,300 shares of the Company’s common stock. As of October 15, 2007, the outstanding balance of senior secured convertible notes was $20,357 as compared to $41,713 at September 30, 2007. Our ability to repay these Notes is dependent on improved operations and profitability and possible future divestitures of operating units. We may not be able to repay these obligations in a timely manner.

In addition, we have been in default of the loan covenants with MECAR’s credit facility at September 30, 2007 and December 31, 2006 due to a violation of financial performance covenants. MECAR’s banking group has been working to restructure the terms of the facility as MECAR has been reorganizing its business to return to profitability although at several times in the past months, MECAR’s funds have been frozen by the bankgroup as MECAR plans for its operational turnaround. MECAR, based on substantial orders received in July 2007, will require working capital funding in excess of the line of credit provided by the facility. MECAR is expecting over the next several weeks to receive local Belgian government-backed financing for an additional 6,000 Euros for a working capital line of credit facility and effective July 1, 2007 a local Belgian government-backed credit facility to provide for up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. If we are not successful in obtaining this financing, we will look to other potential lenders thereby delaying performance on the contract.

STOCKHOLDERS WILL EXPERIENCE SIGNIFICANT DILUTION FROM OUR SALE OF CONVERTIBLE NOTES, WARRANTS AND STOCK.

The terms of the refinancing transaction (“Exchange Transaction”) that the Company completed in June and July 2007 could cause significant dilution to our shareholders. The Exchange Transaction provided for the issuance of 1,288,000 shares of the Company’s common stock in addition to the issuance of $42,580 of notes. During 2007 with the proceeds from the sales of the Company’s SeaSpace and VSK Group subsidiaries, the

Company repaid $20,816 of the Notes. In addition in October 2007, $1,407 of notes was converted resulting in an issuance of 150,500 shares. As a result of these transactions, $20,357 of outstanding notes remain which are convertible into the Company’s common stock at $9.35 per share. In addition, the notes provide for the payment of interest at the rate of 8.95% per annum in cash or stock at the Company’s option.

Additional shares of our common stock could be issued under the Exchange Transaction from (i) conversion of the Notes; (ii) payment of interest on the Notes; and/or (iii) exercise of the warrants. Up to 3,761,942 additional shares of the common stock could be issued as follows:

•	2,177,176 shares to provide for the conversion of the Notes.

•	573,696 shares for the payment of interest in the Company’s stock in future periods at the discretion of the Company in lieu of cash.

•	349,297 shares to provide for the exercise of warrants that are exercisable at $17.97.

•	620,034 shares set aside as a reserve that is equal to approximately 20% of the shares required for the conversion and payment of interest on the Notes and exercise of warrants.

•	41,739 shares sold to one of the selling stockholders in the 2006 Private Offering.

Based on the terms of our agreement, both the notes and warrants are subject to anti-dilution provisions and can potentially become more dilutive to the Company.

PRODUCTS WE MANUFACTURE MAY CONTAIN DESIGN OR MANUFACTURING DEFECTS THAT COULD RESULT IN REDUCED DEMAND FOR OUR PRODUCTS AND LIABILITY CLAIMS AGAINST US.

Despite our quality control and quality assurance efforts, defects may occur in the products we manufacture due to design or manufacturing errors or component failure. Product defects may result in delayed shipments and reduced demand for our products. We may be subject to increased costs due to warranty claims on defective products. Product defects may result in product liability claims against us where defects cause, or are alleged to cause, property damage, bodily injury or death. We may be required to participate in a recall involving products which are, or are alleged to be, defective. We carry insurance for certain legal matters involving product liability, however, we do not have coverage for all costs related to product defects and the costs of such claims, including costs of defense and settlement, may exceed our available coverage.

WE MAY NOT BE ABLE TO REGISTER SHARES UNDERLYING THE SENIOR SECURED CONVERTIBLE NOTES WITHIN THE REQUIRED TIME FRAME

In connection with the Amendment Agreement, the Company also entered into an Amended and Restated Registration Rights Agreement which requires the Company to have an effective registration statement with the SEC for the resale of the common stock underlying the convertible notes within 365 days of initial closing of the Amendment Agreement or June 26, 2008, (the “Effectiveness Deadline”). If we fail to have the registration statement declared effective by the SEC within 60 days after the Effectiveness Deadline, we could have an event of default under the terms of the notes which could lead to cash penalties. Maximum cash penalties, assuming an event of default, could include the right to demand redemption of the outstanding principal plus a redemption premium of 25% of the outstanding principal and all unpaid interest. In addition, the interest rate would increase from 8.95% to 12.5% for the duration of the notes and the Company would be subject to interest penalties of 1% of the outstanding principal per month until the registration statement is declared effective.

WE MAY FAIL TO MEET OUR DEBT COVENANTS

According to the terms of the Amended and Restated Securities Purchase Agreement, the Company is subject to new covenants including a quarterly EBITDA and minimum cash balance requirement at September 30, 2007 and quarterly Net Debt to EBITDA requirements for subsequent quarters thereafter, as defined; restrictions on incurring new indebtednesses; and a requirement to announce operating results within a stated timeframe. Although the Company was able to meet its September 30, 2007 covenants, the Company’s inability to meet future covenants could lead to an event of default.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 26, 2007, the Company issued 1,288,000 shares of common stock as part of the Company’s exchange transaction as further detailed in Note 7 of this quarterly filing. These shares are not registered in the Securities and Exchange Commission and were issued pursuant to an exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933 . The shares, along with the new senior secured convertible notes in the principal amount of $27,204, were exchanged for the senior subordinated convertible notes in the principal amount of $30,000 and $1,204 of unpaid and accrued interest and penalties. In addition, the Company issued $15,376 of additional senior secured convertible notes pursuant to an exemption set forth in Section 4(2) of the Securities Act of 1933.

On October 5, 2007, the Company issued 28,200 shares of its common stock to Portside Growth & Opportunity Fund (“Portside”). The shares were issued upon conversion of $264 of principal of the Amended and Restated Senior Secured Convertible Note issued by the Company to Portside in June, 2007. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

On October 11, 2007, the Company issued 122,300 shares of its common stock to L B I Group, Inc (LBI Group). The shares were issued upon conversion of $1,144 of principal of the Amended and Restated Senior Secured Convertible Note issued by the Company to LBI Group in June, 2007. The issuance of the shares of common stock was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Special Meeting of Shareholders of the Company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on October 1, 2007.

At the Special Meeting, the shareholders approved the proposal to approve the potential issuance of Company Common Stock in excess of twenty percent of the issued and outstanding shares pursuant to the Amended and Restated Securities Purchase Agreement dated as of June 19, 2007. A total of 4,569,716 votes were cast, of which 4,440,661 (97%) were cast in favor, 118,290 were cast against and 10,765 votes abstained. There were also 3,598,881 broker non-votes.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.2	Employment Agreement between Allied and Deborah F. Ricci (Incorporated by reference from Form 10-Q filed in May 2007).
10.24	Amended and Restated Securities Purchase Agreement, dated as of September 19, 2007, between The Allied Defense Group, Inc. and the Purchasers (Incorporated by reference from Form 8-K filed June 20, 2007).
10.25	Form of Notes (Incorporated by reference from Form 8-K filed June 20, 2007).
10.26	Form of Amended and Restated Registration Rights Agreement (Incorporated by reference from Form 8-K filed June 20, 2007).
10.27	MECAR Certificate dated July 11, 2007 (Incorporated by reference from Form 8-K filed July 12, 2007).
10.28	Stock Purchase Agreement, dated as of September 6, 2007 between Ving Holdings (Belgium) BVBA in incorporation (“in oprichting”), as purchaser and ARC Europe SA, as seller (Incorporated by reference from Form 8-K filed September 10, 2007).
10.29	Consolidated EBITDA Schedule
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

/s/ Deborah F. Ricci
Deborah F. Ricci
Chief Financial Officer and Treasurer

Date: November 9, 2007