Form 10-K
period 2007-12-31
ALLIED DEFENSE GROUP INC
filed 2008-03-26
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑          NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter, was $42,315,901. For purposes of this determination, only our directors, including any indirect holdings of such directors as reported in Item 11 of this Form 10-K, and executive officers have been deemed affiliates.

The number of shares of registrant’s Common Stock outstanding as of February 28, 2008, was 8,013,161.

PART I

ITEM 1.	BUSINESS

The Allied Defense Group, Inc. (“Allied” or the “Company”) is a diversified, multinational portfolio of defense and security businesses. Through our two primary segments, Ammunition & Weapons Effects and Electronic Security we specialize in delivering sophisticated defense and security solutions for government and commercial requirements worldwide.

Allied was incorporated as a Delaware corporation in 1961 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988 and subsequently changed its name to The Allied Defense Group, Inc. effective January 2, 2003. Allied’s strategic defense and security businesses are conducted through its various subsidiaries: MECAR S.A. (“MECAR”), MECAR USA, Inc. (“MECAR USA”), News/Sports Microwave Rental Inc. (“NSM”), and Global Microwave Systems, Inc. (“GMS”). In late 2003, the Company organized MECAR USA, Inc. (“MECAR USA”). In 2004, Allied Technology, LLC (“Allied Technology”) was formed to coordinate the activities of MECAR USA and Titan Dynamics Systems, Inc. (“Titan”). Allied Technology and Titan were sold on March 17, 2008 herein referred to solely as (“Titan”). The following table summarizes the Company’s significant acquisitions and dispositions:

Acquisition Date	Company Involved	Disposition Date

May 31, 1994	VSK Electronics N.V. and Télé Technique Générale	September 18, 2007
May 9, 1995	Intelligent Data Capturing Systems N.V.	September 18, 2007
December 11, 1999	VIGITEC S.A.	September 18, 2007
December 31, 2001	News/Sports Microwave Rental Inc.
June 6, 2002	Titan Dynamic Systems, Inc.	March 17, 2008
July 31, 2002	SeaSpace Corporation	July 23, 2007
August 1, 2004	CMS Security Systems	January 1, 2008
November 1, 2005	Global Microwave Systems, Inc.

All amounts are reported in thousands of dollars, except for share data and Item 11 — Executive Compensation.

Description of Business

Allied.  Allied, as the parent holding company, provides management, strategic guidance, business development, sales, marketing, export licensing, procurement, logistic support, treasury and government relations services for its subsidiaries. Allied reorganized its operations in 2005, adopting a new management model to increase coordination and synergies between the various operating units. The Company refocused itself on two core competencies — Ammunition and Weapons Effects and Electronic Security. In addition, the Company had an Other segment that included the Seaspace division. In July 2007 and September 2007, the Company sold SeaSpace and The VSK Group, respectively. On October 22, 2007, the Company committed to sell Titan in an effort to focus on its munitions capabilities. The sale of Titan occurred on March 17, 2008. Accordingly, the results of operations, financial position and cash flows of SeaSpace, The VSK Group and Titan, have been reported as discontinued operations for all periods presented. Headquarters expenses are reported separately on the segment reporting schedules.

Ammunition & Weapons Effects Segment

This segment includes the Belgium subsidiary MECAR and the U.S. subsidiary MECAR USA (first became operational in 2005). MECAR and MECAR USA focus on ammunition, light weapons and some pyrotechnic devices. As noted above, Titan is reported as a discontinued operation and has been eliminated from all segment reporting.

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

90mm Ammunition MECAR develops and produces a complete family of 90mm ammunition that includes Armor Piercing Fin Stabilized Discarding Sabot (APFSDS), High Explosive (HE), High Explosive Anti-Tank (HEAT), Smoke (SMK) and High Explosive Squash Head (HESH) rounds for the COCKERILL Mk II and III, ENGESA EC-90, the DEFA F1 and the CN 90 F3 & F4 guns. The 90mm MKVIII KENERGA Weapon System has been jointly developed by Cockerill Mechanical Systems (“CMI”) and MECAR to provide the modern LAV with anti-tank punch similar to that of tanks equipped with 105mm guns, without sacrifice to the range, mobility and maintainability of the light LAV. In this signed strategic alliance, CMI is responsible for the turret and weapon while MECAR is responsible for the ammunition. The ammunition products include the APFSDS, HESH and SMK versions with their corresponding training rounds.

105mm Tank Ammunition MECAR produces an entire range of 105mm tank ammunition. This range includes the APFSDS, HEAT, HESH and SMK, with their corresponding training rounds. Additionally, it has produced specialized short range training rounds for the Belgian Army. In 2003, MECAR, in conjunction with L-3 Communications, won the contract to deliver the 105mm High Explosive Plastic — Tracer (HEP-T) and Training Practice — Tracer (TP-T) rounds to the U.S. Army for the Stryker BCT systems. The rounds have been type classified as the M393A3 and M467A1 respectively.

120mm Tank Ammunition MECAR has entered into a signed strategic alliance to produce a 120mm HEP round for the 120mm smooth-bore tank gun. Based on the highly successful 105mm HEP round, this will provide the same capabilities to defeat a wide variety of material targets to the Abrams and Leopard 2 tanks.

Mortar Ammunition The 120mm family is state of the art ammunition for standard field mortars and for the turreted Armored Mortar System (AMS). The current version of this ammunition has successfully completed qualification with the U.S. Army, together with the 120mm AMS Light Armored Vehicle (LAV) system. This system is capable of direct as well as indirect fire. MECAR has developed and qualified a direct fire fuze for the AMS. The 81mm family of mortar ammunition has been modernized to compete with the latest generation of this product line. A family of 60mm mortar ammunition is under development at this time.

Other Ammunition MECAR has produced 155mm HE, SMK(WP) and Illuminating rounds for various customers. The 25mm APFSDS-T ammunition round is MECAR’s entry into the medium caliber arena. MECAR manufactures HE, CAN, HESH and HESH-PRAC ammunition for the 76mm L23 guns, which are in service with armored vehicles in several countries in Europe, South America, Africa and the Far East. MECAR has developed and manufactured ammunition for the 106mm Recoilless Rifle. MECAR has also developed and manufactured the 84mm SAKR Recoilless Rifle and its associated family of ammunition. The SAKR fills the gap between rifle grenades and the 90mm family of guns and ammunition. The SAKR ammunition (HEAT, HE, SMK, ILL and HEAT-TP-T) is also interoperable with existing 84mm systems.

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

ALLIED TECHNOLOGY.  Allied Technology was formed to coordinate the activities of MECAR USA and Titan. Allied Technology was sold on March 17, 2008 and has been eliminated from all segment reporting.

MECAR USA.  MECAR USA pursues contracts from the U.S. Government and others for ammunition and pyrotechnics devices. MECAR USA became operational in late-2005 following construction of a new facility in Marshall, Texas. More recently, MECAR USA has begun purchasing and selling weapon systems and/or ammunition manufactured by others, in the form of pass through contracts for the benefit of the U.S. government and other foreign governments. MECAR USA is focusing on the 105mm tank ammunition market for the development of its existing manufacturing facilities.

Titan.  Titan was previously included in this segment. Titan designs, manufactures and sells an extensive line of battlefield effects simulators. Titan was sold on March 17, 2008 and has been eliminated from all segment reporting.

Electronic Security Segment

This segment includes the operations of NSM and GMS. The Electronic Security (ES) segment provides products in the areas of security systems, surveillance and, electronic data transmission.

NSM.  NSM develops sophisticated microwave surveillance systems used in law enforcement, port security, border security, airport security, high-end commercial security, citywide surveillance applications and defense applications. The company is currently providing operations support for U.S. forces in Iraq and Afghanistan. NSM’s products and services are used for gathering, transmitting, receiving and processing multiple signals from remote locations. NSM develops, assembles and sells electronic technology products and systems for users to operate through NSM’s proprietary hardware, software and communication links. NSM’s systems and products include cameras, command/control systems, video concealments, intelligent software, microwave link solutions, radars, and other sensors. NSM offers fixed observation/transmit surveillance installations in addition to mobile command centers and airborne camera/tracking/transmit packages.

Global Microwave Systems.  GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage. GMS’s proprietary products occupy a commanding position within the Federal law enforcement community, and are widely used in organized crime, narcotics, and anti-terrorism investigations and prosecutions. GMS products are currently in use by both U.S. and coalition forces in counter-insurgency and anti-terrorism operations abroad. Because of their sub-miniature size, low power requirements, high fidelity, and long ranges, they have proven ideal for incorporation into the sensor suites of numerous air vehicles, including police and military helicopters and unmanned vehicles. GMS is now selling its proprietary, high definition video link, which has gained wide acceptance in high-profile televised sports applications.

The VSK Group.  The VSK Group was previously included in this segment. The VSK Group designs, manufactures, sells and installs security systems for government and private industry. The VSK Group was sold in September 2007 and has been eliminated from all segment reporting.

Other Segment.

This segment consisted solely of SeaSpace that provides products in the area of environmental monitoring. SeaSpace designs, manufactures, distributes and services weather and environmental satellite ground reception systems. SeaSpace was sold in July 2007 and has been eliminated from all segment reporting.

Geographic Areas and Industry Segments

See Note T of Allied’s consolidated financial statements for information concerning the geographic areas and industry segments of Allied. The Company operates in two principal segments: Ammunition & Weapons Effects segment which consists of MECAR and MECAR USA and the Electronic Security segment which consists of NSM and GMS.

Market and Customers

Allied derives the principal portion of its revenue in the Ammunition & Weapons Effects segment from direct and indirect sales to foreign governments and prime contractors, primarily on fixed price contracts. One foreign government accounted for approximately 41% in 2007 and 42% in 2006, of Allied’s revenue, directly or indirectly, as detailed in Note A to the consolidated financial statements. Commencing in early 2000, MECAR designated a former marketing representative as its independent distributor/value added reseller (“Distributor”) to foreign government customers. The Distributor obtains a contract from the end user customer and subcontracts a portion of the work to MECAR. The products that MECAR produces are sold to the Distributor for resale to the foreign government customers end users. The use of a Distributor for these purposes is not in conflict with European Community or Department of Defense regulations or protocol.

Ammunition & Weapons Effects products are sold either directly or indirectly to the defense departments of governments. MECAR is regulated by Belgian law regarding the foreign governments with which it may do business. The sales by MECAR in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. An order for MECAR’s products is often for a large quantity and/or a substantial aggregate price, primarily because materials required for the manufacture of the products cannot be economically purchased in small quantities and because of the favorable economies of large volume production. Most of the contracts received by MECAR require delivery in approximately one year. Accordingly, MECAR’s business is dependent upon its ability to obtain such large orders. MECAR frequently accepts smaller orders to increase its customer base and efficiently use its manufacturing capacity.

When MECAR obtains a contract for the sale of its products, it generally receives down payment(s) and/or letter(s) of credit to be applied to the purchase price upon shipment of the products. In such cases, MECAR is generally required to provide advance payment guarantees and performance bonds issued by its banking group pursuant to the terms of the company’s credit facility. MECAR has from time-to-time received foreign military sale (“FMS”) contracts from the U.S. Government for the manufacture of ammunition for the benefit of a foreign government customer. Such contracts may be terminated for convenience by the government or upon default by the manufacturer. The contracts received by MECAR through the FMS system do not require down payments, letters of credit, advance payment guarantees or performance bonds. MECAR completed its last FMS contract in 2005. MECAR USA’s current customers are mainly the U.S government and U.S.-based prime contractors.

In the Electronic Security segment, NSM’s customers include U.S. Government agencies and the Department of Defense, as well as, state and local law enforcement agencies. Contracts from U.S. Government agencies have historically accounted for a majority of NSM’s revenues. GMS sells its products to Law Enforcement markets and integrators in the surveillance, search and rescue, military, TV broadcast and entertainment markets worldwide. The Electronic Security segment is not dependent upon any single large customer for a majority of its revenue.

Principal Customers

MECAR has historically received a large percentage of its revenue from agencies of a foreign government. See Note A to Allied’s consolidated financial statements. MECAR receives contracts for the benefit of these customers via the Distributor and has also received contracts for the benefit of these customers via the FMS program. NSM has historically received the substantial majority of its revenue from agencies of the U.S. Government. GMS receives the substantial majority of its revenue from Government Federal Agency contracts, and from customers who integrate their products in Military UAV/UGV programs and from television broadcasters.

Raw Materials and Suppliers

In the Ammunition & Weapons Effects segment, production of ammunition requires an ample supply of chemicals, pyrotechnic materials, metal component parts and casings. MECAR generally attempts to ensure that several vendors will be available in the open market to compete for all supply contracts. However, once the development phase is complete and the design has been stabilized for certain products, the continued availability of supplies can become critical to its ability to perform on a particular contract. MECAR seeks to protect itself against shortages and similar risks by planning alternative means of production, by producing internally, and by monitoring the availability and sources of supplies. MECAR and MECAR USA depend upon major suppliers to provide a continuous flow of such components and materials where in-house capability does not exist, and has generally found such materials and supplies to be readily available.

In the Electronic Security segment, NSM and GMS rely upon a number of select subcontractors to supply the requisite electronic hardware for its security systems. To date, each entity has found such subcontract materials to be readily available. Both firms outsource the majority of their hardware assembly and manufacturing while maintaining the core design, assembly, integration, engineering and test activities in-house.

Prolonged disruptions in the supply of any of the Company’s raw materials, difficulty completing qualification of new sources of supply, or implementing use of replacement materials or new sources of supply could have a material adverse effect on the Company’s business, financial condition, or results of operations.

Marketing

The marketing activities of the Ammunition & Weapons Effects segment are strategically managed by a business development team with personnel based in both Belgium and the United States dedicated solely to that segment. The day to day marketing activities are handled by MECAR and MECAR USA staff of sales engineers, and executive personnel. For MECAR and MECAR USA, an even greater effort has been made to expand its customer base into new foreign governments in order to mitigate the potential downfalls of relying on a few large customers. MECAR USA currently focuses more of its marketing efforts on procuring finished goods for resale in pass through contracts, based on its limited manufacturing capabilities. In addition, MECAR advertises in trade journals and participates in trade shows. MECAR is also represented by marketing representatives in different markets and has designated a Distributor for indirect sales to its principal end user customer.

Electronic Security (ES) segment markets its products principally through its executive personnel and the sales personnel staff of NSM and GMS and a corporate business development team dedicated to the ES segment. GMS and NSM marketing includes exhibiting at industry trade shows, advertising in industry publications and Internet search advertising. GMS also relies on System Integrators and Original Equipment Manufacturer (OEM) customers for resale of its products. The corporate business development team focuses in five areas: coordinating marketing efforts among the ES segment subsidiaries to reduce overlap and missed opportunities; connect subsidiaries with high level officials in U.S and overseas; arranging demonstrations of the ES segment products throughout the United States to a variety of law enforcement agencies, government agencies and commercial interests; enhancing current marketing materials and developing new materials to attract the attention of the potential customer base; and coordinating the activities of all sales personnel and outside distributors. In late 2007, NSM restructured its marketing team to include a group of independent manufacturer representatives and a sales manager to monitor their activities on a full time basis.

Research and Development

In the Ammunition & Weapons Effects segment, the development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. MECAR maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 2007 and 2006, the Ammunition & Weapons Effects segment expended $1,617, and $2,071, respectively, for research and development activities. MECAR designed most of the products which it currently manufactures. MECAR designs and develops most of its special tooling, fixtures and special explosive loading and testing systems in addition to its munitions.

The Electronic Security business requires continuous investment in research and development to update and enhance its security systems. NSM and GMS employ staffs of design engineers specialized in the field of electronic hardware and software system design. During 2007 and 2006, the Electronic Security segment expended $2,489 and $2,901, respectively, on research and development.

Backlog

As of December 31, 2007 and 2006, Allied had backlog orders, believed to be firm, after giving effect to the percentage of completion method of accounting for its contracts of $110,822 and $42,609, respectively. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting as applicable. The December 31, 2007 and 2006 backlogs were as follows:

	December 31,
	2007	2006
	Amount	Amount

Ammunitions & Weapons Effects	$108,958	$37,274
Electronic Security	1,864	5,335

Total	$110,822	$42,609

The December 31, 2007 and 2006 amounts do not include unfunded portions of contracts, which are subject to the appropriation or authorization of government funds, of approximately $102,423 and $6,992, respectively, from both the AWE and ES segments. These are contracts or portions of contracts that do not have all of the appropriate approval to be performed on. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog. Of this total funded and unfunded backlog orders, approximately 69% are from our principal customer.

Competition

The munitions business is highly competitive. MECAR has a number of competitors throughout the world, including competitors in the United States. Many of its competitors are substantially larger companies with greater capital resources and broader product lines. Many of its competitors have existing relationships with governments and countries in which MECAR markets its products. For example, many countries will only acquire ammunition and other military items from vendors located in said countries. In many other countries, it is important to have an independent marketing representative. Competition is mainly based upon accessibility to potential markets, technical expertise, quality, capabilities of the product, price and ability to meet delivery schedules. In the United States, the market place is dominated by several large domestic manufacturers that make it difficult for MECAR and MECAR USA to directly compete. In some instances, MECAR and MECAR USA have signed strategic alliance with the larger competitors in order to work with them to develop new niche products. The downsizing of the munitions industrial base has resulted in a reduction in the number of competitors through consolidations and departures from the industry. This has reduced the number of competitors in some programs, but has strengthened the capabilities of some of the remaining competitors. In addition, it is possible that there will be increasing competition from the remaining competitors in business areas in which they do not currently compete.

The nature of the competition encountered by the Electronic Security segment depends upon the sub-segment of the security systems business. In the development and manufacturing area, there are a number of larger competitors, many with greater financial resources. NSM competes with niche suppliers of specialized security products as well as much larger companies with substantially greater financial and other resources. GMS competes with a small number of different manufacturers that operate in its niche markets.

Seasonal Nature of Business

The Company’s business in general is not seasonal, although the summer and winter holiday seasons affect Company revenue because of the impact of holidays and vacations on the Company’s international operations. Our ability to invoice certain customers in the Middle East is restricted in the summer months, which can increase our funding requirement during those periods. Variations in the Company’s business may also occur at the expiration of major contracts until such contracts are renewed or new businesses obtained.

The U.S. Government’s fiscal year ends on September 30 of each year. It is not uncommon for government agencies to award extra tasks or complete other contract actions in the weeks before the end of the fiscal year in order to avoid the loss of un expended fiscal year funds. Moreover, in the years when the U.S. Government does not complete its budget process before the end of its fiscal year, government operations typically are funded pursuant to a “continuing resolution” that authorizes agencies of the government to continue to operate but traditionally does not authorize spending on new initiatives. When the government operates pursuant to a continuing resolution, delays can occur in procurement of products and services, and such delays can affect the Company’s revenue and profit during the period of delay. In recent years, NSM and GMS have experienced their periods of greatest revenues in the third and fourth calendar quarters.

Personnel

As of December 31, 2007, the Company collectively had 430 employees as follows:

	Technical &	Hourly	Part-Time	Technical
	Salaried Employees	Workers	Employees	Consultants	Total

Allied	11	—	—	1	12
MECAR	50	262	1	5	318
NSM	31	10	2	1	44
GMS	26	19	—	4	49
MECAR USA	5	2			7

Total	123	293	3	11	430

The classification of employees noted above for MECAR is in accordance with Belgian law. MECAR’s hourly workers are represented by a labor union. The Company’s relations with the labor union have been good.

Patents and Trademarks

NSM holds a patent on a mechanical mast that is a key component of certain security systems it supplies to law enforcement agencies. The patent was granted in 1997. None of the other Allied subsidiaries hold significant patents or trademarks.

Environmental Regulations

The Company does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position, although new environmental regulations continue to go into effect in Belgium which may require some level of expenditure by MECAR in the future. MECAR has accrued approximately $132 at December 31, 2007 for all known expenditures required to be made by the Company at a later date in order to be compliant with current Belgian regulations.

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

Not required for a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Allied’s principal executive offices are located in Vienna, Virginia, where it leases approximately 6,400 square feet of office space. The lease expires in February 2013. The following table shows the principal properties of Allied’s subsidiaries as of December 31, 2007:

		Square Footage
Location	Property	Owned	Leased	Industry Segment

Nivelles, Belgium	Office/Mfg	399,068	—	Ammunition & Weapons Effects(1)
Spring Valley, CA	Office/Mfg	—	22,597	Electronic Security(2)
Carlsbad, CA	Office/Mfg	—	17,204	Electronic Security(3)
Marshall, TX	Office/Mfg	16,151	36,000	Ammunition & Weapons Effects(4)

(1)	MECAR’s principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which has been occupied by MECAR since 1989. The manufacturing and the administration facility area is approximately 339,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. MECAR also previously owned 600 acres in the vicinity of the Village of Marche in the Ardennes region of Belgium, which was previously used as a test range. MECAR ceased its use of the Ardennes firing range in 2001, and sold the property at the end of 2005. MECAR is now utilizing other test ranges, including a test range owned by the Belgian Army, although it is also exploring the prospects of securing the use of a new test range. Throughout 2007, MECAR operated using partial shifts. At December 31, 2007, MECAR was operating at approximately 93% of its productive capacity, after being under utilized for the first half of 2007.

(2)	NSM operates from leased office, production and warehouse facilities in Spring Valley, California. In 2004, NSM expanded to a second warehouse facility in close proximity to its original facility providing an additional 10,000 square feet. The original facility is leased on a month to month basis while the additional 10,000 square feet are leased through June 30, 2008. Due to NSM’s successful trend towards outsourcing that will continue in 2008, NSM plans to complete the process of consolidating its operations into one 10,000 square foot building by March 31, 2008. NSM is currently operating at 60% of its productive capacity.

(3)	Global Microwave Systems operates from leased facilities in Carlsbad, CA. The original office lease expired in October 2007 and has been renewed through September 2010. GMS is currently operating at 50% of its productive capacity.

(4)	MECAR USA operates from an office and manufacturing facility in Marshall, Texas, constructed in 2005 with assistance from the local development authority. In addition to the manufacturing facility, MECAR USA has leased 12,500 square feet of warehouse space since 2005 and increased that to 36,000 square feet in 2007. The facilities at MECAR USA have been sized in anticipation of future period revenue growth. MECAR USA is currently operating at 50% of productive capacity. In addition upon disposition, Titan will continue leasing approximately 6,500 of MECAR USA’s square footage on a short-term basis.

The above facilities are considered to be in good operating condition, adequate for present use, and have sufficient plant capacity to meet current and anticipated operating requirements.

ITEM 3.	LEGAL PROCEEDINGS

On April 27, 2007, the Company was served notice that Kings Road, one of note holders of the Senior Subordinated Convertible Notes, filed suit in the Southern District of New York seeking payments of the principal amount, redemption premium and accrued and unpaid interest of not less than $16,665. The Company resolved this issue with the note holder on June 19, 2007 in conjunction with the refinancing and additional funding described in

Note K of the consolidated financial statements. On July 5, 2007, the Company received confirmations of the dismissal of the suit by Kings Road.

There are no other material pending legal proceedings, other than ordinary routine litigation incidental to Allied’s business, to which Allied or any of its subsidiaries is a party or to which any of their property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2007, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Allied’s Common Stock has been listed for trading on the American Stock Exchange (“AMEX”) since September 15, 1992. Its AMEX trading symbol is ADG. Its media listing is under the symbol Allied Defense. The table below shows the high and low sales prices of Allied’s Common Stock during 2007 and 2006 (as reported by AMEX):

	2007		2006
	High	Low	High	Low

1st Quarter	$21.00	$7.72	$23.45	$20.45
2nd Quarter	10.45	6.01	23.30	20.77
3rd Quarter	10.43	3.75	21.98	16.00
4th Quarter	8.09	5.00	21.30	13.67

Stockholders.  The number of holders of record of the Common Stock at December 31, 2007 was 941.

Dividends.  There have been no dividends declared or paid by Allied since November 1992. The payment of dividends is within the discretion of Allied’s Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including earnings, capital requirements, operating and financial condition, and any contractual limitation then in effect. The terms of the senior subordinated convertible notes do not permit the Company to redeem, repurchase, declare or pay any cash dividend or distribution on its capital stock without approval of a majority in interest of the note holders for as long as any of the notes are outstanding. In addition, MECAR’s bank syndicate agreement requires the maintenance by MECAR of minimum financial covenants, which effectively restricts the amount of dividends that might be paid from MECAR’s assets. As of December 31, 2007 and 2006 MECAR was not compliant with those financial covenants, and although a waiver was obtained at December 31, 2006, MECAR is not allowed to remit a dividend based on the terms of its borrowing arrangements with its bank group and a Belgian regional agency.

Equity Compensation Plan Information.  The following table provides information as of December 31, 2007 about the Company’s Common Stock that may be issued upon the exercise of options and rights under all of the Company’s existing equity compensation plans as of December 31, 2007, including the 2001 Equity Incentive Plan, the 1997 Incentive Stock Plan and the 1992 Employee Stock Purchase Plan (all of which have been approved by the

Company’s stockholders), as well as rights to acquire shares of the Company’s Common Stock granted to unaffiliated institutional investors.

			Number of Securities Available
	Number of Securities to be	Weighted Average	for Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	369,500	$15.39	209,788
Equity compensation plans not approved by security holders(1)	411,593	$17.89	—

Total	781,093	$16.71	209,788

(1)	Consists of 349,297 warrants issued to purchaser of convertible notes as part of the 2007 Amended Restructuring and 62,296 warrants issued to the financial advisor for the 2006 financing.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, other than share data)

Overview

Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. The Company has two main reporting segments, the Ammunition & Weapons Effects (AWE) segment and the Electronic Security (ES) segment. In addition, the Company had a third, Other segment, that solely consisted of the Company’s SeaSpace subsidiary. In July 2007 and September 2007, the Company sold SeaSpace and The VSK Group, respectively. On October 22, 2007, the Company committed to sell Titan to focus on its munitions capabilities. Titan was sold on March 17, 2008. Accordingly, the results of operations, financial position and cash flows of SeaSpace, The VSK Group and Titan, have been reported as discontinued operations for all periods presented and are eliminated from the segment discussion provided below. Headquarters expenses are reported separately on the segment reporting schedules.

The AWE segment provides conventional ammunition and other training devices to the U.S. military and 30 countries worldwide, dealing with defense departments or ministries of defense in US/European Community approved sovereign entities. The ES segment encompasses a wide range of fixed and deployable systems and equipment used to address today’s security and surveillance requirements in the U.S. The ES segment markets its products to governments, law enforcement, and commercial security personnel. In addition to having distinct differences in client base and application of products, the production processes of the segments are distinct. The AWE segment constitutes manufacturing operations while the ES segment is more focused on the assembly, integration, testing and deployment of components manufactured by other suppliers.

•	Ammunition & Weapons Effects segment consists of MECAR, located in Belgium, and MECAR USA, located in Marshall, TX. MECAR develops and produces medium caliber, tank, mortar and other ammunition. MECAR USA became operational in late 2005 and pursues contracts from U.S. and foreign governments for ammunition and pyrotechnics devices with a focus on the 105MM market. More recently, MECAR USA has begun purchasing and selling weapon systems and/or ammunition manufactured by others, in the form of pass through contracts for the benefit of the U.S government and other foreign governments. MECAR and MECAR USA have similar products and services, similar production processes, similar methods to sell and distribute their products and operate in a similar regulatory environment.

•	Electronic Security segment consists of News Sports Microwave (NSM) and Global Microwave Systems (GMS), both located near San Diego, California. NSM designs, manufactures, installs and services industrial

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

Liquidity and Capital Resources

As described further below, the Company encountered serious liquidity difficulties in 2006 and 2007. The liquidity position improved markedly in the third and fourth quarters of 2007. The Company expects to have some liquidity challenges in the first half of 2008 as MECAR begins to perform on its increased backlog but anticipates that these challenges will decrease in the second half of 2008 as MECAR begins to receive payment on its first deliveries from its increased backlog. As described below, MECAR continues working on refinancing of its credit facility. Further, the Company will consider its options (including raising additional capital or the disposition of another subsidiary) to be in a position to satisfy a potential “put” of its senior secured convertible notes which may be made in December 2008 or January 2009, as discussed below.

The Company faced serious liquidity challenges in 2007 mainly resulting from the reduction of revenues and significant operating losses at MECAR, the financing costs associated with registration delay penalties and interest premiums paid to the holders of its Convertible Notes, legal and restructuring costs associated with alleged events of default with the convertible note holders and with the issuance of new convertible notes in June and July 2007, operational restructuring activities at MECAR and NSM to reduce the fixed cost base of those operations, and the funding of continuing operating losses at several of the Company’s smaller US-based subsidiaries. The downturn in the MECAR business resulted from lack of replenishment orders from MECAR’s largest customer after the completion of a large multi-year contract in early 2005. In fiscal year 2006 and in the first nine months of 2007, MECAR incurred significant operating losses and used its cash balances and credit facilities to fund these losses.

The Company managed its initial liquidity issues in 2007 through a combination of a restructuring of its convertible notes and sales of certain subsidiaries. In July 2007, MECAR received substantial replenishment contracts from several customers, which required a working capital investment in the second half of 2007. It was followed by additional orders received by MECAR throughout the balance of 2007 and early 2008 and increased orders received by GMS and NSM in the fourth quarter of 2007. The increase in orders resulted in the Company recording net income from continuing operations of $283 for the fourth quarter of 2007.

The Company restructured its convertible notes in June and July 2007. In connection with the restructuring, the note holders withdrew their allegation of events of default and purchased an additional $15,376 of convertible notes. At year end, MECAR obtained an additional loan from a Belgian regional agency. The Company sold each of its SeaSpace and The VSK Group subsidiaries in 2007. SeaSpace generated net proceeds of $674 while the sale of The VSK group generated net proceeds of $21,894, after repayment of $20,816 to the convertible note holders, pursuant to the terms of the convertible notes. As a result of these actions, the Company ended 2007 with unrestricted cash of $21,750.

Outlook for 2008.

MECAR has begun to work on the substantial backlog it accumulated in the second half of 2007. Further, MECAR has obtained substantial additional orders in early 2008, including a multiyear contract for $43,500. As a result, the Company expects to report a profit in 2008. Notwithstanding the healthy cash position at the end of 2007, the Company expects liquidity challenges in 2008 as it executes on its backlog. MECAR expects to make substantial shipments in the second and third quarters of 2008 and payment for these shipments will not be received until the third and fourth quarters of 2008. This situation is also impacted by the status of the MECAR credit facility. Based on the timing of purchases and the building of inventory, cash availability is expected to be at its lowest point in May and August of 2008.

During 2007, as MECAR worked to secure its new long term sales contract and reduce its fixed cost base, the subsidiary was also working on restructuring its credit facility. MECAR has failed to be in compliance with annual covenant requirements for the facility at December 31, 2005, 2006 and 2007 although MECAR did obtain debt waivers for 2005 and 2006. Early in 2007, the Company committed to MECAR’s banking group that it would look to completely refinance the credit facility by March 1, 2008. In the fourth quarter of 2007, the Company faced difficulties refinancing MECAR as a result of a tight credit market, political issues associated with financing ammunition manufacturers in Europe, and the lack of profitable historical results reported by MECAR prior to the fourth quarter of 2007. In January and February of 2008, the banking group notified MECAR that it would hold MECAR to its commitment to refinance the facility in early 2008. The Company has had extensive discussions with MECAR’s banking group in an effort to persuade them to continue to finance MECAR’s operations. A tentative agreement has been reached to extend and expand the credit facility until November 30, 2008. The finalization of the agreement is subject to local government support that will guarantee an additional portion of MECAR’s performance bonds and advance payment guarantees from April through November 2008. This additional guarantee will reduce the required restricted cash balances at MECAR and allow the Company to fund MECAR through it critical working capital expansion period.

The Company’s cash projections for 2008 show that the Company, particularly MECAR, should be able to generate cash from operations in 2008. In order for MECAR to be able to generate this cash, MECAR must secure its credit facility, at least at its current level as described in Note I of the consolidated financial statements. In addition to securing the credit facility, MECAR will require additional cash in the first half of 2008 in order to expand its working capital as it performs on its backlog. In addition, the terms of the senior secured convertible notes, limit the additional secured debt the Company can incur with preference to the convertible notes. At December 31, 2007, the Company had approximately €4,000 of additional availability that could be borrowed against on a secured basis. The Company believes it will be able to finance MECAR’s operations, in addition to the other operations, if the credit facility is secured for remainder of 2008 at the current levels. The Company’s projections show that, if the credit facility is secured until November 30, 2008, the Company should be able to manage through its liquidity issues and repay MECAR’s cash line and debt obligations.

As described in Note K of the consolidated financial statements, the senior secured convertible notes have a put feature that allows the holders to put the notes back to the Company on December 26, 2008 or January 19, 2009. The current principal balance outstanding on these notes is $20,357. The Company is currently evaluating strategic alternatives and may look to sell another of its subsidiaries to ensure it has the funds available to meet this put feature. The put feature requires the holders of the senior convertible notes to provide at least 75 days notice of intent to enforce this feature.

At December 31, 2007, the Company had $21,750 in cash on hand and the MECAR cash credit line had approximately $7,239 of cash availability at year end. For the year ended December 31, 2007, the Company used $20,508 of cash for operating activities from continuing operations. As explained above, the Company does not anticipate using cash at this level in 2008, mainly as a result of the substantial increase in the sales backlog at MECAR. In addition to the operational improvements that are anticipated for 2008, the cash loss in 2007 was negatively impacted by significant cash expenditures that are not recurring in nature and are not projected for 2008. These 2007 expenditures include items such as:

•	Registration delay payments and interest premiums paid for failure to register the Company’s common stock associated with the senior convertible notes of $1,200.

•	Financing fees paid in conjunction with additional borrowings of senior convertible notes of $1,000.

•	Additional legal costs associated with bondholder issues of $307.

•	Cash funding of Subsidiaries that have been divested. SeaSpace Corporation (sold July 2007) and Titan Dynamics Systems, Inc. (sold March 2008) of $1,709.

•	Restructuring consultants and advisors fees of $2,375.

In general, the Company believes, it will be able to successfully find a solution for MECAR’s credit facility and fund operations in 2008 and meet the obligations associated with the potential put on its convertible notes based on its current backlog, history of performing at a profit when backlog is substantial, the ability to raise capital and the ability to further divest of its subsidiaries. The Company’s independent audit firm has issued an audit opinion that expresses doubt about the Company’s ability to continue as a going concern mainly due to losses from operations and the uncertainty of the Company’s ability to refinance the MECAR credit facility. The Company’s backlog has shown substantial improvement from the prior year, and the profitability of the contracts should permit the Company to generate cash from its operations in 2008. The Company continues to work on a solution for the MECAR credit facility. The major obstacle to finalizing the restructured terms with the existing bank group is the approval of additional local government support related to guarantees for the performance bonds and advance payment guarantees. The Company is requesting that the local government agency guarantee a larger portion of the performance bonds and advance payment guarantees than they currently do, thereby lowering MECAR’s restricted cash requirements and providing more operating cash to MECAR. This agency started providing guarantees on MECAR’s performance bonds and advance payment guarantees on July 1, 2007 as MECAR initially faced its liquidity challenges associated with the receipt of its new substantial sales contract. The local government agency is scheduled to meet in mid-April 2008 to review MECAR’s proposal.

While the Company is looking to secure long-term financing for operations for the remainder of 2008 and 2009, there can be no assurance that:

•	The Company will be successful securing new MECAR financing or restructuring its existing banking group at MECAR.

•	The Company will be successful in taking necessary steps to be in a position to satisfy a potential “put” of its senior secured convertible notes which may be made in December 2008 or January 2009.

•	The Company will be successful in its restructuring and turnaround efforts at its subsidiaries.

•	The Company will be able to meet the financial debt covenants of its debt instruments.

The Company has less than $100 of firm commitments for capital expenditures outstanding as of December 31, 2007. No additional capital commitments are necessary to support the Company’s 2008 revenue projections. In addition, with the assistance of its investment banker, the Company continues to examine its strategic alternatives.

Results of Operations

Allied had a net loss of $21,278 for the year ended December 31, 2007 as compared to a net loss of $41,097 for the comparable period in 2006. The 2007 results were favorably impacted by a substantial gain on the sale of subsidiaries, particularly the VSK Group, of $29,314, while the 2006 results were negatively impacted by tax expense of $8,891 related to the full valuation allowance recorded against MECAR’s deferred tax assets.

The net loss from continuing operations before income taxes was $43,897 for the year ended December 31, 2007 as compared to $30,039 for the comparable period in 2006. The increased loss from continuing operations before income taxes in 2007 mainly resulted from the following non-recurring expenses:

•	increased legal and professional fees at Corporate and MECAR of $2,682 mainly associated with restructuring activities,

•	the write off of debt issue costs associated with the Company’s 2006 financing and 2007 refinancing of $3,456 and,

•	an increase in the loss from the fair value adjustment of the Company’s convertible notes of $8,564 due primarily to the settlement provisions of the Amendment Agreement.

In general, after adjusting for these non-recurring charges, the Company continued to sustain losses at the 2006 level because of reduced revenues. In 2005, MECAR completed a significant multi-year contract with its largest customer and a replenishment contract was not received from the customer until July 2007. Notwithstanding the large orders received by MECAR in July through December 2007, MECAR suffered a substantial decrease in revenue in 2007. Inasmuch as MECAR had virtually no work in early 2007, its revenues in 2007 were only $37,822 compared to $66,002 in 2006. MECAR was able to cut its operating costs in 2007 by keeping the facility idle in the early part of 2007 prior to the receipt of significant new orders. In the quarter ended December 31, 2007, as raw materials and components were received for MECAR’s new contracts, MECAR ramped up its production and generated revenues of $22,260 and pretax income of $1,187. The Company expects continued improved performance from MECAR throughout 2008.

In July 2007, MECAR announced that it had successfully negotiated several new orders with various clients in Asia, Europe, North America and other export markets, with a total expected value exceeding $170,000 over a three year period. Of the $170,000, the segment had already received firm contracts totaling more than $90,000 for delivery during 2007 and 2008. The Company expects MECAR to receive a second tranche of these contracts of approximately $80,000 in early to mid 2008. In addition in February 2008, the Company announced the award of an additional multi-year contract at MECAR for $43,500. On a consolidated basis, the Company had firm committed backlog of $110,822 and additional unfunded backlog of $102,423 at December 31, 2007.

The Company expects improved performance for MECAR and the other subsidiaries. The Company has engaged consultants at MECAR and NSM to restructure the operations in order to decrease the break-even point at each subsidiary. The Company estimates that the break even point is approximately €55,000 per year in revenue for MECAR while NSM’s break even point is estimated at annual revenue of approximately $10,000. At NSM, the Company has also restructured the subsidiary’s sales and marketing structure for improved effectiveness.

The Company’s results were significantly affected by the foreign exchange impact on the operations of the Company’s Euro-based business units. All Euro-based results of operations were converted at the average 2007 and 2006 exchange rates of 1.3707 and 1.2562, U.S. Dollar to 1 Euro, respectively.

The following table sets forth, for the years ended December 31, 2007 and 2006, certain items from Allied’s consolidated statements of operations expressed as a percentage of revenue.

	2007		2006
For the Years Ended December 31,	Amount	%	Amount	%

Revenues	$55,618	100.0%	$87,015	100.0%
Cost and expenses
Cost of sales	49,949	89.8	81,097	93.2
Selling and administrative	27,387	49.2	26,661	30.6
Research and development	4,106	7.4	4,972	5.7

Operating loss	(25,824)	(46.4)	(25,715)	(29.5)
Other income (expense)
Interest income	728	1.3	867	1.0
Interest expense	(11,588)	(20.8)	(8,884)	(10.2)
Net (loss) gain on fair value of Senior convertible notes and warrants	(6,663)	(12.0)	1,901	2.2
Other — net	(550)	(1.0)	1,792	2.0

Loss from continuing operations before income taxes	(43,897)	(78.9)	(30,039)	(34.5)
Income tax expense	4	—	11,340	13.0

Loss from continuing operations	(43,901)	(78.9)	(41,379)	(47.5)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	29,314	52.7	—	—
Income (loss) from discontinued operations	(6,691)	(12.0)	282	0.3

	22,623	40.7	282	0.3

Net loss	$(21,278)	(38.2)%	$(41,097)	(47.2)%

2007 compared to 2006

Revenue.  Allied had revenue of $55,618 for 2007, which was 36% lower than prior year’s revenue The table below shows revenue by segment for the two year period.

	Revenue by Segment
	2007		2006
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Ammunition & Weapons Effects	$38,603	69%	$67,263	77%
Electronic Security	17,015	31	19,752	23

Total	$55,618	100%	$87,015	100%

The Ammunition & Weapons Effects (AWE) segment revenue for the year ended December 31, 2007 decreased $28,660 (43%) from the prior period due to a lower volume of MECAR contracts in process resulting from a continuing delay in the receipt of new customer orders during the first six months of 2007. MECAR’s ability to produce under the new contracts was also limited in the current period due to the prolonged lead time of inventory purchases for the substantial new contracts. The normal purchasing lead time for many of MECAR’s component parts is four to six months as many of these purchases are from foreign vendors and require export and import licensing to ship. AWE segment revenues for the year ended December 31, 2007 included $37,822 of revenues from MECAR and $781 of revenues from MECAR USA as compared to $66,002 of revenues from MECAR and $1,261 of revenues from MECAR USA in the prior period. The 2007 revenue for MECAR USA was also down from the prior year level as a result of the completion of a major contract in early 2007. Based on a constant 2006 currency exchange rate for the year, the decrease in the year for MECAR would have been $31,340 (47%) as compared to an actual decrease of $28,180 (43%) from 2006 levels.

Revenue for the Electronic Security (ES) segment decreased $2,737 (14%) from prior year 2006 levels. Revenue for the year ended December 31, 2007 included $9,945 of revenue at GMS and $7,070 of revenues at NSM as compared to $7,269 of revenues at GMS and $12,483 of revenues at NSM in the prior period. The revenue for GMS was up by $2,676 for the year ended December 31, 2007 from the prior year as a result of the introduction of a number of new products and applications by GMS in 2007. The decline of $5,413 in NSM revenue was primarily due to a lag in follow-on contracts with NSM’s largest customer, the U.S Army, in the year ended December 31, 2007.

Cost of Sales.  Cost of sales (COS) as a percentage of revenue was 90% and 93% in 2007 and 2006, respectively. Gross margins, as a percentage of revenues, were 10% and 7% in 2007 and 2006, respectively. The 3% improvement in the gross margin from 2006 was associated with higher sales volume at GMS in 2007. In general, GMS’ gross margin percentage is traditionally higher than the AWE segment and NSM. As GMS made up a larger portion of the total revenues in 2007, the overall gross margin percentage increased. Overall, COS in 2007 was $31,148 lower than the prior year levels as a result of lower sales activity at MECAR.

	Cost of Sales as a Percentage of Revenue by Segment
	2007		2006
		% of		% of
		Segment		Segment
	Amount	Revenue	Amount	Revenue

Ammunition & Weapons Effects	$41,245	107%	$72,526	108%
Electronic Security	8,704	51	8,571	43

Total	$49,949	90%	$81,097	93%

Cost of sales for the AWE segment was $41,245 (107% of segment revenue) in 2007 as compared to $72,526 (108% of segment revenue) in 2006. The change in cost of sales for the year ended December 31, 2007 resulted primarily from lower sales activity at MECAR. In 2007, MECAR’s cost of sales exceeded revenues as a result of a low level of revenues on MECAR’s fixed cost structure. MECAR has been effective in temporarily idling much of its workforce through agreements entered into with its labor unions to reduce its fixed cost structure during periods of low sales. The reductions, however, were not at a level low enough to offset the reduced revenues for the year ended December 31, 2007. Gross loss for the AWE segment was $2,642 (7% of segment revenue) in 2007 as compared to a gross loss of $5,263 (8% of segment revenue) in the prior period. Gross loss for the year ended December 31, 2007 consisted of $1,559 loss from MECAR and $1,083 loss from MECAR USA, as compared to a gross loss of $4,648 from MECAR and $615 from MECAR USA in the prior period. MECAR USA experienced an increase in gross loss as a result of reduced volume and higher manufacturing and fixed cost structure in 2007. In constant U.S Dollars, based on 2006 currency exchange rates, MECAR would have reported a gross loss of $1,320 rather than the reported gross loss of $1,559, which would have been a decrease of $239 in gross loss as a result of exchange rates.

Cost of sales for the ES segment was $8,704 (51% of segment revenue) in 2007 as compared to $8,571 (43% of segment revenue) in 2006. Gross margin for the ES segment was $8,311 (49% of segment revenue) in 2007 as compared to $11,181 (57% of segment revenue) in 2006. Gross margins for the year ended December 31, 2007 consisted of $7,064 from GMS and $1,247 from NSM as compared to the gross margins of $5,338 from GMS and $5,843 from NSM in the prior year. The decline of the ES segment margins in 2007 was a result of a relatively high level of fixed production costs at NSM with lower sales volume. The gross margin on GMS’ products is typically more favorable than NSM’s margins as GMS production is manufacturing of a niche product and less system integration manufacturing than NSM.

Overall, many of the Company’s segments operate within a relatively fixed cost environment. Sales declines on a year to year basis, below these fixed costs levels, can have an unfavorable impact on profitability. The Company is focused on reducing these breakeven points wherever it can — on both a tactical and strategic level. The Company is also investing in business development and sales and marketing programs to ensure sales stay well above break-even levels.

Selling and Administrative Expenses.  Selling and Administrative (SA) expenses as a percentage of revenue were 49% and 31% for 2007 and 2006, respectively. SA expenses for the year ended December 31, 2007 increased $726 from the prior year. SA expenses for the year ended December 31, 2007 consisted of $9,454 from the AWE segment, $5,892 from the ES segment and $12,041 from the Corporate segment as compared to expenses of $7,264 from the AWE segment, $7,564 from the ES segment and $11,833 from the Corporate segment in the prior year.

The increase of $2,190 in the AWE segment was due to a higher level of spending in professional services for restructuring of operations in 2007. The increase in the Corporate segment reflected higher restructuring professional costs offset by reduced spending in staffing in the current year. The decrease of $1,672 in the ES segment expense was associated with overall reduced spending, mainly related to staffing, at NSM and GMS in 2007 compared to the prior year.

The Company is focused on reducing administrative costs across all business segments. It is consolidating back office functions within operating segments and is focused on significant reductions in corporate expenses as restructuring consultants are reduced in 2008. The Company does not anticipate recognizing the following nonrecurring expenditures:

•	Registration delay payments and interest premiums paid for failure to register common stock associated with senior convertible notes timely of $1,200,

•	Financing fees paid in conjunction with additional borrowings of senior convertible notes of $1,000,

•	Additional legal costs associated with bondholder issues of $307 and

•	Restructuring consultants and advisors fees of $2,375.

Research and Development.  Research and development costs as a percentage of revenue were 7% and 6%, for the years ended 2007 and 2006, respectively. The total expense for research and development was $4,106 in 2007 as compared to $4,972 in 2006. The decrease in spending for 2007 was in line with the Company’s overall cost reductions in 2007.

Interest Income.  Interest income as a percentage of revenue for the years ended 2007 and 2006, remained consistent at 1%. Due to lower levels of cash during the first eight months of 2007, interest income for 2007 was

$139 lower than 2006 level. Income earned on interest bearing accounts throughout the Company has been affected by higher interest rates.

Interest expense.  Interest expense for the year ended December 31, 2007 was $11,588 as compared to $8,884 in 2006. This 2007 increase was mainly due to a write off of the remaining unamortized debt issue costs of $1,749 from the Initial Notes, the immediate recognition of debt issue costs incurred on the debt restructuring completed in 2007 of $1,707 and a higher interest rate on the refinanced notes, offset by reduced interest expense associated with lower debt levels in late 2007.

Net (Loss) Gain on fair value of senior convertible notes and warrants.  The net loss recognized for the year ended December 31, 2007 from the fair value of the convertible notes and warrants was $6,663 as compared to the net gain of $1,901 for the comparable period in 2006. This loss was associated with the calculated fair value of the Notes and warrants as of December 31, 2007 as compared to the calculated fair value of the Notes and warrants for the comparable period in 2006. In June 2007, the Company exchanged the senior subordinated convertible notes that were outstanding for new senior secured convertible notes and common stock. See Note K of the consolidated financial statements for a description of this transaction.

Other — Net.  Other-Net for the year ended December 31, 2007 decreased by $2,342 from 2006 levels. This decrease was mostly associated with the Belgium-base operations entering into fewer foreign currency transaction contracts in 2007 as compared to the prior year’s levels. The Company recognized currency exchange loss of $252 in 2007 as compared to currency exchange gains of $1,055 in 2006. This fluctuation is based on the currencies set on MECAR’s long term sales contracts. The receipt of lower income from insurance recoveries and higher penalties of $384 in 2007 had an additional impact on this overall decline in the current year.

Pre-Tax Loss.

	Pre-Tax Loss by Segment
	2007		2006
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue

Ammunition & Weapons Effects	$(18,545)	(33)%	$(18,802)	(22)%
Electronic Security	(1,456)	(3)	(669)	(1)
Corporate	(23,896)	(43)	(10,568)	(12)

Total	$(43,897)	(79)%	$(30,039)	(35)%

Ammunition and Weapons Effects segment incurred a pre-tax loss of $18,545 in 2007 as compared to a pre-tax loss of $18,802 in 2006. The continued losses were associated with the lack of a large high-margin contract and relatively high fixed cost structures in 2007 and 2006 at MECAR.

Electronic Security segment recognized a pre-tax loss of $1,456 in 2007 as compared to a pre-tax loss of $669 in 2006. This increase in pre-tax loss was mainly due to lower sales activity at NSM in 2007 due to a lag in follow-on contracts with NSM’s largest customer, the U.S Army, during the year ended December 31, 2007. The increased loss at NSM was offset by improved profitability at GMS in the current period.

Corporate segment had a pre-tax loss of $23,896 in 2007 as compared to a pre-tax loss of $10,568 in 2006. This increase in loss was attributable to the $6,663 loss recognized on the fair value of the convertible notes and warrants compared to a $1,901 gain recognized in 2006, higher interest expense in 2007 as compared to the prior year and other increased costs associated with the Company’s liquidity challenges in 2007.

Income Taxes-Expense (Benefit).  The effective income tax rates in 2007 and 2006 were zero and 39%, respectively. The reduced tax rate for 2007 was associated with a loss recognized in both 2007 and 2006 and a full tax valuation allowance of $24,037 recorded by MECAR and U.S. operations in 2006. These tax valuation allowances were recorded by the Company based on the losses incurred over the past few years for these subsidiaries.

Income (loss) from discontinued operations, net of tax.  Income (loss) from discontinued operations consisted of gain on sale of subsidiaries and income (loss) from discontinued operations. SeaSpace and The VSK Group were sold during 2007 and Titan was sold on March 17, 2008. The income from discontinued operations for the year ended December 31, 2007 was $22,623 as compared to income of $282 in 2006. The current year income included gains recognized from the sale of The VSK Group of $29,314, offset by losses of $4,313 and $3,665 at SeaSpace and Titan, respectively.

Net Loss.  The Company incurred a net loss of $21,278 in 2007 as compared to net losses of $41,097 in 2006. This decrease in loss was associated with the gain recognized from the sale of The VSK Group. The net loss from continuing operations was $43,901 in 2007 as compared to $41,379 in 2006.

Backlog.  As of December 31, 2007, the Company’s firm committed backlog was $110,822, compared to $42,609 at December 31, 2006. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting, as applicable. The table below shows the backlog by segment for the two year period.

	Backlog by Segment
	2007		2006
	Amount	%	Amount	%

Ammunition & Weapons Effects	$108,958	98%	$37,274	87%
Electronic Security	1,864	2	5,335	13

Total	$110,822	100%	$42,609	100%

In addition, the Company had unfunded backlog, subject to an appropriation of governmental funds, of approximately $102,423 and $6,992, at December 31, 2007 and 2006, respectively, from both the AWE and ES segments. These are contracts or portions of contracts that do not have all of the appropriate approvals to be performed on. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog.

The significant increase in 2007 for the AWE segment was attributable to MECAR’s receipt of several new large orders, a total expected value exceeding $170,000 over a three year period, with various clients in Europe, North America and other export markets awarded in July 2007. The 2006 level was substantially lower because of MECAR’s continuing delay in receipt of these orders and the completion of previously awarded contracts, offset by an appreciation of the Euro during the current year. In addition to meeting the ammunition needs of its traditional customers, MECAR has undertaken a customer diversification effort in the past few years, which has contributed to several new orders in 2006 and 2007.

Electronic Security’s lower backlog level at 2007 as compared to the prior period was attributable to a delay at NSM in receipt of new orders from its larger customers, the U.S. Army, offset by a small increase orders at GMS in 2007. In 2006, NSM received significant firm committed orders from the U.S Army, which were mostly completed in late 2006 and early 2007.

Balance Sheet.

The table below provides the summary consolidated balance sheets as of December 31, 2007 and 2006:

	December 31,
	2007	2006

ASSETS
Cash	$34,802	$24,798
Accounts receivable, net	9,339	7,973
Costs and accrued earnings on uncompleted contracts	39,313	25,534
Inventories, net	24,706	21,092
Other current assets	8,793	40,509
Other Assets	43,298	48,123

TOTAL ASSETS	$160,251	$168,029

LIABILITIES
Bank overdraft facility	$7,239	$13,702
Accounts payable and accrued liabilities	32,677	22,899
Customer deposits	26,835	19,855
Other current liabilities	14,038	13,585
Senior convertible notes	19,392	26,907
Other long-term liabilities	14,415	15,734

TOTAL LIABILITIES	114,596	112,682

STOCKHOLDERS’ EQUITY	45,655	55,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,251	$168,029

All items on the Company’s December 31, 2007 consolidated balance sheet were affected by the increased value of the Euro in 2007. All Euro-based activity was converted at the December 31, 2007 and 2006 closing exchange rates of $1.4729 and $1.3203 U.S. Dollar to 1 Euro, respectively.

Historically, the Company’s cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fund the Company’s operational needs. Working capital, which includes restricted cash, was $18,421 at December 31, 2007 as compared to $13,443 at December 31, 2006. This increase in working capital was primarily a result of repayments made on the senior notes from proceeds received from the sale of VSK and SeaSpace and a reduction of the bank overdraft balance from proceeds of the SOGEPA loan, offset by an increase in accounts payable and accrued liabilities at 12/31/07.

The cash balance, restricted and unrestricted, at December 31, 2007 was $34,802 as compared to $24,798 at December 31, 2006. This increase was mainly attributable to the proceeds received from the sale of SeaSpace and The VSK Group in 2007 of $43,384, offset by the elected redemption by the Company’s senior convertible note holders of approximately $20,816 of the outstanding senior secured convertible notes in 2007 and the cash used in operating activities. Restricted cash balances were $13,052 and $8,401 at December 31, 2007 and 2006, respectively. The restricted cash balance consists mainly of MECAR’s customer deposits of which a portion has been restricted to secure bank issued advance payment guarantees.

Accounts receivable at December 31, 2007 increased by $1,366 from December 31, 2006 primarily from the higher billings at MECAR and GMS during the fourth quarter. Costs and accrued earnings on uncompleted contracts increased by $13,779 from the year ended December 31, 2006 primarily due to the pending shipments of MECAR’s contracts in process in 2007. MECAR had significant orders in process and higher backlog than in prior years as the business negotiated several new orders with various clients in Europe, North America and other export markets in 2007.

Inventories increased from December 31, 2006 by $3,614 due to a build up of work in process for contracts in progress at December 31, 2007 offset by an increase in the reserve for obsolescence of $1,041 due to aging of MECAR’s inventory and no specific plans for the utilization of that inventory. In most years and for most contracts, the Company looks to purchase inventory late in the sales process and close to the receipt of a signed sales contract.

Other current assets decreased by $31,716 from December 31, 2006 due to the sale of SeaSpace and The VSK Group in 2007. In the prior year, these subsidiaries’ assets were considered as assets held for sale. The balance at December 31, 2007 represents the assets of Titan which were sold on March 17, 2008.

Other assets decreased from $48,123 at December 31, 2006 to $43,298 at December 31, 2007. This decline was attributable to the write-off of unamortized debt issued costs of $1,749 from the completed debt restructuring in June 2007 and the recognition of scheduled yearly depreciation and amortization expense of $6,461 offset by approximately $1,916 of capital expenditures in 2007.

The bank overdraft facility declined by $6,463 from December 31, 2006 as a result of partial repayments made in 2007. Accounts payable and accrued liabilities at December 31, 2007 increased by $18,085 from December 31, 2006 as a result of the timing of cash payments at MECAR and the U.S. based operations and the ramp up of contract activity at MECAR. MECAR has had to continue to tightly manage its cash as it renegotiates with its banking group and begins shipping on its new contracts. Customer deposits increased by $6,980, primarily at MECAR, as a result of the receipt of new sales contracts in 2007 of more than $90,000 with delivery required during 2007 and 2008.

Other current liabilities increased by $453 from December 31, 2006 primarily due to unpaid Belgian social security payments of $8,307 offset by a reduction in liabilities held for sale due the sale of SeaSpace and The VSK Group in 2007.

Senior subordinated convertible notes decreased as the notes were refinanced and replaced by senior secured convertible notes. In June 2007, the Company retired the $30,000, face value senior subordinated convertible notes and agreed to pay $1,204 of unpaid interest and penalties. In exchange the Company issued $27,204 of senior secured convertible notes and 1,288,000 shares of the Company’s common stock. The Amended Notes mature on June 26, 2010 and become puttable by the holders after December 26, 2008. In addition, the Company issued $15,376 of senior secured convertible notes to raise additional capital to the same note holders of the $30,000 in conjunction with the exchange transaction in June and July 2007. In July 2007, the Company repaid $867 of principal with the proceeds of the SeaSpace sale. In October 2007, the Company repaid approximately $19,949 of the outstanding notes from the proceeds of The VSK Group sale. See Note K of the consolidated financial statements for a full description of the transactions.

Other long-term liabilities decreased by $1,319 at December 31, 2007 from the prior year level of $15,734. This was mainly associated with the calculated fair value of the warrants as of December 31, 2007 as compared to the calculated fair value of the warrants in 2006.

Stockholders’ equity as of December 31, 2007, was negatively affected by the net loss for 2007. This decrease was offset by a positive performance in the value of the Euro versus the U.S. dollar, which resulted in an increase in accumulated other comprehensive income. The Euro appreciated by approximately 12% from December 31, 2006. Additional paid-in capital increased due to the issuance of common stock from debt restructuring (see Note K of the consolidated financial statements), restricted stock grants and employee stock purchases.

Cash Flows.

The table below provides the summary cash flow data for the periods presented:

	2007	2006

Net cash used in operating activities	$(18,294)	$(2,400)
Net cash provided by (used in) investing activities	40,383	(6,189)
Net cash (used in) provided by financing activities	(16,044)	19,492
Effects of exchange rate on cash	1,429	802

Operating Activities.  The Company used $18,294 of cash in its operating activities during 2007 as compared to $2,400 of cash used in its operating activities during 2006. The cash used in continuing operations was $20,508 in 2007 as compared to $4,150 in the prior comparable period. Discontinued operations generated $2,214 of cash in the year ended December 31, 2007 as compared to $1,750 generated in the prior period.

The increase in cash used from continuing operations resulted from a $43,897 loss from continuing operations and a reduction in the cash generated from changes in operating assets. The change in operating assets provided $1,658 of cash in 2007 as compared to $21,312 of cash generated in the prior comparable period. The most significant change in operating assets and liabilities was an increase in cash generated by accounts payable and accrued liabilities of $15,137 in 2007, which resulted from cash constraints and holding back of certain vendor payments particularly at MECAR, as compared to $20,503 of cash used for accounts payable and accrued liabilities in 2006. The fluctuation in accounts receivable and cost and accrued earnings on uncompleted contracts utilized cash of $10,412 in the year ended December 31, 2007 as compared to $13,987 of cash generated in the prior period. Due to an increase in 2007 inventory balance, the Company utilized $2,712 of cash in 2007, as compared to $12,470 of generated cash in the prior comparable period of 2006. The Company generated $4,422 of cash from the growth of customer deposits in the current period as compared to $9,471 of cash generated in the prior period. Cash paid for interest was $5,453 and $7,440 for the year ended December 31, 2007 and 2006, respectively. Cash paid for income taxes was $1,036 and $1,780 for the year ended December 31, 2007 and 2006, respectively, which included federal, international and state taxes, mainly related to the discontinued operations of The VSK Group.

Investing Activities.  Net cash provided by investing activities increased by $46,572 between the two periods reported. This stemmed from the sale of The VSK Group in September 2007 and SeaSpace in July 2007, which generated net proceeds of $43,384 and reduced capital expenditures at the MECAR USA and MECAR. The Company estimates that it has less than $1,300 of non-firm capital commitments and $100 of firm capital commitments outstanding as of December 31, 2007.

Financing Activities.  The Company used $16,044 of cash from its financing activities during the year ended December 31, 2007 compared to $19,942 of generated cash during the same period of 2006. A large portion of the cash generated from financing activities in 2006 was a result of the March 2006 issuance of senior subordinated convertible notes in the amount of $30,000. The decline in cash generated in the current period was related to the repayment of $20,816 of the senior secured convertible notes in conjunction with the sales of SeaSpace and The VSK Group , the reduction of MECAR’s bank overdraft facility by $7,488 and scheduled repayment of long term obligations of $3,350, offset by $15,376 of cash generated from the additional issuance of senior convertible notes and $8,224 of long-term debt issued at MECAR to a Belgian regional agency, SOGEPA, in December 2007. The reduction in MECAR’s bank overdraft facility was based on the timing of payments immediately made prior to December 31, 2007. MECAR will fully use the bank overdraft facility for most of 2008 as working capital requirements increase as MECAR produces under its significant backlog. The financing activities of the operating subsidiaries are more fully explained below.

Effects of Exchange Rate.  Due to significant fluctuation in exchange between USD and Euro between December 31, 2007 and 2006 and higher cash balances being maintained in euros, the Company generated $1,429 of cash in current period as compared to $802 of generated cash in the same comparable period of 2006.

Allied.  The parent Company continues to operate based on management fees and dividends received from certain subsidiaries and proceeds of divestitures. Allied has made cash infusions in MECAR, NSM, MECAR USA and Titan to support working capital requirements and operating losses in 2007. The parent company plans to use the proceeds of The VSK Group sale to fund operations in 2008. In 2008, Allied mainly will look to fund MECAR on an interim basis as its working capital demands increase. MECAR USA, NSM and GMS are projected to operate without permanent financing from Allied.

MECAR.  MECAR continues to operate from internally generated cash, funds provided by its bank facility, financing from capital leases and cash received from Allied and other affiliates. In addition, a loan of approximately $8,837 was provided by a local Belgian regional agency to extend MECAR’s working capital. The bank facility agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. As of December 31, 2007 and 2006, MECAR was not in compliance with the facility covenants. The Company has obtained a waiver for the year ending December 31, 2006 and is in discussion with the lenders regarding a waiver for 2007 and a potential refinancing. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been restructuring its business to return to profitability. Early in 2007, the Company committed to the banking group that MECAR would refinance its credit facility, no later than March 1, 2008. In January and February of 2008, the banking group notified MECAR that it would hold MECAR to its commitment to refinance the facility in early 2008. The Company has reached a tentative agreement with the lenders for a short term solution as the Company continues to look for alternative financing and generates cash from its backlog position.

Other Subsidiaries.  NSM and the MECAR USA operated in 2007 from cash generated from operations and cash infusions by Allied. In 2007, GMS operated from cash generated from operations.

Stock Repurchases.  The Company did not repurchase any shares of its common stock in 2007 and does not anticipate repurchasing any shares in 2008.

Future Liquidity.  Allied’s initial focus is to secure the restructuring of the MECAR bank facility. As described above, this will likely require assistance from the Belgian local government. Assuming this restructuring is completed, Allied must then take the steps necessary to assure that it can meet a put option of its convertible notes at year-end 2008. As noted above, Allied is considering a sale of another of its subsidiaries to generate sufficient cash for this purpose. Allied’s future liquidity will depend on its ability to generate cash in 2008 based on its significant increase in backlog. On a longer term basis, Allied’s future liquidity will depend on continuing to receive orders at the rate realized in the second half of 2007 from its traditional customers and the success of its efforts to broaden its revenue base.

The Company’s ability to cover its anticipated future operating and capital requirements is dependent upon its continued ability to generate positive cash flow from operations of its subsidiaries, particularly the operations of MECAR, and the Company’s ability to minimize its corporate overhead structure. Over the past two years, the Company has spent a significant amount on audit fees associated with multi-year accounting restatements; consulting and strategic advisor fees used to reduce the fixed operating structure of its subsidiaries, refinance its senior convertible notes and evaluate its strategic alternatives including the sale of its subsidiaries; and increased legal costs associated with the 2007 alleged defaults of its senior convertible notes, their subsequent refinancing and the uncertainty regarding MECAR’s credit facility on a long-term basis.

As described in Note K of the consolidated financial statements, the senior secured convertible notes have a put feature that allows the holders to put the notes back to the Company on December 26, 2008 and January 19, 2009. The put feature requires the holders of the senior convertible notes to provide at least 75 days notice of intent to enforce this feature. The Company will take necessary steps (including raising additional capital or the disposition of another subsidiary) to be in a position to satisfy the potential “put” of its senior secured convertible notes. The Company is currently evaluating strategic alternatives to ensure it has the funds available to meet this put feature.

In 2008, the Company expects to fund its domestic operations and MECAR with cash available at December 31, 2007 and possible additional financing from MECAR’s bank facility. MECAR’s cash flow is expected to be positive in 2008 assuming that it resolves its current financing issues which will enable MECAR to perform on the backlog it has today. In addition to normal operating costs, MECAR may incur additional legal, consulting and financing costs in conjunction with resolving its short-term and long-term financing alternatives. The Company continues to work to reduce the fixed cost structure at MECAR and may incur additional costs to achieve any permanent cost restructuring at MECAR. Additional costs related to a permanent restructuring of MECAR or additional legal and restructuring costs may have to come from the sale of equity by the Company and/or the sale of existing assets.

Off-Balance Sheet Arrangements.  As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2007, we are not involved in any material unconsolidated SPE transactions.

MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s banking group. MECAR is obligated to repay the bank group any amounts it pays as a result of any demands on the bonds or guarantees.

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

Recent Accounting Pronouncements.  See Note A to the consolidated financial statements for a description of recently issued accounting pronouncements. Allied does not anticipate that any of such pronouncements will have a material impact on its financial results.

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

The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Revenue recognition via the percentage of completion method

•	Goodwill and intangible asset valuation

•	Inventory reserves and allowance for doubtful accounts

•	Foreign currency translations

•	Derivative Instruments

•	Valuation of deferred income taxes and income tax reserves.

Revenue Recognition via the Percentage of Completion Method.  We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. The percentage of completion method is used by MECAR and NSM for substantially all of their fixed price sales contracts. Approximately 81% and 92% of consolidated revenue was recognized under the percentage of completion method during 2007 and 2006, respectively.

Under the percentage of completion method, revenue is recognized on these contracts as work progresses during the period, using the percentage of direct labor incurred to total estimated direct labor (MECAR) or on a total cost incurred to total estimated cost basis (NSM). Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in the calculation of the expected margin and the percent complete. If the contract is projected to create a loss, the entire estimated loss is charged to operations in the period such loss first becomes known.

Accounting for the profit on a contract requires (1) the total contract value, (2) the estimated total direct labor cost to complete which is equal to the sum of the actual incurred labor costs to date on the contract and the estimated labor costs to complete the contract’s scope of work, (and/or the actual total cost to date on the contract and the total estimated cost to complete the contracts scope of work), and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost at completion. Adjustments to original estimates are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. A number of internal and external factors affect our cost of sales estimates, including labor rates and efficiency variances and testing requirements. While we believe that the systems and procedures used by the subsidiaries, coupled with the experience of their management teams, provide a sound basis for our estimates, actual results will differ from management’s estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

Revenue on contracts that do not qualify for the percentage of completion method is taken on a shipment basis, usually FOB shipping point.

Goodwill and intangible asset valuation.  The Company adopted FASB No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles with definitive lives and other costs. As of December 31, 2007, the Company had $9,932 of goodwill recorded in Other Assets on the consolidated balance sheet. In conjunction with the implementation of the accounting rules for goodwill, the Company completed a goodwill impairment analysis in the fourth quarter of 2007 and determined that no impairment charge to earnings was required. As required by SFAS No. 142, the Company will perform a similar review each year or earlier if indicators of potential impairment exist. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital and a market capitalization approach. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. If market conditions in these business units fail to meet expectations, it could negatively impact revenue or cost, and could result in charges for the impairment of goodwill in future periods.

For intangible assets with definitive lives, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset. As of December 31, 2007, the Company had $7,737 of gross intangible assets with definitive lives, which includes developed technologies, patents, customer lists, trademarks, etc. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to reflect the impairment of these assets. Impairment could also result if the underlying technology fails to gain market acceptance, if the products fail to gain expected market acceptance or if the market conditions in the related businesses are unfavorable pursuant to SFAS 144. For intangible assets with indefinite lives the Company performs an impairment evaluation in accordance with FAS 142. At December 31, 2007 the Company had $3,220 of intangible assets with indefinite lives.

Inventory reserves and allowance for doubtful accounts.  Inventories are stated at the lower of cost or market. Cost is determined based on the weighted average cost method. The Company’s inventory includes raw materials, work-in process and finished goods of $24,706 as of December 31, 2007. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. The write-down is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations. Some of our customers share the same weapons platforms. For these customers, MECAR, at times, produces inventory in anticipation of receiving signed contracts for their manufacture. This inventory, while designated for a particular contract, can be used to fulfill other contracts as long as the customer uses the same weapons platform. At times the Company may have inventory in excess of the amount designated in a signed contract. The Company feels that this inventory is still viable as it is able to sell it to other customers that share the same platforms.

Foreign Currency Translation.  The assets and liabilities of ARC Europe and subsidiaries including MECAR and ARC Limited are translated into U.S. dollars at year-end exchange rates. The resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. In years with greater currency fluctuation, the impact on the apparent change for the same line item (e.g. Property, Plant & Equipment) would appear more significant than if all assets or liabilities were held in the same functional currency (e.g. US Dollars). As of December 31, 2007, 83% of all Company assets are located in Belgium, making the Company sensitive to year-to-

year fluctuations in currency, particularly the Euro. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations. For 2007, revenue from Belgium represented 68% of the total revenue for the Company. The Company recognizes the significance of foreign subsidiary operations on reported financial results thus making this a critical accounting policy.

Derivative Instruments.  The Company designates its derivatives based upon the criteria established by Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company no longer utilizes derivatives that are designated as fair value or cash flow hedges. Therefore, changes in fair value of the Company’s derivatives are recognized currently in net income. The Company believes that derivative accounting is critical to its estimates and financial reporting. Pursuant to SFAS 133, hedge accounting and the subsequent restatements related to non-hedge accounting have been material to the Company’s financial results and thereby represent a significant policy to the Company. The Company believes hedge accounting provides financial results that better describe the underlying economics of the Company’s transactions rather than the results reported under non-hedge accounting.

Valuation of deferred income taxes.  The Company is subject to taxation by federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The Company believes that it has recorded adequate liabilities and reviews those balances on a quarterly basis. Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance is established for the amount of the deferred tax assets that are determined not to be realizable. Currently, the Company has full valuation allowances recorded for all deferred tax assets based mainly on the substantial losses incurred over the past three years. The Company will continue to evaluate the adequacy of these valuation allowance on a quarterly basis as MECAR performs on its substantial backlog.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information and data required by this Item are set forth in the pages indicated in Item 15(a) (1) and (2). See Note U of the consolidated financial statements for supplementary quarterly financial data required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item. BDO Seidman, LLP was the Company’s independent accountants for both 2007 and 2006.

ITEM 9A (T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria. During the year ended December 31, 2007, the Company implemented changes, as described below, related to the remediation of previously disclosed material weaknesses in internal control over financial reporting. We have concluded that our remediation efforts have effectively addressed our previously disclosed material weaknesses relating to contract accounting at our Belgian subsidiary, MECAR SA, and our financial reporting process.

Changes in Internal Control Over Financial Reporting

Changes were made during the fiscal year and fourth quarter ended December 31, 2007, in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. These changes, as described below were made to implement policies and procedures to remediate material weaknesses identified in the prior year and to improve internal controls. During the Company’s year ended December 31, 2006 assessment, the Company identified two material weaknesses in our internal control over financial reporting. The first material weakness concerned accounting for contract costs at our Belgian subsidiary, MECAR SA. MECAR SA did not maintain an accurate contract accounting cost ledger. The second material weakness related to the Company’s inadequate financial reporting process. The Company’s third quarter 2006 restatement as well as the Company’s general consolidation and reporting processes were not adequate to meet the needs of the public reporting requirements during 2006.

In response to the material weaknesses in internal control over financial reporting described above, management implemented the following controls and procedures to remediate those material weaknesses: (1) Contract Accounting: We have implemented effective new processes and procedures for documenting and accounting for contract costs. In 2006, we upgraded our MRP SAP system at MECAR and have continued to develop procedures to ensure the accuracy and timeliness of the information and transactions that are processed in the system. In addition, the Company has added detailed substantive internal audit procedures performed by a third party consultant to review the contract cost ledger on a quarterly basis; (2) Financial Reporting Process: We have put in place tighter controls to ensure consistency and transparency in subsidiary reporting which should enable us to provide timely and accurate consolidated financial results. We have put in place a monthly accounting review process with each subsidiary’s management to review both the results of their operations and their current accounting policies and have created a more comprehensive and formalized periodic reporting to the corporate offices from the subsidiaries.

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2007 which was not so disclosed.

PART III

ITEM 10.	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the directors of Allied:

J. H. Binford Peay, III, (General (Ret.)), age 68, became a director in April 2000 and was elected Chairman of the Board, President and Chief Executive Officer in January, 2001. General Peay resigned as President and Chief Executive Officer of the Company as of June 1, 2003 to become Superintendent of the Virginia Military Institute. He remains as Chairman of the Board. General Peay retired in 1997 as Commander in Chief, United States Central Command, with responsibility for operations in some 20 countries throughout Africa, the Middle East, Persian Gulf and South Asia. Previously, he was Vice Chief of Staff, U.S. Army. General Peay is currently a director of BAE Systems, Inc., a subsidiary of BAE Systems, plc an international defense aerospace company.

John G. Meyer, Jr., (Major General (Ret)), age 64, became a director in January 2003 when he was also elected as President of the Company. He served as Executive Vice President and Chief Operating Officer since January, 2001. He succeeded General Peay as the CEO on June 1, 2003 and served in that position until June 2005. From June 2005 through August 2007, he served as Chief Executive Officer of Heckler & Koch, a defense contractor. Mr. Meyer is currently a private investor. Mr. Meyer previously retired from the U.S. Army having served as its most senior Public Affairs Officer during his last four years of military service.

Ronald H. Griffith, (General (Ret.)), age 69, became a director of Allied in April 2000. Mr. Griffith is Executive Vice President and Chief Operating Officer of MPRI, Inc., a professional services company, since 1998. Formerly, he served as Vice Chief of Staff of the U.S. Army.

Gilbert F. Decker, age 71, became a director of Allied in June 2002. Mr. Decker is a consultant to companies in the defense and aerospace industries. He previously served as Executive Vice President of Engineering and Production at Walt Disney Imagineering as well as previously serving as Assistant Secretary of the Army for Research, Development and Acquisitions. Mr. Decker is currently on the board of directors of Digital Fusion Corporation and CoVant Technologies, Ltd.

John J. Marcello, (Major General (Ret.)), age 60, became a director in June 2006 and was elected President and Chief Executive Officer since June 2005. He previously served as Chief Operating Officer and then Managing Director of MECAR S.A. from November 2002 to May 2005. Mr. Marcello retired from the U.S. Army as a Major General in 2002.

Charles S. Ream, age 64, became a director in June 2006. Mr. Ream served as Executive Vice President and Chief Financial Officer of Anteon International Corporation from 2003-2006. Previously, he served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc. from 2000-2001 and Senior Vice President of Finance and Strategic Initiatives of Raytheon Systems Company from 1998-2000. Mr. Ream is also a director of Dyncorp International as well as a director of Stanley, Inc.

Frederick G. Wasserman, age 53, is a self-employed financial consultant. Previously, he served as Chief Operating/Financial Officer of Mitchell & Ness Nostalgia Company, a manufacturer of licensed sportswear, from 2005 through 2006, as President of Goebel of North America, a manufacturer of select giftware and home décor items, from 2002 to 2005, and as Chief Financial Officer of Goebel of North America from 2001 and 2005. Mr. Wasserman is also on the board of directors of Acme Communications, Inc., AfterSoft Group, Inc., Crown Crafts, Inc., TeamStaff, Inc., Breeze Eastern Corporation, and Gilman and Ciocia, Inc. At the request of Wynnefield Capital Management LLC, Frederick G. Wasserman was elected to the Board.

Tassos Recachinas, age 24, has served as a Senior Investment Analyst with Pirate Capital LLC, where he has been employed since January 2007. Prior to that, he was an Equity Research Associate at Raymond James & Associates from 2005 to 2006, where he provided equity research coverage on several Defense and Technology equity securities. Mr. Recachinas attended the George Washington University from 2001 to 2005, where he graduated Summa Cum Laude studying mechanical/aerospace engineering. Mr. Recachinas also attended Oxford University in England, from 2003 to 2004, where he studied engineering and economics. At the request of Pirate Capital, LLC, the Board of Directors has elected Tassos Recachinas to the Board.

The Audit Committee is currently comprised of Messrs. Decker, Ream and Wasserman. Among its functions, the Audit Committee (i) recommends the selection of the Company’s independent public accountants, (ii) reviews the scope of the independent public accountants’ audit activity, (iii) reviews the financial statements which are the subject of the independent public accountants’ certification, and (iv) reviews the adequacy of the Company’s basic accounting and internal control systems. Each of the Audit Committee members satisfies the independence requirements and other established criteria of the AMEX and the Securities and Exchange Commission. The Board of Directors has determined that each of Gilbert F. Decker, Charles S. Ream, and Frederick G. Wasserman qualify as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules and is financially sophisticated as defined by AMEX rules.

All directors were elected/re-elected to the Board based on the shareholders votes received on January 22, 2008.

Executive Officers

The following are the executive officers of Allied:

Mr. Marcello is the President and Chief Executive Officer of Allied.

Monte L. Pickens, age 62, was elected Executive Vice President and Chief Operating Officer in May 2003. Previously, Mr. Pickens was the Vice President of T. Marzetti Company. Mr. Pickens retired from the U.S. Army as a Colonel.

Deborah F. Ricci, age 43, was elected as the Chief Financial Officer on April 6, 2007. Ms. Ricci was promoted from her position as Controller and Corporate Secretary, which she has held since early 2006. Ms. Ricci has extensive experience as a financial executive, including serving as Chief Financial Officer of Hemagen Diagnostics, Vice President of Finance and Administration of Schondstedt Instrument Company, and Chief Financial Officer and Vice President of J.E. Morgan Knitting Mills.

Wayne F. Hosking, Jr., age 42, was elected Vice President for Corporate Strategic Development in April 2004. Previously, Mr. Hosking served as Vice President of Sales for Horne Engineering Services, Inc.

Allied has adopted a code of business conduct and ethics for directors, officers (including Allied’s principal executive officer, principal operating officer, principal financial officer and controller) and employees. The code of ethics is available on the Company’s website at http://www.allieddefensegroup.com. Stockholders may request a free copy of the code of ethics from:

Allied Defense Group, Inc.
8000 Towers Crescent Drive, Suite 260
Vienna, Virginia 22182
(703) 847-5268
Attn: Investor Relations

There have been no material changes to the procedures by which the Company’s shareholders may recommend nominees to the Company’s Board of Directors.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
				Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	Salary	Bonus	($)(1)	($)(2)	($)	($)	($)(3)	($)

John J. Marcello,	2007	$299,000	$55,000	$81,462	—	—	—	$115,152	$550,614
Chief Executive Officer	2006	294,817	—	147,879	—	—	—	32,800	475,496
Monte L. Pickens,	2007	$244,000	$50,000	$3	$37,688	—	—	$27,000	$358,691
Executive Vice President	2006	239,851	—	882	135,952			27,400	404,085
Wayne Hosking,	2007	$190,000	$45,000	$4,541	$89,021	—	—	$19,000	$347,562
Vice President	2006	186,132	56,525	9,774	89,021	—	—	18,000	359,452

(1)	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the year ended December 31, 2007, in accordance with FAS 123(R), from stock awards and restricted stock grants made under the 2001 Equity Incentive Plan during and prior to 2006; and the portion paid by Allied (15%) for stock purchases made through the 1992 Employee Stock Purchase Plan (ESPP) during 2007 and 2006. Assumptions used in the calculation of these amounts are included in Footnote A to the Company’s audited financial statements included in this Form 10-K.

(2)	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the year ended December 31, 2007 and 2006, in accordance with FAS 123(R), of option grants made under the 2001 Equity Incentive Plan during and prior to 2006. Assumptions used in the calculation of these amounts are included in Footnote A to the Company’s audited financial statements included in this Form 10-K

(3)	This column includes the contribution to a participant’s 401(K) plan account equal to 10% of an employee’s base salary. In 2007, this column includes $88,152 tax payment due to Belgium for Mr. Marcello based on income earned by Mr. Marcello in Belgium in the year 2005. For Mr. Marcello and Mr. Pickens this column also includes a payment of $4,000 each for premiums for life insurance policies.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
AS OF DECEMBER 31, 2007

Equity
						Stock Awards			Incentive
								Equity	Plan
	Option Awards							Incentive	Awards:
			Equity					Plan	Market
			Incentive					Awards:	or Payout
			Plan				(3) Market	Number of	Value of
			Awards:			Number of	Value of	Unearned	Unearned
	Number of	Number of	Number			Shares or	Shares or	Shares,	Shares,
	Securities	Securities	of Securities			Units of	Units of	Units, or	Units or
	Underlying	Underlying	Underlying			Stock That	Stock That	Other Rights	Other Rights
	Unexercised	Unexercised	Unearned	Option	Option	Have Not	Have Not	That Have	That Have
	Options (#)	Options (#)	Options	Exercise	Expiration	Vested	Vested	Not Vested	Not Vested
Position	Exercisable	Unexercisable	(#)	Price	Date	(#)	($)	($)	($)

John J. Marcello,	—	—	—	—	—	8,000	$46,160	—	—
Chief Executive Officer
Monte L. Pickens,	40,000	—		$14.90	4/30/2008
Executive Vice President	24,000	16,000 (1)	—	$23.95	3/6/2010	—	—	—	—
Wayne Hosking,	32,000	8,000 (2)	—	$20.43	4/30/2009	250	$1,443	—	—
Vice President

(1)	Options vest equally (8,000 annually) on January 1, 2008 and 2009.

(2)	Options vest on January 1, 2008.

(3)	Based on closing price of common stock at December 31, 2007 of $5.77 per share.

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

In the event of any termination within twelve (12) months following a change of control, the named executive officers will be entitled to the following severance payments:

Both John J. Marcello and Monte L. Pickens would receive a lump sum payment equal to the sum of two (2) times base salary at time of termination plus two (2) times average annual bonus earned during the three (3) most recent years. At December 31, 2007, this would have resulted in severance payments of $656,000 and $539,000 to Messrs. Marcello and Pickens, respectively. In addition, each named executive officer would be entitled to continue to receive medical, dental, vision, life, short and long-term disability insurance coverage, business travel accident insurance, flexible spending account and employee assistance program participation and the 401(k) benefit for two (2) years. Mr. Pickens is also entitled to receive two (2) years of long-term care insurance.

Wayne Hosking — Lump sum payment equal to one (1) times base salary at time of termination plus one (1) times average annual bonus earned during the three (3) most recent years. At December 31, 2007, this would have resulted in severance payments of $240,000 for Mr. Hosking. In addition, named executive officer would be entitled to continue to receive medical, dental, vision, life, short and long-term disability insurance coverage, business travel accident insurance, flexible spending account and employee assistance program participation and the 401(k) benefit for one (1) year. Mr. Hosking is also entitled to receive one (1) year of long-term care insurance.

In the event of any termination initiated by the Company without cause or initiated by the named executive officer following a material adverse alteration or diminution in the nature of his status or authority, a reduction in his title or a reduction in his base salary, the named executive officers would be entitled to the following severance payments:

Both John J. Marcello and Monte L. Pickens would receive a lump sum payment equal to the sum of one (1) times base salary at the time of termination plus one (1) times average annual bonus earned during the three (3) most recent years. At December 31, 2007, this would have resulted in severance payments of $328,000 and $269,000, respectively. In addition, each named executive officer would be entitled to continue to receive medical, dental, vision, life, short and long-term disability insurance coverage, business travel accident insurance, flexible spending account and employee assistance program participation and the 401(k) benefit for one (1) year. Mr. Pickens is also entitled to receive one (1) year of long-term care insurance.

Wayne Hosking — Payments of base salary at the time of termination for a one (1) year period plus one (1) times average annual bonus earned during the three (3) most recent years. At December 31, 2007, this would have resulted in severance payments of $240,000 for Mr. Hosking. In addition, named executive officer would be entitled to continue to receive medical, dental, vision, life, short and long-term disability insurance coverage, business travel accident insurance, flexible spending account and employee assistance program participation and the 401(k) benefit for one (1) year. Mr. Hosking is also entitled to receive one (1) year of long-term care insurance.

We also have restricted stock and stock option agreements with our named executive officers which provide for accelerated vesting in the event of a termination of employment within twelve (12) months following a change of control, in the event of a termination of employment initiated by the Company “without cause”, or in the event of a termination of employment initiated by the executive as described above. As of December 31, 2007, these provisions would have resulted in the following acceleration of vesting:

John J. Marcello — 8,000 shares of restricted stock

Monte L. Pickens — Options for 16,000 shares of stock

Wayne Hosking — Options for 8,000 shares of stock and 250 shares of restricted stock

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

DIRECTOR COMPENSATION

					Change in
					Pension
					Value and
	Fees Earned			Non-Equity	Nonqualified
	or Paid	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name(1)	($)(2)	($)(3)	($)(4)	($)	Earnings(5)	($)(6)	($)

J. H. Binford Peay, III	$36,000	$36,000	—	—	—	$62,172	$134,172
John G. Meyer, Jr.	$24,000	$36,000	—	—	—	—	$60,000
Ronald H. Griffith	$24,000	$36,000	—	—	—	—	$60,000
Gilbert F. Decker	$24,000	$36,000	—	—	—	—	$60,000
Charles S. Ream	$24,000	$36,000	—	—	—	—	$60,000
Thomas R. Hudson	$24,000	$36,000	—	—	—	—	$60,000
Frederick G. Wasserman	$24,000	$36,000	—	—	—	—	$60,000

(1)	Mr. Marcello, Chief Executive Officer, does not receive additional compensation as a director. All of his compensation is reported in the Summary Compensation Table.

(2)	Mr. Meyer and Mr. Decker have elected to defer their cash and stock compensation received as directors until they cease to serve on the Board.

(3)	Cumulative stock compensation for each of the above as a non-employee member of the Company’s Board of Directors are as follows: Mr. Peay, 10,882 shares; Mr. Meyer, 7,879 shares with 6,318 deferred; Mr. Griffith, 13,882 shares; Mr. Decker, 11,882 shares with 9,882 deferred; Mr. Ream, 6,318 shares. Mr. Hudson, 4,681 shares and Mr. Wasserman, 4,681 shares as of July 1, 2007.

(4)	Cumulative option compensation for each of the above as a non-employee member of the Company’s Board of Directors are as follows: Mr. Peay, 6,500 options; Mr. Griffith, 6,500 options; and Mr. Decker, 6,500 options Messrs. Meyer, Ream, Hudson and Wasserman were not members of the Board in 2003, the last year that options were granted for service.

(5)	In 1992, the Board of Directors adopted the Outside Directors Retirement Plan (the “Directors Retirement Plan”) to provide retirement benefits for long-standing non-employee directors (“Outside Directors”). Under the Directors Retirement Plan, Outside Directors are eligible for a retirement benefit if they retire from the Board and have served as a member of the Board for a minimum of five (5) years. An eligible Outside Director who retires from the Board is entitled to receive, commencing on the last day of the first month following the month in which the director attains age seventy (70), monthly payments equal to the monthly cash compensation received from Allied at the time the director terminated service in such capacity. Such payments will cease upon the earlier of the expiration of a period of time equivalent to the period of time the director served as a member of the Board or the death of the director. The Directors Retirement Plan was suspended in 2001. Messrs. Christ and Warner ceased to serve as members of the Board as of February 15, 2007. In accordance with the agreements reached with the Company upon the 2001 suspension of the Directors Retirement Plan, (i) Mr. Warner has received 3,278 shares of Allied stock, and (ii) Mr. Christ will receive monthly cash benefits commencing when he reaches the age 70 (starting in 2017), which could aggregate to a maximum of $136,000. No further benefits have accrued or will accrue under the plan since its suspension in 2001.

(6)	This is the annual payment for a $1 million life insurance policy including the gross-up for taxes.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the shares of the Company’s common stock which are held by the only persons known to the Company to be the beneficial owners of more than 5% of such common stock based upon the most recent filings made by the undersigned with the Securities and Exchange Commission:

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class(1)

Common	Pirate Capital LLC(2) 200 Connecticut Avenue Norwalk, Connecticut 06854	1,175,042 Owned indirectly	14.66%
Common	Ironwood Investment Management, LLC(3) 21 Custom House Street, Suite 240 Boston, MA 02110	1,152,350 Owned directly	14.38%
Common	Aegis Financial Corporation (4) 1100 North Glebe Rd Suite 1040 Arlington, Virginia 22201	612,490 Owned directly	7.64%
Common	Wynnefield Capital Management, LLC(5) 450 Seventh Avenue Suite 509 New York, New York 10123	587,235 Owned directly	7.33%
Common	Dimensional Fund(6) Advisors, Inc. 1299 Ocean Ave., 11th Floor Santa Monica, California 90401	479,132 Owned directly	5.98%

(1)	Based upon 8,013,161 shares of common stock outstanding.

(2)	Pirate Capital LLC and Thomas R. Hudson, Jr. filed a Schedule 13D/A with the SEC on June 27, 2007. Previous filings state that Pirate Capital LLC and Thomas R. Hudson, Jr. are deemed to have shared voting and shared dispositive power with respect to 1,175,042 shares, which shares are owned of record by Jolly Roger Fund LP and Jolly Roger Offshore Fund Ltd.

(3)	Ironwood Investment Management, LLC. filed an amendment to its Schedule 13G with the SEC on February 14, 2008.

(4)	Aegis Financial Corporation, William S. Berno, Paul Gamble, and Scott L. Barbee jointly filed an amendment to its Schedule 13G with the SEC on February 14, 2008.

(5)	Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Joshua H. Landes, Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I., and Wynnefield Small Cap Value Offshore Fund,Ltd., filed a Schedule 13D/A with the SEC on June 29, 2007.

(6)	Dimensional Fund Advisors, Inc. (“Dimensional”), a registered investment advisor, filed an amended Schedule 13G/A with the SEC on February 6, 2008.

The following information is furnished as of December 31, 2007, with respect to the beneficial ownership by management of the Company’s common stock:

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Ownership	Beneficial Owner	Percent of Class(1)

Common	Thomas R. Hudson, Jr.	1,175,042(2)	14.66%
		Owned indirectly
Common	J. H. Binford Peay, III	284,802(3)	3.55%
		Owned directly
Common	Monte L. Pickens	74,096(5)	0.92%
		Owned directly
Common	John G. Meyer, Jr.	72,904(4)	0.91%
		Owned directly
Common	Wayne F. Hosking	42,023(7)	*
		Owned directly
Common	Ronald H. Griffith	29,956(8)	*
		Owned directly
Common	Gilbert F. Decker	18,582(9)	*
		Owned directly
Common	John J. Marcello	28,272	*
		Owned directly
Common	Deborah F. Ricci	23,037(6)	*
		Owned directly
Common	Luis Palacio	10,000	*
		Owned directly
Common	Charles S. Ream	6,318	*
		Owned directly
Common	Frederick G. Wasserman	4,681	*
		Owned directly
Common	Tassos Recachinas	0	*
		Owned directly
Common	All executive officers and	599,352(10)	7.48%
	directors as a group	Owned directly

(1)	Based upon 8,013,161 shares of common stock outstanding plus any outstanding options, by director.

(2)	Pirate Capital LLC and Thomas R. Hudson, Jr. filed a Schedule 13D/A with the SEC on June 27, 2007. Previous filings state that Pirate Capital LLC and Thomas R. Hudson, Jr. are deemed to have shared voting and shared dispositive power with respect to 1,175,042 shares, which shares are owned of record by Jolly Roger Fund LP and Jolly Roger Offshore Fund Ltd.

(3)	Includes stock options for 206,500 shares which may be exercised within sixty (60) days.

(4)	Includes 6,318 shares issuable upon retirement from the Board pursuant to the Directors Deferred Compensation Plan.

(5)	Includes stock options for 72,000 shares which may be exercised within sixty (60) days.

(6)	Includes stock options for 12,000 shares which may be exercised within sixty (60) days.

(7)	Includes stock options for 40,000 shares which may be exercised within sixty (60) days.

(8)	Includes stock options for 6,500 shares which may be exercised within sixty (60) days.

(9)	Includes stock options for 6,500 shares which may be exercised within sixty (60) days and 9,882 shares issuable upon retirement from the Board pursuant to the Directors Deferred Compensation Plan.

(10)	This total includes stock options for 343,500 shares which may be exercised within sixty (60) days and 16,200 shares issuable upon retirement from the Board.

*	Less than 0.90%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

In early February, 2006, Robert P. Dowski, Chief Financial Officer of the Company, made a $1,000 bridge loan to the Company. The loan advance, together with interest at twelve percent (12%) per annum, was repaid to Mr. Dowski in early March, 2006, when the Company closed its $30,000 convertible note financing.

The following members of the Board of Directors of the Company have been determined to qualify as independent members of the Board of Directors pursuant to the standards set forth by the American Stock Exchange: Gilbert F. Decker, Ronald H. Griffith, Charles S. Ream, Thomas R. Hudson, Jr. and Frederick G. Wasserman. The Company’s Audit, Compensation and Nominating Committees consist solely of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table sets forth the fees paid by the Company to BDO Seidman LLP (BDO) for audit and other services provided for 2007 and 2006:

	2007	2006

Audit fees	$1,296	$2,613
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$1,296	$2,613

Audit fees include work in connection with quarterly reviews.

Statutory audit fees of $497 and $237 were included in the table above for Audit fees paid by the Company in 2007 and 2006, respectively, to the principal auditor.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).
3.2	Amended and restated By-Laws (Incorporated by reference from Form 10-Q filed in August 2004).
4.1	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).
4.2	First Amendment To Rights Agreement, dated as of June 15, 2006 (incorporated by reference from Form 8-A/A filed on June 21, 2006).
4.3	Second Amendment To Rights Agreement, dated as of November 30, 2006 (incorporated by reference from Form 8-K filed on December 7, 2006).
5	Opinion of Baxter, Baker, Sidle, Conn & Jones, P.A.(a)
10.1	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 10-Q filed in August 2005).

Exhibit No.	Description of Exhibits

10.2	Employment Agreement between Allied and Deborah F. Ricci (Incorporated by reference from Form 10-Q filed in May 2007).
10.3	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).
10.4	Employment Agreement letter amendment between Allied and Monte L. Pickens (Incorporated by reference from Form 10-Q filed in August 2004).
10.5	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).
10.6	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001, April 2002 and May 2005).
10.7	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).
10.8	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).
10.9	Award/Contract dated as of March 1, 2002, by and between MECAR S.A. and U.S. Government (Incorporated by reference from Form 10-Q filed in August 2002).
10.10	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.11	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.12	Amendment to Lease Agreement
10.13	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).
10.14	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002).
10.15	Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Form 10-Q filed in August 2004).
10.16	Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries (Incorporated by reference from Form 8-K filed in June 2004)
10.17	Amendment to Loan and Security Agreement among Wilton Funding, LLC and Allied and certain of its subsidiaries (Incorporated by reference from Form 10-K/A filed in March 2005)
10.18	Stock Option Agreement-Employee Form (Incorporated by reference from Form 10-Q filed in November 2004)
10.19	Director’s Stock Option Agreement-Director Form (Incorporated by reference from Form 10-Q filed in November 2004)
10.20	Summary of Annual Compensation of Board Members
10.21	Restricted Stock Agreement (Incorporated by reference from Form 10-Q filed in May 2005)
10.22	7.5% Senior Subordinated Convertible Notes and related documents (Incorporated by reference from 8-K filed in March 2006).
10.23	Purchase Agreement, dated as of December 12, 2006, between The Allied Defense Group, Inc. and the buyers named therein (Incorporated by reference from Form 8-K filed December 13, 2006).
10.24	Amended and Restated Securities Purchase Agreement, dated as of June 19, 2007, between The Allied Defense Group, Inc. and the Purchasers (Incorporated by reference from Form 8-K filed June 20, 2007).
10.25	Form of Notes (Incorporated by reference from Form 8-K filed June 20, 2007).
10.26	Form of Amended and Restated Registration Rights Agreement (Incorporated by reference from Form 8-K filed June 20, 2007).
10.27	MECAR Certificate dated July 11, 2007 (Incorporated by reference from Form 8-K filed July 12, 2007).

Exhibit No.	Description of Exhibits

10.28	Stock Purchase Agreement, dated as of September 6, 2007 between Ving Holdings (Belgium) BVBA in incorporation (“in oprichting”), as purchaser and ARC Europe SA, as seller (Incorporated by reference from Form 8-K filed September 10, 2007).
10.29	Consolidated EBITDA Schedule(a)
18.1	Letter from independent public accountant related to change in application of accounting principle
21	List of Subsidiaries(a)
23	Consent of Independent Registered Public Accounting Firm(a)
23.1	Consent of Independent Registered Public Accounting Firm(a)
24	Power of Attorney — (See signature page of Registration Statement(a)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(a)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(a).

(a)	Filed herewith

Reports on Form 8-K

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

On March 26, 2007, the Company filed a Form 8-K reporting the receipt of letters from two other holders of the Company’s $30,000 Senior Subordinated Convertible Notes asserting events of default under the Note.

On April 2, 2007, the Company filed a Form 8-K reporting the resignation of former Chief Financial Officer and the selection of new Chief Financial Officer effective April 6, 2007.

On April 5, 2007, the Company filed a Form 8-K reporting the receipt of separate letters from the Holders asserting an additional event of default based on the failure of the Company to timely effect registration of shares of the Company’s stock.

On May 11, 2007 the Company filed a Form 8-K reporting the announcement of its financial results for the quarter ended March 31, 2007.

On June 20, 2007, the Company filed a Form 8-K reporting the Amended and Restated Registration Rights Agreement entered with the note holders.

On June 28, 2007, the Company filed a Form 8-K reporting the completion of the first phase of the financing reported on its Form 8-K filed on June 20, 2007.

On July 12, 2007, the Company filed a Form 8-K reporting the announcement of the receipt of approximately $90,000 contract orders from MECAR’s larger customers.

On July 24, 2007, the Company filed a Form 8-K reporting the completion of the second phase of the financing reported on its Form 8-K filed on June 20, 2007.

On August 16, 2007 the Company filed a Form 8-K reporting the announcement of its financial results for the quarter ended June 30, 2007.

On September 10, 2007, the Company filed a Form 8-K reporting a definitive stock purchase agreement entered with Ving Holdings (Belgium) BVBA, an affiliate of Pacific Equity Partners Pty Ltd, for the sale by ARC Europe of all of the capital stock of VSK Electronics NV for a purchase price of approximately $47,600, subject to working capital adjustment on September 6, 2007.

On September 24, 2007, the Company filed a Form 8-K reporting the announcement of the completion of the sale of the sale of its VSK Electronics NV subsidiary (“VSK”) to Ving Holdings (Belgium) BVBA, an affiliate of Pacific Equity Partners Pty Ltd (the “Purchaser”). The sale was completed in accordance with the terms and conditions of that certain Stock Purchase Agreement between the Company and the Purchaser dated as of September 6, 2007.

On October 16, 2007, the Company filed a Form 8-K reporting the issuance of October 11, 2007, The Allied Defense Group, Inc. (the “Company”) issued 122,300 shares of its common stock to L B I Group, Inc (LBI Group) on October 11, 2007 and 28,200 shares of its common stock to Portside Growth & Opportunity Fund (“Portside”) on October 5, 2007.

On November 13, 2007 the Company filed a Form 8-K reporting the announcement of its financial results for the quarter ended September 30, 2007.

On March 20, 2008, the Company filed a Form 8-K reporting the results for the fourth quarter and for the year ended December 31, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allied Defense Group, Inc.

By:	/s/ John J. Marcello
John J. Marcello
Chief Executive Officer and President

Date: March 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

By:	/s/ Deborah F. Ricci Deborah F. Ricci.,	Chief Financial Officer and Treasurer	Date: March 24, 2008

**********

/s/ Ronald H. Griffith Ronald H. Griffith,		Director	Date: March 24, 2008

/s/ Gilbert F. Decker Gilbert F. Decker,		Director	Date: March 24, 2008

/s/ John G. Meyer, Jr. John G. Meyer, Jr.,		Director	Date: March 24, 2008

/s/ J.H Binford Peay, III J.H Binford Peay, III,		Director	Date: March 24, 2008

/s/ Charles S. Ream Charles S. Ream,		Director	Date: March 24, 2008

/s/ John J. Marcello John J. Marcello,		Director	Date: March 24, 2008

/s/ Tassos Recachinas Tassos Recachinas,		Director	Date: March 24, 2008

/s/ Frederick G. Wasserman Frederick G. Wasserman,		Director	Date: March 24, 2008

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2007

FORMING A PART OF
ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K
OF
The Allied Defense Group, Inc.

The Allied Defense Group Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
The Allied Defense Group, Inc.
Vienna, Virginia

We have audited the accompanying consolidated balance sheets of The Allied Defense Group, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allied Defense Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein

As discussed in Note A to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note K to the consolidated financial statements, effective in March 2006, the Company adopted Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments. As discussed in Note R of the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48).

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, in 2007 and 2006 the Company suffered losses from operations. Also, in January and February 2008, the banking group of the Company’s key subsidiary sent notifications to the Company of their intentions to terminate the credit facilities. Subsequently, in March 2008, the members of the banking group notified the Company of their intentions to continue with the credit facility contingent upon the resolution of additional requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman LLP

Bethesda, Maryland
March 24, 2008

The Allied Defense Group, Inc.

CONSOLIDATED BALANCE SHEETS
December 31,

	2007	2006
	(Thousands of dollars, except per share
	and share data)

ASSETS
Current Assets
Cash and cash equivalents	$21,750	$16,397
Restricted cash	13,052	8,401
Accounts receivable, net	9,339	7,973
Costs and accrued earnings on uncompleted contracts	39,313	25,534
Inventories, net	24,706	21,092
Prepaid and other current assets	4,194	2,829
Assets held for sale	4,599	37,680

Total current assets	116,953	119,906

Property, Plant and Equipment, net	25,059	27,058

Other Assets
Intangible assets, net	8,011	9,125
Goodwill	9,932	9,932
Other assets	296	2,008

Total other assets	18,239	21,065

TOTAL ASSETS	$160,251	$168,029

CURRENT LIABILITIES
Current maturities of senior secured convertible notes	$13,610	$—
Senior subordinated convertible notes	—	26,907
Bank overdraft facility	7,239	13,702
Current maturities of long-term debt	4,133	9,515
Accounts payable	16,806	7,329
Accrued liabilities	15,871	15,570
Customer deposits	26,835	19,855
Belgium social security	8,307	—
Income taxes	3,680	3,523
Liabilities held for sale	2,051	10,062

Total current liabilities	98,532	106,463

LONG TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	9,439	4,448
Senior secured convertible notes, less current maturities	5,782	—
Derivative instrument	183	1,192
Other long-term liabilities	660	579

Total long-term obligations	16,064	6,219

TOTAL LIABILITIES	114,596	112,682

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 8,013,161 in 2007 and 6,440,944 in 2006	801	644
Capital in excess of par value	55,355	43,312
Accumulated deficit	(27,909)	(6,631)
Accumulated other comprehensive income	17,408	18,022

Total stockholders’ equity	45,655	55,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$160,251	$168,029

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31,

	2007	2006
	(Thousands of dollars, except per share and share data)

Revenues	$55,618	$87,015

Cost and expenses
Cost of sales	49,949	81,097
Selling and administrative	27,387	26,661
Research and development	4,106	4,972

Operating loss	(25,824)	(25,715)

Other income (expenses)
Interest income	728	867
Interest expense	(11,588)	(8,884)
Net (loss) gain on fair value of senior convertible notes and warrants	(6,663)	1,901
Other-net	(550)	1,792

	(18,073)	(4,324)

Loss from continuing operations before income taxes	(43,897)	(30,039)
Income tax expense	4	11,340

Loss from continuing operations	(43,901)	(41,379)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	29,314	—
Income (loss) from discontinued operations	(6,691)	282

	22,623	282

NET LOSS	$(21,278)	$(41,097)

Earnings (Loss) per share — basic and diluted:
Net loss from continuing operations	$(6.06)	$(6.83)
Net earnings from discontinued operations	3.12	0.05

Total earnings (loss) per share — basic and diluted	$(2.94)	$(6.78)

Weighted average number of common shares:
Basic and Diluted	7,244,983	6,065,732

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

					Retained	Accumulated
	Preferred	Common Stock		Capital	Earnings	Other	Total
	Stock, no		$.10	in Excess	Accumulated	Comprehensive	Stockholders’
	Par Value	Shares	Par Value	of Par Value	(Deficit)	Income	Equity
	(Thousands of dollars, except per share and share data)

Balance at January 1, 2006	$—	5,982,008	$598	$34,354	$34,466	$12,075	$81,493
Common stock awards	—	16,584	2	761	—	—	763
Retired stocks	—	(1,345)	—	(29)	—	—	(29)
Common stock issued in Private Placement	—	400,000	40	6,644	—	—	6,684
Employee stock purchase plan purchases	—	7,530	1	151	—	—	152
Exercise of stock options	—	36,167	3	397	—	—	400
Warrants issued	—	—	—	373	—	—	373
Directors’ deferred stock compensation	—	—	—	164	—	—	164
Issue of stock options	—	—	—	497	—	—	497
Comprehensive loss:
Net loss for the year	—	—	—	—	(41,097)	—	(41,097)
Currency translation adjustment	—	—	—	—	—	5,947	5,947

Total comprehensive loss							(35,150)

Balance at December 31, 2006	—	6,440,944	644	43,312	(6,631)	18,022	55,347

Common stock awards	—	59,986	6	710			716
Retired stocks	—	(1,668)	—	(14)	—	—	(14)
Employee stock purchase plan purchases	—	47,431	4	358	—	—	362
Common stock converted from Notes	—	150,500	15	1,392	—	—	1,407
Common stock issued to noteholders	—	1,288,000	129	9,415	—	—	9,544
Directors’ deferred stock compensation	—	—	—	(275)	—	—	(275)
Issue of stock options	—	—	—	216	—	—	216
Exercise of warrants		27,968	3	241	—	—	244
Comprehensive loss:
Net loss for the year	—	—	—	—	(21,278)	—	(21,278)
Currency translation adjustment related to sale of The VSK Group	—	—	—	—	—	(4,491)	(4,491)
Currency translation adjustment						3,877	3,877

Total comprehensive loss							(21,892)

Balance at December 31, 2007	$—	8,013,161	$801	$55,355	$(27,909)	$17,408	$45,655

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2007	2006
	(Thousands of dollars)

Cash flows from operating activities
Net loss	$(21,278)	$(41,097)
Less: Gain on sale of subsidiaries	(29,314)	—
Discontinued operations, net of tax	6,691	(282)

Loss from continuing operations	(43,901)	(41,379)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	6,461	5,930
Amortization of debt discount and debt issue costs	3,742	1,765
Unrealized gains on forward contracts	—	(1,231)
Loss (gain) on sale of fixed assets	(15)	33
Net loss (gain) related to fair value of notes and warrants	6,663	(1,901)
Interest and penalties converted to debt principal	1,204	—
Provision for estimated losses on contracts	1,770	222
Provision for warranty reserves, uncollectible accounts and inventory obsolescence	956	789
Deferred taxes	—	8,891
Common stock and stock option awards	1,229	1,255
Deferred director stock awards	(275)	164
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses Restricted cash	(3,444)	(243)
Accounts receivable	(256)	1,932
Costs and accrued earnings on uncompleted contracts	(10,156)	12,055
Inventories	(2,712)	12,470
Prepaid and other current assets	(1,129)	3,871
Accounts payable and accrued liabilities	15,137	(20,503)
Customer deposits	4,422	9,471
Deferred compensation	15	27
Income taxes	(219)	2,232

Net cash used in operating activities — continuing operations	(20,508)	(4,150)
Net cash provided by operating activities — discontinued operations	2,214	1,750

Net cash used in operating activities	(18,294)	(2,400)

Cash flows from investing activities
Capital expenditures	(1,916)	(5,068)
Payment for acquisitions	—	(473)
Proceeds from sale of subsidiaries	43,384	—
Proceeds from sale of fixed assets	18	1,306

Net cash provided by (used in) investing activities — continuing operations	41,486	(4,235)
Net cash used in investing activities — discontinued operations	(1,103)	(1,954)

Net cash provided by (used in) investing activities	40,383	(6,189)

Cash flows from financing activities
Bank overdraft payments	(7,488)	(2,965)
Principal payments on long-term borrowing	(3,350)	(14,000)
Principal payments on senior convertible notes	(20,816)	—
Debt issue costs	(1,707)	(1,908)
Repayment on capital lease obligations	(1,770)	(2,129)
Proceeds from issuance of long-term debt	8,224	—
Net cash transferred to discontinued operations	(1,156)	(1,623)
Net (decrease) increase in short-term borrowings	(4,661)	3,481
Proceeds from employee stock purchases	308	129
Proceeds from issuance of senior convertible notes	15,376	30,000
Proceeds from issuance of common stocks	—	6,684
Retirement of stock	(14)	(30)
Proceeds from option exercises	—	429

Net cash (used in) provided by financing activities — continuing operations	(17,054)	18,068
Net cash used in financing activities — discontinued operations	1,010	1,424

Net cash (used in) provided by financing activities	(16,044)	19,492

Net change in cash of discontinued operations	(2,121)	(1,220)
Effects of exchange rate on cash	1,429	802

Net increase in cash and cash equivalents	5,353	10,485
Cash and cash equivalents at beginning of year	16,397	5,912

Cash and cash equivalents at end of year	$21,750	$16,397

Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$5,453	$7,440
Taxes	$1,036	$1,780
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Warrants issued in conjunction with long-term debt	$—	$2,387
Issuance of common stock in exchange of convertible notes	$9,544	$—
Interest and financing charges converted to debt principal	$1,580	$—
Capital leases	$2	$2,157
Conversion of notes	$1,407	$—

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries as follows:

•	ARC Europe, S. A. (ARC Europe), a Belgian company,

•	Allied Research Corporation Limited (ARC Limited), an inactive United Kingdom company,

•	News/Sports Microwave Rental, Inc. (NSM), a California corporation,

•	Titan Dynamics Systems, Inc., (Titan), a Texas corporation (Discontinued Operation),

•	SeaSpace Corporation (SeaSpace), a California corporation (Discontinued Operation),

•	MECAR USA, a Delaware corporation,

•	Allied Technology, LLC (“Allied Technology”), a Maryland limited liability company (Discontinued Operation),

•	Global Microwave Systems, Inc. (“GMS”), a California corporation.

ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (MECAR), Sedachim S.I., S.A. and The VSK Group. The VSK Group (Discontinued Operation), is comprised of VSK Electronics N.V. and its wholly-owned subsidiaries, Tele Technique Generale, S.A., Intelligent Data Capturing Systems, N.V., Belgian Automation Units, N.V., VIGITEC S.A., and CMS Security Systems.

As discussed in Note W, the results of operations, financial position and cash flows of Seaspace, The VSK Group, and Titan, previously reported in the Other operating segment, the ES segment and the AWE segment, respectively, have been reported as discontinued operations for all periods presented. SeaSpace was sold in July 2007 and The VSK Group was sold in September 2007. Titan was sold in March 2008. Unless otherwise indicated, all disclosures in the notes to the consolidated financial statements relate to the Company’s continuing operations.

Significant intercompany transactions have been eliminated in the consolidation.

Nature of Operations.  The Allied Defense Group Inc. (Allied), a Delaware corporation, is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. These products and services are marketed to the ordinance and electronic security markets.

Foreign Currency Translation.  The assets and liabilities of ARC Europe and subsidiaries including MECAR and ARC Limited are translated into U.S. dollars at year-end exchange rates. In years with greater currency fluctuation, the impact on the apparent change for the same balance sheet category from one year to the next could appear more significant than in if all assets or liabilities were held in the same functional currency (e.g. US Dollars). The resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations.

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

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Cash and cash equivalents.  The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2007, the Company had cash equivalents of $4,248 as compared to zero cash equivalents at December 31, 2006.

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

Inventories.  Inventories consist of raw materials, work in process, and finished goods, and are stated at the lower of cost or market. Cost is determined principally by the weighted average cost method. The Company reviews its recorded inventory periodically and estimates an allowance for obsolete, excess or slow-moving items. The inventory allowance is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional allowances may be required.

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

Intangibles/Goodwill.  Intangibles and goodwill, acquired in connection with business acquisitions, are stated at cost. Approximately 71% of the values of intangible assets, other than goodwill, are amortized on a straight-line basis over their expected lives of three to ten years. A patent in the Electronic Security segment is

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

amortized over fifteen years. Goodwill is not amortized, but is subject to an impairment test along with other indefinite lived intangibles, pursuant to the provision of SFAS No. 142, Goodwill and Other Intangible Assets. Intangible assets with finite lives are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. In addition, the Company evaluates the useful lives of finite life intangibles annually. The primary indicators in evaluating impairment are current and forecasted profitability and cash flow of the related businesses. No impairment was recognized in either 2007 or 2006.

Derivative Financial Instruments.  The Company designates its derivatives based upon the criteria established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended by SFAS 138 and SFAS 149, requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company no longer utilizes derivatives that are designated as fair value or cash flow hedges. Therefore, changes in fair value of the Company’s derivatives are recognized currently in net income. It is the Company’s policy to classify all of its derivative instruments for cash flow purposes as operating activities.

Revenue and Cost Recognition.

•	Percentage of Completion Method — Revenues under fixed price contracts are recognized on the percentage-of-completion method measured by direct labor incurred to total estimated direct labor (MECAR) or on a total cost incurred to total estimated cost basis (NSM). The actual costs on these contracts may differ from the Company’s estimate at completion. Provision for estimated losses and penalties on contracts are recorded when identified. Revenues under cost-plus-fixed-fee and time and material contracts are recognized on the basis of costs incurred during the period plus the fee earned. As contracts extend over one or more years, revisions in costs and earnings estimated during the course of the work are reflected in the accounting period in which the facts which require the revision become known. The revenue recognized during the year under the percentage of completion method for 2007 and 2006 were $45,141 and $79,746, respectively. Costs and accrued profits on uncompleted direct and indirect fixed price contracts with foreign governments, direct and indirect U.S. government foreign military sales (FMS) contracts, and custom designed domestic security systems, which are billable upon completion, are carried as costs and accrued earnings on uncompleted contracts.

•	Other Method — Revenues from the sale of traditional security systems are recognized upon shipment. Revenues from service work rendered are recorded when performed. Revenues from pass through contracts are evaluated based on the guidelines of EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. Accordingly, the Company bases its decision on whether to report revenue from such pass through contracts on a gross basis or net basis based on the relative strength of each of the following factors: whether the Company (1) is the primary obligor in the arrangement, (2) has general inventory risk, (3) has latitude in establishing price, (4) changes the product or performed part of the service, (5) has discretion in supplier selection and (6) is involved in the determination of product or service specifications. There are no provisions related to performance, cancellation, termination or refunds.

In the normal course of the Company’s business, it does not bill shipping and handling costs to customers. Shipping and handling costs are included in cost of sales. Costs of sales also include inbound freight charges, purchasing and receiving costs, inspection costs and warehousing costs. No production costs are included in selling and administrative expense.

The Company records deposits received from customers as current liabilities.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Advertising.  Advertising costs are expensed as incurred. These costs are not material to the Company’s operations.

Research and Development.  Research and development costs are expensed as incurred. Such costs include salaries and benefits, rents, supplies, and other costs related to various products under development.

Capitalization of Software.  The Company capitalizes purchased software systems in accordance with Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which require that computer software meeting the characteristics of internal-use software be capitalized once the preliminary project stage has been completed. Once the capitalization criteria has been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software project and interest costs incurred when developing computer software for internal use should be capitalized. No costs were capitalized in 2007. During 2006, an implementation cost of an ERP system of $1,359 was capitalized.

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

Environmental Regulations.  The Company does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position, although new environmental regulations continue to go into effect in Belgium which may require some level of expenditure by MECAR in the future. MECAR has accrued approximately $132 and $119 at December 31, 2007 and 2006, respectively, for all known expenditures required to be made by the Company at a later date in order to be compliant with the current Belgian regulations.

Income Taxes.  Income taxes are provided based on the liability method for financial reporting purposes. Under this method, deferred and prepaid taxes are provided for on temporary differences in the basis of assets and liabilities which are recognized in different periods for financial and tax reporting purposes. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Where it is not more likely than not that the Company’s tax position will be sustained, the Company records its best estimate of the resulting tax liability and interest in the consolidated financial statements. It is the Company’s policy to record interest and penalties, if any, related to unrecognized tax benefits as part of income tax expense for financial reporting purposes.

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

Stock-Based Compensation — On January 1, 2006, the Company adopted the provisions of SFAS No. 123 (Revised 2004), Share-Based Payments (SFAS 123R) which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, (SFAS 123), and the related SEC rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. SFAS 123R supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the statement of operations based upon their fair values. Share-based employee compensation cost is recognized as a component of selling, general and administrative expense in the consolidated statements of operations.

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

Total share-based compensation was $918 (including outside directors compensation of $245) for the year ended December 31, 2007 and $1,147 (including outside directors compensation of $307) for the year ended December 31, 2006. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.

The Company used the modified prospective transition method to adopt the provisions of SFAS 123R and as such there will be no restatement of prior period financial statements. Under this method, employee compensation cost recognized in 2007 and 2006 includes: (1) compensation cost for all share-based payments granted after the effective date that have met the requisite service requirement and (2) compensation cost for the portion of awards that have met the requisite service period on or after the effective date based on the grant-date fair value of those awards. In accordance with SFAS 123R, the fair value of options grants are estimated on the date of grant using the Black-Scholes option pricing model.

As of December 31, 2007, the total compensation cost related to unvested stock-based awards that had not been recognized was approximately $294. This cost will be amortized on a straight-line basis over a period of approximately 23 months.

No options were granted during the year ended December 31, 2007. Options granted during the year ended December 31, 2006 were 30,000. In addition, the Company granted 19,350 and 8,300 nonvested restricted shares of its common stock during the years ended December 31, 2007 and 2006, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the dates of grant during the year ended December 31, 2006 was $4.45. The weighted average assumptions used in the model for the year ended December 31, 2006 were as follows:

2006

Risk free interest rate	4.63%
Expected volatility rate	31.79%
Expected lives — years	4
Divided yield	—

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

Major Customers.  The Company derives the majority of its revenues directly or indirectly from foreign governments (some of which are through the U.S. government via the Foreign Military Sales program), primarily on fixed price type contracts. Direct and indirect sales to the Company’s largest customer (a foreign government in the Middle East) accounted for approximately 41% and 42% of revenue in 2007 and 2006, respectively.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Concentrations of Credit Risk.  Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company places its temporary cash investments with high credit quality financial institutions. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company’s customer base. The Company generally receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers’ financial condition. The Company’s allowance for doubtful accounts as of December 31, 2007 and 2006 totaled $675 and $592, respectively.

The majority of ammunition sales are to or for the benefit of agencies of foreign governments. MECAR’s ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, MECAR’s business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 2007 and 2006, the Company’s firm committed backlog was $110,822 and $42,609, respectively. In addition to the firm committed backlogs, the Company had unfunded amounts, which are subject to an appropriation or authorization of governmental funds, of $102,423 and $6,992 as of December 31, 2007 and 2006, respectively.

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

Restricted and unrestricted cash balances in foreign banks at December 31, 2007 and 2006 were $27,011 and $20,071, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company’s financial position and results of operations since the Company has assets and operations in Belgium and sells its products on a worldwide basis.

Recent Accounting Pronouncements.  In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. SFAS No. 141(R) retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141(R) is effective for acquisitions completed in fiscal years beginning after December 15, 2008. The effect the adoption of SFAS No. 141(R) will have on the Company’s financial statements will depend on the nature and size of acquisitions the Company completes after the Company adopts SFAS No. 141(R).

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company will adopt SFAS No. 160 in fiscal year 2009. We expect that the adoption of SFAS No. 160 will not have a significant impact on our financial position or results of operations.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

In February 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 159 The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective fiscal years beginning after November 15, 2007, with early adoption permitted. The Company will adopt SFAS No. 159 effective January 1, 2008. We expect that the adoption of SFAS No. 159 will not have a significant impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company will adopt SFAS No. 157 effective January 1, 2008.

NOTE B —	LIQUIDITY AND CAPITAL RESOURCES

The Company faced liquidity challenges in 2007 mainly resulting from the reduction of revenues and significant operating losses at MECAR, financing costs associated with registration delay penalties and interest premiums paid to the holders of its Convertible Notes, legal and restructuring costs associated with alleged events of default with the Convertible Note holders and the issuance of new Convertible Notes in June and July 2007, operational restructuring activities at MECAR and NSM to reduce the fixed cost base of those operations, and the continuing use of cash at several of the Company’s smaller US-based subsidiaries. The downturn in the MECAR business resulted from lack of replenishment orders from MECAR’s largest customer after the completion of a large multi-year contract in early 2005. In fiscal year 2006 and in the first nine months of 2007, MECAR incurred significant operating losses and used its cash balances and credit facilities to fund these losses.

In addition, in July 2007, MECAR received substantial replenishment contracts from several customers for approximately $170 million with approximately half of that amount due to ship within the following twelve months which required a working capital investment in the second half of 2007.

The Company managed through its cash liquidity issues in 2007 by issuing an additional $15,376 of Convertible Notes in June and July 2007 and from cash generated as a result of the divestitures of SeaSpace in July 2007 and The VSK Group in September 2007. SeaSpace generated net proceeds of $674 while the VSK group generated net proceeds of $21,894, after repayment of $19,949 to the Note holders, pursuant to the terms of the senior convertible notes. The additional Convertible Notes that were issued in 2007 were issued in conjunction with the Company’s refinancing of the convertible notes issued in March 2006.

During 2007, as MECAR worked to secure its new multi-year sales contract and reduce its fixed cost base, MECAR was also working on restructuring its credit facility. MECAR has failed to be in compliance with annual covenant requirements for the facility at December 31, 2005, 2006 and 2007 although MECAR did obtain debt waivers for 2005 and 2006 and have agreed to a waiver for 2007. Early in 2007, the Company committed to MECAR’s banking group that it would look to completely refinance the credit facility by March 1, 2008. In the fourth quarter of 2007, the Company faced difficulties refinancing MECAR as a result of a tight credit market, political issues associated with financing ammunition manufacturers in Europe, and the lack of profitable historical results reported by MECAR prior to the fourth quarter of 2007. At a November 2007 bank meeting, MECAR reported to its banking group that a refinancing by March 1, 2008 was unlikely but that the Company was continuing to work on financing alternatives. In January and February of 2008, the banking group notified MECAR that it

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

would hold MECAR to its commitment to refinance the facility in early 2008. In March 2008, the Company reached a tentative agreement to extend and expand the credit facility until November 30, 2008. This agreement would require a partial repayment of MECAR’s cash line in July 2008. The finalization of the agreement is subject to local government support that will guarantee an additional portion of MECAR’s performance bonds and advance payment guarantees from April through November 2008. This additional guarantee will reduce the required restricted cash balances at MECAR and allow the company to fund MECAR through it critical working capital expansion period.

The Company’s cash projections for 2008 show that the Company, particularly MECAR, should be able to generate cash from operations in 2008. MECAR’s ability to generate cash is dependent on its ability to secure its credit facility. In additional to securing the credit facility, MECAR will require additional cash in the first half of 2008 to expand its working capital as it performs on its substantial backlog. The cash balances available at December 31, 2007 in addition to the availability on the cash line of MECAR’s credit facility at December 31, 2007, is expected to be sufficient to manage MECAR’s operational plans in 2008. The tentative agreement reached with MECAR’s lenders should provide additional cash for this purpose. The Company’s projections show that, if the credit facility is secured until November 30, 2008, the Company should be able to manage through its liquidity issues and repay MECAR’s cash line and debt obligations.

In February and March 2007, the Company received letters from all of the convertible note holders asserting events of default under the facility. On or after March 30, 2007, all four note holders, by separate letter, provided an additional event of default based on the Company’s failure to timely effect the registration of shares of the Company’s common stock. On June 19, 2007, the Company reached an agreement with its convertible note holders to refinance its $30,000 senior subordinated convertible notes, to provide additional funding of $15,376 to the Company, and release the Company of all alleged defaults and penalties that were claimed by the note holders earlier in 2007.

On June 26, 2007 the Company completed the first closing of this agreement which provided for the exchange of $30,000 of senior subordinated convertible notes and the settlement of $1,204 of unpaid interest and penalties for the issuance of $27,204 of senior secured convertible notes and 1,288,000 shares of the Company’s common stock. In addition, at that time, the Company issued $5,376 of additional senior secured convertible notes, the proceeds of which were used to pay $1,707 in transaction costs. On July 19, 2007, after the announcement by MECAR of the receipt of significant new sales contracts, the Company completed the second note holder closing that provided $10,000 of additional funding for the Company.

On September 18, 2007, the Company sold its wholly owned subsidiary, The VSK Group for net cash proceeds of $41,843 resulting in a gain of $29,314. Pursuant to the terms of the convertible notes, each of the purchasers of the Senior Secured convertible notes were offered the opportunity to have the Company redeem up to $21,949 of the Notes. The purchasers elected to receive $19,949 of these net proceeds, thereby reducing the Company’s debt and the potential number of common shares the Company may have to issue upon conversion of the Notes. In October 2007, these redemption amounts along with accrued and unpaid interest were paid to the note holders.

In addition, in October 2007, two of the purchasers elected to convert a portion of their respective Notes into shares of the Company’s common stock. On those dates, $264 and $1,144 of the Notes were converted into 28,200 and 122,300 shares of the Company’s common stock as described above. Pursuant to the terms of the Notes, the Company also paid make-whole interest payments totaling $344, representing the remaining interest that would have been paid on the converted amount through June 26, 2010 if the amount had not been converted. As of December 31, 2007, the principal outstanding balance of senior secured convertible notes was $20,357.

In addition, as described in Note K of the financial statements, the Company’s Convertible Notes have a put feature that allows the holders to put the notes back to the Company on December 26, 2008 or January 19, 2009. In addition, the terms of the senior secured convertible notes, limit the additional secured debt the Company can incur with preference to the convertible notes. At December 31, 2007, the Company had approximately €4,000 of

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

additional availability that could be borrowed against on a secured basis. The Company is currently evaluating strategic alternatives and may look to sell another of its subsidiaries to ensure it has the funds available to meet this put feature. The put feature requires the holders of the senior convertible notes to give at least 75 days notice of their intent to enforce this feature.

At December 31, 2007, the Company had $21,750 in cash on hand and the MECAR cash credit line had approximately $7,239 of cash availability at year end. For the twelve months ended December 31, 2007, the Company used $20,508 of cash for operating activities from continuing operations. As explained above, the Company does not anticipate using cash at this level in 2008, mainly as a result of the substantial increase in the sales backlog at MECAR. In addition to the operational improvements that are anticipated for 2008, cash losses in 2007 were negatively impacted by significant cash expenditures that are not recurring in nature and are not projected for 2008. These expenditures include items such as:

•	Registration delay payments and interest premiums paid for failure to register common stock associated with senior convertible notes timely of $1,200.

•	Financing fees paid in conjunction with additional borrowings of senior convertible notes of $1,000.

•	Additional legal costs associated with bondholder issues of $307.

•	Cash funding of Subsidiaries that have been divested. SeaSpace Corporation (sold July 2007) and Titan Dynamics Systems, Inc. (sold March 2008) of $1,709.

•	Restructuring consultants and advisors fees of $2,375.

In general, the Company believes, that it will be able to successfully find a solution for MECAR’s credit facility and fund operations in 2008 and meet the obligations associated with the potential put on its convertible notes based on its strong current backlog, history of performing profitable when backlog is substantial, the ability to raise capital and the ability to further diverse of its subsidiaries. The Company’s independent audit firm has issued an audit opinion that expresses doubt about the Company’s ability to continue as a going concern mainly due to losses from operations and the uncertainty of the Company’s ability to refinance the MECAR credit facility. The Company’s backlog has shown substantial improvement from the prior year, and the profitability of the contracts should permit the Company to generate cash from its operations in 2008. The Company continues to work on a solution for the MECAR credit facility. The major obstacle to finalizing the restructured terms with the existing bank group is the approval of additional local government support related to guarantees for the performance bonds and advance payment guarantees. The Company is requesting that the local government agency guarantee a larger portion of the performance bonds and advance payment guarantees than they currently do, thereby lowering MECAR’s restricted cash requirements and providing more operating cash to MECAR. This agency started providing guarantees on MECAR’s performance bonds and advance payment guarantees on July 1, 2007 as MECAR initially faced its liquidity challenges associated with the receipt of its new substantial sales contract. The local government agency is scheduled to meet in mid-April 2008 to review MECAR’s proposal.

While the Company is looking to secure long-term financing for operations for the remainder of 2008 and 2009, there can be no assurance that:

•	The Company will be successful securing new MECAR financing or restructuring its existing banking group at MECAR.

•	The Company will be successful in taking necessary steps to be in a position to satisfy a potential “put” of its senior secured convertible notes which may be made in December 2008 or January 2009.

•	The Company will be successful in its restructuring and turnaround efforts at its subsidiaries.

•	The Company will be able to meet the financial debt covenants of its debt instruments.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company has less than $100 of firm commitments for capital expenditures outstanding as of December 31, 2007. No additional capital commitments are necessary to support the Company’s 2008 revenue projections.

NOTE C —	RESTRICTED CASH

Restricted cash at December 31 is comprised as follows:

	2007	2006

Collateralized performance bonds and advance payment guarantees	$12,920	$8,317
Other	132	84

	$13,052	$8,401

MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement used to provide these financial guarantees place restrictions on certain cash deposits and other liens on MECAR’s assets. In addition, as certain customers make advance deposits, MECAR’s banking group restricts up to forty percent of the advance deposit as collateral for the issuance of an advance payment guarantee. The majority of the restricted cash balance relates to requirements under our sales contracts to provide performance bonds and advance payment guarantees. These instruments typically expire within one year or operating cycle and the restriction on the cash is released. As such, the restricted cash is classified as current for the periods presented. Cash of $12,920 and $8,317 at December 31, 2007 and 2006, respectively, was restricted or pledged as collateral for these agreements.

NOTE D —	ACCOUNTS RECEIVABLE AND COSTS & ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Accounts receivable at December 31 are comprised as follows:

	2007	2006

Direct and indirect receivables from governments	$3,529	$6,752
Commercial and other receivables	6,485	1,813

	10,014	8,565
Less:Allowance for doubtful receivables	(675)	(592)

	$9,339	$7,973

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

Costs and accrued earnings on uncompleted contracts totaled $39,313 and $25,534 at December 31, 2007 and 2006, respectively. The revenue recognized on the contracts in progress for the years ended December 31, 2007 and 2006 were $45,141 and $79,746, respectively. The revenue recognized from the contracts in progress generally is not billed until products are completed and shipped.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE E —	INVENTORIES

Inventories at December 31 are comprised as follows:

	2007	2006

Raw materials	$13,902	$13,319
Work in process	11,582	7,615
Finished goods	1,749	1,644

	27,233	22,578
Less reserve for obsolescence	(2,527)	(1,486)

	$24,706	$21,092

NOTE F —	PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment at December 31 are comprised as follows:

	2007	2006

Land	$381	$341
Buildings and improvements	20,346	18,244
Machinery and equipment	63,534	56,792
Demonstration Inventory	5,793	5,277

	90,054	80,654
Less accumulated depreciation	(64,995)	(53,596)

	$25,059	$27,058

Depreciation expense was $5,347 and $4,877 for the years ended December 31, 2007 and 2006, respectively.

Capital Leases.  The Company leases equipment under various capital leases, with lease terms through 2010. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities.

The following is an analysis of the leased property under capital leases included in property, plant and equipment:

	2007	2006

Leased equipment	$6,102	$10,046
Less: accumulated amortization	(3,021)	(4,557)

	$3,081	$5,489

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2007:

Year Ending December 31,

2008	$927
2009	452
2010	170

Total minimum lease payments	1,549
Less: Amount representing interest	(70)

Present value of net minimum lease payments	$1,479

NOTE G —	INTANGIBLE ASSETS

Intangible assets at December 31, 2007 and 2006 are comprised as follows:

	December 31, 2007			December 31, 2006
	Gross	Accumulated		Gross	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Intangible assets subject to amortization:
Capitalized Software	$190	$(190)	$—	$190	$(190)	$—
Developed Technologies	5,272	(1,142)	4,130	5,272	(615)	4,657
Customer Lists	275	(275)	—	275	(275)	—
Patents and Trade Name	295	(107)	188	295	(89)	206
Other	1,705	(1,232)	473	1,705	(663)	1,042

Sub Total	7,737	(2,946)	4,791	7,737	(1,832)	5,905
Intangible assets with indefinite lives:
Trade Names	3,220	—	3,220	3,220	—	3,220

Total	$10,957	$(2,946)	$8,011	$10,957	$(1,832)	$9,125

Consolidated amortization expense related to intangible assets, excluding goodwill, for 2007 and 2006 was $1,114 and $1,053, respectively. Estimated future aggregate annual amortization for intangible assets is as follows:

Year	Amount

2008	$1,019
2009	545
2010	545
2011	545
2012	545

NOTE H —	GOODWILL

As required by SFAS No. 142, the Company performs, at the component level of the segments, a review each year or earlier if an indicator of potential impairment of goodwill exists. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital. The estimates used are consistent with the plans and estimates that the Company uses to

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

manage the underlying businesses. Goodwill was $9,932 at both December 31, 2007 and 2006 and no impairment was recognized in both 2007 and 2006. Goodwill at December 31 is as follows:

Electronic
Security

Balance as of January 1, 2006	$9,459
Impairment loss	—
Goodwill acquired during the year	473

Balance as of December 31, 2006	$9,932
Impairment loss	—

Balance as of December 31, 2007	$9,932

In 2006, the Company experienced an increase in goodwill balance of $473 due to the final payment for GMS acquisition.

NOTE I —	BANK CREDIT FACILITY

MECAR is obligated under an agreement (the Agreement), modified in March 2006, with its foreign banking syndicate that provides credit facilities of up to €42,850 (approximately $63,114) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for tax prepayments and working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. The Agreement requires that MECAR maintain certain net worth and working capital covenants. As of December 31, 2007 and 2006, MECAR was not in compliance with the facility covenants due to violations of the financial performance covenants. The Company has obtained a waiver for the year ended December 31, 2006 and is in discussion with the lenders regarding a waiver for the year ended December 31, 2007. MECAR’s banking group has been working with the Company to restructure the terms of the facility as MECAR has been restructuring its business to return to profitability. In March 2008, the Company reached a tentative agreement to extend and expand the credit facility until November 30, 2008. This agreement would require a partial repayment of MECAR’s cash line in July 2008, as MECAR makes shipments on its current backlog. The finalization of the agreement is subject to local government support that will guarantee an additional portion of MECAR’s performance bonds and advance payment guarantees from April through November 2008. As described below, this is the local Belgian regional agency that is currently providing 50% guarantees on MECAR’s performance bonds and advance payment guarantees on a long term basis. The additional interim guarantee will reduce the required restricted cash balances at MECAR and allow the company to fund MECAR through it critical working capital expansion period.

Effective July 1, 2007 the local Belgian regional agency began providing guarantees up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. The Company is continuing to work to restructure the credit facility over the next few months. If the Company is not successful in restructuring this financing, the Company will look to other potential lenders thereby potentially delaying performance on the significant new contracts. The Company’s banking syndicate has provided the performance bonds and advance payment guarantees for MECAR’s significant new contracts to date.

As of December 31, 2007 and 2006, guarantees and performance bonds of approximately $37,523 and $30,524, respectively, were outstanding. Advances for working capital and tax pre-payments provided for under the bank overdraft facility and notes payable, amounted to $7,239 and $18,191 at December 31, 2007 and 2006, respectively. Advances under the Agreement are secured by restricted cash of approximately $12,838 and $8,286, at December 31, 2007 and 2006, respectively. MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

facility agreement is used to provide these financial guarantees and places restrictions on certain cash deposits and other liens on MECAR’s assets. In addition, certain customers make advance deposits and require MECAR’s bank to restrict up to forty percent of the advance deposit as collateral. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of all of MECAR’s assets. The Agreement has an annual term but is cancellable by either party on 90 days notice.

NOTE J —	ACCRUED LOSSES ON CONTRACTS, DEFERRED COMPENSATION AND WARRANTY RESERVES

Accrued losses on contracts.  At December 31, 2007 and 2006, the Company provided for accrued losses of $1,902 and $222, respectively, in connection with the completion of certain contracts. These amounts are included in accrued liabilities.

Deferred compensation.  The December 31, 2007 and 2006 deferred compensation balances of $660 and $579, respectively, represent cash compensation deferred by the non-employee directors and the retirement benefits for employees who applied for early retirement at MECAR.

Accrued Warranty Costs.  At December 31, 2007 and 2006 the Company provided $95 and $97, respectively, for accrued costs related to warranties. These amounts are included in accrued liabilities.

NOTE K —	LONG-TERM DEBT

Long-term obligations as of December 31 consist of the following:

	2007	2006

Fair value of senior secured convertible notes	$19,392	$—
Fair value of senior subordinated convertible notes	—	26,907
Note related to GMS acquisition, less unamortized discount	3,252	6,431
SOGEPA loan	8,837	—
Other notes payable	4	4,497
Capital leases and other	1,479	3,035

Total long-term debt	32,964	40,870
Less current maturities	(17,743)	(36,422)

Long-term debt, less current maturities and unamortized discount	$15,221	$4,448

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

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On June 19, 2007, the Company and each of the purchasers entered into an Amended and Restated Securities Purchase Agreement (the “Amendment Agreement”) to refinance the terms of the original transaction and to provide for the issuance of additional convertible notes of $15,376. Pursuant to the Amendment Agreement, each purchaser agreed to withdraw the alleged events of default and the one purchaser agreed to dismiss the lawsuit.

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

The Initial Notes accrued interest at a rate of 7.5% per annum, subject to adjustment, with accrued interest payable quarterly in arrears in cash. The Initial Notes were to mature on March 9, 2011, and were immediately convertible into shares of the Company’s common stock at the conversion price of $26.46 (adjusted to $25.85 when the Company issued common stock in December 2006) per share, subject to certain standard anti-dilution provisions and an adjustment for stock splits. Upon a change of control, as defined in the Notes, the holders of the Notes were to have certain redemption rights.

The Company determined that the Initial Notes were hybrid instruments and the warrants are derivatives that should be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The Initial Notes were deemed to have embedded derivatives that required bifurcation. In March, 2006, the Company adopted SFAS 155, Accounting for Certain Hybrid Instruments, which allows the Company to make an irrevocable election to initially and subsequently measure the hybrid financial instrument in its entirety at fair value after having identified all embedded derivative features contained in a hybrid instrument. The Company identified and documented the embedded derivative features, and then irrevocably elected to measure and carry the notes at fair value. At March 9, 2006, the date of issue, the Company determined the fair value of the Initial Notes and warrants issued in the 2006 Transaction had fair values of $29,120 and $2,013, respectively. At the date of issuance, a loss of $1,133 was recorded. At June 26, 2007 (the initial closing date of the refinancing), the Company determined the fair value of the Initial Notes was $36,979. For the period from January 1, 2007 to June 26, 2007, the loss related to the fair value of the Initial Notes was $8,868.

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

In connection with the Amendment Agreement, the Company incurred debt issue cost of $1,707 of which $1,306 was paid and the remaining $401 was included in the principal of the New Notes. These debt issue costs were expensed immediately upon execution of the Amendment Agreement as interest expense.

The Amended and New Notes, the “Notes”, mature on June 26, 2010, subject to the right of the purchasers to demand payment eighteen months after closing (this means December 26, 2008 for the notes issued on June 26, 2007 and January 19, 2009 for the notes issued on July 19, 2007). The Notes accrue interest at 8.95%, with accrued interest payable quarterly in arrears. The Company has the option to convert interest through December 31, 2007 to debt principal; thereafter, all interest must be paid in cash or in shares of the Company’s common stock. As of December 31, 2007, no interest was converted. The Notes are convertible into shares of the Company’s common stock at the conversion price of $9.35 per share, subject to certain standard anti-dilution provisions and an adjustment for stock splits. Upon a change of control, as defined in the Notes or in the event the Company sells both its MECAR S.A. and The VSK Group subsidiaries, the holders will have certain redemption rights.

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

In connection with the Amendment Agreement, the Company also entered into an Amended and Restated Registration Rights Agreement which requires the Company to have an effective registration statement with the SEC for the resale of the common stock underlying the convertible notes within 365 days of initial closing of the Amendment Agreement or June 26, 2008 (“the Effectiveness Deadline”). The Amended Registration Rights Agreement provides for additional interest and penalties in the event the Company fails to have the registration statement effective within the required time frame. On January 1, 2007, the Company adopted FSP 00-19-2 Accounting for Registration Payment Arrangements. Prior to adopting FSP 00-19-2, the Company’s policy was to accrue liquidated damages when incurred. In accordance with FSP 00-19-2, the Company accrues for interest penalties under FAS 5 Accounting for Contingencies when probable and estimable. At January 1, 2007, liquidated damages under the Initial Note Registration Rights Agreement were not probable or estimable. As of December 31, 2007, the Company does not believe that such liquidated damages under the Amended and Restated Registration Rights Agreement are probable or estimable and, as such, no accrual was made. Effective February 15, 2008, the Securities and Exchange Commission issued new provisions with regards to Rule 144. These provisions allow a non-affiliate to resell restricted securities such as the securities underlying the Notes after a six-monthly holding period as long as the Company is current in its SEC filings or after a one year holding period without any restrictions. The Company has reached an agreement with the holders of the Notes to suspend its efforts to register the securities that were required to be registered pursuant to the Amended and Restated Registration Rights Agreements. The Company is no longer subject to these liquidating damages as provided in the Amended and Restated Registration Rights Agreements.

The Company determined that the Notes are hybrid instruments that could be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. On June 26, 2007, the date of issue of the Amended Notes and First Closing of New Notes, the Company elected to adopt SFAS 155, Accounting for Certain

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

Hybrid Instruments, which allows the Company to make an irrevocable election to initially and subsequently measure the Notes in their entirety at fair value after having identified all embedded derivative features contained in each hybrid instrument. At June 26, 2007, the Amended Notes and First Closing of New Notes had fair values of $27,435 and $5,345, respectively, resulting in a gain of $0 and $31, respectively. At July 19, 2007, the second closing of New Notes had fair values of $9,868, resulting in a gain of $132. At December 31, 2007, the Company determined the fair value of the Amended Notes and First and Second Closing of New Notes was $13,134, $476 and $5,782, respectively. For the period from June 26, 2007 to December 31, 2007, the net gain in the fair values of the Amended Notes and First Closing of New Notes as compared to the respective fair values at June 26, 2007 was a gain of $860 and a loss of $8, respectively. For the period from July 19, 2007 to September 30, 2007, the gain in the fair value of the Second Closing of New Notes as compared to the fair values at July 19, 2007 was $181. For the twelve months ended December 31, 2007, the net loss related to the calculated fair value adjustments of all Notes was $7,672.

Warrants

On March 6, 2006, in conjunction with the issuance of the Initial Notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with EITF 00-19, Accounting for Derivative Instruments Index to, and Potentially Settled in, a Company’s Own Stock, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as liabilities and are being recorded and carried at the fair value of the instrument. At December 31, 2007, the Company determined the fair value of the warrants was $183. The Company recorded a gain of $1,009 for the twelve months ended December 31, 2007 related to the calculated fair value of the warrants.

Loan for Global Microwave Systems acquisition.  On November 1, 2005, the Company entered into a $6,700 loan to fund the acquisition of GMS with the prior owner of GMS. There are no significant covenants. The loan was originally payable in installments over three years bearing interest at the rate of 7.5% per year payable quarterly. On October 11, 2006, the loan was amended to defer the first installment of principal payment of $1,675 from November 1, 2006 to January 31, 2007. The Company repaid one half of the first installment of $1,675 or $838 in February 2007. On February 12, 2007, the loan was further amended to defer, until the earlier of MECAR’s receipt of a down payment on its impending contract or July 1, 2007 (“Deferral Period”), one half of the first installment payment which was due on January 31, 2007. In July 2007, the Company paid the second half of the first installment of $838. During the term of the Deferral Period, the interest rate on the entire loan was increased to 9% per year and an additional $20 per full or partial month during the Deferral Period of interest was due. The Company evaluated both amendments pursuant to the terms of EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments and concluded that neither met the definition of a substantially different debt modification. Therefore, no gain or loss was recorded as a result of either modification. For the year ended December 31, 2007, the Company incurred additional interest of $120 for the Deferral Period.

On October 31, 2007, the Company repaid the scheduled principal due amount of $1,675. The outstanding balance of the loan was $3,350 and $6,700 at December 31, 2007 and 2006, respectively. The unamortized discount of the note was $98 and $269 at December 31, 2007 and 2006, respectively.

SOGEPA Loan.  On December 20, 2007, MECAR entered into a €6,000 (approximately $8,837) loan agreement with the Société Wallonne de Gestion et de Participations (“SOGEPA”), a local Belgian regional agency to provide MECAR with a working capital line of credit. The loan matures on December 20, 2012 and accrues interest at 4.95% per year. Quarterly interest payments are due during the first year of the loan, with quarterly

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

principal and interest payments due thereafter. The loan is secured by a mortgage covering property owned by MECAR. As part of the loan, MECAR is required to maintain certain capital requirements as defined in the loan agreement. MECAR paid debt issues costs of $141 in connection with the loan which is being amortized over the term of the loan. At December 31, 2007, unamortized debt issue costs were $141 and the outstanding balance due on the loan was $8,837.

Other notes payable.  At December 31, 2006, MECAR borrowed $4,489 as a straight loan, within the current credit facility, from one of the banks in their banking facility. This loan was fully repaid in 2007. In addition, NSM had a note for a vehicle of $4 and $8 at December 31, 2007 and 2006, respectively.

Capital lease and other.  The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 2.92% to 10.99% and mature at various dates through 2010.

The annual maturities of long-term obligations as of December 31, 2007 are as follows:

Year	Amount(A)

2008	$4,133
2009	2,485
2010	21,710
2011	2,261
2012	2,375

Total	$32,964

(A)	The senior secured convertible notes have a put feature that allows the holders to put the notes back to the Company on December 26, 2008 or January 19, 2009.

Other than as disclosed above with regard to the Notes, no other debt classified as long-term contain cross-default provisions.

NOTE L —	BENEFIT PLANS

In 2003, the Company adopted a 401(k) plan. Employer contributions to the plans in 2007 and 2006 were approximately $395, $454, respectively. Employee contributions to the plan in 2007 and 2006 were $572 and $547, respectively. Under the terms of labor agreements at MECAR, the Company contributes to certain governmental and labor organization employee benefit and retirement programs. In 2007 and 2006, the Company accrued $459 and $393, respectively, of retirement benefits for employees who applied for early retirement at MECAR. This retirement benefit amount was included in other long-term liabilities.

NOTE M —	CONTINGENCIES AND COMMITMENTS

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

The Company leases domestic office space and equipment under operating leases which expire at various dates through 2013. Certain leases also include escalation provisions for taxes and operating costs. The following is a

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

schedule by year of base expense due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2007:

Year	Amount

2008	$925
2009	876
2010	798
2011	606
2012	526
2013 and after	45

Total	$3,776

Total rental expense charged to operations approximated $1,006 and $1,031, for the years ended December 31, 2007 and 2006, respectively.

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

Indemnification provisions.

On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,541 in net proceeds. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. Theses indemnification provisions have been capped at $1,000. At December 31, 2007, no amount has been accrued related to this indemnification as a liability is not deemed probable.

On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price adjustment to be determined following closing. On September 18, 2007, the Company completed the sale. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. An escrow amount of approximately $2,741 was established to satisfy any such claims. The terms of the escrow agreement provide that a portion of the remaining escrow balance in excess of $1,767 will be released on April 1, 2009 with the entire remaining balance released December 31, 2012. At December 31, 2007, the Company has fully reserved the escrow balance as it is uncertain as to the nature and timing of potential future claims, if any. Total indemnification provisions have been capped at $7,365.

In conjunction with the sale of The VSK Group, and pursuant to the terms of employment agreements with The VSK Group’s management team, the Company committed to pay approximately $1,645 (€1,200) as a retention bonus. Of this total retention amount, approximately $674 (€492) was paid in October 2007 and the remainder is subject to the escrow agreement terms.

On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. The Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

to indemnify the buyer for a period subsequent to the completion of the sale for losses, liabilities, damages or expenses arising for any breach of covenants, representation or warranties; income tax liabilities existing prior to closing; and violations of environmental laws. The indemnification amount can be as much as the purchase price for certain covenants but generally are capped at $950. At December 31, 2007, no amount has been accrued related to this indemnification as a liability is not deemed probable.

In conjunction with the sale of Titan, and pursuant to the terms of employment agreements with Titan’s management team, the Company committed to pay $46 as a retention bonus. In addition, pursuant to the terms of the Settlement Agreement entered into with a former employee of Titan, the Company committed to pay $1,060 to mutually release both parties from any and all claims. Approximately $60 was paid upon execution of the agreement on January 24, 2008 and the remaining $1,000 was paid upon closing on March 17, 2008.

Tax Litigation

As part of its 2004 tax audit with the Belgian tax authorities, the Company recorded a liability of $3,552 related to tax due on unrealized/realized foreign currency gains as well as associated interest and penalties. The Company is currently negotiating in the Belgian tax court for a workable repayment arrangement to resolve the liability due.

Social Security Litigation

As of December 31, 2007, the Company had not paid its Belgian social security payments for the first, second and third quarters of 2007. Early in 2008, the third quarter payment was paid. Accordingly, the Company has accrued $2,184 related to past due social security payments which includes associated interest of $276. The Company is currently negotiating in the Belgian courts for a workable repayment arrangement to resolve the liability due.

NOTE N —	FAIR VALUE OF FINANCIAL INSTRUMENTS

At December 31, 2007 and 2006, the Company’s financial instruments include cash, receivables, payables, borrowings, guarantees and performance bonds. The face value of cash, receivables and payables approximate their carrying values because of the short-term nature of the instruments. The estimated fair value of the other financial instruments and off-balance-sheet credit obligations are as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Notes payable and long-term obligations, including current maturities	$13,572	$13,572	$13,963	$13,963
Senior convertible notes	19,392	19,392	26,907	26,907
Detachable warrants	183	183	1,192	1,192
Off-balance-sheet instruments:
Guarantees and performance bonds	$—	$37,606	$—	$31,399

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

•	The fair value of notes payable and long-term obligations is estimated based on approximate market prices for the same or similar issues or the current rates offered to the Company for debt of the same remaining maturities. The Company believes the aggregate carrying value approximates fair value.

•	The senior secured convertible notes and the senior subordinated convertible notes are treated as derivatives and are carried at fair value in accordance with SFAS 155 Accounting for Certain Hybrid Instruments. The

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

fair value of convertible notes is estimated based on approximate market prices of the Company stock or the current rates offered to the Company for debt of the same remaining maturities.

•	The fair value of detachable warrants is estimated based on the Black Scholes model, the term, stock price and exercise price of the warrants. In addition, the interpolation of the 3-year and 5-year treasury rates as of December 31, 2007 and 2006, respectively, as reported by the Federal Reserve Bank for the period of time between the valuation date and the expiration date is used in the model.

•	Estimated fair values for off-balance-sheet instruments, which include performance bonds and advance payment guarantees are reflected at the face value of these obligations, since management does not expect to have any claims against these obligations based on its past experience.

NOTE O —	DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives not designated as hedges

The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers and certain purchase commitments. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. As discussed in Note A, the Company’s accounting for foreign currency exchange contracts at MECAR did not comply with the guidelines of FAS 133. As such, realized and unrealized gains (losses) from derivative contracts are reported as a component of revenues and amounted to $404 for the year ended December 31, 2006. In 2007, the Company did not enter any foreign currency future contracts or forward exchange rates to minimize the foreign currency exposures.

Counterparty credit risk

The Company’s foreign exchange forward contracts expose the Company to credit risks to the extent that the counterparties may be unable to meet the terms of the agreement. The Company minimizes such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.

NOTE P — STOCKHOLDERS’ EQUITY

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

2001 Equity Incentive Plan.  During 2001, the Board of Directors and stockholders approved and reserved 240,000 shares of common stock for awards to key employees of the Company and its subsidiaries. In each of 2002, 2003 and 2005, the Board of Directors and the stockholders authorized the plan to be increased by 250,000 shares. The plan authorizes the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights, restricted stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. For the year ended December 31, 2007, the Company granted no options and 21,400 shares of stock awards to certain key employees. In addition, 18,881 shares were issued to three directors who retired from the Company’s Board of Directors in February 2007 in settlement of the deferred compensation obligations to these directors and 23,405 shares were issued to five non-employee directors as part of the annual directors’ compensation on July 1, 2007. During 2007, 3,700 previously granted shares to key employees were forfeited and fully vested 1,668 shares were retired at the option of the employee as reimbursement to Allied for payroll taxes associated with the vesting of their restricted shares. Total stock awards in 2006 were

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

19,048 shares of which 12,250 shares were grants to certain key employees, 6,548 shares were issued to non-employee directors and 250 shares to a non-employee consultant. During 2006, 2,464 previously granted shares to key employees were forfeited and 1,345 shares, after fully vesting to employees, were retired at the option of the employee as reimbursement to Allied for payroll taxes associated with the vesting of their restricted shares. As of December 31, 2007, total restricted shares of 43,418 shares were reserved for certain employees, which will vest with continued service to the Company per the vesting schedule.

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

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following table summarizes option activity:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of the year	501,500	$17.20	507,667	$16.94
Options granted	—	—	30,000	15.05
Options exercised	—	—	(36,167)	11.87
Options forfeited	(45,000)	22.05	—	—
Options expired	(87,000)	18.21	—	—

Options outstanding at end of year	369,500	$15.39	501,500	$17.20

Options exercisable at end of year	327,500		384,500
Weighted-average fair value of options, granted during the year	$—		$4.45

The following table summarizes options outstanding at December 31, 2007:

			Weighted	Exercisable
		Weighted	Average		Weighted
	Range of	Average	Remaining	Number	Average
Number	Exercise	Exercise	Contractural	of	Exercise
Outstanding	Prices	Prices	Term	Options	Prices

100,000	$8.63	$8.63	3.51 Years	100,000	$8.63
40,000	$9.01 to $14.90	$14.90	0.84 Years	40,000	$14.90
229,500	$15.05 to $23.95	$18.42	3.84 Years	187,500	$18.19

369,500	$8.63 to $23.95	$15.39		327,500	$14.87

Since the exercise price for of all the options outstanding is greater than the closing share price on December 31, 2007, no intrinsic value is available for any outstanding and exercisable options. The market value of our stock was $5.77 at December 31, 2007. The intrinsic value of stock options exercised for the year ended December 31, 2006 was $365. Cash received for the exercise of these options was $429 with a tax benefit of $28.

The following table summarizes restricted stock (nonvested) shares outstanding as of December 31,

	2007		2006
		Weighted-Average Grant		Weighted-Average Grant
Restricted Stock	Shares	Date Fair Value	Shares	Date Fair Value

Restricted at January 1, 2007	43,299	$22.25	51,793	$22.99
Granted	20,350	$10.17	8,300	$22.08
Vested	(16,531)	$21.97	(14,330)	$22.62
Forfeited	(3,700)	$21.77	(2,464)	$22.58

Restricted shares at December 31, 2007	43,418	$17.46	43,299	$22.25

As of December 31, 2007 and 2006, there were approximately $234 and $492, respectively, of total unrecognized compensation cost related to restricted share based compensation arrangements granted under the Plan. As of December 31, 2007 and 2006, the cost is expected to be recognized over a weighted average period of 1.03 years and 1.5 years, respectively.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE Q — OTHER — NET

Other income (expense) included in the Company’s consolidated statements of operations at December 31 is comprised of the following:

	2007	2006

Net currency transaction gains (losses)	$(252)	$1,055
Miscellaneous — net	(298)	737

	$(550)	$1,792

Miscellaneous — net includes income received from various sources such as subsidies, insurance recoveries, penalties, non deductible value added taxes, sublease rent and sale of materials.

NOTE R — INCOME TAXES

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

Earnings (loss) before income taxes are comprised as follows:

	2007	2006

Domestic	$(26,133)	$(12,681)
Foreign	(17,764)	(17,358)

	$(43,897)	$(30,039)

The Company’s provision for income taxes is comprised of:

	2007	2006

Current Provision
Domestic	$4	$4
Foreign	—	2,445

Total Current Provision	4	2,449

Deferred Provision (Benefit)
Domestic	—	—
Foreign	—	8,891

Total Deferred Provision (Benefit)	—	8,891
Total tax provision	$4	$11,340

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company’s provision are as follows:

	2007	2006

Taxes at statutory rate	34.0%	(34.0)%
State taxes, net of federal benefit	—	(0.4)
Impact of international operations	3.0	—
Goodwill and other permanent differences	—	—
Other permanent differences	(8.4)	(1.6)
Valuation allowance	(28.6)	75.2

Income taxes	—%	39.2%

The components of the deferred taxes at December 31, 2007 and 2006 are comprised as follows:

	2007	2006

Deferred tax assets
Inventory	$685	$396
Compensation accruals	34	136
Valuation adjustments	376	421
Accrued expenses	495	83
Business tax credits	458	458
Deferred compensation	579	559
Capitalized R&D	486	520
Foreign tax credit carryforwards	2,290	2,290
Net operating loss carryforwards	45,684	28,311

Gross deferred tax asset	51,087	33,174
Valuation allowance	(43,486)	(33,324)

Total deferred tax assets	$7,601	$(150)

Deferred tax liabilities
Depreciation and amortization	$864	$603
Fair value adjustment of financial instrument	(328)	(453)
Accrued foreign dividends	(8,137)	—

Total deferred liabilities	$(7,601)	$150
Net Deferred Tax Assets (Liabilities)	$—	$—

At December 31, 2007 and 2006, the Company had net operating loss carryforwards of $51,036 and $32,974, respectively, which will begin to expire in 2010 and foreign NOLs of approximately $79,947 and $56,379, respectively, which may be carried forward indefinitely. A portion of the U.S. net operating loss carryforwards are subject to limitations on the amount that can be utilized each year. The Company had foreign tax credits and alternative minimum tax credits of approximately $2,290 and $458, respectively, at both December 31, 2007 and 2006. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credits do not expire.

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. Realization of deferred tax assets is dependent upon generation of sufficient income by the Company in the jurisdictions in which it has operations and, in some cases, by specific office locations. Because the Company experienced losses in previous years and continued losses in the current year,

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

management recorded a valuation allowance of approximately $43,486 and $33,324 against the Company’s net deferred tax asset as of December 31, 2007 and 2006, respectively. The change in the valuation allowance from December 31, 2006 to December 31, 2007 was an increase of $10,162, which is due primarily to the valuation allowance recorded against the Europe and U.S. net deferred tax assets during 2007.

The Company adopted FIN 48 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operations due to the adoption of FIN 48.

As of January 1, 2007 and December 31, 2007, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48. For the year ended December 31, 2007, there was no interest or penalties recorded or included in tax expense.

In Belgium, the Company is still open to examination by the Belgian tax authorities from 2005 forward. In the United States, the Company is still open to examination from 2004 forward, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by the Belgian tax authorities if they either have been or will be utilized.

As of December 31, 2007 and 2006, the Company had not recorded U.S. income tax expense for $5.021 and $11,117, respectively, of unremitted earnings of its foreign subsidiaries for which it has designated as indefinitely reinvested. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. In the event that actual cash needs of our U.S. entities exceed our current expectations, we may need to repatriate foreign earnings which have been designated as indefinitely reinvested offshore. This could result in additional income tax expense being recorded. During 2007, the Company recorded a deferred tax liability of $8,137 related to foreign earnings which it deems are not indefinitely reinvested.

See Note M — Contingencies and Commitments for disclosure on Belgian tax contingency.

NOTE S — EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share excluded dilution and are computed by dividing net loss by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share includes the effects of convertible debentures, stock options, warrants and restricted stock (unvested stock awards), if such effect is dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2007 and 2006, respectively:

	2007	2006

Net loss from continuing operations	$(43,901)	$(41,379)
Net earnings from discontinued operations	22,623	282

Net loss	$(21,278)	$(41,097)

Weighted average number of basic and diluted shares	7,244,983	6,065,732
Basic and diluted net loss per share from continuing operations	$(6.06)	$(6.83)
Basic and diluted net earnings per share from discontinued operations	3.12	0.05

Total	$(2.94)	$(6.78)

At December 31, 2007, the Company has excluded convertible notes, stock options and warrants of 2,177,176; 3,758 and 411,593, respectively, since their effect would be anti-dilutive. For the year ended December 31, 2006, convertible notes, stock options and warrants of 1,160,548; 302,316, and 91,040, respectively were excluded from the calculation of earnings per share since their effect would be anti-dilutive.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

NOTE T — GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

In conformity with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information the Company’s segment information is presented on the basis that management uses in evaluating segment performance. The Company’s operating segments are Ammunition & Weapons Effects and Electronic Security:

Ammunition & Weapons Effects segment consists of MECAR and MECAR USA. MECAR develops and produces medium caliber tank, mortar and other ammunition. MECAR USA will initially pursue contracts from the U.S. government and others for ammunition and pyrotechnics devices. MECAR USA became operational in the third quarter of 2005.

Electronic Security segment consists of NSM and GMS. NSM designs, manufactures, distributes and services industrial and law enforcement security products and systems. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.

Allied, the parent Company, provides management and other services to its subsidiaries and has no operating activities. Significant intercompany transactions have been eliminated in consolidation.

The Company’s foreign operations are conducted by MECAR.

	2007	2006

Revenues from external customers
Ammunitions & Weapons Effects	$38,603	$67,263
Electronic Security	17,015	19,752

	$55,618	$87,015

Interest expense
Ammunitions & Weapons Effects	$2,820	$3,377
Electronic Security	13	37
Corporate	8,755	5,470

	$11,588	$8,884

Interest income
Ammunitions & Weapons Effects	$412	$577
Electronic Security	25	41
Corporate	291	249

	$728	$867

Income tax expense (benefit)
Ammunitions & Weapons Effects	$(1)	$11,336
Electronic Security	4	22
Corporate	1	(18)

	$4	$11,340

Depreciation and amortization
Ammunitions & Weapons Effects	$4,544	$4,312
Electronic Security	1,533	1,425
Corporate	384	193

	$6,461	$5,930

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	2007	2006

Segment earnings (loss) from continuing operations before taxes
Ammunitions & Weapons Effects	$(18,545)	$(18,802)
Electronic Security	(1,456)	(669)
Corporate	(23,896)	(10,568)

	$(43,897)	$(30,039)

Segment assets
Ammunitions & Weapons Effects	$90,687	$80,916
Electronic Security	26,840	29,794
Corporate	42,724	57,319

	$160,251	$168,029

Capital expenditure for segment assets
Ammunitions & Weapons Effects	$1,713	$3,240
Electronic Security	195	278
Corporate	8	1,550

	$1,916	$5,068

Amounts Net of intersegment receivables.

The following geographic area data includes trade revenues based on customer location and assets based on physical location.

	Geographic Segment Data
	2007	2006

Revenues from external customers(A)
Saudi Arabia	$20,176	$7,937
United States(1)	17,876	53,416
Kuwait	5,069	—
Venezuela	3,369	6,511
Nigeria	2,652	778
Qatar	2,586	—
Belgium	1,424	388
Indonesia	854	1,906
Germany	333	491
Ireland	312	1,141
Bahrain	—	4,177
Botswana	—	559
Tunisia	—	294
Cyprus	(1,241)	8,366
Other Foreign Countries	2,208	1,051

	$55,618	$87,015

(A)	Revenues are attributed to countries based on location of customers

(1)	Includes foreign military sales for the benefit of Saudi Arabia.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	Geographic Segment Data
	2007	2006

Segment assets
Belgium	$133,296	$105,858
United Kingdom	205	183
United States(1)	26,750	61,988

	$160,251	$168,029

(1)	Net of inter-segment receivables and investments.

	2007	2006

Property and equipment
Belgium	$20,609	$21,585
United States	4,450	5,473

	$25,059	$27,058

NOTE U —	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$9,439	$4,761	$13,838	$27,580	$55,618
Gross margin (loss)	(1,048)	(4,676)	2,217	9,176	5,669
Earnings (loss) from continuing operations	(14,603)	(23,484)	(6,097)	283	(43,901)
Income (loss) from discontinued operations, net of tax	(3,250)	(672)	28,380	(1,835)	22,623
Net earnings (loss)	(17,853)	(24,156)	22,283	(1,552)	(21,278)
Basic and diluted earnings (loss) per share:
Net earnings (loss) from continuing operations	$(2.26)	$(3.58)	$(0.77)	$0.04	$(6.06)
Net earnings (loss) from discontinued operations	(0.50)	(0.10)	3.59	(0.23)	3.12

Total net earnings (loss) per share	$(2.76)	$(3.68)	$2.82	$(0.19)	$(2.94)

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

	First	Second	Third	Fourth
2006	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$27,931	$22,206	$15,738	$21,140	$87,015
Gross margin (loss)	5,349	2,887	657	(2,975)	5,918
Earnings (loss) from continuing operations	(3,071)	(4,823)	(634)	(32,851)	(41,379)
Income (loss) from discontinued operations, net of tax	(640)	(210)	1,126	6	282
Net earnings (loss)	(3,711)	(5,033)	492	(32,845)	(41,097)
Basic and diluted earnings (loss) per share:
Net loss from continuing operations	$(0.51)	$(0.80)	$(0.11)	$(5.35)	$(6.83)
Net earnings (loss) from discontinued operations	(0.11)	(0.03)	0.19	0.00	0.05

Total net earnings (loss) per share	$(0.62)	$(0.83)	$0.08	$(5.35)	$(6.78)

The Company recorded, in the fourth quarter of 2006, a tax valuation allowance for the Europe and U.S. operations of $24,037.

NOTE V — OFF-BALANCE SHEET TRANSACTION

In 2005, the Company and the Marshall Economic Development Corporation (MEDCO) entered into an agreement under which MEDCO agreed to provide funds for the build out of the initial MECAR USA facilities. MEDCO is a state funded organization chartered to assist in the creation of manufacturing jobs in the Marshall, Texas area by facilitating the construction of roads and buildings for companies willing to locate manufacturing facilities in the local area. As part of the incentive package, MEDCO contributed $500 to MECAR USA toward the construction of facilities (used predominately for the installation of roads and utilities) and $1,650 worth of land to house these facilities. The Company provided $640 towards the construction of the initial buildings which was capitalized and is being amortized as an asset over the term of the lease. The agreement between the Company and MEDCO calls for a ten year lease, commencing October 1, 2004 at a total lease cost of $1 (one dollar) with a buyout option for the building and land at the end of the lease provided certain hiring targets are achieved. If, at the end of the lease term, the Company has created at least 175 full time jobs at the Marshall facility (at MECAR USA and Titan), MEDCO will convey title to the land and the facilities for which they provided funding, to the Company without any additional payment by the Company. If at the end of the lease term the Company has continuously occupied and used the facilities but has not fully met the 175 job goal, the Company will have the option to purchase the land and facilities at a price to be computed based on the actual number of full time jobs created. The purchase price will be equal to 175 minus the actual number of full time jobs created as of October 2014 times $9,750 dollars. No revised agreement has been entered into as of December 31, 2007.

NOTE W — DISCONTINUED OPERATIONS

The Consolidated Financial Statements and related note disclosures reflect SeaSpace, The VSK Group, CMS Security Systems and Titan Dynamic Systems, Inc. as “Long-Lived Assets to be Disposed of by Sale” for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, our results of operations for all periods presented have been reclassified to reflect SeaSpace, The VSK Group, CMS Security Systems and Titan Dynamic Systems, Inc. as discontinued operations in the consolidated statement of operations and the assets and liabilities of such entities have been reclassified as held for sale in the consolidated balance sheets for all periods presented.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

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

On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price adjustment to be determined following closing. The transaction closed on September 18, 2007 and generated net proceeds of $41,843. The sales price was adjusted for disposal costs which included a working capital adjustment of $62, funds held in escrow of $2,741, investment banking and legal fees of $1,730, management retention and incentive plans of $1,645 and a final purchase price adjustment of $716. The Stock Purchase Agreement requires a total of $2,741 be held in escrow to provide for certain indemnifications as stated for the Stock Purchase Agreement. At this time, the Company is not certain of all contingencies that will be identified and whether it will be able to receive any portion of the $2,741 balance. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Accordingly, such amount has not been included in the determination of the gain on sale. If these potential contingencies are resolved in favor of the Company, the additional consideration received will serve to increase the Company’s gain on the sale of The VSK Group. A gain of $29,314 was recorded at September 18, 2007. In accordance with SFAS No. 52 “Foreign Currency Translation”, the gain included $4,448 of accumulated foreign currency translation gains related to The VSK Group. The Company did not record a significant tax expense or benefit from this transaction as the gain is expected

CMS Security Systems

CMS Security Systems (CMS) was originally a wholly-owned subsidiary of The VSK Group, but was not included as part of its sale. With the sale of The VSK Group, CMS became a wholly-owned subsidiary of ARC Europe. The Company committed to a plan to sell CMS Security Systems in the third quarter of 2007 as part of the decision to dispose of The VSK Group. Accordingly, the Company recorded a loss of $594 to write-off all CMS Security Systems’ remaining assets. CMS was sold to The VSK Group on January 1, 2008 for minimal consideration.

Titan Dynamics Systems, Inc.

On October 22, 2007, the Company committed to a formal plan to sell Titan, which has been previously reported in the Ammunitions & Weapons Effects segment, as part of management’s continuing plan to dispose of certain non-strategic assets of the Company. At September 30, 2007, the Company recorded a loss of $1,395 write

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

down of Titan’s assets to fair value less costs to sell based on a nonbinding offer received from a potential buyer during the fourth quarter of 2007. On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. An additional loss of $1,300 was recorded to reflect additional costs to sell including a separation agreement with a former Titan employee as well as additional funding provided up to the date of sale. The loss accrual reflects the write-off of Titan’s intangible assets including goodwill. The transaction closed on March 17, 2008 and generated proceeds of $2,819, net of costs to sell of $1,931. The Company did not record a significant tax expense or benefit from this transaction.

At December 31, 2007, there were no assets or liabilities held for sale for The VSK Group, SeaSpace or CMS as The VSK Group and SeaSpace sale transactions had been completed and CMS was fully written off in the quarter ended September 30, 2007.

The following is a summary of Titan’s assets and liabilities at December 31, 2007:

December 31, 2007
Titan

Cash	$74
Accounts receivable, net	714
Inventories, net	2,219
Other assets	1,592

Assets held for sale	$4,599

Accounts payable	$883
Accrued liabilities	241
Customer deposits	922
Other liabilities	5

Liabilities held for sale	$2,051

The following is a summary of the assets and liabilities held for sale at December 31, 2006:

	December 31, 2006
		CMS Security
	The VSK Group	Systems	SeaSpace	Titan	Total

Cash	$2,704	$51	$247	$342	$3,344
Accounts receivable, net	8,591	28	2,110	922	11,651
Costs and accrued earnings on uncompleted contracts	—	—	211	—	211
Inventories, net	1,701	53	572	1,546	3,872
Prepaid and other assets	5,680	522	4,208	1,934	12,344
Property, Plant and Equipment, net	4,686	54	481	1,037	6,258

Assets held for sale	$23,362	$708	$7,829	$5,781	$37,680

Accounts payable	$4,209	$—	$681	$576	$5,466
Accrued liabilities	1,473	—	328	969	2,770
Deferred revenue	—	—	421	—	421
Customer deposits	52	—	309	—	361
Other liabilities	364	—	—	—	364
Long-term debt	418	—	262	—	680

Liabilities held for sale	$6,516	$—	$2,001	$1,545	$10,062

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — Continued

The following discloses the results of discontinued operations for the year ended December 31, 2007 and 2006:

	For the Year Ended December 31, 2007
		CMS Security
	The VSK Group	Systems	SeaSpace	Titan	Total

Revenues	$23,162	$149	$2,947	$5,107	$31,365
Income (loss) before taxes	3,361	(950)	(4,312)	(3,660)	(5,561)
Income (loss) from discontinued operations, net of tax	2,237	(950)	(4,313)	(3,665)	(6,691)
Gain on sale of subsidiaries, net of tax	29,314	—	—	—	29,314

Discontinued operations, net of tax	$31,551	$(950)	$(4,313)	$(3,665)	$22,623

	For the Year Ended December 31, 2006
		CMS Security
	The VSK Group	Systems	SeaSpace	Titan	Total

Revenues	$30,817	$313	$7,006	$3,535	$41,671
Income (loss) before taxes	4,316	(540)	(763)	(1,496)	1,517
Income (loss) from discontinued operations, net of tax	3,058	(540)	(740)	(1,496)	282
Gain on sale of subsidiaries, net of tax	—	—	—	—	—

Discontinued operations, net of tax	$3,058	$(540)	$(740)	$(1,496)	$282

NOTE X —	SUBSEQUENT EVENTS

The Company completed the sale of Titan on March 17, 2008 for $4,750. The effective date of the transaction was February 29, 2008.

In March 2008, the Company reached a tentative agreement to extend and expand the credit facility until November 30, 2008. This agreement would require a partial repayment of MECAR’s cash line in July 2008, as MECAR makes shipments on its current backlog. The finalization of the agreement is subject to local government support that will guarantee an additional portion of MECAR’s performance bonds and advance payment guarantees from April through November 2008. This additional guarantee will reduce the required restricted cash balances at MECAR and allow the company to fund MECAR through it critical working capital expansion period.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The Allied Defense Group, Inc.
(Parent Company)

BALANCE SHEETS
December 31,

	2007	2006
	(Thousands of dollars)

ASSETS
Cash and cash equivalents	$5,528	$3,938
Restricted cash	132	84
Investment in subsidiaries	78,736	48,620
Assets Held for Sale	2,548	27,618
Due from subsidiaries	—	8,825
Other	1,128	3,877

Total assets	$88,072	$92,962

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$4,026	$2,773
Due to subsidiaries	15,248	—
Income tax	103	102
Deferred compensation	201	186
Long term debt, less unamortized discount	3,264	6,455
Derivative instrument	183	1,192
Senior convertible notes	19,392	26,907

Total liabilities	42,417	37,615
STOCKHOLDERS’ EQUITY
Common stock	801	644
Capital in excess of par value	55,355	43,312
Retained earnings (deficit)	(27,909)	(6,631)
Accumulated other comprehensive income	17,408	18,022

	45,655	55,347

	$88,072	$92,962

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

The Allied Defense Group, Inc.
(Parent Company)

STATEMENTS OF OPERATIONS
Years ended December 31,

	2007	2006
	(Thousands of dollars)

Income
Intercompany management fees	$4,136	$4,285
Dividends from subsidiaries	—	550
Gain on fair value of Senior Notes and warrants	—	1,901
Other — net	178	246

	4,314	6,982
Costs and expenses
Administrative and other	21,766	15,810
Loss on fair value of Senior Notes and warrants	6,663	—

Loss before equity in operations of subsidiaries	(24,115)	(8,828)
Equity (loss) in continuing operations of subsidiaries, less dividends received	(19,785)	(32,569)

Loss from continuing operations before income taxes	(43,900)	(41,397)
Income taxes (benefit)	1	(18)
Equity (loss) from discontinued operations	22,623	282

NET LOSS	$(21,278)	$(41,097)

Earnings per common share
Basic and diluted
Net loss from continuing operations	$(6.06)	$(6.83)
Net earnings (loss) from discontinued operations	3.12	0.05

Total earnings (loss) per share — basic and diluted	$(2.94)	$(6.78)

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

The Allied Defense Group, Inc.
(Parent Company)

STATEMENTS OF CASH FLOWS

	2007	2006
	(Thousands of dollars)

Cash flows from operating activities
Net loss for the year	$(21,278)	$(41,097)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Equity in operations of subsidiaries	(2,838)	31,737
Dividend from subsidiary	—	550
Depreciation and amortization	384	193
Discontinued Operations	4,151	—
Loss on sale of fixed assets	3	—
Gain on sale of subsidiaries	(3,973)	—
Interest and penalties rolled into Notes	1,204	—
Amortization of debenture issue costs and conversion feature	3,742	1,765
Net loss (gain) related to fair value of notes and warrants	6,663	(1,901)
Common stock and stock option awards	1,229	1,255
Deferred director stock awards	(275)	164
Changes in assets and liabilities
Other assets	(112)	132
Due to subsidiaries	22,398	(5,627)
Accounts payable and accrued liabilities	1,248	(896)
Deferred compensation	15	27
Income taxes	1	(1)

Net cash provided by (used in) operating activities	12,562	(13,699)

Cash flows used in investing activities
Capital expenditures	(8)	(1,550)
Equity infusions in subsidiaries	(1,766)	(4,855)
Proceeds from sale of subsidiaries	1,067	—
Acquisitions	—	(473)

Net cash used in investing activities	(707)	(6,878)

Cash flows from financing activities
Proceeds from issuance of long-term debt	15,376	30,000
Debt issue costs	(1,707)	(1,908)
Principal payments on long-term obligations	(24,166)	(14,000)
Repayment on capital lease obligations	(14)	(8)
Proceeds from employee stock purchase plan	308	129
Proceeds from option exercises	—	429
Issuance of stock	—	6,684
Retirement of stock	(14)	(30)
Restricted cash	(48)	1,952

Net cash provided by (used in) financing activities	(10,265)	23,248

Net increase (decrease) in cash and equivalents	1,590	2,671
Cash and equivalents at beginning of year	3,938	1,267

Cash and equivalents at end of year	$5,528	$3,938

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$3,363	$3,843
Supplemental of Non-Cash Investing and Financing Activities:
Capital leases	$2	$24
Issuance of common stock in exchange of convertible notes	$9,544	$—
Interest and financing charges converted to debt principal	$1,580	$—
Conversion of notes	$1,407	$—
Warrants issued in conjunction with long term debt	$—	$2,387

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

The Allied Defense Group, Inc.

Years ended December 31, 2007 and 2006

		Additions
	Balance at	Charged to	Charged			Balance
	Beginning	Costs and	to Other			at End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(Thousands of dollars)

Year ended December 31, 2007
Estimated losses on contracts	$222	$1,680	$—	$—	(1)	$1,902

Allowance for doubtful receivables	$592	$302	$	$219	(2)	$675

Valuation allowance on inventory	$1,486	$1,499	$—	$458		$2,527

Valuation allowances on deferred tax assets	$33,324	$10,162	$—	$—	(3)	$43,486

Warranty reserve	$97	$—	$—	$2		$95

Year ended December 31, 2006
Estimated losses on contracts	$—	$222	$—	$—	(1)	$222

Allowance for doubtful receivables	$119	$551	$—	$78	(2)	$592

Valuation allowance on inventory	$1,103	$383	$—	$—		$1,486

Valuation allowances on deferred tax assets	$12,784	$20,540	$—	$—	(3)	$33,324

Warranty reserve	$91	$6	$—	$—		$97

(1)	Represents amount of reserve relieved through completion of contracts.

(2)	Represents write-off of receivables.

(3)	Represents amounts of valuation allowance relieved through use of deferred tax assets.

EXHIBIT INDEX

Number	Description of Exhibit	Page

21	List of Subsidiaries	E-2
23	Consent of Independent Registered Public Accounting Firm	E-3
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 24, 2008	E-4
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 24, 2008	E-5
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated March 24, 2008	E-6
10.29	Consolidated EBITDA	E-7

E-1