Form 10-Q
period 2008-03-31
ALLIED DEFENSE GROUP INC
filed 2008-05-13
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2008: 8,021,491.

THE ALLIED DEFENSE GROUP, INC.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	March 31,	December 31,
	2008	2007(a)

ASSETS
Current Assets
Cash and cash equivalents	$18,353	$21,750
Restricted cash	13,965	13,052
Accounts receivable, net	8,713	9,339
Costs and accrued earnings on uncompleted contracts	54,851	39,313
Inventories, net	29,745	24,706
Prepaid and other current assets	4,854	4,194
Assets held for sale	—	4,599

Total current assets	130,481	116,953

PROPERTY, PLANT AND EQUIPMENT, NET	25,682	25,059

Other Assets
Intangible assets, net	7,733	8,011
Goodwill	9,932	9,932
Other assets	429	296

Total other assets	18,094	18,239

TOTAL ASSETS	$174,257	$160,251

CURRENT LIABILITIES
Current maturities of senior secured convertible notes	$20,584	$13,610
Bank overdraft facility	11,645	7,239
Current maturities of long-term debt	9,950	4,133
Accounts payable	21,838	16,806
Accrued liabilities	19,005	15,871
Belgium social security	6,396	8,307
Customer deposits	25,374	26,835
Income taxes	4,066	3,680
Liabilities held for sale	—	2,051

Total current liabilities	118,858	98,532

LONG TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	9,458	9,439
Senior secured convertible notes, less current maturities	—	5,782
Derivative instrument	224	183
Other long-term liabilities	706	660

Total long-term obligations	10,388	16,064

TOTAL LIABILITIES	129,246	114,596

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 8,021,491 at March 31, 2008 and 8,013,161 at December 31, 2007	802	801
Capital in excess of par value	55,531	55,355
Retained deficit	(31,204)	(27,909)
Accumulated other comprehensive income	19,882	17,408

Total stockholders’ equity	45,011	45,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,257	$160,251

(a)	Condensed consolidated balance sheet as of December 31, 2007, has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended
	March 31,
	2008	2007

Revenue	$30,101	$9,439
Cost and expenses
Cost of sales	22,739	10,487
Selling and administrative	6,496	6,970
Research and development	1,087	666

Operating loss	(221)	(8,684)

Other income (expenses)
Interest income	168	262
Interest expense	(1,800)	(2,821)
Net loss on fair value of senior convertible notes and warrants	(1,233)	(3,374)
Other-net	(50)	20

	(2,915)	(5,913)

Loss from continuing operations before income taxes	(3,136)	(14,597)
Income tax expense	130	7

Loss from continuing operations	(3,266)	(14,604)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	113	—
Loss from discontinued operations	(142)	(3,250)

	(29)	(3,250)

NET LOSS	$(3,295)	$(17,854)

Loss per share — basic and diluted:
Net loss from continuing operations	$(0.41)	$(2.26)
Net loss from discontinued operations	(0.00)	(0.50)

Total loss per share — basic and diluted	$(0.41)	$(2.76)

Weighted average number of common shares:
Basic and Diluted	8,013,156	6,469,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital	Retained	Other	Total
	Stock, No		$.10	in Excess	Earnings	Comprehensive	Stockholders’
	Par Value	Shares	Par value	of Par value	(Deficit)	(Loss) Income	Equity

Balance at January 1, 2007	$—	6,440,944	$644	$43,312	$(6,631)	$18,022	$55,347
Common stock awards	—	59,986	6	710			716
Retired stocks	—	(1,668)	—	(14)	—	—	(14)
Employee stock purchase plan purchases	—	47,431	4	358	—	—	362
Common stock converted from Notes	—	150,500	15	1,392	—	—	1,407
Common stock issued to noteholders	—	1,288,000	129	9,415	—	—	9,544
Directors’ deferred stock compensation	—	—	—	(275)	—	—	(275)
Issue of stock options	—	—	—	216	—	—	216
Exercise of warrants		27,968	3	241	—	—	244
Comprehensive loss:
Net loss for the twelve months ended	—	—	—	—	(21,278)	—	(21,278)
Currency translation adjustment related to sale of The VSK Group	—	—	—	—	—	(4,491)	(4,491)
Currency translation adjustment						3,877	3,877

Total comprehensive loss							(21,892)

Balance at December 31, 2007	$—	8,013,161	$801	$55,355	$(27,909)	$17,408	$45,655
Common stock awards	—	(150)	—	95	—	—	95
Retired stocks	—	(1,351)	—	(9)	—	—	(9)
Employee stock purchase plan purchases	—	9,831	1	57	—	—	58
Issue of stock options	—	—	—	15	—	—	15
Directors’ deferred stock compensation	—	—	—	18	—	—	18
Comprehensive loss:
Net loss for the three months ended	—	—	—	—	(3,295)	—	(3,295)
Currency translation adjustment	—	—	—	—	—	2,474	2,474

Total comprehensive loss							(821)

Balance at March 31, 2008	$—	8,021,491	$802	$55,531	$(31,204)	$19,882	$45,011

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities
Net loss	$(3,295)	$(17,854)
Less: Gain on sale of subsidiaries	(113)	—
Discontinued operations, net of tax	142	3,250

Loss from continuing operations	(3,266)	(14,604)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	1,772	1,572
Amortization of debt discount and debt issue costs	29	153
Loss (gain) on sale of fixed assets	217	(12)
Net loss related to fair value of notes and warrants	1,233	3,374
Provision for estimated losses on contracts	(27)	138
Provision for warranty reserves, uncollectible accounts and inventory obsolescence	148	619
Common stock and stock option awards	119	564
Deferred director stock awards	18	(329)
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses
Restricted cash	19	(62)
Accounts receivable	1,081	2,453
Costs and accrued earnings on uncompleted contracts	(12,072)	(1,053)
Inventories	(3,519)	(1,197)
Prepaid and other current assets	(777)	158
Accounts payable and accrued liabilities	3,559	5,744
Deferred revenue	229	(1,465)
Customer deposits	(3,413)	(1,666)
Deferred compensation	13	(24)
Income taxes	128	(351)

Net cash used in operating activities — continuing operations	(14,509)	(5,988)
Net cash provided by operating activities — discontinued operations	—	1,928

Net cash used in operating activities	(14,509)	(4,060)

	Three Months Ended March 31,
	2008	2007

Cash flows from investing activities
Capital expenditures	(651)	(662)
Proceeds from sale of subsidiaries	2,433	—
Proceeds from sale of fixed assets	14	12

Net cash provided by (used in) investing activities — continuing operations	1,796	(650)
Net cash used in investing activities — discontinued operations	—	(450)

Net cash provided by (used in) investing activities	1,796	(1,100)

Cash flows from financing activities
Increase (decrease) in bank overdraft	3,678	(5,751)
Principal payments on long-term borrowing	—	(838)
Repayment on capital lease obligations	(296)	(539)
Net increase (decrease) in short-term borrowings	5,092	(525)
Proceeds from employee stock purchases	49	9
Retirement of stock	(9)	—

Net cash provided by (used in) financing activities — continuing operations	8,514	(7,644)
Net cash used in financing activities — discontinued operations	—	(20)

Net cash provided by (used in) financing activities	8,514	(7,664)

Net change in cash of discontinued operations	—	(54)
Effects of exchange rate on cash	802	(51)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,397)	(12,929)
Cash and cash equivalents at beginning of period	21,750	16,397

Cash and cash equivalents at end of period	$18,353	$3,468

Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$1,275	$1,806
Taxes	$37	$441
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital leases	$—	$2

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Thousands of Dollars)

NOTE 1 —	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Allied Defense Group Inc. (“Allied” or the “Company”), a Delaware corporation is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers leading edge products and services. These products and services are marketed to the ordnance and electronic security markets.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2007 Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K) for the period ending December 31, 2007.

As discussed in Note 15, the results of operations, financial position and cash flows of SeaSpace, The VSK Group and Titan Dynamics Systems, previously reported in the Other operating segment, the ES segment and the AWE segment, respectively, have been reported as discontinued operations for all periods presented. SeaSpace was sold by the Company in July 2007, The VSK Group in September 2007 and Titan in March 2008. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to the Company’s continuing operations.

Liquidity and Capital Resources

During 2007, the Company faced liquidity challenges mainly resulting from the reduction of revenues and significant operating losses at MECAR, financing costs associated with registration delay penalties and interest premiums paid to the holders of its Convertible Notes, legal and restructuring costs associated with alleged events of default with the Convertible Note holders and the issuance of new Convertible Notes in June and July 2007, operational restructuring activities at MECAR and NSM to reduce the fixed cost base of those operations, and the continuing use of cash at several of the Company’s smaller US-based subsidiaries.

In July 2007, MECAR received substantial replenishment contracts from several customers for approximately $170,000 with approximately half of that amount due to ship within the following twelve months which required a working capital investment in the second half of 2007. Further, MECAR has obtained substantial additional orders over the last eight months, including a multiyear contract for $43,500.

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

During 2007, as MECAR worked to secure its new multi-year sales contract and reduce its fixed cost base, MECAR was also working on restructuring its credit facility. MECAR has failed to be in compliance

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with annual covenant requirements for the facility at December 31, 2005, 2006 and 2007 although MECAR did obtain debt waivers for 2005 and 2006. MECAR and the banking group have agreed to a waiver for 2007. In April 2008, MECAR reached an agreement with its existing bank group regarding the credit facility. The agreement provided for an expansion of the total credit facility from approximately $67,703 (€42,850) to $72,088 (€45,625). The credit facility was restructured and the portion designated for tax prepayments was terminated. The agreement provides for a cash line of $16,116 (€10,200) and performance bond and advance payment guarantee line of $55,972 (€35,425). This agreement would require a partial repayment of MECAR’s cash line of $8,058 (€5,100) in July 2008 and the remainder to be repaid by November 30, 2008. The performance bond and advance payment guarantee line expires on December 31, 2008. In addition, in April 2008, MECAR’s bankgroup received local government support that will guarantee an additional portion of MECAR’s performance bonds and advance payment guarantees from May through November 2008. This additional guarantee will reduce the required restricted cash balances at MECAR and allow the Company to fund MECAR through its critical working capital expansion period. This agency began guaranteeing approximately 50% of MECAR’s new performance bonds and advance payment guarantees in July 2007. The Company’s cash projections for 2008 show that the Company, principally through MECAR, should be able to generate cash from operations in 2008.

In addition, as described in Note 7 of the condensed consolidated financial statements, the Company’s Convertible Notes have a put feature that allows the holders to put the notes back to the Company on December 26, 2008 and/or January 19, 2009 based on the date of issuance. As of April 2008, the principal outstanding balance of senior secured convertible notes was $19,876. The Company is currently evaluating strategic alternatives and may look to sell another of its subsidiaries to ensure it has the funds available to meet this put feature. The put feature requires the holders of the senior convertible notes to give at least 75 days notice of their intent to enforce this feature.

At March 31, 2008, the Company had $18,353 in cash on hand. For the three months ended March 31, 2008, the Company used $14,509 of cash for operating activities from continuing operations mainly related to increases in inventory and costs and accrued earnings or uncompleted contracts at MECAR as it began to perform on its substantial backlog. The Company does not anticipate continuing to use cash at this level for the remainder of 2008 as MECAR will increase its billings as the contracts in progress are shipped and generate cash on these collections beginning in the third and fourth quarter of 2008.

In general, the Company believes, that it has adequate cash sources to fund operations in 2008 based on its strong current backlog and its history of performing on a profitable basis when backlog is substantial. Unless the Company successfully divests of another of its subsidiaries or refinances the terms of the convertible note holders “put”, either with the existing note holders or with new investors, the Company will have insufficient cash available to fund operations into 2009. As noted above MECAR’s credit facility has been refinanced for 2008 borrowing requirements. In the third quarter of 2008, management will begin the process of securing a long-term credit facility solution for MECAR. Management believes, based on MECAR’s historic performance when it has substantial backlog as well as its operating performance from the fourth quarter of 2007 to current, that adequate opportunities will be available to find a long-term solution for MECAR’s credit needs.

While the Company is looking to secure long-term MECAR financing, there can be no assurance that:

•	The Company will be successful securing MECAR long-term financing.

•	The Company will be successful in taking necessary steps to be in a position to satisfy a potential “put” of its senior secured convertible notes which may be made in December 2008 or January 2009.

•	The Company will be successful in its restructuring and turnaround efforts at its subsidiaries.

•	The Company will be able to meet the financial debt covenants of its debt instruments.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has less than $500 of firm commitments for capital expenditures outstanding as of March 31, 2008. No additional capital commitments are necessary to support the Company’s 2008 revenue projections.

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

The unaudited condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries as follows:

•	ARC Europe, S.A. (“ARC Europe”), a Belgian company,

•	Allied Research Corporation Limited (“Limited”), an inactive United Kingdom company,

•	News/Sports Microwave Rental, Inc. (“NSM”), a California corporation,

•	Titan Dynamics Systems, Inc. (“Titan”), a Texas corporation (Discontinued Operation),

•	SeaSpace Corporation (“SeaSpace”), a California corporation (Discontinued Operation),

•	MECAR USA, Inc. (“MECAR USA”), a Delaware corporation,

•	Allied Technology, LLC (“Allied Technology”), a Maryland limited liability company (Discontinued Operation), and

•	Global Microwave Systems, Inc (GMS), a California corporation.

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

The Company operates in two primary operating segments, which are outlined below:

Ammunition & Weapons Effects.  This segment includes the Belgium subsidiary MECAR and the U.S. subsidiary MECAR USA. MECAR and MECAR USA focus on ammunition, light weapons and some pyrotechnic devices. Titan and Allied Technology were previously included in this segment. Titan designs, manufactures and sells an extensive line of battlefield effects simulators. Titan and Allied Technology were sold on March 17, 2008 and have been eliminated from all segment reporting.

Electronic Security.  This segment includes the operations of NSM and GMS. The Electronic Security (ES) segment provides products in the areas of security systems, surveillance and electronic data transmission. NSM designs, manufactures, distributes and services industrial and law enforcement security products and systems. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage. The VSK Group was previously included in this segment. The VSK Group designs, manufactures, sells and installs security systems for government and private industry. The VSK Group was sold in September 2007 and has been eliminated from all segment reporting.

Other.  This segment consisted solely of SeaSpace which provides products in the area of environmental monitoring. SeaSpace designs, manufactures, distributes and services weather and environmental satellite

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ground reception systems. SeaSpace was sold in July 2007 and has been eliminated from all segment reporting.

Allied, the parent company, provides management and business development services to its subsidiaries and has no operating activities. Significant intercompany transactions have been eliminated in consolidation.

NOTE 3 —	ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Accounts receivable at March 31, 2008 and December 31, 2007 are comprised as follows:

	March 31,	December 31,
	2008	2007

Direct and indirect receivables from governments	$5,964	$3,529
Commercial and other receivables	3,464	6,485

	9,428	10,014
Less:Allowance for doubtful receivables	(715)	(675)

	$8,713	$9,339

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

Costs and accrued earnings on uncompleted contracts totaled $54,851 and $39,313 at March 31, 2008 and December 31, 2007, respectively. Revenues recognized on the contracts in progress for the three months ended March 31, 2008 and 2007 were $26,786 and $7,956, respectively.

NOTE 4 —	INVENTORIES

Inventories at March 31, 2008 and December 31, 2007 are comprised as follows:

	March 31,	December 31,
	2008	2007

Raw materials	$14,962	$13,902
Work in process	15,735	11,582
Finished goods	1,865	1,749

	32,562	27,233
Less reserve for obsolescence	(2,817)	(2,527)

	$29,745	$24,706

NOTE 5 —	GOODWILL

The Company had goodwill of $9,932 at both March 31, 2008 and December 31, 2007. The goodwill is solely from the ES Segment and is comprised of $6,437 related to GMS and $3,495 related to NSM. As required by SFAS No. 142, the Company performs, at the component level of the segments, a review each year or earlier if an indicator of potential impairment of goodwill exists. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital. The estimates used are consistent with the plans and estimates that the Company uses

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to manage the underlying businesses. No impairment is recorded at either March 31, 2008 or December 31, 2007.

NOTE 6 —	BANK OVERDRAFT CREDIT FACILITY

MECAR is obligated under an agreement (the Agreement), modified in April 2008, with its foreign banking syndicate that provides credit facilities of up to €45,625 (approximately $72,088) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. The Agreement requires that MECAR maintain certain financial covenants. As of December 31, 2007, MECAR was not in compliance with the facility covenants due to violations of the financial performance covenants. In April 2008, MECAR obtained a waiver from the bank group for this 2007 noncompliance. In April 2008, the Company reached an agreement to extend and expand the credit facility until November 30, 2008. This agreement would require a partial repayment of MECAR’s cash line of $8,058 (€5,100) in July 2008 and the remainder to be repaid by November 30, 2008.

Effective July 1, 2007, a local Belgian regional agency began providing guarantees up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. In April 2008, MECAR’s bankgroup received additional temporary local support from the agency to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008. These additional guarantees will allow MECAR to reduce its restricted cash requirements by approximately $9,480 (€6,000) in the temporary period.

As of March 31, 2008 and December 31, 2007, guarantees and performance bonds of approximately $44,145 and $37,523, respectively, were outstanding. Advances for working capital provided for under the bank overdraft facility and notes payable, amounted to $11,645 and $7,239 at March 31, 2008 and December 31, 2007, respectively. In addition to the bank overdraft position, the cash line of the facility was also expanded by a note payable to the bank group that is more fully described in Note 7. Advances under the Agreement are secured by restricted cash of approximately $13,739 and $12,838, at March 31, 2008 and December 31, 2007, respectively. MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement is used to provide these financial guarantees and places restrictions on certain cash deposits and other liens on MECAR’s assets. In addition, certain customers make advance deposits and require MECAR’s bank to restrict up to forty percent of the advance deposit as collateral. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of all of MECAR’s assets. The credit facility agreement will expire on December 31, 2008.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	LONG-TERM OBLIGATIONS

Long-term obligations as of March 31, 2008 and December 31, 2007 consist of the following:

	March 31,	December 31,
	2008	2007

Fair value of Senior secured convertible notes	$20,584	$19,392
Note related to GMS acquisition, less unamortized discount	3,282	3,252
SOGEPA loan	9,480	8,837
Bank note payable	5,372	—
Capital leases and other	1,274	1,483

Total long-term debt	39,992	32,964
Less current maturities	(30,534)	(17,743)

Long-term debt, less current maturities and unamortized discount	$9,458	$15,221

On March 9, 2006, the Company entered into a Securities Purchase Agreement with four purchasers for the private placement of senior subordinated convertible notes (the “Initial Notes”) in the principal amount of $30,000 and related warrants to purchase common stock of the Company (the “2006 Transactions”). In connection with the 2006 Transactions, the Company entered into a Registration Rights Agreement with the purchasers to file a registration statement to cover the resale of the common stock related to the Notes and warrants.

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

Senior secured convertible notes.  The Company entered into the Amendment Agreement with each purchaser whereby the Company exchanged the Initial Notes in the principal amount of $30,000 and $1,204 of unpaid and accrued interest and penalties for Senior Secured Convertible Notes (the “Amended Notes”) in the

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of $27,204 and 1,288,000 shares of the Company’s common stock (“Exchange Transaction”). In addition, the Amendment Agreement provided for the issuance of an additional $15,376 of Senior Secured Convertible Notes (the “New Notes”). On June 26, 2007, the Company closed on its first phase of the financing whereby it executed the Exchange Transaction and issued $5,376 of New Notes (“First Closing”). On July 19, 2007, mainly as a result of the announcement of a significant new sales contract by MECAR on July 11, 2007, the Company closed on the second phase of financing whereby it issued an additional $10,000 of New Notes (“Second Closing”).

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

In connection with the Amendment Agreement, the Company incurred debt issue costs of $1,707 of which $1,306 was paid and the remaining $401 was included in the principal of the New Notes. These debt issue costs were expensed immediately upon execution of the Amendment Agreement as interest expense. The Amended and New Notes, the “Notes”, mature on June 26, 2010, subject to the right of the purchasers to demand payment eighteen months after closing (this means December 26, 2008 for the notes issued on June 26, 2007 and January 19, 2009 for the notes issued on July 19, 2007). The Notes accrue interest at 8.95%, with accrued interest payable quarterly in arrears. The Company has the option to convert interest through December 31, 2007 to debt principal; thereafter, all interest must be paid in cash or in shares of the Company’s common stock. The Notes are convertible into shares of the Company’s common stock at the conversion price of $9.35 per share, subject to certain standard anti-dilution provisions and an adjustment for stock splits. Upon a change of control, as defined in the Notes or in the event the Company sells both its MECAR S.A. and The VSK Group subsidiaries, the holders will have certain redemption rights.

The Notes are secured by a first lien on all assets of the Company and its domestic subsidiaries; a pledge of the stock of the Company’s domestic subsidiaries; and a pledge of 65% of the stock of certain of the Company’s foreign subsidiaries. The Company is required to comply with certain financial covenants based on the Company’s financial performance commencing with the Company’s financial performance for the third quarter of 2007 and is limited in its ability to incur any additional indebtedness. In addition, the Notes contain cross-default provisions. Such provisions specifically exclude the Company’s current non-compliance of MECAR’s credit facility covenants.

In connection with the Amendment Agreement, the Company also entered into an Amended and Restated Registration Rights Agreement which required the Company to have an effective registration statement with the SEC for the resale of the common stock underlying the convertible notes within 365 days of initial closing of the Amendment Agreement or June 26, 2008 (“the Effectiveness Deadline”). The Amended Registration Rights Agreement provided for additional interest and penalties in the event the Company failed to have the registration statement effective within the required time frame. On January 1, 2007, the Company adopted FSP 00-19-2 Accounting for Registration Payment Arrangements. Prior to adopting FSP 00-19-2, the Company’s policy was to accrue liquidated damages when incurred. In accordance with FSP 00-19-2, the Company accrued for interest penalties under FAS 5 Accounting for Contingencies when probable and estimable. At January 1, 2007, liquidated damages under the Initial Note Registration Rights Agreement were not probable or estimable. As of December 31, 2007, the Company did not believe that such liquidated damages under the Amended and Restated Registration Rights Agreement are probable or estimable and, as such, no accrual was made. Effective February 15, 2008, the Securities and Exchange Commission issued new

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provisions with regards to Rule 144. These provisions allowed a non-affiliate to resell restricted securities such as the securities underlying the Notes after a six-monthly holding period as long as the Company was current in its SEC filings or after a one year holding period without any restrictions. The Company has reached an agreement with the holders of the Notes to suspend its efforts to register the securities that were required to be registered pursuant to the Amended and Restated Registration Rights Agreements. The Company was no longer subject to these liquidating damages as provided in the Amended and Restated Registration Rights Agreements.

The Company determined that the Notes are hybrid instruments that could be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods.

The Company determined the fair value of the Notes at March 31, 2008 and December 31, 2007 was as follows:

	March 31,	December 31,
	2008	2007

Amended Notes	$13,936	$13,134
First Closing of New Notes	505	476
Second Closing of New Notes	6,143	5,782

	$20,584	$19,392

For the three months ended March 31, 2008, a loss related to the calculated fair values of the Amended Notes, First Closing and Second Closing of New Notes as compared to the respective fair values at December 31, 2007 was $1,192. For the three months ended March 31, 2007, a loss related to the calculated fair values of the Initial Notes and warrants as compared to the fair values at December 31, 2006 was $3,374.

The face value of the amount owed on the Notes as of March 31, 2008 and December 31, 2007 was as follows:

Amount

Amended Notes	$13,763
First Closing of New Notes	499
Second Closing of New Notes	6,095

$20,357

Warrants  On March 6, 2006, in conjunction with the issuance of the Initial Notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with EITF 00-19, Accounting for Derivative Instruments Index to, and Potentially Settled in, a Company’s Own Stock, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as liabilities and are being recorded and carried at the fair value of the instrument. At March 31, 2008 and December 31, 2007, the Company determined the fair value of the warrants was $224 and $183, respectively. For the three months ended March 31. 2008, the Company recorded a loss related to the calculated fair value adjustment of the warrants of $41 as compared to the calculated fair value of the warrants at December 31, 2007.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loan for Global Microwave Systems acquisition.  On November 1, 2005, the Company entered into a $6,700 loan to fund the acquisition of GMS with the prior owner of GMS. There are no significant covenants. The loan was originally payable in installments over three years bearing interest at the rate of 7.5% per year payable quarterly. On October 11, 2006, the loan was amended to defer the first installment of principal payment of $1,675 from November 1, 2006 to January 31, 2007. The Company repaid one half of the first installment of $1,675 or $838 in February 2007. On February 12, 2007, the loan was further amended to defer, until the earlier of MECAR’s receipt of a down payment on its impending contract or July 1, 2007 (“Deferral Period”), one half of the first installment payment which was due on January 31, 2007. In July 2007, the Company paid the second half of the first installment of $838. During the term of the Deferral Period, the interest rate on the entire loan was increased to 9% per year and an additional $20 per full or partial month during the Deferral Period of interest was due. The Company evaluated both amendments pursuant to the terms of EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments and concluded that neither met the definition of a substantially different debt modification. Therefore, no gain or loss was recorded as a result of either modification. For the three months ended March 31, 2007, the Company incurred additional interest of $40 for the Deferral Period. On October 31, 2007, the Company repaid the scheduled principal due amount of $1,675. The outstanding balance of the loan was $3,350 at both March 31, 2008 and December 31, 2007. The unamortized discount of the note was $68 and $98 at March 31, 2008 and December 31, 2007, respectively.

SOGEPA Loan.  On December 20, 2007, MECAR entered into a €6,000 (approximately $9,480) loan agreement with the Société Wallonne de Gestion et de Participations (“SOGEPA”), a local Belgian regional agency to provide MECAR with a working capital line of credit. The loan matures on December 20, 2012 and accrues interest at 4.95% per year. Quarterly interest payments are due during the first year of the loan, with quarterly principal and interest payments due thereafter. The loan is secured by a mortgage covering property owned by MECAR. As part of the loan, MECAR is required to maintain certain capital requirements as defined in the loan agreement. MECAR paid debt issues costs of $141 in connection with the loan which is being amortized over the term of the loan. The unamortized debt issue cost was $144 and $141 at March 31, 2008 and December 31, 2007, respectively. The outstanding balance due on the loan was $9,480 and $8,837 at March 31, 2008 and December 31, 2007, respectively.

Bank note payable.  At March 31, 2008 MECAR borrowed $5,372 and issued a note to MECAR’s bank group in lieu of borrowing under revolving overdraft portions of the cash facility.

Capital lease and other.  The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 2.92% to 10.99% and mature at various dates through 2010. In addition, NSM had a note for a vehicle of $2 and $4 at March 31, 2008 and December 31, 2007, respectively.

Other than as disclosed above with regard to the Notes, no other debt classified as long-term contain cross-default provisions.

NOTE 8 —	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements. The SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred until the first quarter of 2009 in accordance with Financial Accounting Board Staff Position FSP 157-2. The adoption of SFAS 157 did not have a material impact on our results of operations, financial position or cash flows.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS No. 157, the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations about those future amounts.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities

•	Level 2 — Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and amounts derived from valuation models where all significant inputs are observable in active markets

•	Level 3 — Unobservable inputs that reflect management’s assumptions

For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at March 31, 2008:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets or	Observable	Unobservable
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total

Liabilities
Senior secured convertible notes	$—	$20,584	$—	$20,584
Derivative instrument	—	224	—	224

	$—	$20,808	$—	$20,808

The fair values of the Company’s senior secured convertible notes and warrants disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets. The Company has determined such inputs to be a Level 2 measurement as defined previously.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 9 —	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes potential common shares and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share includes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2008 and 2007, respectively:

	Three Months Ended March 31,
	2008	2007

Net loss from continuing operations	$(3,266)	$(14,604)
Net loss from discontinued operations	(29)	(3,250)

Net loss	$(3,295)	$(17,854)

Weighted average number of basic and diluted shares	8,013,156	6,469,969
Basic and diluted net loss per share from continuing operations	$(0.41)	$(2.26)
Basic and diluted net earnings per share from discontinued operations	(0.00)	(0.50)

Total	$(0.41)	$(2.76)

At March 31, 2008, the Company has excluded convertible notes and warrants of 2,177,176 and 411,593, respectively, since their effect would be anti-dilutive. For the three months ended March 31, 2007, convertible notes, stock options and warrants of 1,160,548, 43,215, and 302,316, respectively were excluded from the calculation of earnings per share since their effect would be anti-dilutive.

NOTE 10 —	COMPREHENSIVE LOSS

A summary of the components of Comprehensive Loss for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended March 31,
	2008	2007

Net loss	$(3,295)	$(17,854)
Currency Translation Adjustment	2,474	741

Comprehensive loss	$(821)	$(17,113)

The currency translation adjustment for the three months ended March 31, 2008 and 2007 resulted from the 14% change in the value of the Euro during the respective periods.

NOTE 11 —	SHARE- BASED COMPENSATION

Total share-based compensation was $182 (including outside directors compensation of $63) and $262 (including outside directors compensation of $74) for the three months ended March 31, 2008 and 2007, respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.

During the three months ended March 31, 2008, the Company granted options to purchase 20,000 shares of its common stock. No restricted shares of its common stock were granted during the three months ended March 31, 2008. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the date of grant during the

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

three months ended March 31, 2008 were $2.67. The weighted average assumptions used in the model for the three months ended March 31, 2008 were as follows:

Three Months Ended
March 31,
2008

Risk free interest rate	1.53%
Expected volatility rate	92.11%
Expected life — year	1
Dividend yield	—

The risk free interest rate is equal to the U.S. Treasury Bill rate for the auction closest to period end. The expected volatility is calculated from the Company’s daily closing stock price starting with the options grant date and going back one year. The expected life in years is the vesting period of the stock options based on general Company experience that the options will be exercised upon vesting.

During the three months ended March 31, 2007, the Company granted no options but did grant 4,750 nonvested restricted shares of its common stock. In addition, 18,881 shares were issued to three directors who retired from the Company’s Board of Directors in February 2007 in settlement of the deferred compensation obligations to these directors.

NOTE 12 —	INDUSTRY SEGMENTS

	Three Months Ended
	March 31,
	2008	2007

Revenues from external customers
Ammunitions & Weapons Effects	$26,795	$5,204
Electronic Security	3,306	4,235

	$30,101	$9,439

Segment profit (loss) before provision for income taxes
Ammunitions & Weapons Effects	$1,408	$(7,287)
Electronic Security	(846)	(355)
Corporate	(3,698)	(6,955)

	$(3,136)	$(14,597)

NOTE 13 —	PROVISION FOR TAXES

As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2008 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2008 and 2007. For the three months ending March 31, 2008 and 2007, the Company’s consolidated annualized effective tax rate was 4% and 0%, respectively.

The Company adopted FIN 48 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operations due to the adoption of FIN 48.

As of January 1, 2007 and March 31, 2008, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method for financial reporting purposes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48. For each of the three months ended March 31, 2008 and 2007, there was no interest or penalties recorded or included in tax expense.

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

Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with SFAS No. 109 Accounting for Income Taxes. At December 31, 2007, the Company had US net operating loss carryforwards of $51,036, which will begin to expire in 2010 and foreign NOLs of approximately $79,947, which may be carried forward indefinitely. A portion of the U.S. net operating loss carryforwards are subject to limitations on the amount that can be utilized each year. The Company had foreign tax credits and alternative minimum tax credits of approximately $2,290 and $458, respectively, at December 31, 2007. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credits do not expire.

See Note 14 — Commitments and Contingencies for disclosure on Belgian tax contingency.

NOTE 14 —	COMMITMENTS AND CONTINGENCIES

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

Indemnification Provisions.

On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,541 in net proceeds. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sale. Theses indemnification provisions have been capped at $1,000. At March 31, 2008, no amount has been accrued related to this indemnification as a liability is not deemed probable.

On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price adjustment to be determined following closing. On September 18, 2007, the Company completed the sale. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. An escrow amount of approximately $2,741 was established to satisfy any such claims. The terms of the escrow agreement provide that a portion of the remaining escrow balance in excess of $1,767 will be released on April 1, 2009 with the entire remaining balance released December 31, 2012. At March 31, 2008, the Company has fully reserved the escrow balance as it is uncertain as to the nature and timing of potential future claims, if any. Total indemnification provisions have been capped at $7,900.

In conjunction with the sale of The VSK Group, and pursuant to the terms of employment agreements with The VSK Group’s management team, the Company committed to pay approximately $1,767 (€1,200) as a retention bonus. Of this total retention amount, approximately $674 (€492) was paid in October 2007 and the remainder is subject to the escrow agreement terms.

On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. The Company completed the sale of Titan on March 17, 2008. The Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for losses, liabilities, damages or expenses arising for any breach of covenants, representation or warranties; income tax liabilities existing prior to closing; and violations of environmental laws. The indemnification amount can be as much as the purchase price for certain covenants but generally are capped at $950. At March 31, 2008, no amount has been accrued related to this indemnification as a liability is not deemed probable.

Tax Litigation

As part of its 2004 tax audit with the Belgian tax authorities, the Company recorded a liability of $3,810 and $3,552 at March 31, 2008 and December 31, 2007, respectively, related to tax due on unrealized/realized foreign currency gains as well as associated interest and penalties. The Company is currently negotiating in the Belgian tax court for a workable repayment arrangement to resolve the liability due.

Social Security Litigation

As of March 31, 2008, MECAR had not paid all its Belgian social security payments related to the first, second and fourth quarters of 2007. Accordingly, the Company has accrued $4,421 and $2,184 at March 31, 2008 and December 31, 2007, respectively, related to past due social security payments which includes associated interest and penalties of $296 and $276, respectively. As of March 31, 2008, MECAR accrued an additional $1,975 for social security payments related to the first quarter of 2008. MECAR has agreed to a payment plan approved by the local authorities and expects to have repaid the entire past due balance within the next twelve months. Mecar began making its payments in 2008 and through April has paid approximately $3,600 in social security payments ($1,728, net of foreign exchange gain of $28, for the first and third quarters of 2007 and $1,872, net of foreign exchange gain of $103, for the first quarter of 2008).

NOTE 15 —	DISCONTINUED OPERATIONS

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

Titan Dynamics Systems, Inc.

On October 22, 2007, the Company committed to a formal plan to sell Titan, which has been previously reported in the Ammunitions & Weapons Effects segment, as part of management’s continuing plan to dispose of certain non-strategic assets of the Company. At September 30, 2007, the Company recorded a loss of $1,395 write down of Titan’s assets to fair value less costs to sell based on a nonbinding offer received from a potential buyer during the fourth quarter of 2007. On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. An additional loss of $1,300 was recorded to reflect additional costs to sell including a separation agreement with a former Titan employee as well as additional funding provided up to the date of sale. The loss accrual reflects the write-off of Titan’s intangible assets including goodwill. The transaction closed on March 17, 2008 and generated proceeds of $2,433, net of costs to sell of $2,317. The Company did not record a significant tax expense or benefit from this transaction.

At March 31, 2008, there were no assets or liabilities held for sale for The VSK Group, SeaSpace, CMS, or Titan as The VSK Group, SeaSpace and Titan sale transactions had been completed and CMS was fully written off in the quarter ended September 30, 2007.

At December 31, 2007, only the assets and liabilities of Titan were classified as held for sale. The following is a summary of Titan’s assets and liabilities at December 31, 2007:

December 31, 2007
Titan

Cash	$74
Accounts receivable, net	714
Inventories, net	2,219
Other assets	1,592

Assets held for sale	$4,599

Accounts payable	$883
Accrued liabilities	241
Customer deposits	922
Other liabilities	5

Liabilities held for sale	$2,051

The following discloses the results of discontinued operations for the three months ended March 31, 2008 for Titan:

Titan

Revenues	$668
Income (loss) before taxes	(142)
Income (loss) from discontinued operations, net of tax	(142)

Discontinued operations, net of tax	$(142)

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following discloses the results of discontinued operations for the three months ended March 31, 2007:

	For the Three Months Ended March 31, 2007
	The VSK	CMS Security
	Group	Systems	SeaSpace	Titan	Total

Revenues	$7,833	$45	$2,058	$2,276	$12,212
Income (loss) before taxes	745	(153)	(3,609)	55	(2,962)
Income (loss) from discontinued operations, net of tax	463	(153)	(3,610)	50	(3,250)

Discontinued operations, net of tax	$463	$(153)	$(3,610)	$50	$(3,250)

NOTE 16 —	SUBSEQUENT EVENTS

On March 17, 2008, the Company sold its wholly owned subsidiary, Titan Dynamics Systems, Inc., for net cash proceeds of $2,433. Pursuant to the terms of the Amendment Agreement, each of the purchasers of the Senior Secured Convertible Notes were offered the opportunity to have the Company redeem up to $1,007 of the Notes. Two of the purchasers elected to receive $481 of these net proceeds, thereby reducing the Company’s debt and the potential number of common shares the Company may have to issue upon conversion of the Notes. On April 2, 2008, these redemption amounts were paid to two of the note holders.

The Allied Defense Group, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2008
(Thousands of Dollars)
(Unaudited)

Overview

Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers’ leading edge products and services. The Company has two main reporting segments, the Ammunition & Weapons Effects (AWE) segment and the Electronic Security (ES) segment. In addition, the Company had a third, Other segment, that solely consisted of the Company’s SeaSpace subsidiary. In July 2007, September 2007 and March 2008, the Company sold SeaSpace, The VSK Group, and Titan, respectively. Accordingly, the results of operations, financial position and cash flows of SeaSpace, The VSK Group and Titan, have been reported as discontinued operations for all periods presented and are eliminated from the segment discussion provided below. Headquarters expenses are reported separately on the segment reporting schedules.

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

Liquidity and Capital Resources

As described in the Company’s Form 10-K filed for December 31, 2007, the Company encountered serious liquidity difficulties in 2006 and 2007. The liquidity position improved markedly in the third and fourth quarters of 2007, but the Company anticipated some liquidity challenges in the first half of 2008 as MECAR began to perform on its increased backlog. As described below, in April 2008, MECAR signed an agreement with the lenders in its credit facility to finance MECAR until November 30, 2008 for the cash line and until December 31, 2008 for MECAR’s performance bond and advance payment guarantee line. Management believes that this short-term financing agreement will allow MECAR the opportunity to refinance on a permanent basis once it has had more time to perform and generate cash based on the current backlog. Further, the Company will consider its options (including raising additional capital or the disposition of another subsidiary) to be in a position to satisfy a potential “put” of its senior secured convertible notes which may be made in December 2008 and/or January 2009, as discussed below.

During 2007, as MECAR worked to secure its new multi-year sales contract and reduce its fixed cost base, MECAR was also working on restructuring its credit facility. MECAR has failed to be in compliance with annual covenant requirements for the facility at December 31, 2005, 2006 and 2007 although MECAR did obtain debt waivers for 2005 and 2006. MECAR and the banking group have agreed to a waiver for 2007. In April 2008, MECAR reached an agreement with its existing bank group regarding the credit facility. The agreement provided for an expansion of total credit facility from approximately $67,703 (€42,850) to $72,088 (€45,625). The credit facility was restructured and the portion designated for tax prepayments was terminated. The agreement provides for a cash line of $16,116 (€10,200) and performance bond and advance payment guarantee line of $55,972 (€35,425). This agreement would require a partial repayment of MECAR’s cash line of $8,058 (€5,100) in July 2008 and the remainder to be repaid by November 30, 2008. The performance bond and advance payment guarantee line expires on December 31, 2008. In addition, in April 2008, MECAR received local government support that will guarantee an additional portion of MECAR’s performance bonds and advance payment guarantees from May through November 2008. This additional guarantee will reduce the required restricted cash balances at MECAR and allow the company to fund MECAR through it critical working capital expansion period. This agency began guaranteeing approximately 50% of MECAR’s new performance bonds and advance payment guarantees in July 2007.

MECAR has begun to work on the substantial backlog it accumulated in the second half of 2007. Further, MECAR has obtained substantial additional orders during the last part of 2007 and early 2008, including a multiyear contract for $43,500. MECAR expects to make substantial shipments in the second and third quarters of 2008 and payment for these shipments will not be received until the third and fourth quarters of 2008. Based on the timing of purchases and the building of inventory, cash availability is expected to be at its lowest point in June and July of 2008. MECAR is making all necessary arrangements to manage its cash flow during these time periods. The Company’s cash projections for 2008 show that the Company, principally through MECAR, should be able to generate cash from operations in 2008.

In addition, as described in Note 7 of the condensed consolidated financial statements, the Company’s Convertible Notes have a put feature that allows the holders to put the notes back to the Company on December 26, 2008, in the amount of $13,610, and/or January 19, 2009, in the amount of $5,782, based on the date of issuance. As of April 2008, the principal amount of the senior secured convertible notes has been reduced to $19,876. The Company is currently evaluating strategic alternatives and may look to sell another of its subsidiaries to ensure it has the funds available to meet this put feature. The put feature requires the holders of the senior convertible notes to give at least 75 days notice of their intent to enforce this feature.

At March 31, 2008, the Company had $18,353 in cash on hand. For the three months ended March 31, 2008, the Company used $14,509 of cash for operating activities from continuing operations as it began to perform on its substantial backlog. The Company does not anticipate continuing to use cash at this level in 2008 as the backlog at MECAR should be converted to cash beginning in the third and fourth quarter of 2008.

In general, the Company believes, that it has adequate cash sources to fund operations in 2008 based on its strong current backlog and its history of performing on a profitable basis when backlog is substantial. Unless the Company successfully divests of another of its subsidiaries or refinances the terms of the convertible note holders “put”, either with the existing note holders or with new investors, the Company will have insufficient cash available to fund operations into 2009. As noted above, MECAR’s credit facility has been refinanced for 2008 borrowing requirements. In the third quarter of 2008, management will begin the process of securing a long-term credit facility solution for MECAR. Management believes, based on MECAR’s historic performance when it has substantial backlog as well as its operating performance from the fourth quarter of 2007 to current, that adequate opportunities will be available to find a long-term solution for MECAR’s credit needs.

While the Company is looking to secure long-term MECAR financing, there can be no assurance that:

•	The Company will be successful securing MECAR long-term financing.

•	The Company will be successful in taking necessary steps to be in a position to satisfy a potential “put” of its senior secured convertible notes which may be made in December 2008 and/or January 2009.

•	The Company will be successful in its restructuring and turnaround efforts at its subsidiaries.

•	The Company will be able to meet the financial debt covenants of its debt instruments.

The Company has less than $500 of firm commitments for capital expenditures outstanding as of March 31, 2008. No additional capital commitments are necessary to support the Company’s 2008 revenue projections.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Allied had a net loss of $3,295 for the three months ended March 31, 2008 as compared to a net loss of $17,854 for the comparable period in 2007. The 2008 results were favorably impacted by MECAR’s receipt of several new large orders with various clients in Europe, North America and other export markets awarded in 2007 and the Company’s improved management of general and administrative costs in current period as compared to prior comparable period in 2007.

The net loss from continuing operations before income taxes was $3,136 for the three months ended March 31, 2008 as compared to $14,597 for the comparable period in 2007. The decreased loss from continuing operations before income taxes in 2008 resulted from improved operating performance mainly at MECAR and reduced restructuring and refinancing activities and interest expenses associated with the Company in 2007. In addition, the net loss on the fair value of senior convertible notes and warrants was $3,374 in 2007 as compared to $1,233 in the current period.

In July 2007, MECAR announced that it had successfully negotiated several new orders with various clients in Asia, Europe, North America and other export markets, with a total expected value exceeding $170,000 over a three year period. Of the $170,000, the subsidiary has already received firm contracts totaling more than $100,000 for delivery during 2007 and 2008. The Company expects MECAR to receive a second tranche of these contracts of approximately $70,000 by mid 2008. In addition in February 2008, the Company announced the award of an additional multi-year contract at MECAR for $43,500. The backlog at MECAR USA has grown to $14,627 at March 31, 2008, driven in part by new pass-through contracts. On a consolidated basis, the Company had firm committed backlog of $161,227 and additional unfunded backlog of $89,160 at March 31, 2008.

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

The Company’s results were significantly affected by the foreign exchange impact on the operations of the Company’s Euro-based business units. All Euro-based results of operations were converted at the average 2008 and 2007 exchange rates of 1.498 and 1.310, U.S. Dollar to 1 Euro, respectively.

The table below shows, for the three months ended March 31, 2008 and 2007, certain items from Allied’s condensed consolidated statements of operations expressed as a percentage of revenue:

	Three Months Ended March 31,
	2008		2007
	Amount	%	Amount	%

Revenue	$30,101	100.0%	$9,439	100.0%
Cost and expenses
Cost of sales	22,739	75.5	10,487	111.0
Selling and administrative	6,496	21.6	6,970	73.8
Research and development	1,087	3.6	666	7.1

Operating loss	(221)	(0.7)	(8,684)	(91.9)
Other income (expense)
Interest income	168	0.6	262	2.8
Interest expense	(1,800)	(6.0)	(2,821)	(29.9)
Gain (loss) from fair value of notes and warrants	(1,233)	(4.1)	(3,374)	(35.7)
Other — net	(50)	(0.2)	20	0.0

Loss from continuing opertions before income taxes	(3,136)	(10.4)	(14,597)	(154.7)
Income tax expense (benefit)	130	0.4	7	0.0

Net loss from continuing operations, net of tax	(3,266)	(10.8)	(14,604)	(154.7)
Gain on sale of subsidiaries, net of tax	113	0.4	—	0.0
Loss from discontinued operations, net of tax	(142)	(0.5)	(3,250)	(34.4)

Loss from discontinued operations, net of tax	(29)	(0.1)	(3,250)	(34.4)

Net Loss	$(3,295)	(10.9)%	$(17,854)	(189.1)%

Revenue.  Allied had revenue of $30,101 in the three months ended March 31, 2008, which was 219% higher than its revenue in the same period of 2007.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		Percentage		Percentage
	Amount	of total	Amount	of total

Ammunitions & Weapons Effects	$26,795	89%	$5,204	55%
Electronic Security	3,306	11	4,235	45

Total	$30,101	100%	$9,439	100%

The Ammunition & Weapons Effects (AWE) segment revenue for the three months ended March 31, 2008 increased $21,591 (415%) from the prior period mainly due to a higher volume of MECAR contracts in process resulting from MECAR’s receipt of several new large orders with various clients in Europe, North America and other export markets awarded in July 2007. AWE segment revenues for the three months ended March 31, 2008 included $25,687 of revenues from MECAR and $1,108 of revenues from MECAR USA as compared to $5,098 of revenues from MECAR and $106 of revenues from MECAR USA in the prior period. The 2008 revenue for MECAR USA has increased based on a receipt of several new pass through contracts in 2008. Based on a constant 2007 currency exchange rate for the period, the increase in the three month period for MECAR would have been $17,376 (341%) as compared to an actual increase of $20,589 (404%) from 2007 levels.

Revenue for the Electronic Security (ES) segment for the three months ended March 31, 2008 decreased $929 (22%) from the prior comparable period of 2007. Revenue for the three months ended March 31, 2008 included $1,972 of revenue at GMS and $1,334 of revenues at NSM as compared to $1,482 of revenues at

GMS and $2,753 of revenues at NSM in the prior period. The 2008 revenue for GMS was up by $490 for the three months ended March 31, 2008 from the prior comparable period as a result of the introduction of a number of new products and applications by GMS in late 2007. The decline of $1,419 in NSM revenue was primarily due to a lag in follow-on contracts with NSM’s largest customer, the U.S Army, in the three months ended March 31, 2008. NSM received one-half of an expected contract of approximately $1,300 from one of its larger customers in April 2008.

Cost of Sales.  Cost of sales, as a percentage of revenue, for the three months ended March 31, 2008 was 76% compared with 111% for the same period in 2007. Gross profit (loss), as a percentage of revenues, was 24% and (11)% for the three months ended March 31, 2008 and 2007, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		Percentage of		Percentage of
	Amount	Segment Revenue	Amount	Segment Revenue

Ammunitions & Weapons Effects	$20,988	78%	$8,306	160%
Electronic Security	1,751	53	2,181	51

Total	$22,739	76%	$10,487	111%

Cost of sales for the AWE segment was $20,988 (78% of segment revenue) in 2008 as compared to $8,306 (160% of segment revenue) in 2007. The change in cost of sales for the three months ended March 31, 2008 resulted primarily from higher sales activity at MECAR. In 2007, MECAR’s cost of sales exceeded revenues as a result of a low level of revenues on MECAR’s fixed cost structure. Although MECAR had been effective in temporarily idling much of its workforce through agreements entered into with its labor unions to reduce its fixed cost structure during periods of low sales, the reductions were not sufficient to offset the reduced revenues for the three months ended March 31, 2007. Gross profit for the AWE segment was $5,807 (22% of segment revenue) in 2008 as compared to a gross loss of $3,102 (60% of segment revenue) in the prior period. Gross profit for the three months ended March 31, 2008 consisted of $5,698 from MECAR and $109 from MECAR USA, as compared to a gross loss of $2,995 from MECAR and a gross loss of $107 from MECAR USA in the prior period. In constant U.S Dollars, based on 2007 currency exchange rates, MECAR would have reported a gross profit of $4,985 rather than the reported gross profit of $5,698, which would have been a decrease of $713 in gross profit as a result of exchange rates.

Cost of sales for the ES segment was $1,751 (53% of segment revenue) in 2008 as compared to $2,181 (51% of segment revenue) in 2007. Gross profit for the ES segment was $1,555 (47% of segment revenue) in 2008 as compared to $2,054 (49% of segment revenue) in 2007. Gross profit for the three months ended March 31, 2008 consisted of $1,146 from GMS and $409 from NSM as compared to the gross profit of $971 from GMS and $1,083 from NSM in the prior period. The decline of the ES segment profit in 2008 was a result of a relatively high level of fixed production costs at NSM with lower sales volume. The gross margin on GMS’ products is typically more favorable than NSM’s margins as GMS production is manufacturing of a niche product and less system integration manufacturing than NSM.

Overall, many of the Company’s segments operate within a relatively fixed cost environment. Lower sales activities, below these fixed costs levels, can have an unfavorable impact on profitability. The Company is focused on reducing these breakeven points wherever it can — on both a tactical and strategic level. The Company is also investing in business development and sales and marketing programs to ensure sales stay above break-even levels.

Selling and Administrative Expenses.  Selling and Administrative (SA) expenses as a percentage of revenue were 22% and 74% for the three months ended March 31, 2008 and 2007, respectively. SA expenses for the three ended March 31, 2008 consisted of $2,794 from the AWE segment, $1,524 from the ES segment and $2,178 from the Corporate segment as compared to expenses of $2,587 from the AWE segment, $1,485 from the ES segment and $2,898 from the Corporate segment in the prior period.

The increase of $207 in the AWE segment was due to a higher level of spending in professional services for restructuring the credit facility in the current period. SA remained consistent in the ES segment between March 31, 2008 and 2007. The decrease of $720 in the Corporate segment resulted from reduced spending in staffing, legal and professional costs in the current period.

The Company is focused on reducing administrative costs across all business segments. It is consolidating back office functions within operating segments and is focused on significant reductions in corporate expenses as restructuring consultants are reduced in mid 2008.

Research and Development.  Research and development (R&D) costs increased $421 or (63)% for the three months ended March 31, 2008 from 2007 levels. This increase was attributable to MECAR’s increased spending in R&D projects in the current period. MECAR had less technical resources focused on Research and Development (R&D) during the three months ended March 31, 2007 due to lower sales contracts in process and idling of operations in 2007.

Interest Income.  Interest income for the three months ended March 31, 2008 decreased by $94 from 2007 levels. Income earned on interest bearing accounts throughout the Company has been affected by lower interest rates in 2008 compared to prior comparable period in 2007.

Interest Expense.  Interest expense for the three months ended March 31, 2008 was $1,800 as compared to 2007 expense of $2,821. This decrease was mainly due to 2007 registration delay payments and interest premiums paid for failure to timely register the Company’s common stock associated with senior convertible notes of $900.

Net Loss on fair value of the senior convertible notes and warrants.  The net loss recognized for the three months ended March 31, 2008 from fair value of the Notes and warrants was $1,233 as compared to the net loss of $3,374 for the comparable period in 2007. This decline in loss was associated with the calculated fair value of the Notes and warrants as of March 31, 2008 as compared to the calculated fair value of the Notes and warrants as of December 31, 2007. See Note 7 for a description of these instruments.

Other — Net.  Other — net for the three months ended March 31, 2008 decreased by $70 from 2007. This decrease was associated with the Company’s higher currency loss in 2008. In 2008, the Company did not utilize foreign currency forward contracts to minimize the foreign currency exposures.

Pre-Tax Income (Loss)

	Pre-Tax Loss by Segment
	Three Months Ended		Three Months Ended
	March 31, 2008		March 31, 2007
		Percentage of		Percentage of
	Amount	Total revenue	Amount	Total revenue

Ammunitions & Weapons Effects	$1,408	5%	$(7,287)	(77)%
Electronic Security	(846)	(3)	(355)	(4)
Corporate	(3,698)	(12)	(6,955)	(74)

Total	$(3,136)	(10)%	$(14,597)	(155)%

Ammunitions & Weapons Effects segment earned pre-tax income of $1,408 for the three months ended March 31, 2008 as compared to a pre-tax loss of $7,287 for the comparable period in 2007. The improvement was associated with the receipt of several new large orders with various clients in Europe, North America and other export markets awarded in the second half of 2007 and in 2008 at MECAR. The favorable exchange rate between USD and Euro in 2008 as compared to 2007 also had positive impact on the overall segment results.

Electronic Security segment incurred a pre-tax loss of $846 in 2008 as compared to a pre-tax loss of $355 in 2007. This increase in pre-tax loss was mainly due to lower sales activity and relatively high fixed cost structures at NSM in 2008 due to a lag in follow-on contracts with NSM’s largest customer, the U.S Army, during the three months ended March 31, 2008.

Corporate segment had a pre-tax loss of $3,698 in 2008 as compared to a pre-tax loss of $6,955 in 2007. This improvement in pre-tax loss was attributable to a smaller loss recognized on the fair value of the Notes and warrants for the three months ended March 31, 2008 and reduced administrative expenses.

Income Taxes.  The effective income tax rate for the three months ended March 31, 2008 and 2007 was 4% and 0%, respectively, as a result of significant carryforward losses from prior years. The Company’s interim accounting for income taxes is in accordance with Financial Accounting Standard Board Interpretations Number 18, Accounting for Income Taxes in Interim periods.

Loss from discontinued operations, net of tax.  Loss from discontinued operations consisted of gain on sale of subsidiaries and loss from discontinued operations. SeaSpace and The VSK Group were sold in 2007 and Titan was sold on March 17, 2008. The loss from discontinued operations for the three months ended March 31, 2008 was $142 as compared to a loss of $3,250 in 2007. The prior three months loss included a write-down of $3,878 of SeaSpace’s intangible assets and goodwill.

Net Loss.  The Company incurred a $3,295 net loss for the three months ended March 31, 2008 compared to a net loss of $17,854 in the same comparable period of 2007. The improvement was associated with the receipt of several new large orders with various clients in Europe, North America and other export markets awarded in July 2007 at MECAR, a lower net loss incurred from the change in the fair value of the Notes and warrants at March 31, 2008 and reduced restructuring and legal expenses at Corporate. The favorable exchange rate between USD and Euro in 2008 as compared to 2007 also had positive impact on the overall segment results.

Backlog.  As of March 31, 2008, the Company’s firm committed backlog was $161,227 compared to $37,018 at March 31, 2007. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting, as applicable. The table below shows the backlog by segment for three months ended March 31, 2008 and 2007, respectively.

	Backlog by Segment
	At March 31,		At March 31,
	2008		2007
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Ammunitions & Weapons Effects	$157,435	98%	$31,156	84%
Electronic Security	3,792	2	5,862	16

Total	$161,227	100%	$37,018	100%

In addition, the Company had unfunded backlog, subject to an appropriation of governmental funds, of approximately $89,160 and $6,655 at March 31, 2008 and 2007, respectively, from both the AWE and ES segments. These are contracts or portions of contracts that do not have all of the appropriate approvals to be performed on. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog. The largest contract included in the unfunded balance is a MECAR contract that was fully awarded in the second half of 2007 and a purchase order for more than half of the contract was issued that time while a purchase order for the remaining portion of the contract is still outstanding.

The significant increase in 2008 backlog for the AWE segment was attributable to MECAR’s receipt of several new large orders with various clients in Europe, North America and other export markets awarded in the second half of 2007 and in 2008 and an appreciation of the Euro during the current period. The 2007 level was substantially lower because of MECAR’s continuing delay in receipt of these orders and the completion of previously awarded contracts, offset by an appreciation of the Euro during the current period.

Electronic Security’s lower backlog level at 2008 as compared to the prior period was attributable to NSM’s continuing delay in receipt of new orders from its larger customer, the U.S. Army, in 2008.

Balance Sheet

The table below provides the summary consolidated balance sheets as of March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007

ASSETS
Cash	$32,318	$34,802
Accounts receivable, net	8,713	9,339
Costs and accrued earnings on uncompleted contracts	54,851	39,313
Inventories, net	29,745	24,706
Other current assets	4,854	8,793
Other Assets	43,776	43,298

TOTAL ASSETS	$174,257	$160,251

LIABILITIES
Bank overdraft facility	$11,645	$7,239
Accounts payable and accrued liabilities	40,843	32,677
Customer deposits	25,374	26,835
Other current liabilities	15,834	14,038
Senior convertible notes	20,584	19,392
Long-term debt and long-term liabilities	14,966	14,415

TOTAL LIABILITIES	129,246	114,596
STOCKHOLDERS’ EQUITY	45,011	45,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,257	$160,251

The Company’s March 31, 2008 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All Euro values were converted at the March 31, 2008 and December 31, 2007 conversion ratios of $1.5800 and $1.4729, respectively.

Historically, the Company’s cash flow from operations and available credit facilities have provided adequate liquidity and working capital to fund the Company’s operational needs. Working capital, which includes restricted cash, was $11,623 at March 31, 2008 as compared to $18,421 at December 31, 2007. This decrease in working capital was primarily a result of higher bank overdraft balance, an increase in accounts payable and accrued liabilities at March 31, 2008 due to purchases in support of increased backlog, and reclassification into current liabilities of the “put” balance due on the senior secured convertible notes payable in January 2009.

The cash balance, restricted and unrestricted, at March 31, 2008 was $32,318 as compared to $34,802 at December 31, 2007. Restricted cash balances were $13,965 and $13,052 at March 31, 2008 and December 31, 2007, respectively. The restricted cash balance consists mainly of MECAR’s customer deposits of which a portion has been restricted to secure bank issued advance payment guarantees.

Accounts receivable at March 31, 2008 decreased by $626 from December 31, 2007 primarily from the overall timely collection and lower billings at MECAR during the three month period. Costs and accrued earnings on uncompleted contracts increased by $15,538 from the year ended December 31, 2007 primarily due to progress that is being made on a manufacturing basis on MECAR’s backlog that will be completed and shipped later in 2008. MECAR had significant orders in process and higher backlog than in the prior period.

Inventories increased from December 31, 2007 by $5,039 due to a build up of inventories at MECAR based on the substantial increase in backlog at March 31, 2008 offset by an increase in the reserve for obsolescence of $290 due to continued aging of certain MECAR’s inventory with no specific plans for utilization.

Other current assets decreased by $3,939 from December 31, 2007 due to the sale of Titan on March 17, 2008. In the prior period, Titan’s assets of $4,599 were included as assets held for sale.

Other assets increased from $43,298 at December 31, 2007 to $43,776 at March 31, 2008. This growth was attributable to the recognition of scheduled quarterly depreciation and amortization expense of $1,779 offset by approximately $657 of added capital expenditures in 2008 and a positive performance in the value of the Euro versus the U.S dollar.

The bank overdraft facility increased by $4,406 from December 31, 2007 as a result of additional draw downs made during the three month period in 2008. Accounts payable and accrued liabilities at March 31, 2008 increased by $8,166 from December 31, 2007 as a result of the timing of cash payments at MECAR related to increased in material purchases and the U.S based operations and the ramp up of contract activity at MECAR. Customer deposits decreased by $1,690, primarily at MECAR, as a result of progress shipments on contracts in 2008.

Other current liabilities increased by $2,025 from December 31, 2007 primarily due to MECAR’s $5,372 note issued in lieu of borrowing under revolving overdraft portions of the cash facility in 2008, offset by the scheduled payments of Belgian social security liabilities in 2008 and a reduction in liabilities held for sale of $2,051 from the sale of Titan.

Senior convertible notes balance increased by $1,192 from December 31, 2007 as a result of the change in the calculated fair value of the Notes at March 31, 2008. See Note 7 of the financial statements for a full description of the transactions.

Long-term debt and long-term liabilities increased by $551 at March 31, 2008 from the December 31, 2007 level of $14,415. This was mainly associated with the calculated fair value of the warrants as of March 31, 2008 as compared to the calculated fair value of the warrants as of December 31, 2007.

Stockholders’ equity as of March 31, 2008, was negatively affected by the net loss for the three month period in 2008. This decrease was offset by a positive performance in the value of the Euro versus the U.S. dollar, which resulted in an increase in accumulated other comprehensive income. The Euro appreciated by approximately 7% from December 31, 2007.

Cash Flows

The table below provides the summary cash flow data for the periods presented.

	For Three Months Ended March 31,
	2008	2007

Net cash used in operating activities	$(14,509)	$(4,060)
Net cash provided by (used in) investing activities	1,796	(1,100)
Net cash provided by (used in) financing activities	8,514	(7,664)
Effects of exchange rate on cash	802	(51)

Operating Activities.  The Company used $14,509 of cash in its operating activities during the three months ended March 31, 2008 as compared to $4,060 of cash used in its operating activities during same period of 2007. The cash used in continuing operations was $14,509 in 2008 as compared to $5,988 in the prior comparable period. Due to a completion of the sale of discontinued operations in late 2007 and in March 2008, discontinued operations generated no cash in the current period as compared to $1,928 of generated cash in the prior period.

The increase in cash used from continuing operations resulted from a significant change in operating assets and liabilities. The change in operating assets and liabilities used cash of $14,752 during the three month period of 2008 as compared to $2,537 of generated cash in the prior comparable period. The fluctuation in cost and accrued earnings on uncompleted contracts utilized cash of $12,072 in the three months ended March 31, 2008 as compared to $1,053 of utilized cash in the prior period. In the current period, MECAR had a higher level of revenues resulting in a corresponding increase in cost and accrued earnings on uncompleted contracts as compared to prior comparable period. Due to an increase in 2008 inventory purchasing, the Company utilized $3,519 of cash in 2008, as compared to $1,197 of utilized cash in the prior comparable period of 2007. The Company also used $3,413 of cash from the reduction of customer deposits in the current period as compared to $1,666 cash used in the prior period due to a relief of customer deposits from completed contracts in current period. Cash paid for interest was $1,275 and $1,806 for the three months ended March 31, 2008 and 2007, respectively. Cash paid for income taxes was $37 and $441 for the three months ended March 31, 2008 and 2007, respectively, and includes federal, international and state taxes.

Investing Activities.  Net cash provided by investing activities increased by $2,896 between the two reported periods. This stemmed from the net proceeds received from the sale of Titan of $2,433. The Company estimates that it has less than $500 of non-firm capital commitments outstanding as of March 31, 2008.

Financing Activities.  The Company generated $8,514 of cash from its financing activities during the three months ended March 31, 2008 compared to cash use of $7,664 during the same comparable period in 2007. This improvement of cash in the current period was related to an increase in MECAR’s bank overdraft facility and short-term borrowings. During the first quarter of 2008, MECAR borrowed $5,092 and issued a note lieu of borrowing under revolving overdraft portions of the cash facility.

Effects of Exchange Rate.  Due to significant fluctuation in exchange rates between USD and Euro between March 31, 2008 and 2007, the Company generated $802 of cash in current period compared to cash use of $51 in the prior comparable period.

Allied.  The parent Company continues to operate based on management fees and dividends received from certain subsidiaries and proceeds of divestitures. On April 2, 2008, the parent Company received dividends of $850 from GMS. Allied has made cash infusions in MECAR, NSM, and MECAR USA to support working capital requirements and operating losses in 2008. The parent company plans to use the proceeds of The VSK Group and Titan sale to fund operations in 2008. In 2008, Allied mainly will look to fund MECAR on an interim basis as its working capital demands increase. MECAR USA, NSM and GMS are projected to operate without permanent financing from Allied for the remaining periods of 2008.

MECAR.  MECAR continues to operate from internally generated cash, funds provided by its bank facility, financing from capital leases and cash received from Allied and other affiliates. In addition, a loan of approximately $9,480 was provided by a local Belgian regional agency to extend MECAR’s working capital. The bank facility agreement provides (i) lines of credit for tax prepayments and working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. In April 2008, the Company reached an agreement to extend and expand the credit facility until November 30, 2008. This agreement would require a partial repayment of MECAR’s cash line in July 2008 of approximately 50% of the working capital line of credit, as MECAR makes shipments on its current backlog. In April 2008, MECAR received additional temporary local support from the bankgroup to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008.

Other Subsidiaries.  NSM and the MECAR USA operated in 2008 from cash generated from operations and cash infusions by Allied. In 2008, GMS operated from cash generated from operations.

Stock Repurchases.  The Company did not repurchase any shares of its common stock during the three months ended March 31, 2008 and does not anticipate repurchasing shares of Company stock during the remainder of 2008.

Off-Balance Sheet Arrangements.  As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008, the Company is not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s banking group. MECAR is obligated to repay the bank group any amounts it pays as a result of any demands on the bonds or guarantees.

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

A complete discussion of these policies is contained in our Form 10-K filed on March 26, 2008 with the Securities and Exchange Commission for the period ending December 31, 2007. There were no significant changes to the critical accounting policies discussed in the Company’s 10-K filed for December 31, 2007.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are still evaluating the impact SFAS No. 161 will have on our financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective fiscal years beginning after November 15, 2007, with early adoption permitted. The Company adopted SFAS No. 159 effective January 1, 2008. The adoption of SFAS No. 159 did not have a significant impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a significant impact on our financial position or results of operations.

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

The Allied Defense Group, Inc.
March 31, 2008

ITEM 3.	QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

Not required for a smaller reporting company.

ITEM 4T.	DISCLOSURE CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures

Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2008.

2.	Changes in internal controls

There were no changes in the registrant’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on January 22, 2008.

At the Annual Meeting, each of the following nominees were elected to the Board of Directors according to the following votes:

Director Name	For	Withheld

J. H. Binford Peay, III	4,817,481	578,869
Ronald H. Griffith	4,818,090	578,260
Gilbert F. Decker	4,817,600	578,750
John G. Meyer, Jr.	4,817,871	578,479
Charles S. Ream	4,816,480	579,870
John J. Marcello	5,313,390	82,960
Frederick G. Wasserman	4,710,344	686,006
Tassos Recachinas	5,314,585	81,765

At the Annual Meeting, the shareholders ratified the appointment of BDO Seidman LLP as the Company’s independent auditors for 2008 according to the following votes:

	For	Against	Abstain

Ratification of BDO Seidman as Independent Auditors	5,326,156	32,107	38,089

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.29	Consolidated EBITDA Schedule
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

/s/ Deborah F. Ricci
Deborah F. Ricci
Chief Financial Officer and Treasurer

Date: May 13, 2008