Form 10-Q
period 2008-06-30
ALLIED DEFENSE GROUP INC
filed 2008-08-14
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2008: 8,024,851.

THE ALLIED DEFENSE GROUP, INC.

INDEX

		PAGE
		NUMBER

	PART I. FINANCIAL INFORMATION — UNAUDITED
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at June 30, 2008 and December 31, 2007	2
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007	3
	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2008 and the year ended December 31, 2007	4
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4T.	Controls and Procedures	42

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Submission of Matters to a Vote of Security Holders	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
Signatures		45

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	June 30,	December 31,
	2008	2007(a)

ASSETS
Current Assets
Cash and cash equivalents	$13,023	$21,750
Restricted cash	8,687	13,052
Accounts receivable, net	16,283	9,339
Costs and accrued earnings on uncompleted contracts	67,432	39,313
Inventories, net	32,571	24,706
Prepaid and other current assets	8,725	4,194
Assets held for sale	—	4,599

Total current assets	146,721	116,953

PROPERTY, PLANT AND EQUIPMENT, NET	24,592	25,059

Other Assets
Intangible assets, net	7,454	8,011
Goodwill	9,932	9,932
Other assets	263	296

Total other assets	17,649	18,239

TOTAL ASSETS	$188,962	$160,251

CURRENT LIABILITIES
Current maturities of senior secured convertible notes	$19,426	$13,610
Bank overdraft facility	18,143	7,239
Current maturities of long-term debt	5,025	4,133
Accounts payable	20,144	16,806
Accrued liabilities	22,394	15,871
Belgium social security	5,919	8,307
Customer deposits	37,765	26,835
Foreign exchange contracts	149	—
Income taxes	4,259	3,680
Liabilities held for sale	—	2,051

Total current liabilities	133,224	98,532

LONG TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	8,802	9,439
Senior secured convertible notes, less current maturities	—	5,782
Derivative instrument	195	183
Other long-term liabilities	720	660

Total long-term obligations	9,717	16,064

TOTAL LIABILITIES	142,941	114,596

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 8,024,851 at June 30, 2008 and 8,013,161 at December 31, 2007	802	801
Capital in excess of par value	55,623	55,355
Retained deficit	(30,298)	(27,909)
Accumulated other comprehensive income	19,894	17,408

Total stockholders’ equity	46,021	45,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$188,962	$160,251

(a)	Condensed consolidated balance sheet as of December 31, 2007, has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$46,274	$4,761	$76,375	$14,200
Cost and expenses
Cost of sales	35,667	9,437	58,406	19,924
Selling and administrative	6,784	7,561	13,280	14,531
Research and development	1,183	1,353	2,270	2,019

Operating income (loss)	2,640	(13,590)	2,419	(22,274)

Other income (expenses)
Interest income	258	55	426	317
Interest expense	(2,445)	(5,385)	(4,245)	(8,206)
Net gain (loss) on fair value of senior convertible notes and warrants	705	(4,392)	(527)	(7,766)
Other-net	(59)	(166)	(110)	(146)

	(1,541)	(9,888)	(4,456)	(15,801)

Income (loss) from continuing operations before income taxes	1,099	(23,478)	(2,037)	(38,075)
Income tax expense	193	5	323	12

Income (Loss) from continuing operations	906	(23,483)	(2,360)	(38,087)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	—	—	113	—
Loss from discontinued operations	—	(672)	(142)	(3,922)

	—	(672)	(29)	(3,922)

NET INCOME (LOSS)	$906	$(24,155)	$(2,389)	$(42,009)

Earnings (loss) per share — basic and diluted:
Net earnings (loss) from continuing operations	$0.11	$(3.58)	$(0.29)	$(5.85)
Net earnings (loss) from discontinued operations	—	(0.10)	—	(0.60)

Total earnings (loss) per share — basic and diluted	$0.11	$(3.68)	$(0.29)	$(6.45)

Weighted average number of common shares:
Basic and diluted	8,021,755	6,559,295	8,017,418	6,510,211

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital		Other	Total
	Stock, No		$.10	in Excess	Retained	Comprehensive	Stockholders’
	Par Value	Shares	Par value	of Par value	(Deficit)	Income (Loss)	Equity

Balance at January 1, 2007	$—	6,440,944	$644	$43,312	$(6,631)	$18,022	$55,347
Common stock awards	—	59,986	6	710			716
Retired stocks	—	(1,668)	—	(14)	—	—	(14)
Employee stock purchase plan purchases	—	47,431	4	358	—	—	362
Common stock converted from Notes	—	150,500	15	1,392	—	—	1,407
Common stock issued to noteholders	—	1,288,000	129	9,415	—	—	9,544
Directors’ deferred stock compensation	—	—	—	(275)	—	—	(275)
Issue of stock options	—	—	—	216	—	—	216
Exercise of warrants		27,968	3	241	—	—	244
Comprehensive loss:
Net loss for the year ended	—	—	—	—	(21,278)	—	(21,278)
Currency translation adjustment related to sale of The VSK Group	—	—	—	—	—	(4,491)	(4,491)
Currency translation adjustment	—	—	—	—	—	3,877	3,877

Total comprehensive loss							(21,892)

Balance at December 31, 2007	$—	8,013,161	$801	$55,355	$(27,909)	$17,408	$45,655
Common stock awards	—	—	—	134	—	—	134
Retired stocks	—	(1,351)	—	(9)	—	—	(9)
Employee stock purchase plan purchases	—	13,041	1	74	—	—	75
Issue of stock options	—	—	—	33	—	—	33
Directors’ deferred stock compensation	—	—	—	36	—	—	36
Comprehensive income:
Net loss for the six months ended	—	—	—	—	(2,389)	—	(2,389)
Currency translation adjustment	—	—	—	—	—	2,486	2,486

Total comprehensive income							97

Balance at June 30, 2008	$—	8,024,851	$802	$55,623	$(30,298)	$19,894	$46,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities
Net loss	$(2,389)	$(42,009)
Less: Gain on sale of subsidiaries	(113)	—
Discontinued operations, net of tax	142	3,922

Loss from continuing operations	(2,360)	(38,087)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	3,509	3,148
Amortization of debt discount and debt issue costs	59	3,235
Unrealized loss on forward contracts	144	—
Loss (gain) on sale of fixed assets	212	(12)
Net loss related to fair value of notes and warrants	527	7,766
Interest and penalties converted to debt principal	—	1,204
Provision for estimated losses on contracts	63	1,294
Provision for warranty reserves, uncollectible accounts and inventory obsolescence	452	915
Common stock and stock option awards	178	757
Deferred director stock awards	36	(311)
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses
Restricted cash	5,132	2,447
Accounts receivable	(6,380)	2,422
Costs and accrued earnings on uncompleted contracts	(24,568)	10,227
Inventories	(6,473)	(1,408)
Prepaid and other current assets	(4,457)	364
Accounts payable and accrued liabilities	4,783	2,894
Customer deposits	8,824	(8,968)
Deferred compensation	26	(11)
Income taxes	321	(235)

Net cash used in operating activities — continuing operations	(19,972)	(12,359)
Net cash provided by operating activities — discontinued operations	—	2,670

Net cash used in operating activities	(19,972)	(9,689)

	Six Months Ended June 30,
	2008	2007

Cash flows from investing activities
Capital expenditures	(1,025)	(905)
Proceeds from sale of subsidiaries	2,433	—
Proceeds from sale of fixed assets	20	12

Net cash provided by (used in) investing activities — continuing operations	1,428	(893)
Net cash used in investing activities — discontinued operations	—	(739)

Net cash provided by (used in) investing activities	1,428	(1,632)

Cash flows from financing activities
Increase (decrease) in bank overdraft	10,054	(4,861)
Principal payment on senior secured notes	(481)	—
Principal payments on long-term borrowing	—	(838)
Repayment on capital lease obligations	(547)	(1,034)
Proceeds from issuance of long-term debt	—	5,376
Debt issue cost on senior secured notes	—	(1,098)
Proceeds from employee stock purchases	65	263
Retirement of stock	(9)	—

Net cash provided by (used in) financing activities — continuing operations	9,082	(2,192)
Net cash used in financing activities — discontinued operations	—	(40)

Net cash provided by (used in) financing activities	9,082	(2,232)

Net change in cash of discontinued operations	—	1,636
Effects of exchange rate on cash	735	129

NET DECREASE IN CASH AND CASH EQUIVALENTS	(8,727)	(11,788)
Cash and cash equivalents at beginning of period	21,750	16,397

Cash and cash equivalents at end of period	$13,023	$4,609

Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$3,572	$2,900
Taxes	$52	$646
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in exchange of convertible notes	$—	$10,046
Interest and financing charges converted to debt principal	$—	$1,580
Capital leases	$15	$2

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K) for the period ending December 31, 2007.

As discussed in Note 16, the results of operations, financial position and cash flows of SeaSpace, The VSK Group and Titan Dynamics Systems, previously reported in the Other operating segment, the ES segment and the AWE segment, respectively, have been reported as discontinued operations for all periods presented. SeaSpace was sold by the Company in July 2007, The VSK Group in September 2007 and Titan in March 2008. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to the Company’s continuing operations.

Liquidity and Capital Resources

During 2007, the Company faced liquidity challenges mainly resulting from the reduction of revenues and significant operating losses at MECAR, financing costs associated with registration delay penalties and interest premiums paid to the holders of its Convertible Notes, legal and restructuring costs associated with alleged events of default with the Convertible Note holders and the issuance of new Convertible Notes in June and July 2007, operational restructuring activities at MECAR and NSM to reduce the fixed cost base of those operations, and the continuing use of cash at several of the Company’s smaller US-based subsidiaries. Over the past twelve months, the Company has divested several subsidiaries and improved its operating results. In the six months ended June 30, 2008, the Company increased its revenue by $62,175, more than 400%, and improved operating income to $2,419 as compared to a loss of $22,274 in the prior period.

The Company managed through its cash liquidity issues in 2007 by issuing an additional $15,376 of Convertible Notes in June and July 2007 and from cash generated as a result of the divestitures of SeaSpace in July 2007 and The VSK Group in September 2007. SeaSpace generated net proceeds of $674 while the VSK group generated net proceeds of $21,894, after repayment of $19,949 to the Note holders, pursuant to the terms of the Convertible Notes.

During 2007, as MECAR worked to secure new multi-year sales contracts and reduce its fixed cost base, MECAR was also working on restructuring its credit facility. MECAR had failed to be in compliance with annual covenant requirements for the facility at December 31, 2005, 2006 and 2007 although MECAR did

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

obtain debt waivers for all years. In April 2008, MECAR reached an agreement with its existing bank group regarding its credit facility. The agreement provided for an expansion of the total credit facility from approximately $67,699 (€42,850) to $72,083 (€45,625). The credit facility was restructured and the portion designated for tax prepayments was terminated. The agreement provides for a cash line of $16,115 (€10,200) and performance bond and advance payment guarantee line of $55,968 (€35,425). The agreement requires a partial repayment of MECAR’s cash line of $8,057 (€5,100) in July 2008 and the remainder to be repaid by November 30, 2008. The performance bond and advance payment guarantee line expires on December 31, 2008. Based on the timing of MECAR’s shipments in July 2008, the Company was unable to repay half of the cash line by July 31, 2008. As agreed with its bank group, MECAR paid down €2,000 on August 6, 2008 and the Company made arrangements to repay the remaining €3,100 cash line. The Company has proposed to make the repayment in September 2008 with the earlier of the cash proceeds of certain late July shipments or the proceeds of the Company’s anticipated sale of its GMS subsidiary, both of which are expected in September. MECAR’s bank group has verbally agreed to this proposal at the time of this filing. If the Company is unable to secure a final agreement with the bank group, it will have to look to alternative funding sources to repay the remaining €3,100 cash line which may include additional borrowing.

In addition, in April 2008, MECAR’s bank group received local government support that will guarantee an additional portion of MECAR’s performance bonds and advance payment guarantees from May through November 2008. This additional guarantee will reduce the required restricted cash balances at MECAR and allow the Company to fund MECAR through its critical working capital expansion period. This agency began guaranteeing approximately 50% of MECAR’s new performance bonds and advance payment guarantees in July 2007. Because MECAR’s ability to ship to certain Middle Eastern customers is limited in the summer months due to contractual restraints, the Company faces significant cash constraints in the summer months of August and September. The Company is managing through the summer months by postponing non-critical expenditures and rescheduling vendor payments. The Company’s cash projections for 2008 show that the Company should be able to generate cash from operations in the last three months of 2008.

In addition, as described in Note 7 of the condensed consolidated financial statements, the Company’s Convertible Notes have a put feature that allows the holders to put the notes back to the Company on December 26, 2008 and/or January 19, 2009 based on the date of issuance. As of June 30, 2008, the principal outstanding balance of Convertible Notes was $19,876. The Company has committed to a formal plan to sell GMS to ensure it has the funds available to meet this put feature. The Company is in active negotiation with a prospective purchaser. The Company expects to announce execution of a definitive purchase agreement in August 2008. This transaction is expected to close in September.

At June 30, 2008, the Company had $13,023 in cash on hand. For the six months ended June 30, 2008, the Company used $19,972 of cash for operating activities from continuing operations mainly related to increases in inventory and costs and accrued earnings on uncompleted contracts at MECAR as it performs on its substantial backlog. The Company does not anticipate continuing to use cash at this level for the remainder of 2008 as MECAR will increase its billings as the contracts in progress are shipped and generate cash collections in the third and fourth quarter of 2008.

In general, the Company believes, that it has adequate cash sources to fund operations in 2008 based on its strong current backlog and its history of performing on a profitable basis when backlog is substantial. However, the Company will sell GMS or refinance the terms of the convertible note holders “put”, prior to year end. As noted above, MECAR’s credit facility has been refinanced for 2008. In the third quarter of 2008, management will begin the process of securing a long-term credit facility solution for MECAR. Management believes, based on MECAR’s historic performance when it has substantial backlog as well as its operating performance from the fourth quarter of 2007 to current, that adequate opportunities will be available to find a long-term solution for MECAR’s credit needs.

On August 14, 2008, the Company committed to a formal plan to sell GMS, which has been previously reported in the Electronic Security segment. The Company is in active negotiation with a prospective

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchaser. The Company expects to announce execution of a definitive purchase agreement in August 2008. This transaction is expected to close in September.

While the Company is looking to secure long-term MECAR financing and be able to satisfy the put feature on its Convertible Notes, there can be no assurance that:

•	The Company will be successful securing MECAR’s long-term financing.

•	The Company will be successful managing its cash requirements in August and September at MECAR, as its ability to ship products, based on seasonality, is limited.

•	The Company will be successful in taking necessary steps to be in a position to satisfy a potential “put” of its senior secured convertible notes which may be made in December 2008 and/or January 2009.

•	The Company will be successful in its restructuring and turnaround efforts at its subsidiaries.

•	The Company will be able to meet the financial debt covenants of its debt instruments.

The Company has less than $500 of firm commitments for capital expenditures outstanding as of June 30, 2008. No additional capital commitments are necessary to support the Company’s 2008 revenue projections.

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

Electronic Security.  This segment includes the operations of NSM and GMS. The Electronic Security (ES) segment provides products in the areas of security systems, surveillance and electronic data transmission. NSM designs, manufactures, distributes and services industrial and law enforcement security products and systems. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entertainment coverage. The VSK Group was previously included in this segment. The VSK Group designs, manufactures, sells and installs security systems for government and private industry. The VSK Group was sold in September 2007 and has been eliminated from all segment reporting.

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

NOTE 3 —	ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Accounts receivable at June 30, 2008 and December 31, 2007 are comprised as follows:

	June 30,	December 31,
	2008	2007

Direct and indirect receivables from governments	$11,263	$3,529
Commercial and other receivables	5,893	6,485

	17,156	10,014
Less: Allowance for doubtful receivables	(873)	(675)

	$16,283	$9,339

Receivables from governments and government agencies are generally due within 30 days of shipment, less a 10% hold back provision which is generally due within 90 days. Since these receivables are typically supported by letters of credit or other guarantees, no provision for doubtful accounts is deemed necessary. The Company maintains an allowance for doubtful accounts on commercial receivables or receivables from governments that are deemed uncollectible, which is determined based on historical experience and management’s expectations of future losses. Losses have historically been within management’s expectations.

Costs and accrued earnings on uncompleted contracts totaled $67,432 and $39,313 at June 30, 2008 and December 31, 2007, respectively.

NOTE 4 —	INVENTORIES

Inventories at June 30, 2008 and December 31, 2007 are comprised as follows:

	June 30,	December 31,
	2008	2007

Raw materials	$13,449	$13,902
Work in process	19,536	11,582
Finished goods	2,554	1,749

	35,539	27,233
Less reserve for obsolescence	(2,968)	(2,527)

	$32,571	$24,706

NOTE 5 —	GOODWILL

The Company had goodwill of $9,932 at both June 30, 2008 and December 31, 2007. The goodwill is solely from the ES Segment and is comprised of $6,437 related to GMS and $3,495 related to NSM. As

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required by SFAS No. 142, the Company performs, at the component level of the segments, a review each year or earlier if an indicator of potential impairment of goodwill exists. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. No impairment is recorded at either June 30, 2008 or December 31, 2007.

NOTE 6 —	BANK OVERDRAFT CREDIT FACILITY

MECAR is obligated under an agreement (the Agreement), modified in April 2008, with its foreign banking syndicate that provides credit facilities of up to €45,625 (approximately $72,083) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. The Agreement requires that MECAR maintain certain financial covenants. As of December 31, 2007, MECAR was not in compliance with the facility covenants due to violations of the financial performance covenants. In April 2008, MECAR obtained a waiver from the bank group for this 2007 noncompliance. In April 2008, the Company reached an agreement to extend and expand the credit facility until December 31, 2008. This agreement would require a partial repayment of MECAR’s cash line of approximately $8,057 (€5,100) in July 2008 and the remainder to be repaid by November 30, 2008. The Company did not meet this requirement on July 31, 2008 but agreed with the bank group to an extension until cash from certain July shipments are collected on open letters of credit. As agreed with its bank group, MECAR paid down €2,000 on August 6, 2008, and the Company is working with the bank group to repay the remaining €3,100 cash line. The Company has proposed to make the repayment in September 2008 with the earlier of the cash proceeds of certain late July shipments or the proceeds of the Company’s anticipated sale of its GMS subsidiary, both of which are expected in September. MECAR’s bank group has verbally agreed to this proposal at the time of this filing. If the Company is unable to secure a final agreement with the bank group, it will have to look to alternative funding sources to repay the remaining €3,100 cash line which may include additional borrowing.

Effective July 1, 2007, a local Belgian regional agency began providing guarantees up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. In April 2008, MECAR’s bank group received additional temporary local support from the agency to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008. These additional guarantees allow MECAR to reduce its restricted cash requirements by approximately $9,479 (€6,000) in the temporary period.

As of June 30, 2008 and December 31, 2007, the guarantees and performance bonds of approximately $55,023 and $37,523, respectively, were outstanding. Advances for working capital provided for under the bank overdraft facility and notes payable, amounted to $18,143 and $7,239 at June 30, 2008 and December 31, 2007, respectively. Performance bonds and advance payment guarantees under the Agreement are secured by restricted cash of approximately $8,442 and $12,838, at June 30, 2008 and December 31, 2007, respectively. MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement is used to provide these financial guarantees and places restrictions on certain cash deposits and other liens on MECAR’s assets. In addition, certain customers make advance deposits and require MECAR’s bank to restrict up to forty percent of the advance deposit as collateral. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of all of MECAR’s assets. The credit facility agreement will expire on December 31, 2008.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7 —	LONG-TERM OBLIGATIONS

Long-term obligations as of June 30, 2008 and December 31, 2007 consist of the following:

	June 30,	December 31,
	2008	2007

Fair value of Senior secured convertible notes	$19,426	$19,392
Note related to GMS acquisition, less unamortized discount	3,311	3,252
SOGEPA loan	9,479	8,837
Capital leases and other	1,037	1,483

Total long-term debt	33,253	32,964
Less current maturities	(24,451)	(17,743)

Long-term debt, less current maturities and unamortized discount	$8,802	$15,221

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

In connection with the Amendment Agreement, the Company incurred debt issue costs of $1,707 of which $1,306 was paid and the remaining $401 was included in the principal of the New Notes. These debt issue costs were expensed immediately upon execution of the Amendment Agreement as interest expense. The Amended and New Notes, the “Notes”, mature on June 26, 2010, subject to the right of the purchasers to

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

demand payment eighteen months after closing (this means December 26, 2008 for the notes issued on June 26, 2007 and January 19, 2009 for the notes issued on July 19, 2007). The Notes accrue interest at 8.95%, with accrued interest payable quarterly in arrears. The Company had the option to convert interest through December 31, 2007 to debt principal; thereafter, all interest must be paid in cash or in shares of the Company’s common stock. The Notes are convertible into shares of the Company’s common stock at the conversion price of $9.35 per share, subject to certain standard anti-dilution provisions and an adjustment for stock splits. Upon a change of control, as defined in the Notes or in the event the Company sells both its MECAR S.A. and The VSK Group subsidiaries, the holders will have certain redemption rights.

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

In connection with the Amendment Agreement, the Company also entered into an Amended and Restated Registration Rights Agreement which required the Company to have an effective registration statement with the SEC for the resale of the common stock underlying the convertible notes within 365 days of initial closing of the Amendment Agreement or June 26, 2008 (“the Effectiveness Deadline”). The Amended Registration Rights Agreement provided for additional interest and penalties in the event the Company failed to have the registration statement effective within the required time frame. On January 1, 2007, the Company adopted FSP 00-19-2 Accounting for Registration Payment Arrangements. Prior to adopting FSP 00-19-2, the Company’s policy was to accrue liquidated damages when incurred. In accordance with FSP 00-19-2, the Company accrued for interest penalties under FAS 5 Accounting for Contingencies when probable and estimable. At January 1, 2007, liquidated damages under the Initial Note Registration Rights Agreement were not probable or estimable. As of December 31, 2007, the Company did not believe that such liquidated damages under the Amended and Restated Registration Rights Agreement were probable or estimable and, as such, no accrual was made. Effective February 15, 2008, the Securities and Exchange Commission issued new provisions with regard to Rule 144. These provisions allowed a non-affiliate to resell restricted securities such as the securities underlying the Notes after a six-monthly holding period as long as the Company was current in its SEC filings or after a one year holding period without any restrictions. The Company has reached an agreement with the holders of the Notes to suspend its efforts to register the securities that were required to be registered pursuant to the Amended and Restated Registration Rights Agreements. The Company was no longer subject to these liquidating damages as provided in the Amended and Restated Registration Rights Agreements.

The Company determined that the Notes are hybrid instruments that could be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods.

The Company determined the fair value of the Notes at June 30, 2008 and December 31, 2007 was as follows:

	June 30,	December 31,
	2008	2007

Amended Notes	$13,033	$13,134
First Closing of New Notes	490	476
Second Closing of New Notes	5,903	5,782

	$19,426	$19,392

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the three and six months ended June 30, 2008, the Company recorded a net gain of $677 and a net loss of $515, respectively, related to the calculated fair values of the Amended Notes, First Closing and Second Closing of New Notes at June 30, 2008. For the three and six months ended June 30, 2007, the net loss related to the calculated fair values of the Amended Notes and First Closing of New Notes was $4,178 and $8,665, respectively.

The face value of the amount owed on the Notes as of June 30, 2008 and December 31, 2007 was as follows:

	June 30,	December 31,
	2008	2007

Amended Notes	$13,282	$13,763
First Closing of New Notes	499	499
Second Closing of New Notes	6,095	6,095

	$19,876	$20,357

Warrants  On March 6, 2006, in conjunction with the issuance of the Initial Notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with EITF 00-19, Accounting for Derivative Instruments Index to, and Potentially Settled in, a Company’s Own Stock, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as liabilities, presented as derivative instrument on the Balance Sheet and are being recorded and carried at the fair value of the instrument. At June 30, 2008 and December 31, 2007, the Company determined the fair value of the warrants was $195 and $183, respectively. For the three and six months ended June 30, 2008, the Company recorded a gain of $28 and a loss of $12, respectively, related to the calculated fair value adjustment of the warrants at June 30, 2008. For the three and six months ended June 30, 2007, the Company recorded a loss of $214 and a gain of $899, respectively, related to the calculated fair value adjustment of the warrants at June 30, 2007.

Loan for Global Microwave Systems acquisition.  On November 1, 2005, the Company entered into a $6,700 loan to fund the acquisition of GMS with the prior owner of GMS. There are no significant covenants. The loan was originally payable in installments over three years bearing interest at the rate of 7.5% per year payable quarterly. On October 11, 2006, the loan was amended to defer the first installment of principal payment of $1,675 from November 1, 2006 to January 31, 2007. The Company repaid one half of the first installment of $1,675 or $838 in February 2007. On February 12, 2007, the loan was further amended to defer, until the earlier of MECAR’s receipt of a down payment on its impending contract or July 1, 2007 (“Deferral Period”), one half of the first installment payment which was due on January 31, 2007. In July 2007, the Company paid the second half of the first installment of $838. During the term of the Deferral Period, the interest rate on the entire loan was increased to 9% per year and an additional $20 per full or partial month during the Deferral Period of interest was due. The Company evaluated both amendments pursuant to the terms of EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments and concluded that neither met the definition of a substantially different debt modification. Therefore, no gain or loss was recorded as a result of either modification. For the three and six months ended June 30, 2007, the Company incurred additional interest of $60 and $100, respectively, for the Deferral Period. On October 31, 2007, the Company repaid the scheduled principal due amount of $1,675. The outstanding principal balance of the loan was $3,350 at both June 30, 2008 and December 31, 2007. The unamortized discount of the note was $39 and $98 at June 30, 2008 and December 31, 2007, respectively.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SOGEPA Loan.  On December 20, 2007, MECAR entered into a €6,000 (approximately $9,479) loan agreement with the Société Wallonne de Gestion et de Participations (“SOGEPA”), a local Belgian regional agency to provide MECAR with additional working capital financing. The loan matures on December 20, 2012 and accrues interest at 4.95% per year. Quarterly interest payments are due during the first year of the loan, with quarterly principal and interest payments due thereafter. The loan is secured by a mortgage covering property owned by MECAR. As part of the loan, MECAR is required to maintain certain capital requirements as defined in the loan agreement. MECAR paid debt issue costs of $141 in connection with the loan which is being amortized over the term of the loan. The unamortized debt issue cost was $137 and $141 at June 30, 2008 and December 31, 2007, respectively. The outstanding balance due on the loan was $9,479 (€6,000) and $8,837 (€6,000) at June 30, 2008 and December 31, 2007, respectively.

Capital lease and other.  The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 2.92% to 11.00% and mature at various dates through 2010. In addition, NSM had a note for a vehicle of $4 at December 31, 2007, which was fully paid-off during the six months ended June 30, 2008.

Other than as disclosed above with regard to the Notes, no other debt classified as long-term contain cross-default provisions.

NOTE 8 —	DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives not designated as hedges

The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers and certain purchase commitments. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. The Company records all derivatives on the balance sheet at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company no longer utilizes derivatives that are designated as fair value or cash flow hedges. As such, realized and unrealized gains (losses) from derivative contracts are reported as a component of revenues and amounted to $144 for both the three and six months ended June 30, 2008. In 2007, the Company did not enter any foreign currency future contracts or forward exchange rates to minimize the foreign currency exposures.

NOTE 9 —	FAIR VALUE MEASUREMENTS

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at June 30, 2008:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets or	Observable	Unobservable
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total

Liabilities
Senior secured convertible notes	$—	$19,426	$—	$19,426
Derivative instrument	—	195	—	195
Foreign exchange contract	—	149	—	149

	$—	$19,770	$—	$19,770

The fair values of the Company’s senior secured convertible notes and warrants disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets. The fair values of the Company’s foreign exchange contracts are valued using a discounted cash flow model that takes into account the present value of future cash flows under the terms of the contracts using current market information as of the reporting date such as prevailing foreign currency spot and forward rates.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 10 —	EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS

Basic earnings (loss) per share from continuing operations excludes potential common shares and is computed by dividing net earnings (loss) from continuing operations by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share from continuing operations includes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share from continuing operations for the three and six months ended June 30, 2008 and 2007, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income (loss) from continuing operations	$906	$(23,483)	$(2,360)	$(38,087)

Weighted average number of basic and diluted shares	8,021,755	6,559,295	8,017,418	6,510,211

Basic and diluted earnings (loss) per share from continuing operations	$0.11	$(3.58)	$(0.29)	$(5.85)

For the three and six months ended June 30, 2008, the Company has excluded convertible notes and warrants of 2,125,738 and 411,593 shares, respectively, since their effect would be anti-dilutive. The convertible notes were excluded under the if-converted method as the effect of adjusting net income from continuing operations for the associated interest expense in calculating dilutive earnings per share would have an anti-dilutive effect. At June 30, 2007, convertible notes, stock options and warrants of 3,484,450, 25,719 and 439,593 shares, respectively were excluded from the calculation of earnings per share for the three and six months ended June 30, 2007 since their effect would be anti-dilutive.

NOTE 11 —	COMPREHENSIVE INCOME (LOSS)

A summary of the components of Comprehensive Income (Loss) for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Net Income (Loss)	$906	$(24,155)	$(2,389)	$(42,009)
Currency Translation Adjustment	12	24	2,486	765

Comprehensive Income (Loss)	$918	$(24,131)	$97	$(41,244)

The currency translation adjustment for the three and six months ended June 30, 2008 and 2007 resulted from the change in the value of the Euro during the respective periods.

NOTE 12 —	SHARE-BASED COMPENSATION

Total share-based compensation was $123 (including outside directors compensation of $63) and $238 (including outside directors compensation of $45) for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, respectively, the Company incurred $305 (including outside directors compensation of $126) and $500 (including outside directors compensation of $119) in total share-based compensation. The share-based compensation expense for the period includes costs

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.

On March 4, 2008, the Company granted options to purchase 20,000 shares of its common stock. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the date of grant were $2.67. The weighted average assumptions used in the model for the six months ended June 30, 2008 were as follows:

Six Months Ended
June 30,
2008

Risk free interest rate	1.53%
Expected volatility rate	92.11%
Expected life — year	1
Dividend yield	—

The risk free interest rate is equal to the U.S. Treasury Bill rate for the auction closest to period end. The expected volatility is calculated from the Company’s daily closing stock price starting with the options grant date and going back one year. The expected life in years is the vesting period of the stock options based on general Company experience that the options will be exercised upon vesting. No restricted shares of its common stock were granted during the six months ended June 30, 2008.

During the six months ended June 30, 2007, the Company granted no options but did grant 13,750 nonvested restricted shares of its common stock. In addition, 18,881 shares were issued to three directors who retired from the Company’s Board of Directors in February 2007 in settlement of the deferred compensation obligations to these directors.

NOTE 13 —	INDUSTRY SEGMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues from external customers
Ammunitions & Weapons Effects	$40,322	$1,347	$67,117	$6,551
Electronic Security	5,952	3,414	9,258	7,649

	$46,274	$4,761	$76,375	$14,200

Segment profit (loss) before provision for income taxes
Ammunitions & Weapons Effects	$650	$(9,485)	$2,059	$(16,772)
Electronic Security	1,320	(1,344)	474	(1,699)
Corporate	(871)	(12,649)	(4,570)	(19,604)

	$1,099	$(23,478)	$(2,037)	$(38,075)

Segment fees include all expenses at the subsidiary level in addition to management fees charged by Corporate. Corporate includes all expenses of the Corporate office less management fee income. Management fees are adjusted on an annual basis based on an allocation of each subsidiary’s use of Corporate resources.

NOTE 14 —	PROVISION FOR TAXES

As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2008 and applied that rate to its income before income taxes in determining its provision for income taxes for the six months ended June 30, 2008 and 2007. For the three and six months ended June 30, 2008, the Company’s consolidated annualized

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective tax rate was 18% and 16%, respectively. For the three and six months ended June 30, 2007, the Company’s consolidated annualized effective tax rate was zero for both periods.

The Company adopted FIN 48 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operations due to the adoption of FIN 48.

As of January 1, 2007 and June 30, 2008, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48. For each of the three and six months ended June 30, 2008 and 2007, there was no interest or penalties recorded or included in tax expense.

In the United States, the Company is still open to examination from 2004 forward. In Belgium, the Company is still open to examination by the Belgian tax authorities from 2005 forward, although carryforward tax attributes that were generated prior to 2003 may still be adjusted upon examination by the Belgian tax authorities if they either have been or will be utilized.

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

Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with SFAS No. 109 Accounting for Income Taxes. The Company will continue to periodically review the adequacy of the tax valuation allowance and may, at some point in the future based on continued profit, reverse the tax valuation allowance. At December 31, 2007, the Company had US net operating loss carryforwards of $51,036, which will begin to expire in 2010 and foreign NOLs of approximately $79,947, which may be carried forward indefinitely. A portion of the U.S. net operating loss carryforwards are subject to limitations on the amount that can be utilized each year. The Company had foreign tax credits and alternative minimum tax credits of approximately $2,290 and $458, respectively, at December 31, 2007. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credits do not expire.

See Note 15 — Commitments and Contingencies for disclosure on Belgian tax contingency.

NOTE 15 —	COMMITMENTS AND CONTINGENCIES

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification provisions.

On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,541 in net proceeds. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. Theses indemnification provisions have been capped at $1,000. At June 30, 2008, no amount has been accrued related to this indemnification as a liability is not deemed probable.

On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price adjustment to be determined following closing. On September 18, 2007, the Company completed the sale. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. An escrow amount of approximately $2,741 was established to satisfy any such claims. The terms of the escrow agreement provide that a portion of the remaining escrow balance in excess of $1,767 will be released on April 1, 2009 with the entire remaining balance released December 31, 2012. At June 30, 2008, the Company has fully reserved the escrow balance as it is uncertain as to the nature and timing of potential future claims, if any. Total indemnification provisions have been capped at $7,900.

In conjunction with the sale of The VSK Group, and pursuant to the terms of employment agreements with The VSK Group’s management team, the Company committed to pay approximately $1,767 (€1,200) as a retention bonus. Of this total retention amount, approximately $674 (€492) was paid in October 2007 and the remainder is subject to the escrow agreement terms.

On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. The Company completed the sale of Titan on March 17, 2008. The Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for losses, liabilities, damages or expenses arising for any breach of covenants, representation or warranties; income tax liabilities existing prior to closing; and violations of environmental laws. The indemnification amount can be as much as the purchase price for certain covenants but generally are capped at $950. At June 30, 2008, no amount has been accrued related to this indemnification as a liability is not deemed probable.

Tax Litigation

As part of its 2004 tax audit with the Belgian tax authorities, the Company recorded a liability of $3,810 and $3,552 at June 30, 2008 and December 31, 2007, respectively, related to tax due on unrealized/realized foreign currency gains as well as associated interest and penalties. The Company is currently negotiating in the Belgian tax court for a workable repayment arrangement to resolve the liability due.

Social Security Litigation

As of June 30, 2008, MECAR had not paid all its Belgian social security payments related to the first, second and fourth quarters of 2007. Accordingly, the Company has accrued $3,652 and $2,184 at June 30, 2008 and December 31, 2007, respectively, related to past due social security payments which includes associated interest and penalties of $664 and $276, respectively. As of June 30, 2008, MECAR accrued an additional $2,267 for social security payments related to the second quarter of 2008. MECAR has agreed to a

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment plan approved by the local authorities and expects to have repaid the entire past due balance by December 31, 2008. MECAR began making its payments in 2008 and through July MECAR has paid approximately $5,384 in social security payments ($1,088, net of foreign exchange gain of $35 for 2007 and $4,296, net of foreign exchange gain of $69, for the first and second quarter of 2008), which leaves $5,919 as the total outstanding balance relating to Belgian social security.

NOTE 16 —	DISCONTINUED OPERATIONS

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

Titan Dynamics Systems, Inc.

On October 22, 2007, the Company committed to a formal plan to sell Titan, which has been previously reported in the Ammunitions & Weapons Effects segment, as part of management’s continuing plan to dispose of certain non-strategic assets of the Company. At September 30, 2007, the Company recorded a loss of $1,395 to write down Titan’s assets to fair value less costs to sell based on a nonbinding offer received from a potential buyer during the fourth quarter of 2007. On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. An additional loss of $1,300 was recorded to reflect additional costs to sell including a separation agreement with a former Titan employee as well as additional funding provided up to the date of sale. The loss accrual reflects the write-off of Titan’s intangible assets including goodwill. The transaction closed on March 17, 2008 and generated proceeds of $2,433, net of costs to sell of $2,317. The Company did not record a significant tax expense or benefit from this transaction.

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following discloses the results of discontinued operations for the six months ended June 30, 2008 for Titan:

Titan

Revenues	$668
Income (loss) before taxes	(142)
Income (loss), net of tax	(142)

Discontinued operations, net of tax	$(142)

The following discloses the results of discontinued operations for the three and six months ended June 30, 2007:

	For the Three Months Ended June 30, 2007
	The VSK	CMS Security
	Group	Systems	SeaSpace	Titan	Total

Revenues	$8,791	$25	$789	$1,335	$10,940
Income (loss) before taxes	1,386	(161)	(1,056)	(362)	(194)
Income (loss), net of tax	907	(161)	(1,056)	(362)	(672)

Discontinued operations, net of tax	$907	$(161)	$(1,056)	$(362)	$(672)

	For the Six Months Ended June 30, 2007
	The VSK	CMS Security
	Group	Systems	SeaSpace	Titan	Total

Revenues	$16,624	$70	$2,847	$3,611	$23,152
Income (loss) before taxes	2,131	(314)	(4,665)	(307)	(3,155)
Income (loss), net of tax	1,370	(314)	(4,666)	(312)	(3,922)

Discontinued operations, net of tax	$1,370	$(314)	$(4,666)	$(312)	$(3,922)

At June 30, 2008, there were no assets or liabilities held for sale for The VSK Group, SeaSpace, CMS, or Titan as The VSK Group, SeaSpace and Titan sale transactions had been completed and CMS was fully written off in the quarter ended September 30, 2007.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 —	SUBSEQUENT EVENTS

Sale of GMS

On August 14, 2008, the Company committed to a formal plan to sell GMS, which has been previously reported in the Electronic Security segment. The Company is in active negotiation with a prospective purchaser. The Company expects to announce execution of a definitive purchase agreement in August 2008. This transaction is expected to close in September.

The Company expects to reclassify GMS as discontinued operations in the third quarter of 2008. The carrying amounts of the assets and liabilities of GMS as of June 30, 2008 and December 31, 2007 are as follows (in thousands):

	June 30, 2008	December 31, 2007
	GMS	GMS

Cash	$1,796	$1,430
Accounts receivable, net	1,327	2,375
Costs and accrued earnings on uncompleted contracts	—	—
Inventories, net	3,277	2,678
Other assets	14,052	14,575

Total assets	$20,452	$21,058

Accounts payable	$307	$437
Accrued liabilities	438	409
Customer deposits	185	70
Other liabilities	9	9

Total liabilities	$939	$925

Bank Overdraft Credit Facility

As part of the April 2008 modification of the MECAR credit facility, the Company was required to make a partial repayment of MECAR’s cash line (€5,100) in July 2008. Based on the timing of MECAR’s shipments in July 2008, the Company was unable to make this repayment by July 31, 2008. As agreed with its bank group, MECAR paid down €2,000 on August 6, 2008, and the Company is working with the bank group on a repayment arrangement for the remaining €3,100 cash line. The Company has proposed to make the repayment in September 2008 with the earlier of the cash proceeds of certain late July shipments or the proceeds of the Company’s anticipated sale of its GMS subsidiary, both of which are expected in September. MECAR’s bank group has verbally agreed to this proposal at the time of this filing, and they have continued to operate under the terms of the facility. If the Company is unable to secure a final agreement with the bank group, it will have to look to alternative funding sources to repay the remaining €3,100 cash line which may include additional borrowing.

The Allied Defense Group, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2008
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

•	Ammunition & Weapons Effects segment consists of MECAR, located in Belgium, and MECAR USA, located in Marshall, TX. MECAR develops and produces medium caliber, tank, mortar and other ammunition. MECAR USA became operational in late 2005 and pursues contracts from U.S. and foreign governments for ammunition and pyrotechnics devices with a focus on the 105MM market. More recently, MECAR USA has begun purchasing and selling weapon systems and/or ammunition manufactured by others, in the form of procurement contracts for the benefit of the U.S government and other foreign governments.

•	Electronic Security segment consists of News Sports Microwave (NSM) and Global Microwave Systems (GMS), both located near San Diego, California. NSM designs, manufactures, installs and services industrial and law enforcement surveillance products and integrated systems for the law enforcement community and agencies of the Department of Homeland Security and the Department of Defense. GMS designs and manufactures miniature and sub-miniature FM and digital transmitters, receivers, and related equipment for investigative, surveillance, and security applications, and live TV news/sports/entertainment coverage.

Allied, the parent Company, provides management, business development and related services to its subsidiaries and has no operating activities.

The Company continues to evaluate it strategic options. The Company has committed to a formal plan to sell GMS to be in a position to satisfy a potential “put” of its senior secured convertible notes which may be made in December 2008 and/or January 2009, as discussed below. In addition, the Board of Directors of the Company is evaluating a possible dissolution of all operating units of the Company and the return of the net remaining proceeds to the shareholders. At this time the Directors of the Board continue to evaluate the future plans for the Company, and will continue to evaluate the alternatives to maximizing shareholder value through either the dissolution process or a more focused, cohesive business strategy centered on the MECAR business.

Liquidity and Capital Resources

As described in the Company’s Form 10-K filed for December 31, 2007, the Company encountered liquidity difficulties in 2006 and 2007. The liquidity position improved markedly in the third and fourth quarters of 2007, but the Company anticipates some liquidity challenges in the summer months of 2008 as MECAR performs on its increased backlog and is limited in its ability to ship product to its largest customer during the summer months from June through August. As described below and as more fully described in Notes 1 and 7 to the Condensed Consolidated Financial Statements, in April 2008, MECAR signed an agreement with the lenders of its credit facility to finance MECAR until November 30, 2008 for its revolving cash line and until December 31, 2008 for MECAR’s performance bond and advance payment guarantee line. Management believes that this short-term financing agreement will allow MECAR the opportunity to refinance on a permanent basis once it has had more time to perform and generate cash based on the current backlog.

During 2007, as MECAR worked to secure new multi-year sales contracts and reduce its fixed cost base, MECAR was also working on restructuring its credit facility. MECAR had failed to be in compliance with annual covenant requirements for the facility at December 31, 2005, 2006 and 2007 although MECAR did obtain debt waivers for all years. In April 2008, MECAR reached an agreement with its existing bank group regarding its credit facility. The agreement provided for an expansion of the total credit facility from approximately $67,699 (€42,850) to $72,083 (€45,625). The credit facility was restructured and the portion designated for tax prepayments was terminated. The agreement provides for a cash line of $16,115 (€10,200) and performance bond and advance payment guarantee line of $55,968 (€35,425). The agreement requires a partial repayment of MECAR’s cash line of $8,057 (€5,100) in July 2008 and the remainder to be repaid by November 30, 2008. The performance bond and advance payment guarantee line expires on December 31, 2008. Based on the timing of MECAR’s shipments in July 2008, the Company was unable to repay half of the cash line by July 31, 2008. As agreed with its bank group, MECAR paid down €2,000 on August 6, 2008, and the Company is working with the bank group to repay the remaining €3,100 cash line. The Company has proposed to make the repayment in September 2008 with the earlier of the cash proceeds of certain late July shipments or the proceeds of the Company’s anticipated sale of its GMS subsidiary, both of which are expected in September. MECAR’s bank group has verbally agreed to this proposal at the time of this filing. If the Company is unable to secure a final agreement with the bank group, it will have to look to alternative funding sources to repay the remaining €3,100 cash line which may include additional borrowing.

In addition, in April 2008, MECAR’s bank group received local government support that will guarantee an additional portion of MECAR’s performance bonds and advance payment guarantees from May through November 2008. This additional guarantee will reduce the required restricted cash balances at MECAR and allow the Company to fund MECAR through its critical working capital expansion period. This agency began guaranteeing approximately 50% of MECAR’s new performance bonds and advance payment guarantees in July 2007. Because MECAR’s ability to ship to certain Middle Eastern customers is limited in the summer months due to contractual restraints, the Company faces significant cash constraints in the summer months of August and September. The Company is managing through the summer months by postponing non-critical expenditures and rescheduling vendor payments. The Company’s cash projections for 2008 show that the Company should be able to generate cash from operations in the last three months of 2008.

In addition, as described in Note 7 of the condensed consolidated financial statements, the Company’s Convertible Notes have a put feature that allows the holders to put the notes back to the Company on December 26, 2008 and/or January 19, 2009 based on the date of issuance. As of June 30, 2008, the principal outstanding balance of Convertible Notes was $19,876. The Company has committed to a formal plan to sell GMS to ensure it has the funds available to meet this put feature. The Company is in active negotiation with a prospective purchaser. The Company expects to announce execution of a definitive purchase agreement in August 2008. This transaction is expected to close in September. The put feature requires the holders of the Convertible Notes to give at least 75 days notice of their intent to enforce this feature.

At June 30, 2008, the Company had $13,023 in cash on hand. For the six months ended June 30, 2008, the Company used $19,972 of cash for operating activities from continuing operations mainly related to increases in inventory and costs and accrued earnings on uncompleted contracts at MECAR as it performs on its substantial backlog. The Company does not anticipate continuing to use cash at this level for the remainder of 2008 as MECAR will increase its billings as the contracts in progress are shipped and generate cash collections in the third and fourth quarter of 2008.

In general, the Company believes, that it has adequate cash sources to fund operations in 2008 based on its strong current backlog and its history of performing on a profitable basis when backlog is substantial. However, the Company will sell GMS or refinance the terms of the convertible note holders “put”, prior to year end. As noted above MECAR’s credit facility has been refinanced for 2008. In the third quarter of 2008, management will begin the process of securing a long-term credit facility solution for MECAR. Management believes, based on MECAR’s historic performance when it has substantial backlog as well as its operating performance from the fourth quarter of 2007 to current, that adequate opportunities will be available to find a long-term solution for MECAR’s credit needs.

While the Company is looking to secure long-term MECAR financing and be able to satisfy the put feature on its Convertible Notes, there can be no assurance that:

•	The Company will be successful securing MECAR’s long-term financing.

•	The Company will be successful managing its cash requirements in August and September at MECAR, as its ability to ship products, based on seasonality, is limited.

•	The Company will be successful in taking necessary steps to be in a position to satisfy a potential “put” of its senior secured convertible notes which may be made in December 2008 and/or January 2009.

•	The Company will be successful in its restructuring and turnaround efforts at its subsidiaries.

•	The Company will be able to meet the financial debt covenants of its debt instruments.

•	The strategic direction taken by the Company’s Board of Directors will yield the greatest return to the shareholders.

The Company has less than $500 of firm commitments for capital expenditures outstanding as of June 30, 2008. No additional capital commitments are necessary to support the Company’s 2008 revenue projections.

Overview Results

Allied had net income of $906 in the three months ended June 30, 2008 as compared to a net loss of $24,155 in the three months ended June 30, 2007. In the six months ended June 30, 2008, Allied had a net loss of $2,389 as compared to a net loss of $42,009 for the comparable period in 2007.

The net income from continuing operations before income taxes was $1,099 for the three months ended June 30, 2008 as compared to a net loss from continuing operations before income taxes of $23,478 for the comparable period in 2007. The decrease in loss from continuing operations before income taxes in 2008 resulted from improved operating performance mainly at MECAR and GMS and reduced restructuring activities, refinancing activities and interest expenses associated with the senior convertible notes. In addition, the Company recognized net gain on the fair value senior convertible notes and warrant of $705 in the current period as compared to incurred net loss on the fair value of senior convertible notes and warrants of $7,766 in 2007.

The net loss from continuing operations before income taxes was $2,037 for the six months ended June 30, 2008 as compared to $38,075 for the comparable period in 2007. The decrease in loss from continuing operations before income taxes in 2008 resulted from improved operating performance mainly at MECAR and GMS and reduced restructuring activities, refinancing activities and interest expenses associated with the senior convertible notes. In addition, the net loss on the fair value of senior convertible notes and warrants was $7,766 in 2007 as compared to $527 in the current period.

In July 2007, MECAR announced that it had successfully negotiated several new orders with various clients in Asia, Europe, North America and other export markets, with a total expected value exceeding $170,000 over a three year period. In addition in February 2008, the Company announced the award of an additional multi-year contract at MECAR for $43,500. Of the $170,000, the subsidiary has already received firm contracts totaling more than $100,000 for delivery during 2007 and 2008. As to the remaining $70,000, MECAR has received a notice of funding from the client, an end user certificate and export license for the contract and is working with the bank group to establish the applicable performance bond before reclassifying the contract as funded. The backlog at MECAR USA has grown to $35,954 at June 30, 2008 as compared to

$1,096 at June 30, 2007, driven in part by new procurement contracts. On a consolidated basis, the Company had firm committed backlog of $153,070 and additional unfunded backlog of $84,699 at June 30, 2008.

The Company expects improved performance for MECAR and its other subsidiaries. Over the past year, the Company has engaged consultants at MECAR and NSM to restructure the operations in order to decrease the break-even point at each subsidiary. The Company estimates that the break even point is approximately $84,180 (€55,000) per year in revenue for MECAR while NSM’s break even point is estimated at annual revenue of approximately $10,000.

The Company’s results were significantly affected by the foreign exchange impact on the operations of the Company’s Euro-based business units. All Euro-based results of operations were converted at the average 2008 and 2007 exchange rates of 1.53055 and 1.32948, U.S. Dollar to 1 Euro, respectively.

Results of Operations for the Three Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,
	2008		2007
	Amount	%	Amount	%

Revenue	$46,274	100.0%	$4,761	100.0%
Cost and expenses
Cost of sales	35,667	77.0	9,437	198.2
Selling and administrative	6,784	14.7	7,561	158.8
Research and development	1,183	2.6	1,353	28.4

Operating income (loss)	2,640	5.7	(13,590)	(285.4)
Other income (expense)
Interest income	258	0.6	55	1.2
Interest expense	(2,445)	(5.3)	(5,385)	(113.1)
Gain (loss) from fair value of notes and warrants	705	1.5	(4,392)	(92.3)
Other — net	(59)	(0.1)	(166)	(3.5)

Income (loss) from continuing operations before income taxes	1,099	2.4	(23,478)	(493.1)
Income tax expense (benefit)	193	0.4	5	0.1

Net income (loss) from continuing operations, net of tax	906	2.0	(23,483)	(493.2)
Gain on sale of subsidiaries, net of tax	—	—	—	—
Loss from discontinued operations, net of tax	—	—	(672)	(14.1)

Loss from discontinued operations, net of tax	—	—	(672)	(14.1)

Net Income (loss)	$906	2.0%	$(24,155)	(507.3)%

Revenue.  The table below shows revenue by segment for the three months ended June 30, 2008 and 2007, respectively. Allied had revenue of $46,274 during the current period, which was 872% higher than its revenue in the same period of 2007.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
		Percentage		Percentage
	Amount	of total	Amount	of total

Ammunitions & Weapons Effects	$40,322	87%	$1,347	28%
Electronic Security	5,952	13	3,414	72

Total	$46,274	100%	$4,761	100%

The Ammunition & Weapons Effects (AWE) segment revenue for the three months ended June 30, 2008 increased $38,975 (2893%) from the prior period mainly due to a higher volume of MECAR contracts in process due to increased orders received in July 2007. AWE segment revenues for the three months ended June 30, 2008 included $31,987 of revenues from MECAR and $8,335 of revenues from MECAR USA as compared to $1,347 of revenues from MECAR and $0 in revenue at MECAR USA in the prior period. The 2008 revenue for MECAR USA has increased significantly based on a receipt of several new procurement contracts in 2008. Since its inception in late 2005, MECAR USA had been participating in numerous bids for procurement contracts that require the Company to supply ammunition manufactured by other parties. In late 2007 and 2008, MECAR USA was successful in receiving several of these contracts and has grown the revenue levels in the current period. Based on a constant 2007 currency exchange rate for the period, the increase in the three month period for MECAR would have been $25,949 (1926%) as compared to an actual increase of $30,640 (2275%) from 2007 levels.

Revenue for the Electronic Security (ES) segment for the three months ended June 30, 2008 increased $2,538 (74%) from the prior comparable period of 2007. Revenue for the three months ended June 30, 2008 included $3,686 of revenue at GMS and $2,266 of revenues at NSM as compared to $2,391 of revenues at GMS and $1,023 of revenues at NSM in the prior period. The 2008 revenue for GMS was up by $1,295 for the three months ended June 30, 2008 from the prior comparable period as a result of the introduction of a number of new products and applications by GMS in late 2007 and new orders received from federal agencies for their frequency reallocation requirements. The increase of $1,243 in NSM revenue was primarily due to purchase orders received from government customers for frequency reallocation equipment upgrades. The growth experienced by both GMS and NSM was mainly attributable to the Commercial Spectrum Enhancement Act, which was signed into law in December 2004. Under this law the U.S government sold portions of the radio frequency spectrum used by Federal agencies to commercial wireless companies. This sale forced those agencies to vacate the spectrum that they had historically used, and upgrade systems and equipment to migrate to a new frequency for their operations. The cost of the upgrades is being borne by the commercial wireless carriers.

Cost of Sales.  Cost of sales, as a percentage of revenue, for the three months ended June 30, 2008, was 77% compared to 198% for the same period in 2007. Gross profit (loss), as a percentage of revenues, was 23% and (98)% for the three months ended June 30, 2008 and 2007, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
		Percentage of		Percentage of
	Amount	Segment Revenue	Amount	Segment Revenue

Ammunitions & Weapons Effects	$33,484	83%	$7,223	536%
Electronic Security	2,183	37	2,214	65

Total	$35,667	77%	$9,437	198%

Cost of sales for the AWE segment was $33,484 (83% of segment revenue) in 2008 as compared to $7,223 (536% of segment revenue) in 2007. The change in cost of sales for the three months ended June 30, 2008 resulted primarily from higher sales activity at MECAR. In 2007, MECAR’s cost of sales exceeded revenues as a result of a low level of revenues on MECAR’s fixed cost structure. Gross profit for the AWE segment was $6,838 (17% of segment revenue) in 2008 as compared to a gross loss of $5,876 (436% of segment revenue) in the prior period. Gross profit for the three months ended June 30, 2008 consisted of $6,449 from MECAR and $389 from MECAR USA, as compared to a gross loss of $5,735 from MECAR and a gross loss of $141 from MECAR USA in the prior period. The difference between MECAR and MECAR USA’s margin rates mainly resulted from in-house manufacturing that made up most of the MECAR’s revenue as compared to procurement contracts at MECAR USA that have lower margin. In constant U.S Dollars, based on 2007 currency exchange rates, MECAR would have reported a gross profit of $5,493 rather than the reported gross profit of $6,449, which would have been a decrease of $956 in gross profit as a result of exchange rates.

Cost of sales for the ES segment was $2,183 (37% of segment revenue) in 2008 as compared to $2,214 (65% of segment revenue) in 2007. Gross profit for the ES segment was $3,769 (63% of segment revenue) in

2008 as compared to $1,200 (35% of segment revenue) in 2007. Gross profit for the three months ended June 30, 2008 consisted of $2,700 from GMS and $1,069 from NSM as compared to a gross profit of $1,484 from GMS and a gross loss of $284 from NSM in the prior period. The growth of the ES segment profit in 2008 was a result of the increased sales volume at both GMS and NSM and reduced fixed operating costs, including the outsourcing of manufacturing, at NSM.

Most of the Company’s subsidiaries operate with a relatively high fixed cost structure. As a result, lower revenue levels can have a very unfavorable impact on profitability. The Company is focused on reducing these breakeven points wherever it can — on both a tactical and strategic level and is investing in business development and sales and marketing programs to ensure sales stay above break-even levels.

Selling and Administrative Expenses.  Selling and Administrative (SA) expenses as a percentage of revenue were 15% and 159% for the three months ended June 30, 2008 and 2007, respectively. SA expenses for the three months ended June 30, 2008 consisted of $2,886 from the AWE segment, $1,509 from the ES segment and $2,389 from the Corporate segment as compared to expenses of $1,630 from the AWE segment, $1,484 from the ES segment and $4,447 from the Corporate segment in the prior period.

The increase of $1,256 in the AWE segment was mainly due to a higher level of spending for professional services related to the restructuring of the MECAR credit facility and a higher level of operating activity at both MECAR and MECAR USA in the current period. SA remained consistent in the ES segment between the two periods. The decrease of $2,058 in the Corporate segment resulted from reduced spending in staffing, legal and professional costs in the current period.

The Company is focused on reducing administrative costs across all business segments. It is consolidating back office functions within operating segments and is focused on significant reductions in corporate expenses as restructuring consultants are expected to be reduced in 2008.

Research and Development.  Research and development (R&D) costs decreased $170 or (13)% for the three months ended June 30, 2008 from 2007 levels. This decrease was attributable to overall reduced spending on R&D projects in the current period. The Company had less technical resources focused on Research and Development (R&D) during the three months ended June 30, 2007 due to higher contracts in process in 2008 as labor is diverted to production activities.

Interest Income.  Interest income for the three months ended June 30, 2008 increased by $203 from 2007 levels. The increase in interest income was a result of having higher cash levels in 2008 compared to prior comparable period’s cash levels in 2007.

Interest Expense.  Interest expense for the three months ended June 30, 2008 was $2,445 as compared to prior period expense of $5,385. This decrease was mainly due to a write-down of outstanding unamortized debt issue cost of $1,749 from the debt restructuring in June 2007, an immediate recognition of costs incurred from the debt restructuring transactions of $1,644 in the prior period and an overall lower interest expense based on the reduced outstanding debt in 2008. Current period results were negatively impacted by $1,424 of increased interest expense associated with higher borrowing and increased financing charges associated with the MECAR’s short term restructuring that was completed in April 2008.

Net Loss on fair value of the senior convertible notes and warrants.  For the three months ended June 30, 2008, the Company recognized a net gain of $705 related to the fair value of the Notes and warrants as compared to the net loss of $4,392 for the comparable period in 2007. The change in the fair value of the Notes and warrants is due primarily to the change in the Company’s closing stock price and its volatility during the period. On June 30, 2008, the Company’s stock closed at $5.58 per common share as compared to $7.69 per common share on June 30, 2007. See Note 7 for a description of these instruments.

Other — Net.   Other — net for the three months ended June 30, 2008 improved by $107 from 2007 levels. This improvement in loss was associated with MECAR’s utilization of foreign currency forward contracts to minimize the foreign currency exposures in the three months ended June 30, 2008.

Pre-Tax Income (Loss)

The table below shows the pre-tax income (loss) by segment for the three months ended June 30, 2008 as compared to the same period in prior year.

	Pre-Tax Income (Loss) by Segment
	Three Months Ended		Three Months Ended
	June 30, 2008		June 30, 2007
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue

Ammunitions & Weapons Effects	$650	1%	$(9,485)	(199)%
Electronic Security	1,320	3	(1,344)	(28)
Corporate	(871)	(2)	(12,649)	(266)

Total	$1,099	2%	$(23,478)	(493)%

Ammunitions & Weapons Effects segment earned pre-tax income of $650 for the three months ended June 30, 2008 as compared to pre-tax loss of $9,485 for the comparable period in 2007. The improvement resulted from higher revenue levels from the receipt of several new large orders from various clients in Europe, North America and other export markets awarded in the second half of 2007 and in 2008 at MECAR. At MECAR the operating profit improved to $6,449 in the current period from a loss of $5,735 in the prior period. Current period results were negatively impacted by $1,424 of increased interest expense associated with higher borrowing and increased financing charges associated with the MECAR’s short term restructuring that was completed in April 2008. The favorable exchange rate between USD and Euro in 2008 as compared to 2007 also had positive impact on the overall segment results.

Electronic Security segment earned pre-tax income of $1,320 in 2008 as compared to pre-tax loss of $1,344 in 2007. This improvement in results was mainly due to higher revenue levels at both GMS and NSM during the three months ended June 30, 2008.

Corporate segment had pre-tax loss of $871 in 2008 as compared to pre-tax loss of $12,649 in 2007. This improvement in pre-tax loss was attributable to a gain recognized on the fair value of the Notes and warrants for the three months ended June 30, 2008 of $705 as compared to a loss of $4,392 in the prior period and reduced administrative expenses of approximately $2,058 and reduced interest expense of $4,363 in the current period.

Income Taxes.  The effective income tax rate for the three months ended June 30, 2008 and 2007 was 18% and 0%, respectively. The increase in the effective tax rate was due to an increase in the projected income in certain foreign subsidiaries that could not be offset by carryforward losses from prior years. The Company’s interim accounting for income taxes is in accordance with Financial Accounting Standard Board Interpretations Number 18, Accounting for Income Taxes in Interim periods.

Loss from discontinued operations, net of tax.  Loss from discontinued operations consisted of the gain on the sale of subsidiaries and the loss from discontinued operations. SeaSpace and The VSK Group were sold in 2007 and Titan was sold on March 17, 2008. There was no activity from discontinued operations in the three months ended June 30, 2008 as compared to a loss of $672 in 2007.

Net Income (Loss).  The Company had net income of $906 for the three months ended June 30, 2008 compared to a net loss of $24,155 in the same comparable period of 2007. The improvement was associated with the receipt of several new large orders at MECAR, a significant increase in revenue at the U.S based operations, a decrease in the loss recognized from the change in the fair value of the Notes and warrants at June 30, 2008 and reduced restructuring, legal expenses and interest expense at Corporate. The favorable exchange rate between USD and Euro in 2008 as compared to 2007 also had positive impact on the overall segment results.

Results of Operations for the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008		2007
	Amount	%	Amount	%

Revenue	$76,375	100.0%	$14,200	100.0%
Cost and expenses
Cost of sales	58,406	76.4	19,924	140.3
Selling and administrative	13,280	17.4	14,531	102.3
Research and development	2,270	3.0	2,019	14.2

Operating income (loss)	2,419	3.2	(22,274)	(156.8)
Other income (expense)
Interest income	426	0.5	317	2.2
Interest expense	(4,245)	(5.6)	(8,206)	(57.8)
Loss from fair value of notes and warrants	(527)	(0.7)	(7,766)	(54.7)
Other — net	(110)	(0.1)	(146)	(1.0)

Loss from continuing operations before income taxes	(2,037)	(2.7)	(38,075)	(268.1)
Income tax expense (benefit)	323	0.4	12	0.1

Net loss from continuing operations, net of tax	(2,360)	(3.1)	(38,087)	(268.2)
Gain on sale of subsidiaries, net of tax	113	0.2	—	—
Loss from discontinued operations, net of tax	(142)	(0.2)	(3,922)	(27.6)

Loss from discontinued operations, net of tax	(29)	—	(3,922)	(27.6)

Net Loss	$(2,389)	(3.1)%	$(42,009)	(295.8)%

Revenue.  The table below shows revenue by segment for the six months ended June 30, 2008 and 2007, respectively. Allied had revenue of $76,375 during the current period, which was 438% higher than its revenue in the same period of 2007.

	Revenue by Segment
	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Ammunitions & Weapons Effects	$67,117	88%	$6,551	46%
Electronic Security	9,258	12	7,649	54

Total	$76,375	100%	$14,200	100%

The Ammunition & Weapons Effects (AWE) segment revenue for the six months ended June 30, 2008 increased $60,566 (925%) from the prior period mainly due to a higher volume of MECAR contracts in process resulting from MECAR’s receipt of several new large orders from various clients in Europe, North America and other export markets awarded in July 2007. The 2008 revenue for MECAR USA has increased significantly based on a receipt of several new procurement contracts in the current year. AWE segment revenues for the six months ended June 30, 2008 included $57,674 of revenues from MECAR and $9,443 of revenues from MECAR USA as compared to $6,445 of revenues from MECAR and $106 of revenues from MECAR USA in the prior period. Based on a constant 2007 currency exchange rate for the period, the increase in the six month period for MECAR would have been $43,652 (677%) as compared to an actual increase of $51,229 (795%) from 2007 levels.

Revenue for the Electronic Security (ES) segment for the six months ended June 30, 2008 increased $1,609 (21%) from the prior comparable period of 2007. Revenue for the six months ended June 30, 2008 included $5,658 of revenue at GMS and $3,600 of revenues at NSM as compared to $3,874 of revenues at GMS and $3,775 of revenues at NSM in the prior period. The 2008 revenue for GMS increased by $1,784 for the six months ended June 30, 2008 from the prior comparable period as a result of the introduction of a number of new products and applications by GMS in late 2007. The decline of $175 in NSM revenue was primarily due to a lag in receipt of follow-on contracts with NSM’s largest customer, the U.S Army, from the prior year. Both GMS and NSM benefited from revenue associated with the frequency reallocation of certain U.S federal agencies.

Cost of Sales.  Cost of sales, as a percentage of revenue, for the six months ended June 30, 2008, was 76% compared to 140% for the same period in 2007. Gross profit (loss), as a percentage of revenues, was 24% and (40)% for the six months ended June 30, 2008 and 2007, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
		Percentage of		Percentage of
	Amount	Segment Revenue	Amount	Segment Revenue

Ammunitions & Weapons Effects	$54,472	81%	$15,529	237%
Electronic Security	3,934	42	4,395	57

Total	$58,406	76%	$19,924	140%

Cost of sales for the AWE segment was $54,472 (81% of segment revenue) in 2008 as compared to $15,529 (237% of segment revenue) in 2007. The change in cost of sales for the six months ended June 30, 2008 resulted primarily from higher revenue levels at MECAR. In 2007, MECAR’s cost of sales exceeded revenues as a result of a low level of revenues on MECAR’s fixed cost structure. Although MECAR had been effective in temporarily idling much of its workforce through agreements entered into with its labor unions to reduce its fixed cost structure during periods of low sales, the reductions were not sufficient to offset the reduced revenues for the six months ended June 30, 2007. Gross profit for the AWE segment was $12,645 (19% of segment revenue) in 2008 as compared to a gross loss of $8,978 (137% of segment revenue) in the prior period. Gross profit for the six months ended June 30, 2008 consisted of $12,147 from MECAR and $498 from MECAR USA, as compared to a gross loss of $8,731 from MECAR and a gross loss of $248 from MECAR USA in the prior period. In constant U.S Dollars, based on 2007 currency exchange rates, MECAR would have reported a gross profit of $10,552 rather than the reported gross profit of $12,147, which would have been a decrease of $1,595 in gross profit as a result of exchange rates.

Cost of sales for the ES segment was $3,934 (42% of segment revenue) in 2008 as compared to $4,395 (57% of segment revenue) in 2007. Gross profit for the ES segment was $5,324 (58% of segment revenue) in 2008 as compared to $3,254 (43% of segment revenue) in 2007. Gross profit for the six months ended June 30, 2008 consisted of $3,846 from GMS and $1,478 from NSM as compared to a gross profit of $2,456 from GMS and $798 from NSM in the prior period. The growth of the ES segment profit in 2008 was a result of increased sales volume at both GMS and NSM and reduced costs at NSM associated with the outsourcing of NSM’s production and restructuring of their fixed cost structure.

Most of the Company’s subsidiaries within the Company’s segment operate within a relatively high fixed cost structure. As a result, lower revenue levels can have a very unfavorable impact on profitability. The Company is focused on reducing these breakeven points wherever it can — on both a tactical and strategic level and is investing in business development and sales and marketing programs to ensure sales stay above break-even levels.

Selling and Administrative Expenses.  Selling and Administrative (SA) expenses as a percentage of revenue were 17% and 102% for the six months ended June 30, 2008 and 2007, respectively. SA expenses for the six months ended June 30, 2008 consisted of $5,681 from the AWE segment, $3,032 from the ES segment and $4,567 from the Corporate segment as compared to expenses of $4,217 from the AWE segment, $2,968 from the ES segment and $7,346 from the Corporate segment in the prior period.

The increase of $1,464 in the AWE segment was mainly due to a higher level of spending in professional services for the restructuring of the MECAR credit facility and increased level of operating activity at both

MECAR and MECAR USA in the current period. SA remained consistent in the ES segment between the two periods. The decrease of $2,779 in the Corporate segment resulted from reduced spending in staffing, legal and professional costs in the current period.

The Company is focused on reducing administrative costs across all business segments. It is consolidating back office functions within operating segments and is focused on significant reductions in corporate expenses as restructuring consultants are expected to be reduced in 2008.

Research and Development.  Research and development (R&D) costs increased $251 or (12)% for the six months ended June 30, 2008 from 2007 levels. This increase was attributable to an increase in cost at MECAR. During the six months ended June 30, 2008, MECAR had more technical resources focused on Research and Development (R&D) projects than during the prior year when many of the projects were idle.

Interest Income.  Interest income for the six months ended June 30, 2008 increased by $109 from 2007 levels. The increase in interest income was a result of having higher cash levels in 2008 compared to prior comparable period’s cash levels in 2007.

Interest Expense.  Interest expense for the six months ended June 30, 2008 was $4,245 as compared to 2007 expense of $8,206. This decline was mainly due to a write-down of outstanding unamortized debt issue cost of $1,749 from the debt restructuring in June 2007, an immediate recognition of costs incurred from the debt restructuring transactions of $1,644 in June 2007 and an overall lower interest expense based on the reduced outstanding debt in 2008. Current period results were negatively impacted by $1,642 of increased interest expense associated with higher borrowing and increased financing charges associated with the MECAR’s short term restructuring that was completed in April 2008.

Net Loss on fair value of the senior convertible notes and warrants.  The net loss recognized for the six months ended June 30, 2008 from the change in fair value of the Notes and warrants was $527 as compared to the net loss of $7,766 for the comparable period in 2007. The change in the fair value of the Notes and warrants is due primarily to the change in the Company’s closing stock price and its volatility during the period. On June 30, 2008, the Company’s stock closed at $5.58 per common share as compared to $7.69 per common share at June 30, 2007. See Note 7 for a description of these instruments.

Other — Net.  Other — net for the six months ended June 30, 2008 remained fairly consistent with the 2007 levels. This slight improvement in loss was associated with MECAR’s utilization of foreign currency forward contracts to minimize the foreign currency exposures in the six months ended June 30, 2008.

Pre-Tax Income (Loss)

The table below shows the pre-tax income (loss) by segment for the six months ended June 30, 2008 as compared to the same period in prior year.

	Pre-Tax Loss by Segment
	Six Months Ended		Six Months Ended
	June 30, 2008		June 30, 2007
		Percentage of		Percentage of
	Amount	Total revenue	Amount	Total revenue

Ammunitions & Weapons Effects	$2,059	3%	$(16,772)	(118)%
Electronic Security	474	—	(1,699)	(12)
Corporate	(4,570)	(6)	(19,604)	(138)

Total	$(2,037)	(3)%	$(38,075)	(268)%

Ammunitions & Weapons Effects segment earned pre-tax income of $2,059 for the six months ended June 30, 2008 as compared to pre-tax loss of $16,772 for the comparable period in 2007. The improvement was associated with the higher level of sales volume at both MECAR and MECAR USA. The favorable exchange rate between USD and Euro in 2008 as compared to 2007 also had positive impact on the overall segment results.

Electronic Security segment earned pre-tax income of $474 in 2008 as compared to pre-tax loss of $1,699 in 2007. This improvement in results was mainly due to higher sales activity and reduced fixed costs at NSM.

Corporate segment had pre-tax loss of $4,570 in 2008 as compared to pre-tax loss of $19,604 in 2007. This improvement in pre-tax loss was attributable to a smaller loss incurred from the fair value of the Notes and warrants for the six months ended June 30, 2008 and reduced administrative expenses and interest expense in the current period.

Income Taxes.  The effective income tax rate for the six months ended June 30, 2008 and 2007 was 16% and 0%, respectively. The increase in the effective tax rate was due to an increase in the projected income in certain foreign subsidiaries that could not be offset by carryforward losses from prior years. The Company’s interim accounting for income taxes is in accordance with Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and Financial Accounting Standard Board Interpretations Number 18, Accounting for Income Taxes in Interim periods.

Loss from discontinued operations, net of tax.  Loss from discontinued operations consisted of the gain on the sale of subsidiaries and the loss from discontinued operations. SeaSpace and The VSK Group were sold in 2007 and Titan was sold on March 17, 2008. The loss from discontinued operations for the six months ended June 30, 2008 was $142 as compared to a loss of $3,922 in 2007. The prior six months loss included a write-down of $3,878 of SeaSpace’s intangible assets and goodwill.

Net Loss.  The Company had a net loss of $2,389 for the six months ended June 30, 2008 compared to a net loss of $42,009 in the same comparable period of 2007. This positive change was associated with an improved profitability at all subsidiaries, a smaller loss incurred from the change in the fair value of the Notes and warrants at June 30, 2008 and reduced restructuring, legal expenses and interest expense at Corporate. The favorable exchange rate between USD and Euro in 2008 as compared to 2007 also had positive impact on the overall segment results.

Backlog.  As of June 30, 2008, the Company’s firm committed backlog was $153,070 compared to $37,767 at June 30, 2007. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting, as applicable. The table below shows the backlog by segment at June 30, 2008 and 2007, respectively.

	Backlog by Segment
	At June 30,		At June 30,
	2008		2007
		Percentage		Percentage
		of Total	Amount	of Total

Ammunitions & Weapons Effects	$149,354	98%	$33,797	89%
Electronic Security	3,716	2	3,970	11

Total	$153,070	100%	$37,767	100%

In addition, the Company had unfunded backlog, subject to an appropriation of governmental funds, of approximately $84,699 and $6,655 at June 30, 2008 and 2007, respectively, from both the AWE and ES segments. These are contracts or portions of contracts that do not have all of the appropriate approvals to be performed on. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog. The largest contract included in the unfunded balance was a MECAR contract that was fully awarded in the second half of 2007 that has been anticipated to be funded in the third quarter of 2008. To date, MECAR has received a notice of funding from the client, an end user certificate and export license for the contract and is working with the bank group to establish the applicable performance bond before reclassifying the contract as funded.

The significant increase in 2008 backlog for the AWE segment was attributable to MECAR’s receipt of several new large orders with various clients in Europe, North America and other export markets awarded in the second half of 2007 and in 2008 and an appreciation of the Euro during the current period. MECAR USA’s backlog has also grown to $35,954 at June 30, 2008, driven in part by new procurement contracts received in 2008 as compared to $1,096 at June 30, 2007.

Electronic Security’s current period backlog level remained consistent with the prior period levels, despite an increase in revenue in the current period based on the quick turning nature of many of the orders received by the ES segment.

Balance Sheet

The table below provides the summary consolidated balance sheets as of June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

ASSETS
Cash	$21,710	$34,802
Accounts receivable, net	16,283	9,339
Costs and accrued earnings on uncompleted contracts	67,432	39,313
Inventories, net	32,571	24,706
Other current assets	8,725	8,793
Other assets	42,241	43,298

TOTAL ASSETS	$188,962	$160,251

LIABILITIES
Bank overdraft facility	$18,143	$7,239
Accounts payable and accrued liabilities	42,538	32,677
Customer deposits	37,765	26,835
Other current liabilities	10,327	14,038
Senior convertible notes	19,426	19,392
Long-term debt and other liabilities	14,742	14,415

TOTAL LIABILITIES	142,941	114,596
STOCKHOLDERS’ EQUITY	46,021	45,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$188,962	$160,251

The Company’s June 30, 2008 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All Euro values were converted at the June 30, 2008 and December 31, 2007 conversion ratios of $1.5799 and $1.4729, respectively.

Working capital, which includes restricted cash, was $13,497 at June 30, 2008 as compared to $18,421 at December 31, 2007. This decrease in working capital was primarily a result of the reclassification of approximately $5,782 of the senior convertible notes to current liabilities based on the January 2009 “Put” date, a higher bank overdraft balance, and increased accounts payable and accrued liabilities at June 30, 2008 due to purchases in support of increased backlog.

The cash balance, restricted and unrestricted, at June 30, 2008 was $21,710 as compared to $34,802 at December 31, 2007. Restricted cash balances were $8,687 and $13,052 at June 30, 2008 and December 31, 2007, respectively. The restricted cash balance consists mainly of MECAR’s customer deposits of which a portion has been restricted to secure bank issued advance payment guarantees. The reduction in the restricted cash balance from December 31, 2007 was associated with local government support in Belgium that began in

April 2008 to guarantee a larger portion of MECAR’s performance bonds and advance payment guarantees for MECAR’s bank group, thereby reducing the restricted cash requirements. These additional guarantees by the local government will be in place until November 30, 2008.

Accounts receivable at June 30, 2008 increased by $6,944 from December 31, 2007 primarily from the higher billings at MECAR, offset by accelerated collections in the recent months at the ES segment and MECAR USA. Costs and accrued earnings on uncompleted contracts increased by $28,119 from the year ended December 31, 2007 primarily due to progress that is being made on a manufacturing basis on MECAR’s backlog that will be completed and shipped later in 2008. MECAR was prohibited from shipping products to its largest customer in the months June through August, thereby causing a buildup of contracts in progress in these months until completion and shipping arrangements can be made.

Inventories increased from December 31, 2007 by $7,865 due to a build up of inventories at MECAR based on the substantial increase in backlog at June 30, 2008 offset by an increase in the reserve for obsolescence of $441 due to continued aging of certain MECAR and GMS’s inventory with no specific plans for utilization.

Other current assets remained consistent between the two periods as a result of an offset between an increase in advance payments made to suppliers and a decrease in balance from the sale of Titan on March 17, 2008. In the prior period, Titan’s assets of $4,599 were included as assets held for sale.

Other assets decreased from $43,298 at December 31, 2007 to $42,241 at June 30, 2008. This decline was attributable to the recognition of scheduled semi-annual depreciation and amortization expense of $3,508 offset by approximately $1,025 of added capital expenditures in 2008 and a positive performance in the value of the Euro versus the U.S dollar.

The bank overdraft facility increased by $10,904 from December 31, 2007 as a result of additional draw downs made during the six month period in 2008 for MECAR’s operational needs. Accounts payable and accrued liabilities at June 30, 2008 increased by $9,861 from December 31, 2007 as a result of the timing of cash payments at MECAR and U.S based operations related to increased material purchases and the ramp up of contract activity at MECAR. Customer deposits increased by $10,930, primarily at MECAR, as a result of the increased backlog and the progress shipments on contracts in 2008.

Other current liabilities decreased by $3,711 from December 31, 2007 primarily due to the scheduled payments made in 2008 for Belgian social security liabilities and a reduction in liabilities held for sale of $2,051 from the sale of Titan.

Senior convertible notes balance remained consistent betweens two periods as a result of having a similar calculated fair value for both periods ended June 30, 2008 and December 31, 2007. See Note 7 of the financial statements for a full description of the transactions. In January, $5,782 of the notes were reclassified as current liabilities.

Long-term debt and long-term liabilities increased by $327 at June 30, 2008 from the December 31, 2007 level of $14,415. This was mainly associated with the positive performance in the value of Euro versus the U.S. dollar between June 30, 2008 and December 31, 2007.

Stockholders’ equity as of June 30, 2008, was negatively affected by the net loss for the six month period in 2008. This decrease was offset by a positive performance in the value of the Euro versus the U.S. dollar, which resulted in an increase in accumulated other comprehensive income. The Euro appreciated by approximately 7% from December 31, 2007.

Cash Flows

The table below provides the summary cash flow data for the periods presented.

	For Six Months
	Ended June 30,
	2008	2007

Net cash used in operating activities	$(19,972)	$(9,689)
Net cash provided by (used in) investing activities	1,428	(1,632)
Net cash provided by (used in) financing activities	9,082	(2,232)
Effects of exchange rate on cash	735	129

Operating Activities.  The Company used $19,972 of cash in its operating activities during the six months ended June 30, 2008 as compared to $9,689 of cash used in its operating activities during the same period of 2007. The cash used in continuing operations was $19,972 in 2008 as compared to $12,359 in the prior comparable period. Due to a completion of the sale of discontinued operations in late 2007 and in March 2008, discontinued operations generated no cash in the current period as compared to $2,670 of generated cash in the prior period.

The increase in cash used from continuing operations resulted from a significant change in operating assets and liabilities. The change in operating assets and liabilities used cash of $22,792 during the six month period of 2008 as compared to $7,732 of generated cash in the prior comparable period. The fluctuation in accounts receivable, and cost and accrued earnings on uncompleted contracts utilized cash of $30,948 in the six months ended June 30, 2008 as compared to $12,649 of generated cash in the prior period. In the current period, MECAR had a substantially higher level of revenues resulting in a corresponding increase in accounts receivable and cost and accrued earnings on uncompleted contracts as compared to prior comparable period. Due to an increase in 2008 inventory purchasing, the Company utilized $6,473 of cash in 2008, as compared to $1,408 of utilized cash in the prior comparable period of 2007. Due to required pre-payments and deposits to the suppliers in 2008, the Company utilized $4,457 of cash in current period as opposed to generated cash of $364 in the prior comparable period of 2007. As a result of a growth in customer deposits in the current period, the Company generated cash of $8,824 during the six months ended June 30, 2008 as opposed to the utilized cash of $8,968, driven by the relief of customer deposits from completed contracts in the prior comparable period. Cash paid for interest was $3,572 and $2,900 for the six months ended June 30, 2008 and 2007, respectively. Cash paid for income taxes was $52 and $646 for the six months ended June 30, 2008 and 2007, respectively, and includes federal, international and state taxes.

Investing Activities.  Net cash provided by investing activities increased by $3,060 between the two reported periods. This stemmed from the net proceeds received from the sale of Titan of $2,433 in 2008. The Company estimates that it has less than $500 of non-firm capital commitments outstanding as of June 30, 2008.

Financing Activities.  The Company generated $9,082 of cash from its financing activities during the six months ended June 30, 2008 compared to cash use of $2,232 during the same comparable period in 2007. This improvement of cash in the current period was related to increased MECAR’s bank overdraft facility and lower repayment on capital lease obligations.

Effects of Exchange Rate.  Due to significant fluctuation in exchange rates between USD and Euro between June 30, 2008 and 2007, the Company generated $735 of cash in current period compared to generated cash of $129 in the prior comparable period.

Allied.  The parent Company continues to operate based on management fees and dividends received from certain subsidiaries and proceeds of divestitures. The parent Company received dividends of $1,600 from GMS in April and May 2008. Allied has made cash infusions in MECAR, NSM, and MECAR USA to support working capital requirements and operating losses in 2008. In 2008, Allied mainly will look to fund MECAR on an interim basis as its working capital demands increase. MECAR USA, NSM and GMS are projected to operate without permanent financing from Allied for the remaining periods of 2008.

MECAR.  MECAR continues to operate from internally generated cash, funds provided by its bank facility, financing from capital leases and cash received from Allied and other affiliates. In addition, a loan of approximately $9,479 was provided by a local Belgian regional agency to extend MECAR’s working capital. The bank facility agreement provides (i) lines of credit for working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. In April 2008, the Company reached an agreement to extend and expand the credit facility until December 31, 2008. This agreement would require a partial repayment of MECAR’s cash line in July 2008 of approximately 50% of the working capital line of credit and repayment of the remainder by November 30, 2008. The performance bond and advance payment guarantees facility expires on December 31, 2008. The deadline for a partial repayment of MECAR’s cash line in July 2008 was extended through mid September 2008. Based on the timing of MECAR’s shipments in July 2008, the Company was unable to repay half of the cash line by July 31, 2008. As agreed with its bank group, MECAR paid down €2,000 on August 6, 2008, and the Company is working with the bank group to repay the remaining €3,100 cash line. The Company has proposed to make the repayment in September 2008 with the earlier of the cash proceeds of certain late July shipments or the proceeds of the Company’s anticipated sale of its GMS subsidiary, both of which are expected in September. MECAR’s bank group has verbally agreed to this proposal at the time of this filing, and they have continued to operate under the terms of the facility. If the Company is unable to secure a final agreement with the bank group, it will have to look to alternative funding sources to repay the remaining €3,100 cash line which may include additional borrowing. In April 2008, MECAR received additional temporary local support from the bank group to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008.

Other Subsidiaries.  NSM and MECAR USA operated in 2008 from cash generated from operations and cash infusions by Allied. In 2008, GMS operated from cash generated from operations.

Stock Repurchases.  The Company did not repurchase any shares of its common stock during the six months ended June 30, 2008 and does not anticipate repurchasing shares of its common stock during the remainder of 2008.

Off-Balance Sheet Arrangements.  As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008, the Company is not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s banking group. MECAR is obligated to repay the bank group any amounts it pays as a result of any demands on the bonds or guarantees.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. APB 14-1, which is applied retrospectively, is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact APB 14-1 will have on our financial position or results of operations.

In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact FSP 142-3 will have on our financial position or results of operations.

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
June 30, 2008

ITEM 3.	QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

Not required for a smaller reporting company.

ITEM 4T.	DISCLOSURE CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures

Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2008.

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

Date: August 14, 2008