Form 10-Q
period 2008-09-30
ALLIED DEFENSE GROUP INC
filed 2008-11-13
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of September 30, 2008: 8,080,203.

THE ALLIED DEFENSE GROUP, INC.

INDEX

		PAGE
		NUMBER

	PART I. FINANCIAL INFORMATION — UNAUDITED
Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Balance Sheets at September 30, 2008 and December 31, 2007	2
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and 2007	3
	Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2008 and the year ended December 31, 2007	4
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4T.	Controls and Procedures	43

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Submission of Matters to a Vote of Security Holders	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
	Signatures

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	September 30,	December 31,
	2008	2007(a)

ASSETS
Current Assets
Cash and cash equivalents	$5,093	$21,750
Restricted cash	7,993	13,052
Accounts receivable, net	19,881	6,965
Costs and accrued earnings on uncompleted contracts	56,100	39,313
Inventories, net	22,569	22,027
Prepaid and other current assets	6,627	4,098
Assets held for sale	18,095	24,177

Total current assets	136,358	131,382

PROPERTY, PLANT AND EQUIPMENT, NET	21,177	24,585

Other Assets
Intangible assets, net	479	493
Goodwill	—	3,495
Other assets	235	296

Total other assets	714	4,284

TOTAL ASSETS	$158,249	$160,251

CURRENT LIABILITIES
Current maturities of senior secured convertible notes	$19,493	$13,610
Bank overdraft facility	5,372	7,239
Current maturities of long-term debt	4,433	881
Accounts payable	19,443	16,370
Accrued liabilities	20,880	15,780
Belgium social security	3,983	8,307
Customer deposits	30,250	26,835
Foreign exchange contracts	1,398	—
Income taxes	3,969	3,680
Liabilities held for sale	3,801	5,830

Total current liabilities	113,022	98,532

LONG TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	7,450	9,439
Senior secured convertible notes, less current maturities	—	5,782
Derivative instrument	283	183
Other long-term liabilities	691	660

Total long-term obligations	8,424	16,064

TOTAL LIABILITIES	121,446	114,596

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 8,080,203 at September 30, 2008 and 8,013,161 at December 31, 2007	808	801
Capital in excess of par value	55,765	55,355
Retained deficit	(36,518)	(27,909)
Accumulated other comprehensive income	16,748	17,408

Total stockholders’ equity	36,803	45,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,249	$160,251

(a)	Condensed consolidated balance sheet as of December 31, 2007, has been derived from audited consolidated financial statements.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$50,813	$11,247	$121,530	$21,573
Cost and expenses
Cost of sales	44,078	10,938	100,671	29,444
Selling and administrative	5,678	5,962	17,285	19,046
Research and development	683	599	2,067	1,797
Impairment of goodwill and long-lived assets	3,957	—	3,957	—

Operating loss	(3,583)	(6,252)	(2,450)	(28,714)

Other income (expenses)
Interest income	103	75	513	382
Interest expense	(1,432)	(1,584)	(5,494)	(9,359)
Net gain (loss) on fair value of senior convertible notes and warrants	(155)	1,080	(682)	(6,686)
Other-net	(2,173)	(37)	(2,290)	(171)

	(3,657)	(466)	(7,953)	(15,834)

Loss from continuing operations before income taxes	(7,240)	(6,718)	(10,403)	(44,548)
Income tax (benefit) expense	174	(8)	496	3

Loss from continuing operations	(7,414)	(6,710)	(10,899)	(44,551)

Income from discontinued operations, net of tax
Gain on sale of subsidiaries	—	29,774	113	29,774
Income (loss) from discontinued operations	1,194	(781)	2,177	(4,949)

	1,194	28,993	2,290	24,825

NET INCOME (LOSS)	$(6,220)	$22,283	$(8,609)	$(19,726)

Earnings (loss) per share — basic and diluted:
Net loss from continuing operations	$(0.92)	$(0.85)	$(1.36)	$(6.37)
Net earnings from discontinued operations	0.15	3.67	0.29	3.55

Total earnings (loss) per share — basic and diluted	$(0.77)	$2.82	$(1.07)	$(2.82)

Weighted average number of common shares:
Basic and diluted	8,067,089	7,897,299	8,034,164	6,987,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital		Other	Total
	Stock, No		$.10	in Excess	Retained	Comprehensive	Stockholders’
	Par Value	Shares	Par value	of Par value	(Deficit)	Income (Loss)	Equity

Balance at January 1, 2007	$—	6,440,944	$644	$43,312	$(6,631)	$18,022	$55,347
Common stock awards	—	59,986	6	710	—	—	716
Retired stocks	—	(1,668)	—	(14)	—	—	(14)
Employee stock purchase plan purchases	—	47,431	4	358	—	—	362
Common stock converted from Notes	—	150,500	15	1,392	—	—	1,407
Common stock issued to noteholders	—	1,288,000	129	9,415	—	—	9,544
Directors’ deferred stock compensation	—	—	—	(275)	—	—	(275)
Issue of stock options	—	—	—	216	—	—	216
Exercise of warrants		27,968	3	241	—	—	244
Comprehensive loss:
Net loss for the year ended	—	—	—	—	(21,278)	—	(21,278)
Currency translation adjustment related to sale of The VSK Group	—	—	—	—	—	(4,491)	(4,491)
Currency translation adjustment	—	—	—	—	—	3,877	3,877

Total comprehensive loss							(21,892)

Balance at December 31, 2007	$—	8,013,161	$801	$55,355	$(27,909)	$17,408	$45,655
Common stock awards	—	52,395	5	224	—	—	229
Retired stocks	—	(1,351)	—	(9)	—	—	(9)
Employee stock purchase plan purchases	—	15,998	2	92	—	—	94
Issue of stock options	—	—	—	49	—	—	49
Directors’ deferred stock compensation	—	—	—	54	—	—	54
Comprehensive loss:
Net loss for the nine months ended	—	—	—	—	(8,609)	—	(8,609)
Currency translation adjustment	—	—	—	—	—	(660)	(660)

Total comprehensive loss							(9,269)

Balance at September 30, 2008	$—	8,080,203	$808	$55,765	$(36,518)	$16,748	$36,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities
Net loss	$(8,609)	$(19,726)
Less: Gain on sale of subsidiaries	(113)	(29,774)
Discontinued operations, net of tax	(2,177)	4,949

Loss from continuing operations	(10,899)	(44,551)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	4,254	3,834
Amortization of debt discount and debt issue costs	88	3,297
Impairment of goodwill and long-lived assets	3,957	—
Unrealized loss on forward contracts	1,473	—
Loss (gain) on sale of fixed assets	(19)	(18)
Net loss related to fair value of notes and warrants	682	6,686
Interest and penalties converted to debt principal	—	1,204
Provision for estimated losses on contracts	926	1,216
Provision for warranty reserves, uncollectible accounts and inventory obsolescence	738	1,254
Common stock and stock option awards	292	1,099
Deferred director stock awards	54	(293)
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses
Restricted cash	5,076	3,621
Accounts receivable	(13,913)	2,353
Costs and accrued earnings on uncompleted contracts	(18,504)	6,221
Inventories	(1,326)	649
Prepaid and other current assets	(2,553)	645
Accounts payable and accrued liabilities	3,832	7,678
Customer deposits	4,074	(10,855)
Deferred compensation	40	2
Income taxes	390	(219)

Net cash used in operating activities — continuing operations	(21,338)	(16,177)
Net cash provided by operating activities — discontinued operations	3,788	3,915

Net cash used in operating activities	(17,550)	(12,262)

	Nine Months Ended September 30,
	2008	2007

Cash flows from investing activities
Capital expenditures	(1,556)	(726)
Proceeds from sale of subsidiaries	2,433	43,474
Proceeds from sale of fixed assets	20	12

Net cash provided by investing activities — continuing operations	897	42,760
Net cash used in investing activities — discontinued operations	(71)	(1,991)

Net cash provided by investing activities	826	40,769

Cash flows from financing activities
Decrease in bank overdraft	(1,822)	(5,632)
Principal payment on senior secured notes	(481)	(867)
Increase in short-term borrowings	2,588	—
Proceeds from issuance of senior convertible notes	—	15,376
Net cash transferred to discontinued operations	—	(411)
Principal payments on long-term borrowing	(58)	(1,675)
Repayment on capital lease obligations	(691)	(1,426)
Debt issue cost on senior secured notes	—	(1,296)
Proceeds from employee stock purchases	80	285
Retirement of stock	(9)	—

Net cash provided by (used in) financing activities — continuing operations	(393)	4,354
Net cash provided by financing activities — discontinued operations	—	161

Net cash provided by (used in) financing activities	(393)	4,515

Net change in cash of discontinued operations	—	(2,085)
Effects of exchange rate on cash	460	2,944

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,657)	33,881
Cash and cash equivalents at beginning of period	21,750	16,397

Cash and cash equivalents at end of period	$5,093	$50,278

Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$5,518	$3,695
Taxes	$99	$1,018
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in exchange of convertible notes	$—	$9,544
Interest and financing charges converted to debt principal	$—	$1,605
Capital leases	$26	$2

The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K) for the period ending December 31, 2007.

As discussed in Note 17, the results of operations, financial position and cash flows of Titan Dynamics Systems, SeaSpace, The VSK Group and GMS, that were previously reported in the AWE segment, Other segment and the ES segments, respectively, have been reported as discontinued operations for all periods presented. SeaSpace was sold by the Company in July 2007, The VSK Group in September 2007, Titan in March 2008 and GMS in October 2008. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to the Company’s continuing operations.

Liquidity and Capital Resources

During 2007, the Company faced liquidity challenges mainly resulting from the reduction of revenues and significant operating losses at MECAR, financing costs associated with registration delay penalties and interest premiums paid to the holders of its Convertible Notes, legal and restructuring costs associated with alleged events of default with the Convertible Note holders and the issuance of new Convertible Notes in June and July 2007, operational restructuring activities at MECAR and NSM to reduce the fixed cost base of those operations, and the continuing use of cash at several of the Company’s smaller US-based subsidiaries. Over the past twelve months, the Company has divested several subsidiaries and improved its operating results. In the nine months ended September 30, 2008, the Company increased its revenue by $99,957, more than 463%, and reduced operating losses.

The Company managed through its cash liquidity issues in 2007 by issuing an additional $15,376 of Convertible Notes in June and July 2007 and from cash generated as a result of the divestitures of SeaSpace in July 2007 and The VSK Group in September 2007. SeaSpace generated net proceeds of $674 while the VSK group generated net proceeds of $21,894, after repayment of $19,949 to the Note holders, pursuant to the terms of the Convertible Notes. In addition, on October 1, 2008, the Company’s GMS subsidiary sold substantially all of its assets in a transaction that provided net proceeds of approximately $6,800, after repayment of $10,908 to the note holders, pursuant to the terms of the Convertible Notes and the repayment of the GMS acquisition promissory note of $3,392.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2008, MECAR reached an agreement with its existing bank group regarding its credit facility. The agreement provides for an expansion of the total credit facility from approximately $61,914 (€42,850) to $65,924 (€45,625). The credit facility was restructured and the portion designated for tax prepayments was terminated. The agreement provides for a cash line of $14,738 (€10,200) and performance bond and advance payment guarantee line of $51,186 (€35,425). The agreement required a partial repayment of MECAR’s cash line of $7,369 (€5,100) in July 2008 and the remainder to be repaid by November 30, 2008. The performance bond and advance payment guarantee line expires on December 31, 2008. After that date the Company will be unable to issue any new performance bonds or advance payment guarantees without a new credit facility. Based on the timing of MECAR’s shipments in July 2008, the Company was unable to repay half of the cash line by July 31, 2008, but subsequently made the required repayments to the banking facility in the third quarter of 2008. Based on cash flow projections, the Company believes its MECAR subsidiary will be able to repay the remaining $7,369 (€5,100) by November 30, 2008 with cash generated from operations. MECAR has shipments of approximately $52,258 (€ 36,167) which have occurred and are projected for the balance of the fourth quarter of 2008 to its largest client that will allow the subsidiary to generate cash in the fourth quarter in addition to other operating activities that will generate cash.

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

The Company is in discussions with members of the existing MECAR bank facility and other financial institutions to replace the existing credit facility. The anticipated new credit facility will have both a revolving cash line facility and performance bond and advance payment guarantee line like the existing facility. The Company may look to expand the size of the performance bond and advance payment guarantee line to meet its projected requirements. The refinancing of the credit facility, in some form, is critical to the Company’s ability to continue operations. Initial interest in establishing a new banking relationship has been expressed by certain existing bank group members although specific terms have not been documented at this time.

As of September 30, 2008, the principal outstanding balance of the Convertible Notes was $19,876. From October 4 through 14, 2008, the Company repaid $10,908 of the Convertible Notes with the proceeds of the GMS asset sale as required by terms of the agreement. In addition, as described in Note 8 of the condensed consolidated financial statements, the Company’s Convertible Notes have a put feature that allows the holders to put the notes back to the Company on December 26, 2008 and/or January 19, 2009 based on the date of issuance. As permitted by the provisions of the Company’s Convertible Notes, on October 10 through 14, 2008, the Company received notices from all four of its note holders requiring the Company to redeem all of the outstanding Notes at face value on December 26, 2008 and January 19, 2009. The Company is required to redeem $8,039 on December 26, 2008 and $928 on January 19, 2009. The Company will use the remaining GMS proceeds, its existing cash balances, and cash generated from operations, as needed, to repay the Convertible Notes.

At September 30, 2008, the Company had $5,093 in cash on hand. For the nine months ended September 30, 2008, the Company used $21,338 of cash for operating activities from continuing operations mainly related to increases in accounts receivable and costs and accrued earnings on uncompleted contracts at MECAR as it performs on its substantial backlog. The Company does not anticipate continuing to use cash at this level for the remainder of 2008 as MECAR will increase its billings as the contracts in progress are shipped and generate cash collections from accounts receivable in the fourth quarter of 2008.

In general, the Company believes that it has adequate cash sources to fund operations for the remainder of 2008 based on its strong current backlog and its history of performing on a profitable basis when backlog is substantial. The Company believes it will have adequate cash to meet the convertible note holders “put” in

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2008 and January 2009. As noted above, management has begun the process of securing a long-term credit facility solution for MECAR. Management believes, based on MECAR’s historic performance when it has substantial backlog as well as its operating performance since the fourth quarter of 2007, that adequate opportunities will be available to finalize a long-term solution for the Company’s credit needs.

While the Company is looking to secure long-term MECAR financing and be able to satisfy the put feature on its Convertible Notes, there can be no assurance that:

•	The Company will be successful securing MECAR’s long-term financing.

•	The Company will be successful generating adequate cash at its MECAR subsidiary in the fourth quarter of 2008 to repay its existing credit facility.

•	The Company will be successful in taking necessary steps to be in a position to satisfy the “put” of its senior secured convertible notes which will be made in December 2008 and January 2009.

•	The Company will be successful in its restructuring and turnaround efforts at its subsidiaries.

•	The Company will be able to meet the financial debt covenants of its debt instruments.

The Company has less than $200 of firm commitments for capital expenditures outstanding as of September 30, 2008.

Reclassification

Certain items previously reported in specific financial statement captions have been reclassified to conform to the current presentation.

NOTE 2 —	PRINCIPLES OF CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries as follows:

•	ARC Europe, S.A. (“ARC Europe”), a Belgian company,

•	Allied Research Corporation Limited (“Limited”), an inactive United Kingdom company,

•	News/Sports Microwave Rental, Inc. (“NSM”), a California corporation,

•	MECAR USA, Inc. (“MECAR USA”), a Delaware corporation,

•	Global Microwave Systems, Inc (GMS), a California corporation. (Discontinued Operation)

ARC Europe includes its wholly-owned subsidiaries MECAR S.A. (“MECAR”), Sedachim S.I. S.A., and Hendrickx S.A.

The Company operates in two primary operating segments, which are outlined below:

Ammunition & Weapons Effects.  This segment includes the Belgium subsidiary MECAR and the U.S. subsidiary MECAR USA. MECAR and MECAR USA focus on ammunition, light weapons and some pyrotechnic devices and has begun purchasing and selling weapon systems and/or ammunition manufactured by others, in the form of pass through contracts for the benefit of the U.S government and other foreign governments. Titan and Allied Technology were previously included in this segment. Titan designs, manufactures and sells an extensive line of battlefield effects simulators. Titan and Allied Technology were sold on March 17, 2008 and have been eliminated from all segment reporting.

Electronic Security.  This segment includes the operations of NSM. The Electronic Security (ES) segment provides products in the areas of security systems, surveillance and electronic data transmission. NSM designs, manufactures, distributes and services industrial and law enforcement security products and systems. The VSK Group and GMS were previously included in this segment. The VSK Group and GMS

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were sold in September 2007 and October 2008, respectively, and have been eliminated from all segment reporting.

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

NOTE 3 —	ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Accounts receivable at September 30, 2008 and December 31, 2007 are comprised as follows:

	September 30,	December 31,
	2008	2007

Direct and indirect receivables from governments	$17,650	$2,657
Commercial and other receivables	3,259	4,960

	20,909	7,617
Less: Allowance for doubtful receivables	(1,028)	(652)

	$19,881	$6,965

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

Costs and accrued earnings on uncompleted contracts totaled $56,100 and $39,313 at September 30, 2008 and December 31, 2007, respectively.

NOTE 4 —	INVENTORIES

Inventories at September 30, 2008 and December 31, 2007 are comprised as follows:

	September 30,	December 31,
	2008	2007

Raw materials	$13,042	$13,106
Work in process	11,600	11,096
Finished goods	393	—

	25,035	24,202
Less: Reserve for obsolescence	(2,466)	(2,175)

	$22,569	$22,027

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 5 —	GOODWILL

The Company had goodwill of $3,495 at December 31, 2007. Goodwill is solely from the ES Segment. As required by SFAS No. 142, the Company performs, at the component level of the segments, a review each year or earlier if an indicator of potential impairment of goodwill exists. The impairment review is based on a discounted cash flow approach that uses estimates of future cash flows discounted at the Company’s weighted average cost of capital. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. No impairment was recorded at December 31, 2007. In the fourth quarter of 2008, the Company committed to a formal plan to sell NSM, which has been previously reported in the Electronic Security segment. The Company is in negotiations with prospective purchasers. Based on such negotiations and nonbinding offers received during the third quarter of 2008, the Company recorded a goodwill impairment of $3,495 during the third quarter of 2008 to write down NSM’s assets to estimated fair value less costs to sell.

NOTE 6 —	IMPAIRMENT OF LONG-LIVED ASSETS

On September 30, 2008, the Company recorded $462 in impairment charges for long-lived assets related to the Company’s Enterprise Reporting Package (ERP) computer system. As the Company has reduced its head count as a result of selling a number of its subsidiaries, the Company determined that the carrying value of the ERP system exceeds its fair value. The fair value of the ERP system was determined based on replacement cost.

NOTE 7 —	BANK OVERDRAFT CREDIT FACILITY

MECAR is obligated under an agreement (the Agreement), modified in April 2008, with its foreign banking syndicate that provides credit facilities of up to €45,625 (approximately $65,924) primarily for bank guarantees including performance bonds, letters of credit and similar instruments required for specific sales contracts, as well as a line of credit for working capital. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. The Agreement requires that MECAR maintain certain financial covenants. As of December 31, 2007, MECAR was not in compliance with the facility covenants due to violations of the financial performance covenants. In April 2008, MECAR obtained a waiver from the bank group for this 2007 noncompliance. In April 2008, the Company reached an agreement to extend and expand the credit facility until December 31, 2008. This agreement required a partial repayment of MECAR’s cash line of approximately €5,100 in July 2008 and the remainder to be repaid by November 30, 2008. The Company did not meet the first requirement on July 31, 2008 but subsequently made this required repayment to the bank facility later in the third quarter of 2008.

Effective July 1, 2007, a local Belgian regional agency began providing guarantees up to 50% of MECAR’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. In April 2008, MECAR’s bank group received additional temporary local support from the agency to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008. These additional guarantees allow MECAR to reduce its restricted cash requirements by approximately $8,669 (€6,000) during the May to November 2008 period.

As of September 30, 2008 and December 31, 2007, the guarantees and performance bonds of approximately $55,172 and $37,523, respectively, were outstanding. Advances for working capital provided for under the bank overdraft facility and notes payable, amounted to $7,828 and $7,239 at September 30, 2008 and December 31, 2007, respectively. Performance bonds and advance payment guarantees under the Agreement are secured by restricted cash of approximately $7,737 and $12,838, at September 30, 2008 and December 31, 2007, respectively. MECAR is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility agreement is used to provide these financial guarantees and places restrictions on certain cash deposits and other liens on MECAR’s assets. In addition, certain customers make advance deposits and require MECAR’s bank to restrict up to forty percent of the advance deposit as collateral. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of all of MECAR’s assets. The credit facility agreement will expire on December 31, 2008, although the existing outstanding performance bonds and advance payment guarantees will be in place until their intended maturity.

NOTE 8 —	LONG-TERM OBLIGATIONS

Long-term obligations as of September 30, 2008 and December 31, 2007 consist of the following:

	September 30,	December 31,
	2008	2007

Fair value of Senior secured convertible notes	$19,493	$19,392
SOGEPA loan	8,670	8,837
Bank note payable	2,456	—
Capital leases and other	757	1,483

Total long-term debt	31,376	29,712
Less: Current maturities	(23,926)	(14,491)

Long-term debt, less current maturities and unamortized discount	$7,450	$15,221

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

The Company elected to carry both the Initial Notes and the Amended Notes at fair value under SFAS 155 Accounting for Certain Hybrid Instruments. At June 26, 2007, the Company determined the fair value of the Initial Notes was $36,979. In determining fair value, the Company considers all available information, including the terms of any potential settlement and/or modification and the probability of such settlement and/or modification occurring. As a result, the carrying amount of the Initial Notes immediately prior to the

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing of the Exchange Transaction reflected the settlement provisions of Amendment Agreement so that the fair value of the Initial Notes immediately prior to the Exchange Transaction equaled the fair value of the common stock issued of $9,544 plus the fair value of the Amended Notes of $27,435.

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

As of September 30, 2008, the principal outstanding balance of Convertible Notes was $19,876. From October 4 through 14, 2008, the Company repaid $10,908 of the Convertible Notes with the proceeds of the GMS asset sale as required by terms of the agreement. The GMS asset sale was completed on October 1, 2008. As permitted by the provisions of the Notes, on October 10 through 14, 2008, the Company received notices from all four of its note holders requiring the Company to redeem all of the outstanding Notes at face value on December 26, 2008 and January 19, 2009. The Company is required to redeem $8,039 on December 26, 2008 and $928 on January 19, 2009. The Company will use the remaining GMS proceeds, its existing cash balances, and cash generated from operations, as needed, to repay the Notes.

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

The Company determined the fair value of the Notes at September 30, 2008 and December 31, 2007 was as follows:

	September 30,	December 31,
	2008	2007

Amended Notes	$12,886	$13,134
First Closing of New Notes	500	476
Second Closing of New Notes	6,107	5,782

	$19,493	$19,392

For the three and nine months ended September 30, 2008, the Company recorded a net loss of $67 and $582, respectively, related to the calculated fair values of the Amended Notes, First Closing and Second Closing of New Notes at September 30, 2008. For the three and nine months ended September 30, 2007, the net gain and net loss related to the calculated fair values of the Amended Notes and First Closing of New Notes was $1,240 and $7,425, respectively, at September 30, 2007.

The face value of the amount owed on the Notes as of September 30, 2008 and December 31, 2007 was as follows:

	September 30,	December 31,
	2008	2007

Amended Notes	$13,282	$13,763
First Closing of New Notes	499	499
Second Closing of New Notes	6,095	6,095

	$19,876	$20,357

As noted above, on October 4 through 14, 2008, $10,908 of these Notes were repaid from the proceeds of the GMS sale that was completed on October 1, 2008.

Warrants  On March 6, 2006, in conjunction with the issuance of the Initial Notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with EITF 00-19, Accounting for Derivative Instruments Index to, and Potentially Settled in, a Company’s Own Stock, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as liabilities, presented as derivative instrument on the balance sheet, and are being recorded and carried at the fair value of the instrument. At September 30, 2008 and December 31, 2007, the Company determined the fair value of the warrants was $283 and $183, respectively. For the three and nine months ended September 30, 2008, the Company recorded a loss of $88 and $100, respectively, related to the calculated fair value adjustment of the warrants at September 30, 2008. For the three and nine months ended September 30, 2007, the Company recorded a loss of $160 and a gain of $739, respectively, related to the calculated fair value adjustment of the warrants at September 30, 2007.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SOGEPA Loan.  On December 20, 2007, MECAR entered into a €6,000 (approximately $9,479) loan agreement with the Société Wallonne de Gestion et de Participations (“SOGEPA”), a local Belgian regional agency to provide MECAR with additional working capital financing. The loan matures on December 20, 2012 and accrues interest at 4.95% per year. Quarterly interest payments are due during the first year of the loan, with quarterly principal and interest payments due thereafter. The loan is secured by a mortgage covering property owned by MECAR. As part of the loan, MECAR is required to maintain certain capital requirements as defined in the loan agreement. MECAR paid debt issue costs of $141 in connection with the loan which is being amortized over the term of the loan. The unamortized debt issue cost was $118 and $141 at September 30, 2008 and December 31, 2007, respectively. The outstanding balance due on the loan was $8,669 (€6,000) and $8,837 (€6,000) at September 30, 2008 and December 31, 2007, respectively.

Capital lease and other.  The Company is also obligated on various vehicle, and equipment capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 2.92% to 11.00% and mature at various dates through 2010. In addition, NSM had a note for a vehicle of $4 at December 31, 2007, which was fully paid-off during the nine months ended September 30, 2008.

Other than as disclosed above with regard to the Notes, no other debt classified as long-term contain cross-default provisions.

NOTE 9 —	DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives not designated as hedges

The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers and certain purchase commitments. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is MECAR’s functional currency. The Company records all derivatives on the balance sheet at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company no longer utilizes derivatives that are designated as fair value or cash flow hedges. As such, realized and unrealized (gains) losses from derivative contracts are reported in the income statement and amounted to $1,249 and $1,398, for the three and nine months ended September 30, 2008, respectively. In 2007, the Company did not enter any foreign currency future contracts or forward exchange rates to minimize the foreign currency exposures.

NOTE 10 —	FAIR VALUE MEASUREMENTS

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at September 30, 2008:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets or	Observable	Unobservable
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total

Liabilities
Senior secured convertible notes	$—	$19,493	$—	$19,493
Derivative instrument	—	283	—	283
Foreign exchange contract	—	1,398	—	1,398

	$—	$21,174	$—	$21,174

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 11 —	EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share excludes potential common shares and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share excludes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is anti-dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2008 and 2007, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net loss from continuing operations	$(7,414)	$(6,710)	$(10,899)	$(44,551)
Net earnings from discontinued operations	1,194	28,993	2,290	24,825

Net earnings (loss)	$(6,220)	$22,283	$(8,609)	$(19,726)

Weighted average number of basic and diluted shares	8,067,089	7,897,299	8,034,164	6,987,508

Basic and diluted net loss per share from continuing operations	$(0.92)	$(0.85)	$(1.36)	$(6.37)
Basic and diluted net earnings per share from discontinued operations	0.15	3.67	0.29	3.55

Total	$(0.77)	$2.82	$(1.07)	$(2.82)

For the three and nine months ended September 30, 2008, the Company has excluded convertible notes and warrants of 2,125,738 and 411,593 shares, respectively, from the calculation of earnings per share since their effect would be anti-dilutive. At September 30, 2007, convertible notes, stock options and warrants of 4,461,280, 12,256 and 411,593 shares, respectively were excluded from the calculation of earnings per share for the three and nine months ended September 30, 2007 since their effect would be anti-dilutive.

NOTE 12 —	COMPREHENSIVE INCOME (LOSS)

A summary of the components of Comprehensive Income (Loss) for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net Income (Loss)	$(6,220)	$22,283	$(8,609)	$(19,726)
Currency Translation Adjustment	(3,146)	2,620	(660)	3,386
Accumulated currency translation adjustments attributable to the VSK Group	—	(4,448)	—	(4,448)

Comprehensive Income (Loss)	$(9,366)	$20,455	$(9,269)	$(20,788)

The currency translation adjustment for the three and nine months ended September 30, 2008 and 2007 resulted from the change in the value of the Euro during the respective periods.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 13 —	SHARE-BASED COMPENSATION

Total share-based compensation was $131 (including outside directors compensation of $85) and $225 (including outside directors compensation of $63) for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, respectively, the Company incurred $436 (including outside directors compensation of $211) and $725 (including outside directors compensation of $182) in total share-based compensation. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.

On March 4, 2008, the Company granted options to purchase 20,000 shares of its common stock. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the date of grant were $2.67. The weighted average assumptions used in the model for the nine months ended September 30, 2008 were as follows:

Nine Months Ended
September 30,
2008

Risk free interest rate	1.53%
Expected volatility rate	92.11%
Expected life — year	1
Dividend yield	—

The risk free interest rate is equal to the U.S. Treasury Bill rate for the auction closest to period end. The expected volatility is calculated from the Company’s daily closing stock price starting with the options grant date and going back one year. The expected life in years is the vesting period of the stock options based on general Company experience that the options will be exercised upon vesting. Though no restricted shares of its common stock were granted, as part of the annual directors’ compensation for 2008, 52,395 shares were issued to five directors during the nine months ended September 30, 2008.

During the nine months ended September 30, 2007, the Company granted no options but did grant 18,800 nonvested restricted shares of its common stock. In addition, 18,881 shares were issued to three directors who retired from the Company’s Board of Directors in February 2007 in settlement of the deferred compensation obligations to these directors and 23,405 shares were issued to five directors as part of the annual directors’ compensation on July 1, 2007.

NOTE 14 —	INDUSTRY SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues from external customers
Ammunitions & Weapons Effects	$49,248	$10,193	$116,365	$16,744
Electronic Security	1,565	1,054	5,165	4,829

	$50,813	$11,247	$121,530	$21,573

Segment profit (loss) before provision for income taxes
Ammunitions & Weapons Effects	$53	$(3,050)	$2,840	$(18,351)
Electronic Security	(4,106)	(1,030)	(4,240)	(2,233)
Corporate	(3,187)	(2,638)	(9,003)	(23,964)

	$(7,240)	$(6,718)	$(10,403)	$(44,548)

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The segment profit (loss) before provision for income taxes includes all revenue and expenses at the subsidiary level excluding any corporate fees passed to the subsidiary in the form of management fees. Corporate includes all expenses of the Corporate office before an allocation of management fees to the subsidiaries.

NOTE 15 —	PROVISION FOR TAXES

As required under Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, the Company has estimated its annual effective tax rate for the full fiscal year 2008 and applied that rate to its income before income taxes in determining its provision for income taxes for the nine months ended September 30, 2008 and 2007. For the three and nine months ended September 30, 2008, the Company’s consolidated annualized effective tax rate was 2% and 5%, respectively. For the three and nine months ended September 30, 2007, the Company’s consolidated annualized effective tax rate was zero for both periods.

The Company adopted FIN 48 on January 1, 2007, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more-likely-than-not that the position will be sustained. There has been no change in our financial position and results of operations due to the adoption of FIN 48.

As of January 1, 2007 and September 30, 2008, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. No interest or penalties were accrued as of January 1, 2007 as a result of the adoption of FIN 48. For each of the three and nine months ended September 30, 2008 and 2007, there was no interest or penalties recorded or included in tax expense.

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

Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with SFAS No. 109 Accounting for Income Taxes. The Company will continue to periodically review the adequacy of the tax valuation allowance and may, at some point in the future based on continued profit, reverse the tax valuation allowance. At December 31, 2007, the Company had US net operating loss carryforwards of $46,705, which will begin to expire in 2010 and foreign NOLs of approximately $79,947, which may be carried forward indefinitely. The Company had foreign tax credits and alternative minimum tax credits of approximately $5,104 and $458, respectively, at December 31, 2007. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credits do not expire.

See Note 16 — Commitments and Contingencies for disclosure on Belgian tax contingency.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16 —	COMMITMENTS AND CONTINGENCIES

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

Indemnification provisions.

On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,541 in net proceeds. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. Theses indemnification provisions have been capped at $1,000. At September 30, 2008, no amount has been accrued related to this indemnification as a liability is not deemed probable.

On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price adjustment to be determined following closing. On September 18, 2007, the Company completed the sale. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. An escrow amount of approximately $2,741 was established to satisfy any such claims. The terms of the escrow agreement provide that a portion of the remaining escrow balance in excess of $1,767 will be released on April 1, 2009 with the entire remaining balance released December 31, 2012. At September 30, 2008, the Company has fully reserved the escrow balance as it is uncertain as to the nature and timing of potential future claims, if any. Total indemnification provisions have been capped at $7,900.

In conjunction with the sale of The VSK Group, and pursuant to the terms of employment agreements with The VSK Group’s management team, the Company committed to pay approximately $1,767 (€1,200) as a retention bonus. Of this total retention amount, approximately $674 (€492) was paid in October 2007 and the remainder was paid in September 2008 under the escrow agreement terms.

On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. The Company completed the sale of Titan on March 17, 2008. The Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for losses, liabilities, damages or expenses arising for any breach of covenants, representation or warranties; income tax liabilities existing prior to closing; and violations of environmental laws. The indemnification amount can be as much as the purchase price for certain covenants but generally are capped at $950. At September 30, 2008, no amount has been accrued related to this indemnification as a liability is not deemed probable.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Litigation

As part of its 2004 tax audit with the Belgian tax authorities, the Company recorded a liability of $3,385 and $3,552 at September 30, 2008 and December 31, 2007, respectively, related to tax due on unrealized/realized foreign currency gains as well as associated interest and penalties. The Company is currently negotiating in the Belgian tax court for a workable repayment arrangement to resolve the liability due.

Social Security Litigation

As of September 30, 2008, MECAR had not paid all of its Belgian social security payments related to the first, second and fourth quarters of 2007. Accordingly, the Company has accrued $2,026 and $2,184 at September 30, 2008 and December 31, 2007, respectively, related to past due social security payments which includes associated interest and penalties of $646 and $276, respectively. As of September 30, 2008, MECAR accrued an additional $1,957 for social security payments related to the third quarter of 2008. MECAR has agreed to a payment plan approved by the local authorities and expects to have repaid the entire past due balance by December 31, 2008. MECAR began making its payments in 2008 and through October MECAR has paid approximately $12,579 in social security payments ($6,451, net of foreign exchange loss of $329 for 2007 and $6,128, net of foreign exchange loss of $313, for the first, second and third quarter of 2008), which leaves $3,983 as the total outstanding balance relating to Belgian social security.

NOTE 17 —	DISCONTINUED OPERATIONS

The Consolidated Financial Statements and related note disclosures reflect SeaSpace, The VSK Group, CMS Security Systems, Titan Dynamic Systems, Inc. and Global Microwave Systems, Inc. as “Long-Lived Assets to be Disposed of by Sale” for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, our results of operations for all periods presented have been reclassified to reflect SeaSpace, The VSK Group, CMS Security Systems, Titan Dynamic Systems, Inc. and Global Microwave Systems, Inc. as discontinued operations in the consolidated statement of operations and the assets and liabilities of such entities have been reclassified as held for sale in the consolidated balance sheets for all periods presented.

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

On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment to be determined following closing. The transaction closed on September 18, 2007 and generated net proceeds of $41,843. The sales price was adjusted for disposal costs which included a working capital adjustment of $62, funds held in escrow of $2,741, investment banking and legal fees of $1,730, management retention and incentive plans of $1,645 and a final purchase price adjustment of $716. The Stock Purchase Agreement requires a total of $2,741 be held in escrow to provide for certain indemnifications as stated for the Stock Purchase Agreement. At this time, the Company is not certain of all contingencies that will be identified and whether it will be able to receive any portion of the $2,741 balance. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Accordingly, such amount has not been included in the determination of the gain on sale. If these potential contingencies are resolved in favor of the Company, the additional consideration received will serve to increase the Company’s gain on the sale of The VSK Group. A gain of $29,314 was recorded at September 18, 2007. In accordance with SFAS No. 52: Foreign Currency Translation, the gain included $4,448 of accumulated foreign currency translation gains related to The VSK Group. The Company did not record a significant tax expense or benefit from this transaction as the gain is expected to be offset by the Company’s existing net operating loss carryforwards.

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

Global Microwave Systems, Inc.

On August 14, 2008, the Company committed to a formal plan to sell GMS, which has been previously reported in the Electronic Security segment. On August 19, 2008, the Company entered into a Asset Purchase Agreement to sell substantially all of the assets of GMS for $26,000 subject to a final working capital adjustment to be determined following closing. The transaction closed on October 1, 2008 and generated net proceeds of $21,100. The sales price was adjusted for disposal costs which included funds held in escrow of $2,500, investment banking and legal fees of $985 and management retention and incentive plans of $1,415. The Asset Purchase Agreement requires a total of $2,500 be held in escrow to provide for certain indemnifications as stated for in the Asset Purchase Agreement. At this time, the Company is not certain of all contingencies that will be

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identified and whether it will be able to receive any portion of the $2,500 balance. The Asset Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale of any and all liabilities, losses, claims, damages, diminution of value or other costs and expenses paid by the buyer arising out any breach or inaccuracy of any representations or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Accordingly, such amount has not been included in the determination of the gain on sale. If these potential contingencies are resolved in favor of the Company, the additional consideration received will increase the Company’s gain on sale of GMS. The Company expects to record a gain of approximately $2,350, net of tax, in the fourth quarter of 2008, as a result of the October 1, 2008 sale of GMS.

In accordance with the terms of the Asset Purchase Agreement, the Company was required to repay the outstanding principal balance and any unpaid accrued interest due on a $6,700 loan entered into on November 1, 2005 to fund the acquisition of GMS. This loan had no significant covenants and was originally payable in installments over three years bearing interest at the rate of 7.5% per year payable quarterly. The outstanding principal balance of the loan was $3,350 at both September 30, 2008 and December 31, 2007. The unamortized discount of the loan was $10 and $98 at September 30, 2008 and December 31, 2007, respectively. On October 1, 2008, the Company repaid the outstanding principal loan balance of $3,350 and unpaid accrued interest of $42 and expensed the remaining unamortized discount of $10.

At September 30, 2008 and December 31, 2007, there were no assets and liabilities held for sale for The VSK Group, SeaSpace, or CMS as The VSK Group and SeaSpace transactions had been completed and CMS was fully written off in the quarter ended September 30, 2007. At September 30, 2008, there were no assets and liabilities held for sale for Titan as the Titan transaction had been completed. The following is a summary of assets and liabilities classified as held for sale at September 30, 2008 and December 31, 2007, respectively:

	September 30, 2008	December 31, 2007
	GMS	GMS	Titan	Total

Cash	$—	$—	$74	$74
Accounts receivable, net	1,758	2,375	714	3,089
Inventories, net	2,689	2,678	2,219	4,897
Other assets	13,648	14,525	1,592	16,117

Assets held for sale	$18,095	$19,578	$4,599	$24,177

Accounts payable	$388	$437	$883	$1,320
Accrued liabilities	73	90	241	331
Customer deposits	—	—	922	922
Other liabilities	3,340	3,252	5	3,257

Liabilities held for sale	$3,801	$3,779	$2,051	$5,830

The following discloses the results of discontinued operations for the three and nine months ended September 30, 2008 for Titan and GMS:

	For the Three Months Ended September 30, 2008
	Titan	GMS	Total

Revenues	$—	$4,425	$4,425
Income (loss) before taxes	—	1,194	1,194
Income (loss), net of tax	—	1,194	1,194

Discontinued operations, net of tax	$—	$1,194	$1,194

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Nine Months Ended September 30, 2008
	Titan	GMS	Total

Revenues	$668	$10,083	$10,751
Income (loss) before taxes	(142)	2,320	2,178
Income (loss), net of tax	(142)	2,319	2,177
Gain on sale of subsidiaries, net of tax	113	—	113

Discontinued operations, net of tax	$(29)	$2,319	$2,290

The following discloses the results of discontinued operations for the three and nine months ended September 30, 2007:

	For the Three Months Ended September 30, 2007
	The VSK	CMS Security
	Group	Systems	SeaSpace	Titan	GMS	Total

Revenues	$6,077	$94	$100	$604	$2,591	$9,466
Income (loss) before taxes	1,243	(737)	(423)	(1,940)	614	(1,243)
Income (loss), net of tax	901	(737)	381	(1,940)	614	(781)
Gain on sale of subsidiaries, net of tax	29,774	—	—	—	—	29,774

Discontinued operations, net of tax	$30,675	$(737)	$381	$(1,940)	$614	$28,993

	For the Nine Months Ended September 30, 2007
	The VSK	CMS Security
	Group	Systems	SeaSpace	Titan	GMS	Total

Revenues	$22,719	$146	$2,947	$4,215	$6,465	$36,492
Income (loss) before taxes	3,297	(974)	(5,087)	(2,247)	368	(4,643)
Income (loss), net of tax	2,194	(974)	(4,284)	(2,252)	367	(4,949)
Gain on sale of subsidiaries, net of tax	29,774	—	—	—	—	29,774

Discontinued operations, net of tax	$31,968	$(974)	$(4,284)	$(2,252)	$367	$24,825

NOTE 18 —	SUBSEQUENT EVENTS

Sale of GMS

On October 1, 2008, the Company completed the sale of substantially all the assets and business of GMS. The sale was completed in accordance with the terms and conditions of the Asset Purchase Agreement dated as of August 19, 2008 and generated net proceeds of $21,100. In accordance with the terms of the Asset Purchase Agreement, the Company repaid the entire outstanding balance of a loan entered into in 2005 to fund the acquisition of GMS. On October 1, 2008, the Company repaid $3,392 which consisted of $3,350 in principal and $42 in unpaid accrued interest. In accordance with the requirements under the Amended and Restated Senior Secured note holders’ agreement, the Company offered $10,908 of the net proceeds from the GMS sale to the note holders. All four note holders elected to receive their share of the net proceeds and on October 4 through October 14, 2008, the Company repaid $10,908 of the outstanding principal, thereby reducing the Company’s debt and the potential number of common shares the Company may have to issue upon conversion of the Notes.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of NSM

In the fourth quarter of 2008, the Company committed to a formal plan to sell NSM, which has been previously reported in the Electronic Security segment. The Company is in negotiations with prospective purchasers. Based on such negotiations and nonbinding offers received during the third quarter of 2008, the Company recorded a goodwill impairment of $3,495 during the third quarter of 2008 to write down NSM’s assets to estimated fair value less costs to sell.

The Company expects to reclassify NSM as discontinued operations in the fourth quarter of 2008. The carrying amounts of the assets and liabilities of NSM as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

Cash	$284	$99
Accounts receivable, net	1,668	2,449
Inventories, net	1,133	1,078
Other assets	970	4,722

Assets held for sale	$4,055	$8,348

Accounts payable	$254	$815
Accrued liabilities	510	516
Customer deposits	—	169
Other liabilities	131	74

Liabilities held for sale	$895	$1,574

Senior Secured Convertible Notes

As described in Note 8 of the condensed consolidated financial statements, the Company’s Convertible Notes have a put feature that allows the holders to put the notes back to the Company on December 26, 2008 and/or January 19, 2009 based on the date of issuance. As permitted by the provisions of the Company’s Convertible Notes, on October 10 through 14, 2008, the Company received notices from all four of its Note holders requiring the Company to redeem all of the outstanding Notes at face value on December 26, 2008 and January 19, 2009. The Company is required to redeem $8,039 on December 26, 2008 and $928 on January 19, 2009.

The Allied Defense Group, Inc.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2008
(Thousands of Dollars)
(Unaudited)

Overview

Allied is a strategic portfolio of defense and security businesses, with presence in worldwide markets, offering both government and commercial customers’ leading edge products and services. The Company has two reporting segments, the Ammunition & Weapons Effects (AWE) segment and the Electronic Security (ES) segment. In addition, the Company had a third, Other segment, that solely consisted of the Company’s SeaSpace subsidiary. In July 2007, September 2007, March 2008 and October 2008, the Company sold SeaSpace, The VSK Group, Titan and GMS, respectively. Accordingly, the results of operations, financial position and cash flows of SeaSpace, The VSK Group, Titan and GMS, have been reported as discontinued operations for all periods presented and are eliminated from the segment discussion provided below. Headquarters expenses are reported separately on the segment reporting schedules.

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

•	Ammunition & Weapons Effects segment consists of MECAR, located in Belgium, and MECAR USA, located in Marshall, TX. MECAR develops and produces medium caliber, tank, mortar and other ammunition. MECAR USA became operational in late 2005 and pursues contracts from U.S. and foreign governments for ammunition and pyrotechnics devices with a focus on the 105MM market. More recently, MECAR USA has begun purchasing and selling weapon systems and/or ammunition manufactured by others, in the form of procurement contracts for the benefit of the U.S government and other foreign governments.

•	Electronic Security segment consists of News Sports Microwave (NSM) located near San Diego, California. NSM designs, manufactures, installs and services industrial and law enforcement surveillance products and integrated systems for the law enforcement community and agencies of the Department of Homeland Security and the Department of Defense.

Allied, the parent Company, provides management, business development and related services to its subsidiaries and has no operating activities.

The Company continues to evaluate it strategic options. The Company sold GMS to be in a position to satisfy the “put” of its senior secured convertible notes which will be made in December 2008 and January 2009, as discussed below. The Company has committed to a plan to sell NSM. In addition, the Board of Directors of the Company is evaluating a possible disposition of all operating units of the Company and the return of the net remaining proceeds to the shareholders. The Directors of the Board continue to evaluate the future plans for the Company, and will continue to evaluate the alternatives to maximizing shareholder value through either the divestiture process or a more focused, cohesive business strategy centered on the MECAR and MECAR USA business.

Liquidity and Capital Resources

As described in the Company’s Form 10-K filed for December 31, 2007, the Company encountered liquidity difficulties in 2006 and 2007. The liquidity position improved markedly in the third and fourth quarters of 2007, but the Company encountered some liquidity challenges in the summer months of 2008 as

MECAR performed on its increased backlog and was limited in its ability to ship product to its largest customer during the summer months of June through August.

The Company has two significant liquidity challenges in the coming months. MECAR must reconstitute its credit facility and the Company must repay the outstanding balances of its senior secured convertible notes. The Company believes it will meet these challenges and upon doing so, the Company will have substantially reduced its indebtedness.

The Company is uncertain at this time what impact the current financial crisis will have on its ability to refinance the MECAR credit facility. The Company has had current discussions with MECAR’s existing bank group to refinance the credit facility but no formal agreement has been reached at this date.

In April 2008, MECAR reached an agreement with its existing bank group regarding its credit facility. The agreement provides for an expansion of the total credit facility from approximately $61,914 (€42,850) to $65,924 (€45,625). The credit facility was restructured and the portion designated for tax prepayments was terminated. The agreement provides for a cash line of $14,738 (€10,200) and performance bond and advance payment guarantee line of $51,186 (€35,425). The agreement required a partial repayment of MECAR’s cash line of $7,369 (€5,100) in July 2008 and the remainder to be repaid by November 30, 2008. The performance bond and advance payment guarantee line expires on December 31, 2008, although the existing outstanding performance bonds and advance payment guarantees will be in place until their intended maturity. After that date the Company will be unable to issue any new performance bonds or advance payment guarantees without a new credit facility. Based on the timing of MECAR’s shipments in July 2008, the Company was unable to repay half of the cash line by July 31, 2008, but subsequently made the required repayments to the banking facility in the third quarter of 2008. Based on cash flow projections, the Company believes its MECAR subsidiary will be able to repay the remaining $7,369 (€5,100) by November 30, 2008 with cash generated from operations. MECAR has shipments of approximately $52,258 (€36,167) which have occurred and are projected for the balance of the fourth quarter of 2008 to its largest client that will allow the subsidiary to generate cash in the fourth quarter in addition to other operating activities that will generate cash.

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

The Company in is discussions with members of the existing MECAR bank facility and other financial institutions to replace the existing credit facility. The anticipated new credit facility will have both a revolving cash line facility and performance bond and advance payment guarantee line like the existing facility. The Company may look to expand the size of the performance bond and advance payment guarantee line to meet its projected requirements. The refinancing of the credit facility, in some form, is critical to the Company’s ability to continue operations. Initial interest in establishing a new banking relationship has been expressed by certain existing bank group members although specific terms have not been documented at this time.

As of September 30, 2008, the principal outstanding balance of the Convertible Notes was $19,876. From October 4 through 14, 2008, the Company repaid $10,908 of the Convertible Notes with the proceeds of the GMS sale as required by terms of the agreement. In addition, as described in Note 8 of the condensed consolidated financial statements, the Company’s Convertible Notes have a put feature that allows the holders to put the notes back to the Company on December 26, 2008 and/or January 19, 2009 based on the date of issuance. As permitted by the provisions of the Company’s Convertible Notes, on October 10 through 14, 2008, the Company received notices from all four of its note holders requiring the Company to redeem all of the outstanding Notes at face value on December 26, 2008 and January 19, 2009. The Company is required to redeem $8,039 on December 26, 2008 and $928 on January 19, 2009. The Company will use the remaining GMS proceeds, its existing cash balances, and cash generated from operations, as needed, to repay the Convertible Notes.

At September 30, 2008, the Company had $5,093 in cash on hand. The Company had a net loss of $8,609 for the nine months ended September 30, 2008. A substantial portion of these charges were of a non-

cash nature. For the nine months ended September 30, 2008, the Company used $21,338 of cash for operating activities from continuing operations mainly related to increases in accounts receivable and costs and accrued earnings on uncompleted contracts at MECAR as it performs on its substantial backlog. The Company does not anticipate continuing to use cash at this level for the remainder of 2008 as MECAR will increase its billings as the contracts in progress are shipped and generate cash collections from accounts receivable in the fourth quarter of 2008.

In general, the Company believes that it has adequate cash sources to fund operations for the remainder of 2008 based on its strong current backlog and its history of performing on a profitable basis when backlog is substantial. The Company believes it will have adequate cash to meet the convertible note holders “put” in December 2008 and January 2009. As noted above, management has begun the process of securing a long-term credit facility solution for MECAR. Management believes, based on MECAR’s historic performance when it has substantial backlog as well as its operating performance since the fourth quarter of 2007, that adequate opportunities will be available to finalize a long-term solution for the Company’s credit needs.

While the Company is looking to secure long-term MECAR financing and be able to satisfy the put feature on its Convertible Notes, there can be no assurance that:

•	The Company will be successful securing MECAR’s long-term financing.

•	The Company will be successful generating adequate cash at its MECAR subsidiary in the fourth quarter of 2008 to repay its existing credit facility.

•	The Company will be successful in taking necessary steps to be in a position to satisfy the “put” of its senior secured convertible notes which will be made in December 2008 and January 2009.

•	The Company will be successful in its restructuring and turnaround efforts at its subsidiaries.

•	The Company will be able to meet the financial debt covenants of its debt instruments.

The Company has less than $200 of firm commitments for capital expenditures outstanding as of September 30, 2008.

Overview Results

Allied had a net loss of $6,220 in the three months ended September 30, 2008 as compared to net income of $22,283 in the three months ended September 30, 2007. In the nine months ended September 30, 2008, Allied had a net loss of $8,609 as compared to a net loss of $19,726 for the comparable period in 2007. The 2008 loss includes three non cash items: a charge for impairment of goodwill and long-lived assets, losses relating to changes in fair value of its participating forward European currency contracts and a change in the fair value of convertible notes and warrants. In the three months ended September 30, 2008, these items accounted for $5,361 of the $6,220 loss.

The net loss from continuing operations before income taxes was $7,240 for the three months ended September 30, 2008 as compared to a net loss from continuing operations before income taxes of $6,718 for the comparable period in 2007. The increase in net loss for the three months ended September 30, 2008 was negatively impacted by a charge for the impairment of goodwill and long-lived assets of $3,957, an increase in the other expenses mainly resulting from foreign currency fluctuations of $2,136 and a fluctuation in the change in the fair value of notes and warrants of $1,235. These fluctuations were offset by improved operating results at the AWE segment.

The net loss from continuing operations before income taxes was $10,403 for the nine months ended September 30, 2008 as compared to $44,548 for the comparable period in 2007. The decrease in loss from continuing operations before income taxes in 2008 resulted from improved operating performance mainly at AWE segment and reduced restructuring and refinancing activities and interest expense associated with the senior convertible notes. In addition, the net loss on the fair value of senior convertible notes and warrants was $6,686 in 2007 as compared to $682 in the current period.

In July 2007, MECAR announced that it had successfully negotiated several new orders with various clients in Asia, Europe, North America and other export markets, with a total expected value exceeding $170,000 over a three year period. In addition, in February 2008, the Company announced the award of an additional multi-year contract at MECAR for $43,500. The backlog at MECAR was $156,134 at September 30, 2008 as compared to $127,608 at September 30, 2007. The backlog at MECAR USA has grown to $12,229 at September 30, 2008 as compared to $884 at September 30, 2007, driven by new procurement contracts. On a consolidated basis, the Company had firm committed backlog of $169,744 and additional unfunded backlog of $19,724 at September 30, 2008.

The Company’s results were significantly affected by the foreign exchange impact on the operations of the Company’s Euro-based business units. All Euro-based results of operations were converted at the average 2008 and 2007 exchange rates of 1.52254 and 1.34454, U.S. Dollar to 1 Euro, respectively.

Results of Operations for the Three Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,
	2008		2007
	Amount	%	Amount	%

Revenue	$50,813	100.0%	$11,247	100.0%
Cost and expenses
Cost of sales	44,078	86.8	10,938	97.3
Selling and administrative	5,678	11.2	5,962	53.0
Research and development	683	1.3	599	5.3
Impairment of goodwill and long-lived assets	3,957	7.8	—	—

Operating loss	(3,583)	(7.1)	(6,252)	(55.6)
Other income (expense)
Interest income	103	0.2	75	0.6
Interest expense	(1,432)	(2.8)	(1,584)	(14.1)
Gain (loss) from fair value of notes and warrants	(155)	(0.3)	1,080	9.6
Other — net	(2,173)	(4.3)	(37)	(0.3)

Loss from continuing operations before income taxes	(7,240)	(14.3)	(6,718)	(59.8)
Income tax expense (benefit)	174	0.3	(8)	(0.1)

Net loss from continuing operations, net of tax	(7,414)	(14.6)	(6,710)	(59.7)
Gain on sale of subsidiaries, net of tax	—	—	29,774	264.7
Income (loss) from discontinued operations, net of tax	1,194	2.4	(781)	(6.9)

Income from discontinued operations, net of tax	1,194	2.4	28,993	257.8

Net Income (loss)	$(6,220)	(12.2)%	$22,283	198.1%

Revenue.  The table below shows revenue by segment for the three months ended September 30, 2008 and 2007, respectively. Allied had revenue of $50,813 during the current period, which was 352% higher than its revenue in the same period of 2007.

	Revenue by Segment
	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
		Percentage		Percentage
	Amount	of total	Amount	of total
Ammunitions & Weapons Effects	$49,248	97%	$10,193	91%
Electronic Security	1,565	3	1,054	9

Total	$50,813	100%	$11,247	100%

The Ammunition & Weapons Effects (AWE) segment revenue for the three months ended September 30, 2008 increased $39,055 (383%) from the prior period mainly due to a higher volume of MECAR contracts in process due to increased orders received in July 2007 and in 2008. AWE segment revenues for the three months ended September 30, 2008 included $32,213 of revenues from MECAR and $17,035 of revenues from MECAR USA as compared to $9,117 of revenues from MECAR and $1,076 in revenue at MECAR USA in the prior period. The 2008 revenue for MECAR USA has increased significantly based on a receipt of several new procurement contracts in 2008. Since its inception in late 2005, MECAR USA had been participating in numerous bids for procurement contracts that require the Company to supply ammunition manufactured by other parties. In late 2007 and February 2008, MECAR USA was successful in receiving several of these contracts and has grown revenue levels in the current period.

Revenue for the Electronic Security (ES) segment for the three months ended September 30, 2008 increased $511 (48%) from the prior comparable period of 2007. The increase of $511 in NSM revenue was primarily due to receipt of orders from government customers for frequency reallocation equipment upgrades. The growth experienced by NSM was mainly attributable to the Commercial Spectrum Enhancement Act, which was signed into law in December 2004. Under this law the U.S government sold portions of the radio frequency spectrum used by Federal agencies to commercial wireless companies. This sale forced those agencies to vacate the spectrum that they had historically used, and upgrade systems and equipment to migrate to a new frequency for their operations. The cost of the upgrades is being borne by the commercial wireless carriers.

Cost of Sales.  Cost of sales, as a percentage of revenue, for the three months ended September 30, 2008, was 87% compared to 97% for the same period in 2007. Gross profit (loss), as a percentage of revenues, was 13% and 3% for the three months ended September 30, 2008 and 2007, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
		Percentage of		Percentage of
	Amount	Segment Revenue	Amount	Segment Revenue

Ammunitions & Weapons Effects	$42,851	87%	$9,769	96%
Electronic Security	1,227	78	1,169	111

Total	$44,078	87%	$10,938	97%

Cost of sales for the AWE segment was $42,851 (87% of segment revenue) in 2008 as compared to $9,769 (96% of segment revenue) in 2007. The change in cost of sales for the three months ended September 30, 2008 resulted primarily from higher sales activity at MECAR and MECAR USA. In 2007, MECAR’s cost of sales were almost equal to revenues as a result of a low level of revenues on MECAR’s fixed cost structure. Current period results were negatively impacted by overtime pay and shift premiums that were required to be paid based on supply chain issues at MECAR in order to deliver contracts on a timely basis. Most sales contracts at MECAR have penalties associated with late delivery. In addition, in the current period MECAR recorded $589 in contract loss provision related to specific products that are included in a significant sales contract that became funded in September 2008. The revised estimated costs of those non-standard products, after allocating all appropriate overhead costs, would result in a loss thereby requiring MECAR to record a loss provision at this point in time. Gross profit for the AWE segment was $6,397 (13% of segment revenue) in 2008 as compared to gross profit of $424 (4% of segment revenue) in the prior period. Gross profit for the three months ended September 30, 2008 consisted of $5,429 from MECAR and $968 from MECAR USA, as compared to gross profit of $70 from MECAR and $354 from MECAR USA in the prior period. The difference between MECAR and MECAR USA’s margin rates mainly resulted from in-house manufacturing that made up most of the MECAR’s revenue as compared to procurement contracts at MECAR USA that have lower margin. MECAR’s gross profit rate in the current period was 17% as MECAR USA’s margin rate was 6% in the current period.

Cost of sales for the ES segment, consisting of NSM, was $1,227 (78% of segment revenue) in 2008 as compared to $1,169 (111% of segment revenue) in 2007. Gross profit for NSM was $338 (22% of segment revenue) in 2008 as compared to a gross loss of $115 (11% of segment revenue) in 2007. The improvement of gross profit for the three months period in 2008 was a result of an increased sales volume at NSM and reduced fixed operating costs, including the outsourcing of manufacturing.

Overall, most of the Company’s subsidiaries operate with a relatively high fixed cost structure. As a result, reduced revenue levels can have an unfavorable impact on profitability. The Company is focused on reducing these breakeven points wherever it can — on both a tactical and strategic level and is investing in business development and sales and marketing programs to ensure sales stay above break-even levels.

Selling and Administrative Expenses.  Selling and Administrative (SA) expenses as a percentage of revenue were 11% and 53% for the three months ended September 30, 2008 and 2007, respectively. SA expenses for the three months ended September 30, 2008 consisted of $2,740 from the AWE segment, $801 from the ES segment and $2,137 from the Corporate segment as compared to expenses of $2,373 from the AWE segment, $714 from the ES segment and $2,875 from the Corporate segment in the prior period.

The increase of $367 in the AWE segment was mainly due to a higher level of spending for professional services related to restructuring activities at MECAR and a higher level of operating activity at both MECAR and MECAR USA in the current period. The increase in the ES segment was attributable to a provision taken for bad debts in the current period. The decrease of $738 in the Corporate segment resulted from reduced spending in staffing, legal and professional costs.

The Company is focused on reducing administrative costs across all business segments. It is focused on significant reductions in corporate expenses as restructuring consultants have been reduced in 2008.

Research and Development.  Research and development (R&D) costs increased $84 or (14)% for the three months ended September 30, 2008 from 2007 levels. This increase was attributable to overall increase in cost on R&D projects in the current period. The Company had more technical resources focused on Research and Development (R&D) during the three months ended September 30, 2008. Research and development expenses are incurred at MECAR where there is a full time staff of engineers available for projects.

Impairment of Goodwill and Long-Lived Assets.  In the fourth quarter of 2008, the Company committed to a formal plan to sell NSM. The Company is in negotiations with prospective purchasers. Based on such negotiations and nonbinding offers received during the third quarter of 2008, the Company, on September 30, 2008, recorded a loss of $3,495 to write down NSM’s assets to fair value less costs to sell. In addition, on September 30, 2008, the Company recorded $462 in impairment charges for long-lived assets related to the Company’s ERP computer system. As the Company has reduced its head count as a result of selling a number of its subsidiaries, the Company determined that the carrying value of the ERP system exceeds its fair value.

Interest Income.  Interest income for the three months ended September 30, 2008 increased by $28 from 2007 levels. The increase in interest income was a result of having higher average cash levels in 2008 compared to prior comparable period’s cash levels in 2007.

Interest Expense.  Interest expense for the three months ended September 30, 2008 was $1,432 as compared to prior period expense of $1,584. This decrease was mainly due to an overall lower Corporate interest expense of $473 based on the reduced outstanding debt at Corporate in 2008. In October 2007, with the proceeds of The VSK Group sale, the Company repaid $19,949 of the Notes that were issued in June and July 2007. Current period results were negatively impacted by $321 of increased interest expense at MECAR associated with higher borrowing and increased financing charges associated with MECAR’s short term restructuring of its credit facility.

Net Loss on fair value of the senior convertible notes and warrants.  For the three months ended September 30, 2008, the Company recognized net loss of $155 related to the fair value of the Notes and warrants as compared to the a net gain of $1,080 for the comparable period in 2007. The change in the fair value of the Notes and warrants is due primarily to the change in the Company’s closing stock price, the volatility of the Company’s stock price during the period and the redemption features of the Notes relative to the Company’s announced subsidiary asset sales. On September 30, 2008, the Company’s stock closed at $6.10 per common share as compared to $7.88 per common share on September 30, 2007. See Note 8 for a description of these instruments.

Other — Net.  Other — net for the three months ended September 30, 2008 increased to a loss of $2,173 from a loss of $37 in the prior period. This unfavorable result was associated with MECAR’s foreign currency transactions. Approximately $1,249 of this loss is attributed to unrealized losses from the change in fair value of its participating forward European currency contracts. MECAR had participating forward European currency contracts in place mainly for a significant U.S. Dollar denominated sales contract that spans over the next four years. This sales contract was reported in the funded backlog and at the signing of the sales contract MECAR entered into the forward currency contract to protect MECAR’s anticipated profitability on these contracts. Subsequent to entering into the forward currency contract, the USD value has improved, thereby yielding unrealized losses on an interim basis relative to the life of the forward contract. As the Company does not designate these contracts as fair value or cash flow hedges, changes in fair value must be as reported in the statement of operations on a quarterly basis. Other currency losses reported in the period of $930 represents the impact of other foreign currency transactions at MECAR.

Pre-Tax Income (Loss)

The table below shows the pre-tax income (loss) by segment for the three months ended September 30, 2008 as compared to the same period in prior year.

	Pre-Tax Income (Loss) by Segment
	Three Months Ended		Three Months Ended
	September 30, 2008		September 30, 2007
		Percentage of		Percentage of
	Amount	Total Revenue	Amount	Total Revenue

Ammunitions & Weapons Effects	$53	—%	$(3,050)	(27)%
Electronic Security	(4,106)	(8)	(1,030)	(9)
Corporate	(3,187)	(6)	(2,638)	(23)

Total	$(7,240)	(14)%	$(6,718)	(59)%

Ammunitions & Weapons Effects segment earned pre-tax income of $53 for the three months ended September 30, 2008 as compared to a pre-tax loss of $3,050 for the comparable period in 2007. The improvement resulted from the higher revenue levels from receipt of several new large orders from various clients in Europe, North America and other export markets awarded in the second half of 2007 and in 2008 at MECAR. At MECAR, the operating loss improved to $707 in the current period from a loss of $3,303 in the prior period. Current period results were negatively impacted by $2,179 of foreign currency losses, reported as Other-net expense, and $321 of increased interest expense associated with higher borrowing and increased financing charges associated with the MECAR’s short term restructuring of its Credit Facility. For the three months ended September 30, 2008, MECAR USA’s pre-tax income improved to $760 from prior period pre-tax income of $253 in 2007 due to increased revenues from the receipt of procurement contracts in late 2007 and 2008.

Electronic Security segment had a pre-tax loss of $4,106 in 2008 as compared to pre-tax loss of $1,030 in 2007. This increased in loss was mainly due to a goodwill impairment of $3,495 during the three months ended September 30, 2008. After adjusting for goodwill impairment, the pre-tax loss was reduced as a result of increased revenues in the current period and improved margins associated with fixed cost reductions made in NSM’s restructuring activities.

Corporate segment had pre-tax loss of $3,187 in 2008 as compared to pre-tax loss of $2,638 in 2007. The most significant fluctuation in the Corporate loss was the impairment of long-lived assets of $462 related to its ERP system. Due to reduced head count from selling a number of its subsidiaries during the three months ended September 30, 2008, an impairment charge was necessary to adjust the carrying value of the ERP system to its fair value.

Income Taxes.  The effective income tax rate for the three months ended September 30, 2008 and 2007 was 2% and 0%, respectively. The increase in the effective tax rate was due to an increase in the projected income in certain foreign and U.S subsidiaries that could not be offset by carryforward losses from prior years. The Company’s interim accounting for income taxes is in accordance with Financial Accounting Standard Board Interpretations Number 18, Accounting for Income Taxes in Interim periods.

Income (Loss) from discontinued operations, net of tax.  Income (loss) from discontinued operations consisted of gains on the sales of subsidiaries and the income (loss) from discontinued operations. The Company had income of $1,194 for the three months ended September 30, 2008 compared to income of

$28,993 in the same comparable period of 2007. This decline was due to one-time net gain recognized from the sale of The VSK Group in 2007 of $29,774. Current period income reflects the operating results of GMS.

Net Income(Loss).  The Company had net loss of $6,220 for the three months ended September 30, 2008 compared to a net income of $22,283 in the same comparable period of 2007. This decline was mainly due to the sale of The VSK Group in September 2007. In 2007, the Company recorded one-time net gain from the sale of The VSK Group of $29,774. Overall, the current period loss from continuing operations was consistent with the prior comparable period’s result, even though there was a significant increase in revenue at MECAR and MECAR USA, and reduced restructuring, legal expenses and interest expense at Corporate. The current period results were negatively impacted by charges for impairment of goodwill and long-lived assets of $3,957, an increase in the other expenses mainly resulting from foreign currency losses of $2,136 and the change in the gain (loss) recorded on the fair value of notes and warrants of $1,235.

Results of Operations for the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008		2007
	Amount	%	Amount	%

Revenue	$121,530	100.0%	$21,573	100.0%
Cost and expenses
Cost of sales	100,671	82.8	29,444	136.5
Selling and administrative	17,285	14.2	19,046	88.3
Research and development	2,067	1.7	1,797	8.3
Impairment of goodwill and long-lived assets	3,957	3.3	—	—

Operating loss	(2,450)	(2.0)	(28,714)	(133.1)
Other income (expense)
Interest income	513	0.4	382	1.8
Interest expense	(5,494)	(4.5)	(9,359)	(43.4)
Loss from fair value of notes and warrants	(682)	(0.6)	(6,686)	(31.0)
Other — net	(2,290)	(1.9)	(171)	(0.8)

Loss from continuing operations before income taxes	(10,403)	(8.6)	(44,548)	(206.5)
Income tax expense	496	0.4	3	—

Net loss from continuing operations, net of tax	(10,899)	(9.0)	(44,551)	(206.5)
Gain on sale of subsidiaries, net of tax	113	0.1	29,774	138.0
Income (loss) from discontinued operations, net of tax	2,177	1.8	(4,949)	(22.9)

Income from discontinued operations, net of tax	2,290	1.9	24,825	115.1

Net Loss	$(8,609)	(7.1)%	$(19,726)	(91.4)%

Revenue.  The table below shows revenue by segment for the nine months ended September 30, 2008 and 2007, respectively. Allied had revenue of $121,530 during the current period, which was 463% higher than its revenue in the same period of 2007.

	Revenue by Segment
	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
		Percentage		Percentage
	Amount	of Total	Amount	of Total

Ammunitions & Weapons Effects	$116,365	96%	$16,744	78%
Electronic Security	5,165	4	4,829	22

Total	$121,530	100%	$21,573	100%

The Ammunition & Weapons Effects (AWE) segment revenue for the nine months ended September 30, 2008 increased $99,621 (595%) from the prior period mainly due to a higher volume of MECAR contracts in process resulting from MECAR’s receipt of several new large orders from various clients in Europe, North America and other export markets awarded in July 2007 and February 2008. The 2008 revenue for MECAR USA has increased significantly based on a receipt of several new procurement contracts in the current year. AWE segment revenues for the nine months ended September 30, 2008 included $89,887 of revenues from MECAR and $26,478 of revenues from MECAR USA as compared to $15,562 of revenues from MECAR and $1,182 of revenues from MECAR USA in the prior period.

Revenue for the Electronic Security (ES) segment for the nine months ended September 30, 2008 increased $336 (7%) from the prior comparable period of 2007. The increase of $336 in NSM revenue was primarily due to receipt of orders from government customers for frequency reallocation equipment upgrades, offset by a lag in receipt of follow-on contracts with NSM’s largest customer, the U.S Army.

Cost of Sales.  Cost of sales, as a percentage of revenue, for the nine months ended September 30, 2008, was 83% compared to 136% for the same period in 2007. Gross profit (loss), as a percentage of revenues, was 17% and (36)% for the nine months ended September 30, 2008 and 2007, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
		Percentage of		Percentage of
	Amount	Segment Revenue	Amount	Segment Revenue

Ammunitions & Weapons Effects	$97,323	84%	$25,298	151%
Electronic Security	3,348	65	4,146	86

Total	$100,671	83%	$29,444	136%

Cost of sales for the AWE segment was $97,323 (84% of segment revenue) in 2008 as compared to $25,298 (151% of segment revenue) in 2007. The change in cost of sales for the nine months ended September 30, 2008 resulted primarily from higher revenue levels at MECAR and MECAR USA. In 2007, MECAR’s costs of sales were almost equal to revenues as a result of a low level of revenues on MECAR’s fixed cost structure. Although MECAR had been effective in temporarily idling much of its workforce through agreements entered into with its labor unions to reduce its fixed cost structure during periods of low sales, the reductions were not sufficient to offset the reduced revenues for the nine months ended September 30, 2007. Current period results were negatively impacted by overtime pay and shift premiums that were required to be paid based on supply chain issues and the delivery of certain inventory components. The overtime was required to ensure that MECAR would be shipping on a timely basis relative to its sales contracts. In addition, in the current period MECAR recorded $589 in contract loss provision related to specific products that are included in a significant sales contract that became funded in September 2008. The revised estimated costs of those non-standard products, after allocating all appropriate overhead costs, would result in a loss thereby requiring MECAR to record a loss provision at this point in time. Gross profit for the AWE segment was $19,042 (16% of segment revenue) in 2008 as compared to a gross loss of $8,554 (51% of segment revenue) in the prior period. Gross profit for the nine months ended September 30, 2008 consisted of $17,576 from MECAR and $1,466 from MECAR USA, as compared to a gross loss of $8,660 from MECAR and gross profit of $106 from MECAR USA in the prior period. The difference between MECAR and MECAR USA’s margin rates mainly resulted from in-house manufacturing that made up most of the MECAR’s revenue as compared to procurement contracts at MECAR USA that have lower margins.

Cost of sales for the ES segment was $3,348 (65% of segment revenue) in 2008 as compared to $4,146 (86% of segment revenue) in 2007. Gross profit for the ES segment was $1,817 (35% of segment revenue) in 2008 as compared to $683 (14% of segment revenue) in 2007. The growth of the NSM gross profit in 2008 was a result of increased sales volume and reduced costs at associated with the outsourcing of NSM’s production and restructuring of their fixed cost structure.

Overall, most of the Company’s subsidiaries within the Company’s segment operate with a relatively high fixed cost structure. As a result, revenue levels can have an unfavorable impact on profitability. The Company is focused on reducing these breakeven points wherever it can — on both a tactical and strategic level. The Company is also investing in business development and sales and marketing programs to ensure sales stay above break-even levels.

Selling and Administrative Expenses.  Selling and Administrative (SA) expenses as a percentage of revenue were 14% and 88% for the nine months ended September 30, 2008 and 2007, respectively. SA expenses for the nine months ended September 30, 2008 consisted of $8,421 from the AWE segment, $2,160 from the ES segment and $6,704 from the Corporate segment as compared to expenses of $6,590 from the AWE segment, $2,235 from the ES segment and $10,221 from the Corporate segment in the prior period.

The increase of $1,831 in the AWE segment was mainly due to a higher level of spending in professional services for the restructuring activities and increased payroll costs at MECAR and increased level of operating activity at both MECAR and MECAR USA in the current period. The reduction of SA in the ES segment was a result of a reduction in NSM’s fixed cost structure. The decrease of $3,517 in the Corporate segment resulted from reduced spending in staffing, legal and professional costs.

The Company is focused on reducing administrative costs across all business segments. It is focused on significant reductions in corporate expenses as restructuring consultants have been reduced in 2008.

Research and Development.  Research and development (R&D) costs increased $270 or 15% for the nine months ended September 30, 2008 from 2007 levels. All R&D expenses were at MECAR. During the nine months ended September 30, 2008, MECAR had more technical resources focused on Research and Development (R&D) projects than during the prior year when many of the projects were idle.

Impairment of Goodwill and Long-Lived Assets.  In the fourth quarter of 2008, the Company committed to a formal plan to sell NSM. The Company is in negotiations with prospective purchasers. Based on such negotiations and nonbinding offers received during the third quarter of 2008, the Company, on September 30, 2008, recorded a loss of $3,495 to write down NSM’s assets to fair value less costs to sell. In addition, on September 30, 2008, the Company recorded $462 in impairment charges for long-lived assets related to the Company’s ERP computer system. As the Company has reduced its head count as a result of selling a number of its subsidiaries, the Company determined that the carrying value of the ERP system exceeds its fair value.

Interest Income.  Interest income for the nine months ended September 30, 2008 increased by $131 from 2007 levels. The increase in interest income was a result of having higher average cash levels at Corporate in 2008 compared to prior comparable period’s cash levels in 2007.

Interest Expense.  Interest expense for the nine months ended September 30, 2008 was $5,494 as compared to 2007 expense of $9,359. This decline of $3,865 was due to expenses recorded from the debt restructuring in 2007 and consisted of a write-down of outstanding unamortized debt issue cost of $1,749 and an immediate recognition of costs incurred from the debt restructuring transactions of $1,671, an overall lower interest expense of $1,221 based on the reduced outstanding debt in 2008 and the elimination of registration delay penalties in 2008 which totaled $1,200 in 2007. Current period results were negatively impacted by $1,963 of increased interest expense associated with higher borrowing and increased financing charges associated with the MECAR’s short term credit facility restructuring that was completed in April 2008.

Net Loss on fair value of the senior convertible notes and warrants.  The net loss recognized for the nine months ended September 30, 2008 from the change in fair value of the Notes and warrants was $682 as compared to the net loss of $6,686 for the comparable period in 2007. The change in the fair value of the Notes and warrants is due primarily to the change in the Company’s closing stock price, the volatility of the Company’s stock price during the period and the redemption features of the Notes relative to the Company’s announced subsidiary asset sales. On September 30, 2008, the Company’s stock closed at $6.10 per common share as compared to $7.88 per common share at September 30, 2007. In addition, the change in the fair value of the Notes and warrants for the nine months ended September 30, 2007, included a $5,544 loss upon restructuring of the Notes. See Note 8 for a description of these instruments.

Other — Net.  Other — net for the nine months ended September 30, 2008 increased to a loss of $2,290 from a loss of $171 in the prior period. This unfavorable result was associated with MECAR’s foreign currency transactions. In the current period, with its increased operating performance and U.S. Dollar denominated sales contracts in funded backlog, MECAR had more exposures to foreign currency fluctuations as several large contracts were USD denominated and several significant vendors required transactions to be in

USD. Approximately $1,398 of this loss is attributed to unrealized losses from the change in fair value of its participating forward European currency contracts. MECAR had participating forward European currency contracts in place for significant U.S. Dollar denominated sales contract that spans over the next four years. Subsequent to entering into these contracts, the USD value has improved, thereby yielding unrealized losses on an interim basis relative to the life of the forward contract. As the Company does not designate these contracts as fair value or cash flow hedges, changes in fair value must be as reported in the statement of operations on quarterly basis. Other currency losses reported in the period represents the impact of foreign currency transactions at MECAR.

Pre-Tax Income (Loss)

The table below shows the pre-tax income (loss) by segment for the nine months ended September 30, 2008 as compared to the same period in prior year.

	Pre-Tax Loss by Segment
	Nine Months Ended		Nine Months Ended
	September 30, 2008		September 30, 2007
		Percentage of		Percentage of
	Amount	Total revenue	Amount	Total revenue

Ammunitions & Weapons Effects	$2,840	2%	$(18,351)	(85)%
Electronic Security	(4,240)	(4)	(2,233)	(10)
Corporate	(9,003)	(7)	(23,964)	(111)

Total	$(10,403)	(9)%	$(44,548)	(206)%

Ammunitions & Weapons Effects segment earned pre-tax income of $2,840 for the nine months ended September 30, 2008 as compared to pre-tax loss of $18,351 for the comparable period in 2007. The improvement was associated with the higher level of sales volume at both MECAR and MECAR USA. At MECAR the operating income improved to $1,908 in the current period from a loss of $18,096 in the prior period. For the nine months ended September 30, 2008, MECAR USA recognized an increase in pre-tax income of $1,187 from prior period pre-tax loss of $255, due to successful receipt of procurement contracts that require the Company to supply ammunition manufactured by other parties in late 2007 and into 2008.

Electronic Security segment had pre-tax loss of $4,240 in 2008 as compared to pre-tax loss of $2,233 in 2007. This increase in pre-tax loss was primarily due to goodwill impairment of $3,495 in the current period, offset by higher sales activity and reduced fixed costs at NSM.

Corporate segment had pre-tax loss of $9,003 in 2008 as compared to pre-tax loss of $23,964 in 2007. This improvement in pre-tax loss was attributable to a smaller loss incurred from the fair value of the Notes and warrants for the nine months ended September 30, 2008 and reduced administrative expenses and interest expense in the current period, offset by the impairment charge of $462 to long-lived assets in the current period.

Income Taxes.  The effective income tax rate for the nine months ended September 30, 2008 and 2007 was 5% and 0%, respectively. The increase in the effective tax rate was due to an increase in the projected income in certain foreign subsidiaries that could not be offset by carryforward losses from prior years. The Company’s interim accounting for income taxes is in accordance with Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting” and Financial Accounting Standard Board Interpretations Number 18, Accounting for Income Taxes in Interim periods.

Income (Loss) from discontinued operations, net of tax.  Loss from discontinued operations consisted of the gain on the sale of subsidiaries and the loss from discontinued operations. SeaSpace and The VSK Group were sold in 2007 and Titan in 2008. The income from discontinued operations for the nine months ended September 30, 2008 was $2,290 as compared to an income of $24,825 in 2007. The prior nine months income included a write-down of $3,878 of SeaSpace’s intangible assets and goodwill and gain recognized from the sale of The VSK Group in September 2007 of $29,774. For the current nine months ended September 30, 2008, the Company recognized a significantly lower gain from the sale of Titan and GMS generated earnings of $2,319 from increased sales volume.

Net Loss.  The Company had a net loss of $8,609 for the nine months ended September 30, 2008 compared to a net loss of $19,726 in the same comparable period of 2007. This positive change was associated with an increased sales volume and an improved profitability at the subsidiaries, a smaller loss incurred from the change in the fair value of the Notes and warrants at September 30, 2008 and reduced restructuring, legal and interest expenses at Corporate. The current period results were negatively impacted by impairment charges for the impairment of goodwill and long-lived assets of $3,957 and an increase in the other expenses mainly resulting from foreign currency losses of $2,119.

Backlog.  As of September 30, 2008, the Company’s firm committed backlog was $169,744 compared to $130,782 at September 30, 2007. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting, as applicable. The table below shows the backlog by segment at September 30, 2008 and 2007, respectively.

	Backlog by Segment
	At September 30,		At September 30,
	2008		2007
		Percentage		Percentage
		of Total	Amount	of Total

Ammunitions & Weapons Effects	$168,363	99%	$128,492	98%
Electronic Security	1,381	1	2,290	2

Total	$169,744	100%	$130,782	100%

In addition, the Company had unfunded backlog, which is subjected to an appropriation of governmental funds, of approximately $19,724 and $6,297 at September 30, 2008 and 2007, respectively, from both the AWE and ES segments. These are contracts or portions of contracts that do not have all of the appropriate approvals to be performed on. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog.

The increase in September 30, 2008 backlog for the AWE segment was attributable to MECAR’s receipt of funding on the second tranche of the July 2007 contract in the current period that previously has been recorded as unfunded. MECAR USA’s backlog has also grown to $12,229 at September 30, 2008 as compared to $884 at September 30, 2007, driven in part by new procurement contracts received in 2008.

Electronic Security’s current period backlog level reduced from the prior period levels due to a lag in receipt of follow-on contracts with NSM’s largest customer, the U.S Army.

Balance Sheet

The table below provides the summary consolidated balance sheets as of September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

ASSETS
Cash	$13,086	$34,802
Accounts receivable, net	19,881	6,965
Costs and accrued earnings on uncompleted contracts	56,100	39,313
Inventories, net	22,569	22,027
Other current assets	24,722	28,275
Other assets	21,891	28,869

TOTAL ASSETS	$158,249	$160,251

LIABILITIES
Bank overdraft facility	$5,372	$7,239
Accounts payable and accrued liabilities	44,306	40,457
Customer deposits	30,250	26,835
Other current liabilities	9,168	9,510
Senior convertible notes	19,493	19,392
Long-term debt and other liabilities	12,857	11,163

TOTAL LIABILITIES	121,446	114,596
STOCKHOLDERS’ EQUITY	36,803	45,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$158,249	$160,251

The Company’s September 30, 2008 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All Euro values were converted at the September 30, 2008 and December 31, 2007 conversion ratios of $1.4449 and $1.4729, respectively.

Working capital, which includes restricted cash, was $23,336 at September 30, 2008 as compared to $32,850 at December 31, 2007. This decrease in working capital of $9,514 was primarily due to the reclassification of approximately $5,782 of the senior convertible notes to current liabilities based on the January 2009 “Put” date of the notes, increased current maturities of long-term debt at September 30, 2008, and increased accounts payable, accrued liabilities and customer deposits at September 30, 2008 due to purchases in support of the increased revenue and backlog levels.

The cash balance, restricted and unrestricted, at September 30, 2008 was $13,086 as compared to $34,802 at December 31, 2007. Restricted cash balances were $7,993 and $13,052 at September 30, 2008 and December 31, 2007, respectively. The restricted cash balance consists mainly of MECAR’s customer deposits of which a portion has been restricted to secure bank issued advance payment guarantees. The reduction in the restricted cash balance from December 31, 2007 was associated with local government support in Belgium that began in April 2008 to guarantee a larger portion of MECAR’s performance bonds and advance payment guarantees for MECAR’s bank group, thereby reducing the restricted cash requirements. These additional guarantees by the local government will be in place until November 30, 2008. The unrestricted cash balances have decreased $16,675 to $5,093 at September 30, 2008 as compared $21,750 at December 31, 2007 as a result of increased cash used in operating activities associated with the steep increase in revenues in the current period.

Accounts receivable at September 30, 2008 increased by $12,916 from December 31, 2007 primarily due to the higher billings at MECAR, offset by increased collections in recent months at NSM and MECAR USA. Costs and accrued earnings on uncompleted contracts increased by $16,787 from the year ended December 31, 2007 primarily due to progress on MECAR’s backlog that will be completed and shipped later in 2008.

MECAR was prohibited from shipping products to its largest customer in the months June through September due to contractual restraints, thereby causing a buildup of contracts in progress in these months until completion and shipping arrangements can be made in the fourth quarter of 2008.

Inventories remained consistent between the two periods as a result of a constant build up and use of inventories at MECAR as it performs its backlog.

Other current assets decreased to $24,722 at September 30, 2008 from $28,275 at December 31, 2007. This decline was due to an offset between an increase in advance payments made to suppliers and a decrease in assets held for sale due to the completion of the sale of Titan in March 2008. In the prior period, Titan’s assets of $4,599 were included in assets held for sale in other current assets.

Other assets decreased from $28,869 at December 31, 2007 to $21,891 at September 30, 2008. This decline was attributable to impairment of goodwill and long-lived assets of $3,957 and the recognition of scheduled nine months depreciation and amortization expense of $4,275 offset by approximately $1,556 of added capital expenditures in 2008 and a negative performance in the value of the Euro versus the U.S dollar.

The bank overdraft facility decreased by $1,867 from December 31, 2007 as a result of repayments made during the nine month period in 2008 in accordance with the April 2008 restructuring. Accounts payable and accrued liabilities at September 30, 2008 increased by $3,849 from December 31, 2007 related to increased material purchases and the ramp up of contract activity at MECAR. Customer deposits increased by $3,415, primarily at MECAR, as a result of the increased backlog and new deposits collected from customers.

Other current liabilities remained consistent between the two periods ended September 31, 2008 and December 31, 2007, although a reduction in liabilities held for sale of $2,051 from the sale of Titan in March 2008 and the recognition of loss on the fair value foreign exchange contracts of $1,398 were reflected in the September 30, 2008 balance.

Senior convertible notes balance remained consistent betweens two periods as a result of having a similar calculated fair value at both September 30, 2008 and December 31, 2007. See Note 8 of the financial statements for a full description of the transactions. In January 2008, $5,782 of the notes were reclassified as current liabilities.

Long-term debt and long-term liabilities increased by $1,694 at September 30, 2008 from the December 31, 2007 level of $11,163. This increase was primarily attributable to MECAR’s $2,456 note issued in lieu of borrowing under revolving overdraft portions of the cash facility in 2008, offset by a repayment of $749 made in 2008.

Stockholders’ equity as of September 30, 2008, was negatively affected by the net loss for the nine month period in 2008. This decrease was also supported by a negative performance in the value of the Euro versus the U.S. dollar, which resulted in an decrease in accumulated other comprehensive income. The Euro depreciated by approximately 2% from December 31, 2007.

Cash Flows

The table below provides the summary cash flow data for the periods presented.

	For Nine Months
	Ended September 30,
	2008	2007

Net cash used in operating activities	$(17,550)	$(12,262)
Net cash provided by investing activities	826	40,769
Net cash provided by (used in) financing activities	(393)	4,515
Effects of exchange rate on cash	460	2,944

Operating Activities.  The Company used $17,550 of cash in its operating activities during the nine months ended September 30, 2008 as compared to $12,262 of cash used in its operating activities during the same period of 2007. The cash used in continuing operations was $21,388 in 2008 as compared to $16,177 in the prior comparable period.

The increase in cash used from continuing operations resulted from a significant change in operating assets and liabilities. The change in operating assets and liabilities used cash of $22,884 during the nine month period of 2008 as compared to $10,095 of generated cash in the prior comparable period. The fluctuation in accounts receivable, and cost and accrued earnings on uncompleted contracts utilized cash of $32,417 in the nine months ended September 30, 2008 as compared to $8,574 of generated cash in the prior period. In the current period, MECAR had substantially higher level of revenues resulting in a corresponding increase in accounts receivable and cost and accrued earnings on uncompleted contracts as compared to the prior comparable period. Due to an increase in 2008 inventory purchasing, the Company utilized $1,326 of cash in 2008, as compared to generated cash of $649 in the prior comparable period of 2007. Due to required prepayments and deposits to the suppliers in 2008, the Company utilized $2,553 of cash in current period as opposed to generated cash of $645 in the prior comparable period of 2007. As a result of a growth in customer deposits in the current period, the Company generated cash of $4,074 during the nine months ended September 30, 2008 as opposed to the utilized cash of $10,855, driven by the relief of customer deposits from completed contracts in the prior comparable period. Cash paid for interest was $5,518 and $3,695 for the nine months ended September 30, 2008 and 2007, respectively. Cash paid for income taxes was $99 and $1,018 for the nine months ended September 30, 2008 and 2007, respectively, and includes federal, international and state taxes.

Investing Activities.  Net cash provided by investing activities decreased to $826 for the nine months ended September 30, 2008 from the prior period generated cash of $40,769. This stemmed from the higher net proceeds received from the sale of SeaSpace and The VSK Group of $40,769 in 2007 as compared to the net proceeds of $2,433 from the sale of Titan in 2008. The Company estimates that it has less than $200 of non-firm capital commitments outstanding as of September 30, 2008.

Financing Activities.  The Company utilized cash of $393 from its financing activities during the nine months ended September 30, 2008 compared to a generated cash of $4,515 during the same comparable period in 2007. This negative impact in the current period was primarily related to the net proceeds received from the refinancing of secured convertible notes of $15,376 in 2007.

Effects of Exchange Rate.  Due to a slight decline of fluctuation in exchange rates between USD and Euro between September 30, 2008 and 2007, the Company generated $460 of cash in current period compared to generated cash of $2,944 in the prior comparable period.

Allied.  The parent Company continues to operate based on management fees and dividends received from certain subsidiaries and proceeds of divestitures. The parent Company received dividends of $3,100 from GMS in 2008. Allied has made cash infusions in MECAR, NSM, and MECAR USA to support working capital requirements and operating losses in 2008. MECAR, MECAR USA and NSM are projected to operate without additional financing from Allied for the remaining periods of 2008.

MECAR.  MECAR continues to operate from internally generated cash, funds provided by its bank facility, financing from capital leases and cash received from Allied and other affiliates. In addition, a loan of approximately $8,669 was provided by a local Belgian regional agency to extend MECAR’s working capital. The bank facility agreement provides (i) lines of credit for working capital and (ii) a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The bank agreement imposes two financial covenants requiring MECAR to maintain minimum net worth and working capital levels. In April 2008, the Company reached an agreement to extend and expand the credit facility until December 31, 2008. This agreement would require a partial repayment of MECAR’s cash line of approximately €5,100 in July 2008 and the remainder to be repaid by November 30, 2008. The Company did not meet the first requirement on July 31, 2008 but subsequently made the required repayments to the bank facility later in the third quarter of 2008. In April 2008, MECAR received additional temporary local support from the bank group to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008.

Other Subsidiaries.  NSM and MECAR USA operated in 2008 from cash generated from operations and cash infusions by Allied. In 2008, GMS operated from cash generated from operations.

Stock Repurchases.  The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2008 and does not anticipate repurchasing shares of its common stock during the remainder of 2008.

Off-Balance Sheet Arrangements.  As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, the Company is not involved in any material unconsolidated SPE transactions. MECAR is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by MECAR’s banking group. MECAR is obligated to repay the bank group any amounts it pays as a result of any demands on the bonds or guarantees.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 effective January 1, 2008. The adoption of SFAS No. 157 did not have a significant impact on our financial position or results of operations.

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
September 30, 2008

ITEM 3.	QUANTITATIVE AND QUALITATIVE MARKET RISK DISCLOSURE

Not required for a smaller reporting company.

ITEM 4T.	DISCLOSURE CONTROLS AND PROCEDURES

1.	Evaluation of disclosure controls and procedures

Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2008.

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

Date: November 13, 2008