Form 10-K
period 2008-12-31
ALLIED DEFENSE GROUP INC
filed 2009-03-31
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 1-11376

THE ALLIED DEFENSE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	04-2281015 (I.R.S. Employer Identification No.)

8000 Towers Crescent Drive, Suite 260
Vienna, Virginia 22182
(Address of principal executive offices, including zip code)

(703) 847-5268
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange

Common Stock, $0.10 Par Value	NYSE Alternext Exchange (formerly American Stock Exchange)

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

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2008, the last day of the registrant’s most recently completed second fiscal quarter, was $37,880,209. For purposes of this determination, only our directors, including any indirect holdings of such directors as reported in Item 11 of this Form 10-K, and executive officers have been deemed affiliates.

The number of shares of registrant’s Common Stock outstanding as of February 28, 2009, was 8,079,509.

PART I

ITEM 1.	BUSINESS

The Allied Defense Group, Inc. (“Allied” or the “Company”) is a multinational defense business focused on the manufacture and sale of ammunition and ammunition related products for use by the U.S. and foreign governments. Allied’s strategic business is conducted by its two wholly owned subsidiaries: MECAR S.A. (“Mecar”) and MECAR USA, Inc. (“Mecar USA”). Mecar is located in Nivelles, Belgium and Mecar USA is located in Marshall, Texas.

Prior to the fourth quarter of 2008, the Company had operated within two primary business segments, the Ammunition & Weapons Effects segment (“AWE”) and the Electronic Security (“ES”) segment. In order to focus on its core competency in ammunition and reduce its debt, the Company began divesting certain of its business units in 2007. Since 2007, the Company sold one business that had been in the AWE segment, Titan Dynamic Systems, Inc. (“Titan”); one business that had been in the Company’s Other segment, SeaSpace Corporation (“SeaSpace”) and The VSK Group and Global Microwave Systems Inc. (“GMS”), which constituted all but one of its ES business units. In the fourth quarter of 2008, the Company committed to a formal plan to divest the last remaining business in the ES segment, News/Sports Microwave Rental, Inc. (“NSM”).

Allied was incorporated as a Delaware corporation in 1961 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988 and subsequently changed its name to The Allied Defense Group, Inc. effective January 2, 2003.

The following table summarizes the Company’s significant acquisitions and dispositions:

Acquisition Date	Company Involved	Disposition Date

May 31, 1994	VSK Electronics N.V. and Télé Technique Générale S.A.	September 18, 2007
May 9, 1995	Intelligent Data Capturing Systems N.V.	September 18, 2007
December 11, 1999	VIGITEC S.A.	September 18, 2007
December 31, 2001	News/Sports Microwave Rental Inc.
June 6, 2002	Titan Dynamic Systems, Inc.	March 17, 2008
July 31, 2002	SeaSpace Corporation	July 23, 2007
August 1, 2004	CMS Security Systems	January 1, 2008
November 1, 2005	Global Microwave Systems, Inc.	October 1, 2008

All amounts are reported in thousands of dollars, except for share data and Item 11 — Executive Compensation.

The results of operations, financial position and cash flows of SeaSpace, The VSK Group, Titan, GMS and NSM, have been reported as discontinued operations for all periods presented, in accordance with SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets.

Description of Business

Allied

Allied, as the parent holding company, provides oversight and corporate services for its subsidiaries. Allied’s corporate expenses are reported separately on the segment reporting schedules.

As a result of the Company’s recent divestitures of business units, the Company has realigned its operating segments based on senior management’s evaluation of the business and in accordance with SFAS No. 131 Disclosure about Segments of an Enterprise and Related Information. The new segments are Mecar and Mecar USA. The Company’s management believes these two business units are two distinctive segments because they have their own management teams, different capital requirements, different market and different products.

Mecar mainly develops and manufactures its proprietary ammunition and has some smaller portion of its revenue based on service type activities such as selling ammunition manufactured by other parties, consulting on the development of manufacturing facilities, and providing sales representation to weapon systems manufacturers. Mecar USA, on the other hand, has a revenue base that is largely made up of service type activities with a much smaller portion of its revenue based on manufacturing. Mecar has higher capital requirements as compared to a lower capital base at Mecar USA. The gross margins at Mecar, in general, are higher than those of Mecar USA.

Mecar

Mecar designs, develops, manufactures and sells ammunition and ammunition related products for military use. Substantially all of Mecar’s revenues are derived from the sale of ammunition which is used with weapons that are generally considered defensive weapons. From time to time, Mecar provides system integration services pursuant to which it purchases and resells weapon systems, ammunition manufactured by others or consulting services to governments looking to develop their own manufacturing capabilities in types of ammunition not manufactured by Mecar. Mecar’s manufactured products consist of a wide variety of ammunition and grenades in the medium caliber, artillery, anti-tank and anti-material categories. The following are the principal products produced and sold by Mecar:

Direct Fire Ammunition

90mm Ammunition Mecar develops and produces a complete family of 90mm ammunition that includes Armor Piercing Fin Stabilized Discarding Sabot (APFSDS), High Explosive (HE), High Explosive Anti-Tank (HEAT), Smoke (SMK) and High Explosive Squash Head (HESH) rounds. This tank ammunition is for the COCKERILL Mk II and III, ENGESA EC-90, the DEFA F1 and the CN 90 F3 & F4 guns. The 90mm MKVIII KENERGA Weapon System has been jointly developed by Cockerill Mechanical Systems (“CMI”) and Mecar to provide the modern LAV with anti-tank punch similar to that of tanks equipped with 105mm guns, without sacrifice to the range, mobility and maintainability of the light LAV. The ammunition products include the APFSDS, HESH and SMK versions with their corresponding training rounds and these rounds have been safety certified by the US Army.

105mm Ammunition Mecar produces an entire range of 105mm tank ammunition. This range includes the APFSDS, HEAT, HESH and SMK, with their corresponding training rounds. In 2003, Mecar, in conjunction with L-3 Communications, won the contract to deliver the 105mm High Explosive Plastic — Tracer (HEP-T) and Training Practice — Tracer (TP-T) rounds to the U.S. Army for the Stryker BCT systems. The rounds have been type classified as the M393A3 and M467A1 respectively.

120mm Ammunition Mecar has entered into a strategic alliance to produce a 120mm HEP round for the 120mm smooth-bore tank gun. Based on the highly successful 105mm HEP round, this will provide the same capabilities to defeat a wide variety of material targets of the Abrams and Leopard 2 tanks.

Indirect Fire Ammunition

Mortar Ammunition The 120mm family is state of the art ammunition for standard field mortars and for the turreted mortar systems such as the Patria NEMO and the BAE Land Systems AMS. The current version of this ammunition has successfully completed qualification with the U.S. Army, together with the 120mm AMS Light Armored Vehicle (LAV) system. This system is capable of direct as well as indirect fire. Mecar has developed and qualified a direct fire fuse for the AMS. The 60mm and 81mm family of mortar ammunition has been modernized to compete with the latest generation of this product line.

Other Ammunition The 25mm APFSDS-T ammunition round is Mecar’s entry into the medium caliber arena. This round and other 25mm rounds have been key components of the larger sales contracts Mecar has signed since 2007. In addition, Mecar has produced 155mm HE, SMK(WP) and Illuminating rounds for various customers. Mecar manufactures HE, CAN, HESH and HESH-PRAC ammunition for the 76mm L23 guns, which are in service with armored vehicles in several countries in Europe, South America, Africa and the Far East. Mecar has developed and manufactured ammunition for the 106mm Recoilless Rifle. Mecar has also developed and manufactured the

84mm SAKR Recoilless Rifle and its associated family of ammunition. The SAKR ammunition (HEAT, HE, SMK, ILL and HEAT-TP-T) is also interoperable with existing 84mm systems.

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

Principal Activities at Mecar in 2008

In 2008, Mecar begin to manufacture and ship products to fulfill the substantial contracts obtained in 2007. In addition, in early 2008, Mecar obtained a $43,500 multi-year contract from a new customer and a $68,000 follow on contract from its principal customer.

In April 2008, the Company announced that Mecar had entered into a joint venture to establish an ammunition manufacturing and assembly facility in Jordan for small caliber cartridges cases and bullets, as well as assembly of large caliber charges and tank ammunition. This joint venture presents not only an initial sales opportunity of equipment and technical know-how but also an opportunity for annual recurring product sales to the joint venture company.

Mecar USA

Mecar USA purchases and resells ammunition and ammunition related products manufactured by others for the benefit of the U.S government and foreign governments. Mecar USA substantially expanded this procurement business in 2008. Under the normal terms of these procurement contracts, Mecar USA negotiates pricing, assumes ownership of inventory, inspects quality of ammunition and arranges all logistics required by the customer. Mecar USA also has manufacturing contracts from the U.S. Government and others for ammunition and pyrotechnics devices. Mecar USA became operational in late-2005 following the construction of a new facility in Marshall, Texas.

Principal Activities at Mecar USA in 2008

Mecar USA greatly expanded its procurement contracts business in 2008. Mecar USA started the year with approximately $13,000 in backlog to provide non-standard ammunition to Iraq. Mecar USA delivered successfully on the contract as required by the U.S. government. Mecar USA won a contract as the prime contractor to provide approximately $6,000 of non-standard ammunition to the U.S. government for Afghanistan. This contract has an option for additional $6,000 of non-standard ammunition to the U.S. government. During 2008, Mecar USA also expanded its foreign customer base with the most significant contract for approximately $20,000 of NATO ammunition to a former Soviet Union Republic. In December 2008, the Company announced that Mecar USA was awarded, as a subcontractor to a prime contractor in a U.S. Government contract, a contract for more than $37,000 that would be executed during 2009. On the manufacturing side, Mecar USA has been focusing on the 105mm tank ammunition market for the development of its existing manufacturing facilities and in 2008, Mecar USA, as a sub-contractor to a much larger defense Company, won the contract to deliver the 105mm High Explosive Plastic Training Practice — Tracer (TP-T) rounds to the U.S. Army for the Stryker BCT systems. The rounds have been type classified as M467A1.

NSM

In the fourth quarter of 2008, the Board of Directors of the Company committed to a formal plan to dispose of NSM. NSM is the last remaining business in the Company’s segment formerly known as Electronic Security. In accordance with SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the results of operations, financial position and cash flows of NSM have been reported as discontinued operations for all periods presented.

NSM develops sophisticated microwave surveillance systems used in law enforcement, port security, border security, airport security, high-end commercial security, citywide surveillance applications and defense applications. NSM’s systems and products include cameras, command/control systems, video concealments, intelligent software, microwave link solutions, radars, and other sensors. NSM offers fixed observation/transmit surveillance installations in addition to mobile command centers and airborne camera/tracking/transmit packages. NSM’s customers included U.S. Government agencies as well as state and local enforcement agencies. NSM has been omitted from further discussion in Item 1.

Geographic Areas and Industry Segments

See Note S of Allied’s consolidated financial statements for information concerning the geographic areas and industry segments of Allied. The Company has two operating segments, Mecar and Mecar USA, both of which are in the defense industry.

Market and Customers

Allied derives the principal portion of its revenue from direct and indirect sales to foreign governments and prime contractors, primarily on fixed price contracts. One foreign government accounted for approximately 52% of the Company’s total revenue in both 2008 and 2007, either directly or indirectly, as detailed in Note A to the consolidated financial statements.

Commencing in early 2000, Mecar designated a former marketing representative as its independent distributor/value added reseller (“Distributor”) to its largest foreign government customer. The Distributor obtains a contract from the end user customer and subcontracts a portion of the work to Mecar. The products that Mecar produces are sold to the Distributor for resale to the foreign government customer end users. The use of a Distributor for these purposes is not in conflict with European Community or Department of Defense regulations or protocol.

Mecar’s products are sold either directly or indirectly to the defense departments of governments and are regulated by Belgian law regarding the foreign governments with which it may do business and which products may be sold to the end users. As a practice, Allied does not permit Mecar to accept sales contracts if they are in conflict with U.S. government policy.

The sales by Mecar in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. An order for Mecar’s products is often for a large quantity and/or a substantial aggregate price, primarily because the materials required for the manufacture of the products cannot be economically purchased in small quantities and because of the favorable economies of scale gained with large volume production. Most of the contracts received by Mecar require delivery in approximately one year. Mecar’s business and its profitability is dependent upon its ability to obtain such large orders. In addition to these large orders, Mecar frequently accepts smaller orders to increase its customer base and efficiently use its manufacturing capacity.

When Mecar obtains a contract for the sale of its products, it generally receives down payment(s) and/or letter(s) of credit to be applied to the purchase price upon shipment of the products. In such cases, Mecar is generally required to provide advance payment guarantees and performance bonds issued by its banking credit facility. Mecar has from time-to-time received foreign military sale (“FMS”) contracts from the U.S. Government for the manufacture of ammunition for the benefit of a foreign government customer. Such contracts may be terminated for convenience by the government or upon default by the manufacturer. The contracts received by Mecar through the FMS system do not require down payments, letters of credit, advance payment guarantees or performance bonds.

Mecar USA’s current customers are the U.S government, U.S.-based prime contractors and foreign governments. Mecar USA’s products are sold either directly or indirectly to the defense departments of governments and are regulated by U.S. government law regarding the foreign governments with which it may do business.

The sales by Mecar USA in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. Mecar USA’s business and its profitability is dependent upon its ability to obtain such large orders.

Principal Customers

Mecar has historically received a large percentage of its revenue from agencies of one foreign government. See Note A to Allied’s consolidated financial statements. Mecar receives contracts for the benefit of these customers via the Distributor and has also received contracts for the benefit of these customers via the FMS program. Mecar has been focusing on expanding and diversifying its customer base. In the years 2004, 2005, and 2006, this foreign government represented 88%, 75% and 54%, of Allied’s revenue, respectively. In both 2007 and 2008, this government represented 52% of Allied revenue, thus reducing the concentration of this customer. Mecar USA sells directly or indirectly to the U.S. and foreign governments. Most of the larger contracts are indirect with the end user and Mecar USA obtains its purchase orders from teaming or subcontracting agreements.

Raw Materials and Suppliers

The production of ammunition requires an ample supply of chemicals, pyrotechnic materials, metal component parts and casings. Mecar generally attempts to ensure that several vendors will be available in the open market to compete for all supply contracts. However, once the development phase is complete and the design has been stabilized for certain products, the continued availability of supplies can become critical to its ability to perform on a particular contract. Mecar and Mecar USA seek to protect themselves against shortages and similar risks by planning alternative means of production, by producing internally, and by monitoring the availability and sources of supplies. Mecar and Mecar USA depend upon major suppliers to provide a continuous flow of such components and materials where in-house capability does not exist, and has generally found such materials and supplies to be readily available.

Marketing

The day to day marketing activities are handled by Mecar and Mecar USA’s staff of sales professionals, engineers, and executive personnel. For Mecar and Mecar USA, an even greater effort has been made to expand its customer base into new foreign governments in order to mitigate the potential downfalls of relying on a few large customers. Mecar USA currently focuses more of its marketing efforts on procuring finished goods for resale in pass through contracts, based on its limited manufacturing capabilities. In addition, Mecar advertises in trade journals and participates in trade shows. Mecar is also represented by marketing representatives in different markets and has designated a Distributor for indirect sales to its largest end user customer.

Research and Development

The development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. Mecar maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 2008 and 2007, Mecar expended $2,277 and $1,617, respectively, for research and development activities. Mecar designed most of the products which it currently manufactures. In addition to its ammunition, Mecar designs and develops most of its special tooling, fixtures, special explosive loading, testing systems and demilitarization equipment.

Backlog

As of December 31, 2008 and 2007, Allied had backlog orders, believed to be firm, after giving effect to the percentage of completion method of accounting for its contracts of $185,921 and $108,958, respectively. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting as applicable. The December 31, 2008 and 2007 backlog was as follows:

	December 31,
	2008	2007

Mecar	$136,396	$94,993
Mecar USA	49,525	13,965

Total	$185,921	$108,958

The December 31, 2008 and 2007 amounts do not include unfunded portions of contracts, which are subject to the appropriation or authorization of government funds, of approximately $13,439 and $97,692, respectively, from Mecar and Mecar USA. These are contracts or portions of contracts that do not have all of the appropriate approval to be performed on. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog.

Competition

The munitions business is highly competitive. Mecar and Mecar USA have a number of competitors throughout the world, including competitors in the United States. Many of these competitors are substantially larger companies with greater capital resources and broader product lines. Many of the competitors have existing relationships with governments and countries in which Mecar and Mecar USA market their products. For example, many countries will only acquire ammunition and other military items from manufacturers located in said countries. In many other countries, it is important to have an independent marketing representative.

Recently, Mecar USA has experienced significant growth with procurement contracts. These are contracts where Mecar USA commits to deliver ammunition and/or related products manufactured by others to the US or foreign governments. Mecar USA assumes inventory risk, including quality risk, for the procurement products and often provides the logistic support to transport this inventory. These contracts are very competitive with many businesses competing for these generally lower margin contracts.

Competition is mainly based upon accessibility to potential markets, technical expertise, quality, capabilities of the product, price and ability to meet delivery schedules. In the United States, the market place is dominated by several large domestic manufacturers that make it difficult for Mecar and Mecar USA to directly compete. In some instances, Mecar and Mecar USA have signed strategic alliances with the larger competitors in order to work with them to develop new niche products. The downsizing of the munitions industrial base has resulted in a reduction in the number of competitors through consolidations and departures from the industry. This has reduced the number of competitors in some programs, but has strengthened the capabilities of some of the remaining competitors. In addition, it is possible that there will be increasing competition from the remaining competitors in business areas in which they do not currently compete.

Seasonal Nature of Business

The Company’s business in general is not seasonal, although the summer and winter holiday seasons affect Company revenue because of the impact of holidays and vacations on the Company’s international operations. Our ability to ship product to certain customers in the Middle East is restricted in the summer months, which can increase our working capital requirements during those periods. Variations in the Company’s business may also occur at the expiration of major contracts until such contracts are renewed or new business obtained.

Personnel

As of December 31, 2008, the Company collectively had 353 employees as follows:

	Technical &	Hourly	Part-Time	Technical
	Salaried Employees	Workers	Employees	Consultants	Total

Allied	8	—	—	—	8
Mecar	55	274	—	5	334
Mecar USA	6	5	—	—	11

Total	69	279	—	5	353

The classification of employees noted above for Mecar is in accordance with Belgian law. Mecar’s employees, except management, are represented by a labor union. The Company’s relations with the labor union have been good.

Patents and Trademarks

None of the Allied subsidiaries hold significant patents or trademarks.

Environmental Regulations

The Company does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position, although new environmental regulations continue to go into effect in Belgium. Mecar has spent approximately $400 in 2008 in order to be compliant with current Belgian regulations.

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

Allied’s principal executive offices are located in Vienna, Virginia, where it leases approximately 6,400 square feet of office space. The lease expires in February 2013. The following table shows the principal properties of Allied’s subsidiaries as of December 31, 2008:

			Square Footage
Entity	Location	Property	Owned	Leased

Mecar(1)	Nivelles, Belgium	Office/Mfg	399,068	1,943
NSM(2)	Spring Valley, CA	Office/Mfg	—	10,470
Mecar USA(3)	Marshall, TX	Office/Mfg	15,738	36,000

(1)	Mecar’s principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which has been occupied by Mecar since 1989. The manufacturing and the administration facility area is approximately 339,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. Mecar also utilizes other test firing ranges, including test ranges located in the United Kingdom, Spain and Portugal. During most of 2008, Mecar operated at approximately 80-90% of its productive capacity, based on the product mix of its backlog in 2008.

(2)	NSM operates from leased office, production and warehouse facility in Spring Valley, California. The facility area is approximately 10,000 square feet and is leased through June 30, 2013. NSM is currently operating at 60% of its productive capacity.

(3)	Mecar USA operates from an office and manufacturing facility in Marshall, Texas, constructed in 2005 with assistance from the local development authority. In addition to the manufacturing facility, Mecar USA has leased 36,000 square feet since 2007. The facilities at Mecar USA have been sized in anticipation of future period revenue growth. Mecar USA is currently operating at 50% of productive capacity.

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

The Annual Meeting of Shareholders of the Company, for which proxies were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, was held on November 5, 2008.

At the Annual Meeting, each of the following nominees was elected to the Board of Directors according to the following votes:

Director Name	For	Withheld

J. H. Binford Peay, III	6,200,808	272,161
Ronald H. Griffith	6,254,708	218,261
Gilbert F. Decker	6,255,088	217,881
John G. Meyer, Jr.	6,187,123	285,846
Charles S. Ream	6,252,892	220,077
John J. Marcello	6,188,353	284,616
Frederick G. Wasserman	4,870,064	1,602,905
Tassos D. Recachinas	6,248,792	224,177

At the Annual Meeting, the shareholders ratified the appointment of BDO Seidman LLP as the Company’s independent registered public accounting firm for 2008 according to the following votes:

	For	Against	Abstain

Ratification of BDO Seidman as Independent Registered Public Accounting Firm	6,428,046	37,335	7,588

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information.  Allied’s Common Stock has been listed for trading on the NYSE Alternext Exchange (formerly American Stock Exchange) since September 15, 1992. Its trading symbol is ADG. Its media listing is under the symbol Allied Defense. The table below shows the high and low sales prices of Allied’s Common Stock during 2008 and 2007:

	2008		2007
	High	Low	High	Low

1st Quarter	$8.45	$5.62	$21.00	$7.72
2nd Quarter	7.41	5.01	10.45	6.01
3rd Quarter	7.16	4.82	10.43	3.75
4th Quarter	8.35	4.96	8.09	5.00

Stockholders.  The number of holders of record of the Common Stock at March 16, 2009 was 880.

Dividends.  There have been no dividends declared or paid by Allied since November 1992. The payment of dividends is within the discretion of Allied’s Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including earnings, capital requirements, operating and financial condition, and any contractual limitation then in effect. Mecar is not allowed to remit a dividend to Allied based on the terms of its borrowing arrangements with its bank group and a Belgian regional agency.

Equity Compensation Plan Information.  The following table provides information as of December 31, 2008 about Allied’s Common Stock that may be issued upon the exercise of options and rights under all of Allied’s existing equity compensation plans as of December 31, 2008, including the 2001 Equity Incentive Plan, the 1997 Incentive Stock Plan and the 1992 Employee Stock Purchase Plan (all of which have been approved by Allied’s stockholders), as well as rights to acquire shares of Allied’s Common Stock granted to unaffiliated institutional investors.

			Number of Securities Available
	Number of Securities to be	Weighted Average	for Future Issuance Under
	Issued Upon Exercise of	Exercise Price of	Equity Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	330,000	$14.78	191,404
Equity compensation plans not approved by security holders(1)	411,593	$17.89	—

Total	741,593	$16.51	191,404

(1)	Consists of 349,297 warrants issued to purchasers of convertible notes as part of prior financings and 62,296 warrants issued to the financial advisor for such financings.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, other than share data)

Overview

Allied is a multinational defense business focused on the manufacture and sale of ammunition and ammunition related products for use by the U.S. and foreign governments. Allied’s strategic business is conducted by its two wholly owned subsidiaries: MECAR S.A. (“Mecar”) and MECAR USA, Inc. (“Mecar USA”). Mecar is located in Nivelles, Belgium and Mecar USA is located in Marshall, Texas. Corporate is located in Vienna, Virginia. Expenses related to Corporate and foreign holding companies are reported separately in the segment reporting schedules.

Prior to the fourth quarter of 2008, Allied had operated within two primary business segments, the Ammunition & Weapons Effects segment (“AWE”) and the Electronic Security (“ES”) segment. In order to focus on its core competency in ammunition and reduce its debt, the Company began divesting certain of its business units in 2007. Since 2007, Allied sold one business that had been in the AWE segment, Titan Dynamic Systems, Inc. (“Titan”); one business that had been in the Company’s Other segment, SeaSpace Corporation (“SeaSpace”) and divested The VSK Group (“VSK”) and Global Microwave Systems Inc. (“GMS”), which constitute all but one of its ES business units. In the fourth quarter of 2008, the Company committed to a formal plan to divest the last remaining business in the ES segment, News/Sports Microwave Rental, Inc. (“NSM”).

As a result, Allied has realigned its operating segments into Mecar and Mecar USA, as follows:

•	Mecar. Mecar designs, develops, manufactures and sells ammunition and ammunition related products for military use. Substantially all of Mecar’s revenues are derived from the sale of ammunition which is used with weapons that are generally considered defensive weapons. From time to time, Mecar provides system integration services pursuant to which it purchases and resells weapon systems, ammunition manufactured by others or consulting services to governments looking to develop their own manufacturing capabilities in types of ammunition not manufactured by Mecar. Mecar’s manufactured products consist of a wide variety of ammunition and grenades in the medium caliber, artillery, anti-tank and anti-material categories.

•	Mecar USA. Mecar USA purchases and resells ammunition and ammunition related products manufactured by others for the benefit of the U.S government and foreign governments. Mecar USA substantially expanded this procurement business in 2008. Mecar USA also pursues manufacturing contracts from the U.S. Government and others for ammunition and pyrotechnics devices. Mecar USA became operational in late-2005 following the construction of a new facility in Marshall, Texas.

Allied, the parent company, provides oversight and corporate services to its subsidiaries and has no operating activities.

Segment data set forth herein for prior periods has been revised to conform to the current Mecar and Mecar USA operating segments.

The Company continues to evaluate its strategic options. The Company has committed to a plan to sell NSM. In addition, the Board of Directors of the Company continues to evaluate a possible disposition of all operating units of the Company and the return of the net remaining proceeds to the shareholders. The Board will continue to evaluate alternatives to maximizing shareholder value through either the divestiture process or a more focused, cohesive business strategy centered on the Mecar and Mecar USA.

Liquidity and Capital Resources

During the last few years, the Company faced liquidity challenges resulting mainly from the reduction of revenues and significant operating losses at MECAR. In addition, the Company’s liquidity was adversely affected by financing and restructuring costs. During that time, the Company implemented a plan to reduce the fixed operating cost base at Mecar and NSM. The corporate headquarters also engaged in cost-cutting measures and committed to a plan to divest non-core subsidiaries and repay its convertible notes and Mecar’s revolving cash line. Since 2007, the Company has divested several of its non-core subsidiaries and improved its operating results. The divestitures have permitted the Company to repay its debt and eliminate smaller non-profitable subsidiaries. The Company fully repaid its convertible notes, with the last payment made in January 2009.

In April 2008, MECAR reached an agreement with its existing bank group regarding its credit facility. The agreement provided for an expansion of the total credit facility from approximately $60,406 (€42,850) to $64,318 (€45,625). The credit facility was restructured and the portion designated for tax prepayments was terminated. The agreement provided for a cash line of $14,379 (€10,200) and performance bond and advance payment guarantee line of $49,939 (€35,425). The agreement required a partial repayment of MECAR’s cash line of $7,190 (€5,100) in July 2008 and the remainder to be repaid by November 30, 2008. The performance bond and advance payment guarantee line expired on December 31, 2008. Based on the timing of MECAR’s shipments in July 2008, the Company was unable to repay half of the cash line by July 31, 2008, but subsequently made the required repayments to the banking facility in the third quarter of 2008 and the remaining $7,190 (€5,100) by November 30, 2008 with cash generated from operations. Mecar is in continuing discussions with its bank group regarding an additional extension of the performance bond and advance payment guarantee line in 2009. The extension would provide an initial line of $64,036 (€45,425) and then by August 31, 2009, the line would be reduced to $49,939 (€35,425). The extension would expire on March 31, 2010 and one of the members of the bank group that represents approximately 20% of the credit would potentially cease to issue new bonds or guarantees after October 1, 2009. In line with Mecar’s projected facility requirements, the facility will gradually be lowered after October 1, 2009 to compensate for the exit of one member to approximately $38,767 (€27,500). The refinancing of the credit facility, particularly the performance bond and advance payment guarantee facility, is critical to the Company’s ability to sign new contracts and continue on a long term basis. All Mecar’s current funded backlog is covered by required performance bonds and credit guarantees. Mecar was able to open performance bonds and credit guarantees for new contracts through February 2009 under a temporary extension of the facility. Since the current funded backlog is covered by the performance bonds and credit guarantees, executions of the current funded backlog is not dependent on a refinancing of the credit facility. If this extension is not secured, the Company will continue to look for new financial institutions that are interested in this type of line. This search may inhibit the Company’s ability to open new performance bonds and advance payment guarantees and thereby begin new contracts until a new line is secured.

In December 2008, the Company announced that Mecar USA was awarded, as a subcontractor to a prime contractor in a U.S. Government contract, a contract for more than $37,000 that would be executed during 2009. In February 2009, this contract was expanded to approximately $42,000. This new contract, in addition to an already higher contracted backlog at Mecar, provided backlog of $185,921 at December 31, 2008, an increase of 71% from the balance at December 31, 2007. This increased backlog will require the Company to expand its working capital in the first eight months of 2009. In addition to the normal working capital build that is required to deliver on the existing backlog, Mecar is prohibited from shipping to its largest customer, due to said customer’s terms, in the summer months of late May through mid-September.

At December 31, 2008, the Company had $8,816 in cash on hand. For the year ended December 31, 2008, the continuing operations of the Company used $7,790 of cash from operating activities. This usage stems mainly from the $10,442 net loss, increases in working capital, particularly accounts receivable, and the reduction of customer deposits, accounts payable and accrued liabilities at Mecar as the sales contracts that were manufactured in 2008 were shipped in the fourth quarter of 2008.

Outlook for 2009

The Company’s cash projections for 2009 require additional working capital funding through the summer months with the Company generating cash in the third and fourth quarters of 2009. Current projections have a shortfall of available cash in August, however the Company has a list of actions to remediate that shortfall. Upon execution of these actions, management is confident that the Company will be able to work through this shortfall. The Company is also evaluating additional working capital financing.

In March 2009, Mecar USA signed a commitment with a U.S. bank for a $10,000 working capital revolving credit and contract guidance facility. This new facility will provide $1,000 of revolving credit based upon an agreed upon borrowing base calculation and $9,000 of financing based on working capital requirements of specific sales contracts that the lender agrees to finance. Mecar USA’s credit facility will expire on June 30, 2010 and will pay interest at the rate of the 30-day London Interbank Offered Rate (LIBOR) plus an applicable margin. Today, that interest rate is 4.52% with the applicable margin equal to 4.0% per annum. This working capital financing should enable Mecar USA to perform on its $49,525 of backlog that was outstanding at December 31, 2008. The Company is working to close this facility in April 2009.

Mecar is in the process of negotiating an final agreement with its bank group to continue to finance the performance bond and advance payment guarantee portion of the credit facility until March 2010. The cash portion of the line will not be renewed. The Company is managing the cash requirements at all of its business units with its existing cash balances. Mecar is currently taking certain actions to reduce the seasonality and its shipping constraints and may look for additional financing or an additional restructuring of the its credit facility in order to provide additional working capital.

The Company has less than $600 of firm commitments for capital expenditures outstanding as of December 31, 2008.

Results of Operations

Allied had a net loss of $10,442 for the year ended December 31, 2008 as compared to a net loss of $21,278 for the comparable period in 2007. Results for 2007 were benefited by $21,876 of income from discontinued operations as compared to $534 of income from discontinued operations in 2008.

The net loss from continuing operations before income taxes was $10,762 for the year ended December 31, 2008 as compared to $43,154 for the comparable period in 2007. The 2008 results were favorably impacted by a substantial increase in sales volume, reduced restructuring and refinancing activities; and reduced interest expense associated with the Company’s convertible notes. The 2008 net loss from continuing operations includes three significant non-cash items: losses relating to changes in fair value of its participating forward European currency contracts of $1,542; a loss relating to a change in the fair value of convertible notes and warrants of $1,104; and a charge for impairment of long-lived assets of $462.

The Company’s results were significantly affected by the foreign exchange impact on the operations of the Company’s Euro-based business unit. All Euro-based results of operations were converted at the average 2008 exchange rate of 1.4713 and 2007 exchange rate of 1.3707, U.S. Dollar to 1 Euro.

The following table sets forth, for the years ended December 31, 2008 and 2007, certain items from Allied’s consolidated statements of operations.

	2008		2007
For the Years Ended December 31,	Amount	%	Amount	%

Revenues	$144,424	100.0%	$38,603	100.0%
Cost and expenses
Cost of sales	123,969	85.8	41,245	106.8
Selling and administrative	19,452	13.5	21,495	55.7
Research and development	2,277	1.6	1,617	4.2
Impairment of long-lived assets	462	0.3	—	—

Operating loss	(1,736)	(1.2)	(25,754)	(66.7)
Other income (expense)
Interest income	734	0.5	703	1.8
Interest expense	(6,403)	(4.4)	(10,878)	(28.2)
Net loss on fair value of senior convertible notes and warrants	(1,104)	(0.8)	(6,663)	(17.3)
Other — net	(2,253)	(1.5)	(562)	(1.4)

Loss from continuing operations before income taxes	(10,762)	(7.4)	(43,154)	(111.8)
Income tax expense	214	0.2	—	—

Loss from continuing operations	(10,976)	(7.6)	(43,154)	(111.8)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	2,750	1.9	29,314	75.9
Loss from discontinued operations	(2,216)	(1.5)	(7,438)	(19.2)

	534	0.4	21,876	56.7

Net loss	$(10,442)	(7.2)%	$(21,278)	(55.1)%

Earnings (Loss) per share — basic and diluted:
Net loss from continuing operations	$(1.36)		$(5.96)
Net earnings from discontinued operations	0.07		3.02

Total loss per share — basic and diluted	$(1.29)		$(2.94)

Weighted average number of common shares:
Basic and Diluted	8,045,239		7,244,983

2008 compared to 2007

Revenue.  Allied had revenue of $144,424 for 2008, which was 274% higher than prior year’s revenue. The table below shows revenue by segment for the two year period.

	Revenue by Segment
	2008		2007
		% of		% of
	Amount	total	Amount	total

Mecar	$112,192	78%	$37,822	98%
Mecar USA	32,232	22	781	2

Total	$144,424	100%	$38,603	100%

Mecar’s revenue for the year ended December 31, 2008 increased $74,370 (197%) from the prior year due to a higher volume of Mecar contracts in process. In July 2007, Mecar obtained new sales contracts with various customers with a total expected value exceeding $170,000 over a three year period. Mecar began to perform on these contracts in 2008. In addition, in February 2008, Mecar received an additional multi-year award for $43,500 which it began to perform in 2008.

The 2008 revenue for Mecar USA has increased by $31,451 from the prior year’s level of $781 based on a receipt of several new procurement contracts in the current year. In 2008, Mecar USA grew its ammunition service related business by contracting to resell ammunition to the U.S and foreign governments. Accordingly, 99% of Mecar USA’s 2008 revenue was from procurement contracts as opposed to manufacturing operations.

Cost of Sales.  Cost of sales (COS) as a percentage of revenue was 86% and 107% in 2008 and 2007, respectively. Gross margins, as a percentage of revenues, were 14% and (7)% in 2008 and 2007, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	2008		2007
		% of		% of
		Segment		Segment
	Amount	Revenue	Amount	Revenue

Mecar	$93,716	84%	$40,385	107%
Mecar USA	30,253	94	860	110

Total	$123,969	86%	$41,245	107%

The improvement in the gross margin for the year ended December 31, 2008 was due to higher revenue levels. In 2007, Mecar’s costs of sales exceeded revenues as a result of a low level of revenues on Mecar’s high fixed cost structure. Current year production levels more than compensated for the fixed cost structure at Mecar. The current year results were negatively impacted by several factors as Mecar substantially ramped up its business from the very low 2007 level. For example, 2008 cost of goods sold was negatively affected by overtime pay and shift premiums required due to late deliveries of supplies. The overtime was required to meet customer delivery schedules and to avoid contractual penalties for late deliveries. In addition, in December 2008, Mecar encountered technical difficulties in connection with a new product which failed to meet customer specifications, which has been resolved subsequently in 2009. This failure resulted in an adjustment of contract profitability and revenue recognition, thereby negatively impacting gross profit by $2,979. Gross profit for Mecar was $18,476 (16% of segment revenue) in 2008 as compared to a gross loss of $2,563 (7% of segment revenue) in 2007.

For the year ended December 31, 2008, gross profit for Mecar USA was $1,979 (6% of segment revenue) compared to a gross loss of $79 (10% of segment revenue) in the prior year. Gross margins for Mecar USA’s procurement contracts are inherently less than for Mecar’s manufacturing business. Moreover, in 2008, Mecar USA operated on lower than usual gross margins in order to obtain its initial procurement contracts. This past performance has enabled Mecar USA to compete in more contract bids and grow its revenue base. Mecar USA anticipates its gross margin will improve further in 2009.

Selling and Administrative Expenses.  Selling and Administrative (SA) expenses as a percentage of revenue were 14% and 56% for 2008 and 2007, respectively. The table below shows SA expenses by segment for the two year period.

	Selling and Administrative Expenses by Segment
	2008		2007
		% of		% of
	Amount	Total	Amount	Total

Mecar	$10,250	53%	$8,937	42%
Mecar USA	1,082	6	517	2
Corporate	8,120	41	12,041	56

Total	$19,452	100%	$21,495	100%

The increase of $1,313 at Mecar was mainly due to a higher level of spending in professional services for the restructuring activities and increased payroll costs resulting from the increased level of operating activity in the current period. As a result of its increased level of operating activities in 2008, Mecar USA’s expenses increased by $565 from the prior year levels as selling expenses increased. The decrease of $3,921 in the Corporate segment resulted from reduced spending in staffing, legal and professional costs. The Company is focused on reducing administrative costs across all business segments. It is focused on continued significant reductions in corporate expenses as restructuring consultants have been eliminated in 2008 and the complexity of the Company has been reduced with the divestitures of four of its operating subsidiaries.

Research and Development.  Research and development (R&D) costs increased $660 or 41% for the year ended December 31, 2008 from 2007 levels. All R&D expenses were at Mecar. The increased expenses in R&D expenses stemmed from the relocation of larger caliber testing to testing facilities outside of Belgium. During the year ended December 31, 2008, Mecar had more technical resources focused on Research and Development (R&D) projects than during the prior year when many of the projects were idle.

Impairment of Long-Lived Assets.  In September 2008, Corporate recorded $462 in impairment charges for long-lived assets related to the Corporate’s ERP computer system. As the Company has reduced its head count and operating units as a result of selling a number of its subsidiaries, the Company determined that the carrying value of the ERP system exceeded its fair value.

Interest Income.  Interest income for the years ended December 31, 2008 was $734 as compared to $703 in 2007. In 2008, the interest income only increased by $31 from the 2007 level of $703. The increase in interest income was a result of having higher average cash levels with lower interest rates in 2008 compared to 2007.

Interest expense.  Interest expense for the year ended December 31, 2008 was $6,403 as compared to $10,878 in 2007. This decrease was mainly due to a reduction in Corporate interest expense of $6,490 as a result of the redemptions of a majority of the outstanding debt in 2008. In addition, Corporate interest expense in 2007 was negatively impacted by the write off of debt issue costs of $3,456. In 2008, with the proceeds from the sales of Titan and GMS, the Company repaid $19,428 of the convertible notes that were issued in June and July 2007. The results in 2008 were negatively impacted by $2,014 of increased interest expense at Mecar associated with higher borrowing and increased financing charges associated with Mecar’s short term restructuring of its credit facility.

Net (Loss) Gain on fair value of senior convertible notes and warrants.  The net loss recognized for the year ended December 31, 2008 from the fair value of the convertible notes and warrants was $1,104 as compared to the net loss of $6,663 for the comparable period in 2007. Changes in the fair value of the notes and warrants are due primarily to the change in the Company’s closing stock price, the volatility of the Company’s stock price during the period, the redemption features of the notes relative to the Company’s announced subsidiary asset sales and the outstanding principal balance at any point in time. On December 31, 2008, the Company’s stock closed at $6.20 per common share as compared to $5.77 per common share on December 31, 2007. See Note L for a description of these instruments.

Other — Net.  Other — net for the year ended December 31, 2008 increased to a loss of $2,253 from a loss of $562 in the prior year. This unfavorable result was associated with Mecar’s foreign currency transactions. Approximately $1,542 of this loss is attributed to unrealized losses from the changes in fair value of its participating forward European currency contracts. Mecar had participating forward European currency contracts in place mainly for a significant U.S. Dollar denominated sales contract that spans over the next three years. At the signing of the sales contract Mecar entered into the forward currency contract to protect Mecar’s anticipated profitability on this contract. Subsequent to entering into the forward currency contract, the U.S. Dollar has gotten stronger, thereby yielding unrealized losses on an interim basis relative to the life of the forward contract. As the Company does not designate these contracts as fair value or cash flow hedges, changes in fair value must be as reported in the statement of operations. Other currency losses reported in the current year of $809 represents the impact of other foreign currency transactions at Mecar.

Pre-Tax Loss.

	Pre-Tax Income (Loss) by Segment
	2008		2007
		% of		% of
		Total		Total
	Amount	Revenue	Amount	Revenue

Mecar	$(811)	(1)%	$(16,178)	(42)%
Mecar USA	946	1	(571)	(2)
Corporate	(10,897)	(7)	(26,405)	(68)

Total	$(10,762)	(7)%	$(43,154)	(112)%

Mecar incurred a pre-tax loss of $811 for the year ended December 31, 2008 as compared to a pre-tax loss of $16,178 for the comparable period in 2007. The improvement was associated with the higher level of sales volume at Mecar. For the year ended December 31, 2008, Mecar USA recognized an increase in pre-tax income of $1,517 from the prior period pre-tax loss of $571, due to several significant procurement contracts. The Corporate segment had pre-tax loss of $10,897 in 2008 as compared to a pre-tax loss of $26,405 in 2007. This improvement in the pre-tax loss was attributable to a reduced loss incurred from the change in fair value of the notes and warrants for the year ended December 31, 2008 of $5,559 and reduced administrative expenses associated with reduced restructuring and payroll expense of $3,921 and reduced interest expense in the current period of $6,490, offset by the impairment charge of $462 to long-lived assets in the current period.

Income Taxes-Expense (Benefit).  The effective income tax rates in 2008 and 2007 were 2% and zero, respectively. The increased tax rate in 2008 was associated with increased taxable income at a foreign holding company, ARC Europe, that could not be offset by Mecar’s or the U.S. based entities’ net operating loss carryforward.

Income (loss) from discontinued operations, net of tax.  Income (loss) from discontinued operations consisted of gain on sale of subsidiaries and loss from discontinued operations. The Company had income, net of tax of $294, of $534 for the year ended December 31, 2008 compared to income of $21,876 in the same prior comparable year. This decline was due to a one-time significant net gain of $29,314 recognized from the sale of The VSK Group in 2007 as compared to a lower net gain of $2,750 recognized from the sale of GMS and Titan in 2008. For the year ended December 31, 2008, the operating loss from discontinued operations was $2,216 which resulted from a loss at NSM of $4,290 and a loss at Titan of $140 offset by income at GMS of $2,214. The net loss at NSM included a goodwill impairment of $3,495. The operating loss from discontinued operations for 2007 was $7,438 and included $2,483 loss from NSM, $3,665 loss from Titan, $4,313 loss from SeaSpace and $950 loss from CMS offset by income of $1,736 and $2,237 from GMS and The VSK Group, respectively.

Net Loss.  The Company had a net loss of $10,442 in 2008 as compared to a net loss of $21,278 in 2007. This reduction in net loss was associated with the increased sales volume at both Mecar and Mecar USA, reduced restructuring, legal and interest expenses at Corporate and a smaller loss incurred from the change in the fair value of the Notes and warrants at December 31, 2008. The net loss for 2007 benefited by net income from discontinued operations of $21,876 as compared to income of $534, net of tax of $294 in 2008.

Earnings (loss) per share — basic and diluted.  The loss from continuing operations was $1.36 per share in the current year as compared to a loss from continuing operations of $5.96 in the prior period. The reduction in the loss stemmed from a significant increase in revenues and reduction in the operating loss in the current year. The Company had earnings from discontinued operations of $0.07 per share in the current year as compared to earnings of $3.02 per share in the prior year. The earnings in the current year represents the gain on sale and income from discontinued operations of GMS offset by the loss from the discontinued operations of NSM and Titan. The prior year earnings from discontinued operations benefited from a $29,314 gain recorded on the sale of VSK in September 2007.

The weighted average number of common shares outstanding in the current year was 8,045,239 shares as compared to 7,244,983 shares in the prior year. The increase in the weighted average shares outstanding in 2008 mainly resulted from the issuance of 1,288,000 shares in late June 2007 in conjunction with the Company’s restructuring and refinancing of its convertible notes. In calculating the weighted average shares outstanding in 2007, these shares were outstanding just over half of the year, thereby reducing the weighted average as compared to 2008.

Backlog.  As of December 31, 2008, the Company’s firm committed backlog was $185,921, compared to $108,958 at December 31, 2007. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting, as applicable. The table below shows the backlog by each entity for the two year period.

	Backlog by Segment
	2008		2007
	Amount	%	Amount	%

Mecar	$136,396	73%	$94,993	87%
Mecar USA	49,525	27	13,965	13

Total	$185,921	100%	$108,958	100%

In addition, the Company had unfunded backlog, subject to an appropriation of governmental funds, of approximately $13,439 and $97,692, at December 31, 2008 and 2007, respectively, from Mecar and Mecar USA. These are contracts or portions of contracts that do not have all of the appropriate approvals to be performed on. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog.

The increase in current year’s backlog was attributable to Mecar’s receipt of funding on the second tranche of the July 2007 contract in the current period that previously has been reported as unfunded. The improvement in Mecar USA’s backlog has driven principally by new procurement contracts received in 2008, including a new $37,000 award in December 2008.

Balance Sheet.

The table below provides the summary consolidated balance sheets as of December 31, 2008 and 2007:

	December 31,
	2008	2007

ASSETS
Cash, restricted and unrestricted	$18,482	$34,703
Accounts receivable, net	12,646	6,064
Costs and accrued earnings on uncompleted contracts	21,999	37,764
Inventories, net	21,508	20,950
Other current assets	9,080	36,472
Property, plant & equipment and other assets	19,984	24,298

TOTAL ASSETS	$103,699	$160,251

LIABILITIES
Bank overdraft facility	$381	$7,239
Accounts payable and accrued liabilities	34,157	39,126
Customer deposits	16,731	26,666
Other current liabilities	5,229	11,068
Senior convertible notes	933	19,392
Other long-term liabilities and debt	11,817	11,105

TOTAL LIABILITIES	69,248	114,596

STOCKHOLDERS’ EQUITY	34,451	45,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,699	$160,251

All items on the Company’s December 31, 2008 consolidated balance sheet were affected by the decline of the value of the Euro in 2008. All Euro-based activity was converted at the December 31, 2008 and 2007 closing exchange rates of $1.4097 and $1.4729 U.S. Dollar to 1 Euro, respectively.

Net working capital, which includes restricted cash, was $23,220 at December 31, 2008 as compared to $37,421 at December 31, 2007. This decrease in net working capital of $14,201 was primarily due to a lower level of cash balances mainly as a result of the repayment of outstanding notes and the bank overdraft facility in 2008 and the completion of the sales of GMS and Titan in 2008 that were classified as other current assets at December 31, 2007.

The cash balance, restricted and unrestricted, at December 31, 2008 was $18,482 as compared to $34,703 at December 31, 2007. Restricted cash balances were $9,666 and $13,052 at December 31, 2008 and 2007, respectively. The restricted cash balance consists mainly of Mecar’s customer deposits of which a portion has been restricted to secure bank issued advance payment guarantees. The reduction in the restricted cash balance from December 31, 2007 was associated with local government support in Belgium that began in April 2008 which guaranteed a larger portion of Mecar’s performance bonds and advance payment guarantees for Mecar’s bank group, thereby reducing the restricted cash requirements. These additional guarantees by the local government are anticipated to be in place until mid-2009. The unrestricted cash balances have decreased $12,835 to $8,816 at December 31, 2008 as compared $21,651 at December 31, 2007. This reduction is due to the repayment of $19,428 in outstanding principal due on the convertible notes and cash used in operations of $7,790 in 2008 offset by proceeds received from the sale of GMS in 2008.

Accounts receivable at December 31, 2008 increased by $6,582 from December 31, 2007 primarily due to the higher billings at Mecar offset by increased collections in Mecar USA. Costs and accrued earnings on uncompleted contracts decreased by $15,765 from the year ended December 31, 2007 primarily due to completion and shipment of a large Mecar contract in 2008, thereby reducing the amount of unbilled contracts at the end of the year.

Inventories remained consistent between the two periods as Mecar built up its inventories levels to support its backlog and continues to replace those levels as it produces on its backlog.

Other current assets decreased to $9,080 at December 31, 2008 from $36,472 at December 31, 2007. This decline was the net effect of increased advance payments made to suppliers and a decrease in assets held for sale due to the completion of the Titan and GMS dispositions in 2008. In the prior period, Titan and GMS assets of $4,599 and $19,578, respectively, were included in assets held for sale in other current assets.

Property, plant & equipment and other assets decreased from $24,298 at December 31, 2007 to $19,984 at December 31, 2008. This decline was attributable to an impairment of long-lived assets of $462 and annual depreciation and amortization expense of $5,147 offset by $1,803 of added capital expenditures in 2008 and a decline in the value of the Euro versus the U.S dollar.

The bank overdraft facility decreased by $6,858 from December 31, 2007 as a result of repayments made in 2008 in accordance with the April 2008 credit facility restructuring at Mecar. Accounts payable and accrued liabilities at December 31, 2008 decreased by $4,969 from December 31, 2007 due to timely vendor payments and payments of social security related liabilities at Mecar in 2008. Customer deposits decreased by $9,935, primarily at Mecar, as a result of the completed work on existing backlog with fewer new deposits collected from customers in 2008. In February 2009, Mecar received a significant customer deposit of approximately $12,687 (€9,000) for a contract that was in backlog at December 31, 2008.

Other current liabilities declined by $5,839 between the two periods ended December 31, 2008 and December 31, 2007. This was mainly due to a reduction in liabilities held for sale of $6,088 from the dispositions of Titan and GMS in 2008.

As a result of the repayment of outstanding principal of $19,428 in 2008, the convertible notes balance reduced significantly from the prior year. See Note L of the financial statements for a full description of the transactions.

Other long-term liabilities and debt increased by $712 at December 31, 2008 from the December 31, 2007 level of $11,105. This increase was primarily attributable to the recognition of unrealized losses on the fair value of foreign exchange contracts of $1,477 by Mecar in 2008, offset by the scheduled principal payments due in 2008.

Stockholders’ equity as of December 31, 2008 declined due to the 2008 net loss. The decrease in stockholders’ equity also resulted from a decline in the value of the Euro versus the U.S. dollar, which resulted in a decrease in accumulated other comprehensive income. The Euro depreciated by approximately 4% from December 31, 2007. Accumulated other comprehensive income declined from $17,408 at December 31, 2007 to $16,082 at December 31, 2008.

Cash Flows.

The table below provides the summary cash flow data for the periods presented:

	2008	2007

Net cash used in operating activities	$(5,041)	$(18,294)
Net cash provided by investing activities	22,459	40,383
Net cash used in provided by financing activities	(29,800)	(16,043)
Effects of exchange rate on cash	(166)	1,429

Operating Activities.  The Company used $5,041 of cash in its operating activities during 2008 as compared to $18,294 of cash used during 2007. The cash used in continuing operations was $7,790 in 2008 as compared to $21,807 in the prior comparable period. Discontinued operations generated $2,749 of cash in the year ended December 31, 2008 as compared to $3,513 of cash generated in the prior period.

The decrease in cash used from continuing operations resulted from a lower net loss of $10,976 from continuing operations in 2008 as compared to a net loss from continuing operations of $43,154 in 2007. The change in operating assets and liabilities resulted in $6,957 of cash used in 2008 as compared to $785 of generated cash in the prior comparable period. The most significant change in operating assets and liabilities was from the reduction of customer deposits and the increase in accounts receivable of $16,685 in 2008 as a result of the completion of certain contract work with fewer new deposits collected in 2008. The fluctuation in cost and accrued earnings on uncompleted contracts generated cash of $14,762 in the year ended December 31, 2008 as compared to cash utilized of $12,247 in the prior period. The fluctuation in cost and accrued earnings on contracts resulted from the substantial increase in revenue in 2008 and the completion of contracts that were in progress in 2008 and at the end of 2007 that were shipped and converted to accounts receivable by year end. The Company used $2,664 in cash from the increase in inventories in 2008 as compared to $2,231 in 2007 as inventory levels were maintained at prior levels. Cash paid for interest was $6,921 and $5,453 for the year ended December 31, 2008 and 2007, respectively. Cash paid for income taxes was $345 and $1,036 for the year ended December 31, 2008 and 2007, respectively, which included federal, international and state taxes.

Investing Activities.  Net cash provided by investing activities decreased by $17,924 from $40,383 of cash generated in 2007 to $22,459 of cash generated in 2008. This fluctuation stemmed from lower net proceeds received from the dispositions of GMS and Titan of $24,286 in 2008 as compared to the proceeds received from the dispositions of The VSK Group and SeaSpace of $43,384 in 2007.

Financing Activities.  The Company used $29,800 of cash from its financing activities during the year ended December 31, 2008 compared to $16,043 of cash used during the same period of 2007. This increase in the cash used in the current period was related to the repayment of $19,428 of the convertible notes and the repayment of the bank overdraft facility of $6,834 with no additional borrowings in 2008. These debt repayments were made mainly with the proceeds from divestitures.

In 2007, the Company generated $15,376 of cash from the issuance of convertible notes, which were mostly repaid by December 2008. In addition, in December 2007 the Company generated $8,224 of cash from the long-term debt issued at Mecar to a Belgian regional agency, SOGEPA.

Effects of Exchange Rate.  Due to the fluctuation in the exchange rate between the USD and the Euro between December 31, 2008 and 2007, the Company used cash of $166 in the current period as compared to $1,429 of cash generated in the same comparable period of 2007, related to the effects of currency on cash balances.

Allied.  Corporate continues to fund its operations from management fees and dividends received from certain subsidiaries and proceeds of divestitures. Corporate plans to fund operations in 2009 from repayments of intercompany loans and management fees. In addition, Allied is expecting to collect funds held in escrow accounts related to past divestitures. In April 2009, Allied is expecting €800 ($1,128) from the escrow balances set aside for The VSK Group divestiture. Mecar and Mecar USA are projected to operate without financing from Allied.

Mecar.  Mecar continues to operate from internally generated cash and advances received from customers. In addition, a loan of approximately $8,458 was provided by a local Belgian regional agency to extend Mecar’s working capital in December 2007. This loan will be repaid over four years beginning in 2009. The bank facility agreement provides a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. As of December 31, 2008, the existing credit facility expired. The Company is currently negotiating with Mecar’s bank group to extend the performance bond and advance payment guarantee line through March 2010. To date, all required bonds and guarantees have been issued by the bank group.

Mecar USA.  Mecar USA operated in 2008 from cash generated from operations.

Stock Repurchases.  The Company did not repurchase any shares of its common stock in 2008 and does not anticipate repurchasing any shares in 2009.

Future Liquidity.  In 2009, the Company expects to fund its operations with cash available at December 31, 2008 and possible additional working capital financing for Mecar USA. The Company, particularly Mecar, will have to grow its investment in working capital in the first eight months of 2009 and will use all available cash to do so. The Company continues to work to reduce the fixed cost structure at Mecar and may incur additional costs to achieve any permanent cost restructuring at Mecar. The Company is committed to minimizing its corporate overhead structure. Based on the firm sales contracts the Company has in backlog at December 31, 2008, the Company anticipates generating cash from operating activities in 2009.

Off-Balance Sheet Arrangements.  As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2008, we are not involved in any unconsolidated SPE transactions.

Mecar is required to provide performance bonds and advance payment guarantees for certain contracts, which are provided by Mecar’s banking group. Mecar is obligated to repay the bank group any amounts it pays as a result of any demands on the bonds or guarantees.

The Company’s cash balances are held in several locations throughout the world, including substantial amounts held outside the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S., but, under current law, would be subject to federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Allied has provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the U.S.

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

Revenue Recognition.  We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. The percentage of completion method is used by Mecar for substantially all of its fixed price sales contracts. Approximately 78% and 98% of consolidated revenue was recognized under the percentage of completion method during 2008 and 2007, respectively.

Under the percentage of completion method, revenue is recognized on these contracts as work progresses during the period, using the percentage of direct labor incurred to total estimated direct labor. Management reviews these estimates as work progresses and the effect of any change in cost estimates is reflected in the calculation of the expected margin and the percent complete. If the contract is projected to create a loss, the entire estimated loss is charged to operations in the period such loss first becomes known.

Accounting for the profit on a contract requires (1) the total contract value, (2) the estimated total direct labor cost to complete which is equal to the sum of the actual incurred labor costs to date on the contract and the estimated labor costs to complete the contract’s scope of work, (and/or the actual total cost to date on the contract and the total estimated cost to complete the contract’s scope of work), and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost at completion. Adjustments to original estimates are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. A number of internal and external factors affect our cost of sales estimates, including labor rates and efficiency variances and testing requirements. While we believe that the systems and procedures used by the subsidiaries, coupled with the experience of their management teams, provide a sound basis for our estimates, actual results will differ from management’s estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.

On contracts that do not qualify for the percentage of completion method, revenue is recognized using the completed contract method under which revenue is recognized when the contract is completed or substantially completed. Using the completed contract method, we recognize revenue on a shipment basis, usually FOB shipping point. Revenues from pass through contracts are evaluated based on the guidelines of EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. Accordingly, the Company bases its decision on whether to report revenue from such pass through contracts on a gross basis or net basis based on the relative strength of each of the following factors: whether the Company (1) is the primary obligor in the arrangement, (2) has general inventory risk, (3) has latitude in establishing price, (4) changes the product or performed part of the service, (5) has discretion in supplier selection and (6) is involved in the determination of product or service specifications. There are no provisions related to performance, cancellation, termination or refunds.

Inventory reserves and allowance for doubtful accounts.  Inventories are stated at the lower of cost or market. Cost is determined based on the weighted average cost method. The Company’s inventory reserves include raw materials, work-in process and finished goods of $2,795 as of December 31, 2008. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. The write-down is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. Some of our customers share the same weapons platforms. For these customers, MECAR, at times, produces inventory in anticipation of receiving signed contracts for their manufacture. This inventory, while designated for a particular contract, can be used to fulfill other contracts as long as the customer uses the same weapons platform. At times the Company may have inventory in excess of the amount designated in a signed contract. The Company feels that this inventory is still realizable as it is able to sell it to other customers that share the same platforms. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations.

Foreign Currency Translation.  The assets and liabilities of ARC Europe, its subsidiary Mecar, and ARC Limited, are translated into U.S. dollars at year-end exchange rates. The resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. In years with greater currency fluctuation, the impact on the apparent change for the same line item (e.g. Property, Plant & Equipment) would appear more significant than if all assets or liabilities were held in the same functional currency (e.g. US Dollars). As of December 31, 2008, 84% of all Company assets are located in Belgium, making the Company sensitive to year-to-year fluctuations in currency, particularly the Euro. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations. For 2008, revenue from Belgium represented 78% of the total revenue for the Company. The Company recognizes the significance of foreign subsidiary operations on reported financial results thus making this a critical accounting policy.

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

Valuation of deferred income taxes.  The Company is subject to taxation by federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The Company believes that it has recorded adequate liabilities and reviews those balances on a quarterly basis. Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance is established for the amount of the deferred tax assets that are determined not to be realizable. Currently, the Company has full valuation allowances recorded for all deferred tax assets based mainly on the substantial losses incurred over the past four years. The Company will continue to evaluate the adequacy of these valuation allowances on a quarterly basis as Mecar performs on its substantial backlog.

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

The financial statements and supplementary financial information and data required by this Item are set forth in the pages indicated in Item 15(a) (1) and (2). See Note T of the consolidated financial statements for supplementary quarterly financial data required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item. BDO Seidman, LLP was the Company’s independent registered public accounting firm for both 2008 and 2007.

ITEM 9A	(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that due to a material weakness in inventory accounting, these disclosure controls and procedures were not effective as of December 31, 2008.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we concluded that there was a material weakness in inventory accounting, as described more fully below. Due to this material weakness, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting was not effective.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected in a timely basis.

Management identified the following material weakness in the Company’s internal control over financial reporting: As of December 31, 2008, the Company’s Belgian subsidiary, Mecar, failed to maintain an accurate perpetual inventory record. The Company believes this failure resulted from the increased level of activity and inventory movements in the later half of 2008. Specifically, there was: (i) no formal review of certain changes to the perpetual inventory records, (ii) perpetual inventory records were not properly reconciled to the general ledger on a timely basis, (iii) results of the physical inventory count were not timely matched to the perpetual inventory records, and (iv) inventory balances were not sufficiently analytically reviewed.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2008, there were no significant changes made in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, internal control over financial reporting. However, in the first quarter of 2009 and into the remainder of 2009, the Company has or will have taken the following steps to remediate the above listed material weakness: (i) implementing accounting procedures to reconcile and monitor inventory balances each month, and report exceptions and trends in account balances, (ii) enhancing physical inventory count procedures to ensure more accurate physical counts, (iii) developing a periodic cycle counts program and (iv) extending internal audit procedures performed by a third party consultant to include the inventory cycle.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2008 which was not so disclosed.

PART III

ITEM 10.	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the directors of Allied:

J. H. Binford Peay, III, (General (Ret.)), age 69, became a director in April 2000 and was elected Chairman of the Board, President and Chief Executive Officer in January, 2001. General Peay resigned as President and Chief Executive Officer of the Company as of June 1, 2003 to become Superintendent of the Virginia Military Institute. He remains as Chairman of the Board. General Peay retired in 1997 as Commander in Chief, United States Central Command. Previously, he was Vice Chief of Staff, U.S. Army. General Peay is currently a director of BAE Systems, Inc., a subsidiary of BAE Systems, plc an international defense aerospace company.

John G. Meyer, Jr., (Major General (Ret)), age 64, became a director in January 2003 when he was also elected as President of the Company. He also served as Executive Vice President and Chief Operating Officer of the Company. He succeeded General Peay as the CEO on June 1, 2003 and served in that position until June 2005. From June 2005 through August 2007, he served as Chief Executive Officer of Heckler & Koch, a defense contractor. Mr. Meyer is currently a private investor. Mr. Meyer previously retired from the U.S. Army having served as its most senior Public Affairs Officer during his last four years of military service.

Ronald H. Griffith, (General (Ret.)), age 70, became a director of Allied in April 2000. Mr. Griffith is Executive Vice President and Chief Operating Officer of MPRI, Inc., a professional services company, since 1998. Formerly, he served as Vice Chief of Staff of the U.S. Army.

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

John J. Marcello, (Major General (Ret.)), age 61, became a director in June 2006 and was elected President and Chief Executive Officer in June 2005. He previously served as Chief Operating Officer and then Managing Director of MECAR S.A. from November 2002 to May 2005. Mr. Marcello retired from the U.S. Army as a Major General in 2002.

Charles S. Ream, age 64, became a director in June 2006. Mr. Ream served as Executive Vice President and Chief Financial Officer of Anteon International Corporation from 2003-2006. Previously, he served as Senior Vice President and Chief Financial Officer of Newport News Shipbuilding, Inc. from 2000-2001 and Senior Vice President of Finance and Strategic Initiatives of Raytheon Systems Company from 1998-2000. Mr. Ream is also a director of Dyncorp International, Stanley, Inc., and Vangent, Inc.

Frederick G. Wasserman, age 54, is a president of FGW LLC, which provides financial and management consulting services, since May 2008. He was a self-employed financial consultant from January 2007 and April 2008. Previously, he served as Chief Operating/Financial Officer of Mitchell & Ness Nostalgia Company and as President/Chief Financial Officer of Goebel of North America. Mr. Wasserman is also on the board of directors of Acme Communications, Inc., AfterSoft Group, Inc., Crown Crafts, Inc., TeamStaff, Inc., Breeze Eastern Corporation, and Gilman and Ciocia, Inc.

Tassos D. Recachinas, age 25, is managing Member of Sophis Investments LLC and the Sophis Fundamental Value Funds since April 2008. Previously, he served as a Senior Investment Analyst with Pirate Capital LLC since January 2007. Prior to that, he was an Equity Research Associate at Raymond James & Associates from 2005 to 2006, where he provided equity research coverage on several Defense and Technology equity securities. Mr. Recachinas attended the George Washington University, where he graduated Summa Cum Laude studying mechanical/aerospace engineering. Mr. Recachinas also attended Oxford University in England, where he studied engineering and economics.

The Audit Committee is currently comprised of Messrs. Decker, Ream and Wasserman. Among its functions, the Audit Committee (i) recommends the selection of the Company’s independent registered public accountants, (ii) reviews the scope of the independent registered public accountants’ audit activity, (iii) reviews the financial statements which are the subject of the independent registered public accountants’ certification, and (iv) reviews the adequacy of the Company’s basic accounting and internal control systems. Each of the Audit Committee members satisfies the independence requirements and other established criteria of the NYSE Alternext Exchange and the Securities and Exchange Commission. The Board of Directors has determined that each of Gilbert F. Decker, Charles S. Ream, and Frederick G. Wasserman qualify as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules and is financially sophisticated as defined by NYSE Alternext Exchange rules.

The Compensation Committee is currently comprised solely of independent members of the Board of Directors, including Messrs. Ream, Griffith and Recachinas. The Compensation Committee establishes the Company’s executive compensation program. It also periodically reviews the compensation of executives and other key officers and employees of the Company and its subsidiaries.

The Nominating Committee is currently comprised solely of independent members of the Board of Directors, including Messrs. Griffith and Decker. The Nominating Committee is responsible for soliciting and recommending candidates for the Board of Directors. The Nominating Committee carefully considers the qualifications, skills and contribution that each director candidate will add to the Board. The Board of Directors evaluates the current members of the Board willing to continue in service. The Committee also evaluates performance in office to determine suitability for continued service, taking into consideration the value of continuity and familiarity with the Company’s business. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Nominating Committee then identifies the desired skills and experience of a new candidate. Among other factors, the Nominating Committee considers a candidate’s business experience and skills, personal integrity and judgment, and possible conflicts of interest. To date, the Nominating Committee has not utilized the services of any search firm to assist it in identifying director candidates. The Nominating Committee’s policy is to consider director candidate recommendations from its shareholders, including confirmation of the candidate’s consent to serve as a director. Upon receipt of such a recommendation, the Nominating Committee will solicit appropriate information about the candidate in order to evaluate the candidate, including information that would need to be described in the Company’s proxy statement if the candidate was nominated. Candidates recommended by shareholders will be evaluated on the same basis as other candidates.

The Ethics and Governance Committee is currently comprised of Messrs. Meyer, Marcello and Wasserman. The Ethics and Governance Committee is responsible for evaluating the Company’s adherence to accepted standards of ethics and governance.

Charters for the committees noted above are available on the Company’s website at http://www.allieddefensegroup.com.

The Strategic Review Committee is comprised of Messrs. Peay, Griffith, Marcello and Recachinas. The Strategic Review Committee is responsibly for identifying, considering, and recommending to the Board of Directors, actions and strategic alternatives to increase shareholder value.

All directors were elected/re-elected to the Board based on the shareholders votes received on November 5, 2008.

Executive Officers

The following are the executive officers of Allied:

Mr. Marcello is the President and Chief Executive Officer of Allied.

Monte L. Pickens, age 63, was elected Executive Vice President and Chief Operating Officer in May 2003. Previously, Mr. Pickens was the Vice President of T. Marzetti Company. Mr. Pickens retired from the U.S. Army as a Colonel.

Deborah F. Ricci, age 44, was elected as the Chief Financial Officer on April 6, 2007. Ms. Ricci was promoted from her position as Controller and Corporate Secretary, which she has held since early 2006. Previously, Ms. Ricci served as Chief Financial Officer of Hemagen Diagnostics.

Wayne F. Hosking, Jr., age 43, was elected Vice President for Corporate Strategic Development in April 2004. Previously, Mr. Hosking served as Vice President of Sales for Horne Engineering Services, Inc.

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

Section 16A Beneficial Ownership Reporting Compliance

Tassos D. Recachinas, Director, failed to file one Form 4 in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
				Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	Salary	Bonus	($)(1)	($)(2)	($)	($)	($)(3)	($)

John J. Marcello,	2008	$303,850	—	$38,199	—	—	—	$55,758	$397,807
Chief Executive Officer	2007	299,000	55,000	77,058	—	—	—	115,152	546,210
Monte L. Pickens,	2008	$247,200	—	—	$27,160	—	—	$27,000	$301,360
Executive Vice President	2007	244,000	50,000	—	37,688	—	—	27,000	358,688
Deborah F. Ricci	2008	$206,000	—	$26,513	$26,579	—	—	$20,462	$279,554
Chief Financial Officer	2007	186,539	50,000	36,842	52,299	—	—	18,654	344,334

(1)	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the years ended December 31, 2008 and 2007, in accordance with FAS 123(R), from stock awards and restricted stock grants made under the 2001 Equity Incentive Plan during and prior to 2006. Assumptions used in the calculation of these amounts are included in Footnote A to the Company’s audited financial statements included in this Form 10-K.

(2)	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the year ended December 31, 2008 and 2007, in accordance with FAS 123(R), of option grants made under the 2001 Equity Incentive Plan during and prior to 2006. Assumptions used in the calculation of these amounts are included in Footnote A to the Company’s audited financial statements included in this Form 10-K

(3)	This column includes the contribution to a participant’s 401(K) plan account equal to 10% of an employee’s base salary. In 2008 and 2007, this column includes tax payments of $28,758 and $88,152, respectively, to Belgium for Mr. Marcello based on income earned by Mr. Marcello in Belgium. For Mr. Marcello and Mr. Pickens this column also includes a payment of $4,000 each for premiums for life insurance policies.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
AS OF DECEMBER 31, 2008

Equity
						Stock Awards			Incentive
								Equity	Plan
								Incentive	Awards:
	Option Awards							Plan	Market
			Equity					Awards:	or Payout
			Incentive					Number of	Value of
			Plan				(4) Market	Unearned	Unearned
	Number of	Number of	Awards:			Number of	Value of	Shares,	Shares,
	Securities	Securities	Number of			Shares or	Shares or	Units, or	Units or
	Underlying	Underlying	Securities			Units of	Units of	Other Rights	Other Rights
	Unexercised	Unexercised	Underlying	Option	Option	Stock that	Stock That	That Have	That Have
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Have Not	Have Not	Not	Not Vested
Position	Exercisable	Unexercisable	Options (#)	Price	Date	Vested (#)	Vested ($)	Vested ($)	($)

John J. Marcello,	—	—	—	—	—	4,000	$24,800	—	—
Chief Executive Officer
Monte L. Pickens,	32,000	8,000 (1)	—	$23.95	3/6/2010	—	—	—	—
Executive Vice President	—	10,000 (2)	—	$7.44	3/4/2010	—	—	—	—
Deborah F. Ricci	18,000	12,000 (3)	—	$15.05	5/31/2011	6,000	$37,200	—	—
Chief Financial Officer

(1)	Options vest on January 1, 2009.

(2)	Options vest on March 4, 2009.

(3)	Options vest equally (6,000) on May 1, 2009 and 2010.

(4)	Based on closing price of common stock at December 31, 2008 of $6.20 per share.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The Company has an employment agreement with each of our named executive officers which provides for severance compensation to be paid if employment is terminated following certain triggering events.

In the event of any termination within twelve (12) months following a change of control, the named executive officers will be entitled to the following severance payments:

Both John J. Marcello and Monte L. Pickens would receive a lump sum payment equal to the sum of two (2) times base salary at time of termination plus two (2) times average annual bonus earned during the three (3) most recent years. Deborah F. Ricci would receive a lump sum payment equal to the sum of two (2) times base salary at the time of termination plus two (2) times the greater of the average annual bonus earned during the three (3) most recent years or the “target” bonus as defined as 40% of the base salary. At December 31, 2008, this would have resulted in severance payments of $644,700, $527,400 and $576,800 to Messrs. Marcello, Pickens and Ms. Ricci, respectively. In addition, each named executive officer would be entitled to continue to receive medical, dental, vision, life, short and long-term disability insurance coverage, business travel accident insurance, flexible spending account and employee assistance program participation and the 401(k) benefit for two (2) years. Mr. Pickens is also entitled to receive two (2) years of long-term care insurance.

In the event of any termination initiated by the Company without cause or initiated by the named executive officer following a material adverse alteration or diminution in the nature of his status or authority, a reduction in his title or a reduction in his base salary, the named executive officers would be entitled to the following severance payments:

Both John J. Marcello and Monte L. Pickens would receive a lump sum payment equal to the sum of one (1) times base salary at the time of termination plus one (1) times average annual bonus earned during the three (3) most recent years. Deborah F. Ricci would receive a lump sum payment equal to the sum of one (1) times base salary at the time of termination plus one (1) times the greater of the average annual bonus earned during the three (3) most recent years or the “target” bonus as defined as 40% of the base salary. At December 31, 2008, this would have resulted in severance payments of $322,350, $263,700 and $288,400, respectively. In addition, each named executive officer would be entitled to continue to receive medical, dental, vision, life, short and long-term disability insurance coverage, business travel accident insurance, flexible spending account and employee assistance program participation and the 401(k) benefit for one (1) year. Mr. Pickens is also entitled to receive one (1) year of long-term care insurance.

We also have restricted stock and stock option agreements with our named executive officers which provide for accelerated vesting in the event of a termination of employment within twelve (12) months following a change of control, in the event of a termination of employment initiated by the Company “without cause”, or in the event of a termination of employment initiated by the executive as described above. As of December 31, 2008, these provisions would have resulted in the following acceleration of vesting:

John J. Marcello — 4,000 shares of restricted stock

Monte L. Pickens — Options for 18,000 shares of stock

Deborah F. Ricci — 6,000 shares of restricted stock and Options for 12,000 shares of stock

COMPENSATION OF DIRECTORS

On August 14, 2008, the Board of Directors of the Company amended the compensation package payable to its non-employee directors. The amended plan was enacted to both encourage further Company stock ownership by directors and to assist the Company in its efforts to conserve cash. Due to the change in the compensation plan during 2008 and the election by all directors to take stock in lieu of cash for the period July 2008 through June 2009, compensation in the current year is higher than normal as all stock grants by the Company to directors vests immediately. Each director is compensated for service at the annual rate of $60,000 of which $36,000 must be paid in Allied stock although directors may elect to receive the entire $60,000 of compensation in Allied stock. In March 2009, the Board of Directors further amended the compensation plan to decrease the annual compensation payable to its non-employee directors to $54,000. This amendment will take effect on July 1, 2009. The directors are allowed to defer receipt of the cash and/or the Allied stock until they retire from the Allied board. As Chairman of the Board, General Peay received the same cash and stock-based compensation as paid to non-employee members of the Board of Directors plus (i) an additional $1,000 per month and (ii) reimbursement of annual premiums paid on a $1 million life insurance policy, together with all applicable income taxes. The Company also reimburses directors for out-of-pocket expenses incurred in connection with their service.

DIRECTOR COMPENSATION

						Change in
						Pension
		Fees Earned				Value and
	Fees Earned	or Paid in			Non-Equity	Nonqualified
	or Paid	Stock in	Stock	Option	Incentive Plan	Deferred	All Other
	in Cash	Lieu of cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name(1)	($)(2)(6)	($)(3)(4)	($)(4)	($)	($)	Earnings	($)(5)	($)

J. H. Binford Peay, III	$21,000	$33,000	$36,000	—	—	—	$62,172	$152,172
John G. Meyer, Jr.	$14,000	$22,000	$36,000	—	—	—	—	$72,000
Ronald H. Griffith	$14,000	$22,000	$36,000	—	—	—	—	$72,000
Gilbert F. Decker	$14,000	$22,000	$36,000	—	—	—	—	$72,000
Charles S. Ream	$14,000	$22,000	$36,000	—	—	—	—	$72,000
Frederick G. Wasserman	$14,000	$22,000	$36,000	—	—	—	—	$72,000
Tassos D. Recachinas	$12,000	$22,000	$36,000	—	—	—	—	$70,000

(1)	Mr. Marcello, Chief Executive Officer, does not receive additional compensation as a director. All of his compensation is reported in the Summary Compensation Table.

(2)	Mr. Meyer and Mr. Decker have elected to defer their cash and stock compensation received as directors until they cease to serve on the Board.

(3)	Compensation earned in stock in lieu of cash for each of the above as a non-employee member for the Company’s Board of Directors from August 1, 2008 to June 30, 2009.

(4)	Cumulative stock compensation for each of the above as a non-employee member of the Company’s Board of Directors are as follows: Mr. Peay, 22,825 shares; Mr. Meyer, 17,992 shares with 16,431 deferred; Mr. Griffith, 23,995 shares; Mr. Decker, 21,995 shares with 19,995 deferred; Mr. Ream, 16,431 shares; Mr. Wasserman, 14,794 shares; and Mr. Recachinas, 10,113 shares as of August 18, 2008.

(5)	This is the annual payment for a $1 million life insurance policy including the gross-up for taxes.

(6)	Compensation earned and received in cash from January 1, 2008 to July 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the shares of the Company’s common stock which is held by the only persons known to the Company to be the beneficial owners of more than 5% of such common stock based upon the most recent filings made by the undersigned with the Securities and Exchange Commission:

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Ownership	Percent of Class(1)

Common	Aegis Financial Corporation(2)	1,102,274	13.64%
	1100 North Glebe Rd	Owned directly
	Suite 1040
	Arlington, Virginia 22201
Common	Ironwood Investment Management, LLC(3)	1,071,561	13.26%
	21 Custom House Street, Suite 240	Owned directly
	Boston, MA 02110
Common	Wynnefield Capital Management, LLC(4)	587,235	7.27%
	450 Seventh Avenue	Owned directly
	Suite 509
	New York, New York 10123
Common	Dimensional Fund Advisors LP(5)	573,493	7.10%
	Palisades West, Building One	Owned directly
	6300 Bee Cave Road,
	Austin, Texas 78746
Common	Voyageur Asset Management Inc.(6)	469,970	5.82%
	100 South Fifth Street, Suite 2300	Owned directly
	Minneapolis, MN 55402
Common	Renaissance Techologies LLC(7)	416,300	5.15%
	420 Montgomery Street	Owned directly
	San Francisco, CA 94163

(1)	Based upon 8,079,509 shares of common stock outstanding.

(2)	Aegis Financial Corporation, The Aegis Value Fund and Scott L. Barbee jointly filed its Schedule 13G with the SEC on February 12, 2009.

(3)	Ironwood Investment Management, LLC filed an amended Schedule 13G/A with the SEC on February 13, 2009.

(4)	Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Joshua H. Landes, Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I., and Wynnefield Small Cap Value Offshore Fund,Ltd., filed a Schedule 13D/A with the SEC on June 29, 2007.

(5)	Dimensional Fund Advisors, Inc. (“Dimensional”), a registered investment adviser, filed an amended Schedule 13G/A with the SEC on February 9, 2009.

(6)	Voyageur Asset management Inc., a registered investment adviser, filed its Schedule 13G with the SEC on February 11, 2009.

(7)	Renaissance Technologies LLC (RTC) and James H. Simons (Simons) filed Schedule 13G with the SEC on February 13, 2009.

The following information is furnished as of December 31, 2008, with respect to the beneficial ownership by management of the Company’s common stock:

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Ownership	Beneficial Owner	Percent of Class(1)

Common	J. H. Binford Peay, III	294,330(2)	3.64%
		Owned directly
Common	John G. Meyer, Jr.	87,102(3)	1.08%
		Owned directly
Common	Monte L. Pickens	42,255(4)	*
		Owned directly
Common	Wayne F. Hosking	42,023(4)	*
		Owned directly
Common	John J. Marcello	34,508	*
		Owned directly
Common	Ronald H. Griffith	33,569	*
		Owned directly
Common	Gilbert F. Decker	30,365(5)	*
		Owned directly
Common	Deborah F. Ricci	29,807(6)	*
		Owned directly
Common	Charles S. Ream	20,516	*
		Owned directly
Common	Frederick G. Wasserman	14,794	*
		Owned directly
Common	Tassos D. Recachinas	10,113	*
		Owned directly
Common	All executive officers and directors as a group	639,382(7) Owned directly	7.91%

(1)	Based upon 8,079,509 shares of common stock outstanding plus any outstanding options, by director.

(2)	Includes stock options for 200,000 shares which may be exercised within sixty (60) days.

(3)	Includes 16,431 shares issuable upon retirement from the Board pursuant to the Directors Deferred Compensation Plan.

(4)	Includes stock options for 40,000 shares which may be exercised within sixty (60) days.

(5)	Includes 19,995 shares issuable upon retirement from the Board pursuant to the Directors Deferred Compensation Plan

(6)	Includes stock options for 18,000 shares which may be exercised within sixty (60) days.

(7)	This total includes stock options for 298,000 shares which may be exercised within sixty (60) days and 36,426 shares issuable upon retirement from the Board.

*	Less than 1.00%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The following members of the Board of Directors of the Company have been determined to qualify as independent members of the Board of Directors pursuant to the standards set forth by the NYSE Alternext Exchange (formerly American Stock Exchange): John G. Meyer, Jr., Gilbert F. Decker, Ronald H. Griffith, Charles S. Ream, Frederick G. Wasserman, and Tassos D. Recachinas. The Company’s Audit, Compensation and Nominating Committees consist solely of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICE.

The following table sets forth the fees paid by the Company to BDO Seidman LLP (BDO) for audit and other services provided for 2008 and 2007:

	2008	2007

Audit fees	$700	$1,296
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$700	$1,296

Audit fees include work in connection with quarterly reviews.

Statutory audit fees of approximately $147 and $497 were included in the table above for Audit fees paid by the Company in 2008 and 2007 respectively, to the principal auditor.

The Audit Committee considered whether the provision of services referenced above is compatible with maintaining independence and concluded the provision of services to be independent.

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).
3.2	Amended and Restated By-Laws (Incorporated by reference from Form 10-Q filed in August 2004).
4.1	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).
4.2	First Amendment To Rights Agreement, dated as of June 15, 2006 (incorporated by reference from Form 8-A/A filed on June 21, 2006).
4.3	Second Amendment To Rights Agreement, dated as of November 30, 2006 (incorporated by reference from Form 8-K filed on December 7, 2006).
10.1	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 10-Q filed in August 2005).
10.2	Employment Agreement between Allied and Deborah F. Ricci (Incorporated by reference from Form 10-Q filed in May 2007).

Exhibit No.	Description of Exhibits

10.3	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).
10.4	Employment Agreement letter amendment between Allied and Monte L. Pickens (Incorporated by reference from Form 10-Q filed in August 2004).
10.5	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).
10.6	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001, April 2002 and May 2005).
10.7	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).
10.8	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).
10.9	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.10	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.11	Amendment to Lease Agreement
10.12	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).
10.13	International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2002).
10.14	Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Form 10-Q filed in August 2004).
10.15	Stock Option Agreement-Employee Form (Incorporated by reference from Form 10-Q filed in November 2004)
10.16	Director’s Stock Option Agreement-Director Form (Incorporated by reference from Form 10-Q filed in November 2004)
10.17	Restricted Stock Agreement (Incorporated by reference from Form 10-Q filed in May 2005)
10.18	7.5% Senior Subordinated Convertible Notes and related documents (Incorporated by reference from 8-K filed in March 2006).
10.19	Amended and Restated Securities Purchase Agreement, dated as of June 19, 2007, between The Allied Defense Group, Inc. and the Purchasers (Incorporated by reference from Form 8-K filed June 20, 2007).
10.20	Form of Notes (Incorporated by reference from Form 8-K filed June 20, 2007).
10.21	Form of Amended and Restated Registration Rights Agreement (June 20, 2007).
10.22	MECAR Certificate dated July 11, 2007 (Incorporated by reference from Form 8-K filed July 12, 2007).
10.23	Stock Purchase Agreement, dated as of September 6, 2007 between Ving Holdings (Belgium) BVBA in incorporation (“in oprichting”), as purchaser and ARC Europe SA, as seller (Incorporated by reference from Form 8-K filed September 10, 2007).
10.24	Consolidated EBITDA Schedule(a)
10.25	Asset Purchase Agreement, dated as of August 19, 2008, among The Allied Defense Group, Inc., Global Microwave Systems, Inc., GMS Cobham, Inc. and DTC Communications, Inc. (Incorporated by reference from Form 8-K filed on August 20, 2008).
21	List of Subsidiaries(a)
23	Consent of Independent Registered Public Accounting Firm(a)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(a)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(a)
32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(a).

(a)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allied Defense Group, Inc.

By:	/s/ John J. Marcello
John J. Marcello
Chief Executive Officer and President

Date:  March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

By:	/s/ Deborah F. Ricci Deborah F. Ricci.,	Chief Financial Officer and Treasurer	Date: March 30, 2009

**********

/s/ Gilbert F. Decker Gilbert F. Decker,		Director	Date: March 30, 2009

/s/ Ronald H. Griffith Ronald H. Griffith,		Director	Date: March 30, 2009

/s/ John J. Marcello. John J. Marcello,		Director	Date: March 30, 2009

/s/ John G. Meyer, Jr. John G. Meyer,		Director	Date: March 30, 2009

/s/ J.H Binford Peay, III J.H Binford Peay, III,		Director	Date: March 30, 2009

/s/ Charles S. Ream Charles S. Ream,		Director	Date: March 30, 2009

/s/ Tassos D. Recachinas Tassos D. Recachinas,		Director	Date: March 30, 2009

/s/ Frederick G. Wasserman Frederick G. Wasserman,		Director	Date: March 30, 2009

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2008

FORMING A PART OF
ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K
OF
The Allied Defense Group, Inc.

The Allied Defense Group Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
The Allied Defense Group, Inc.
Vienna, Virginia

We have audited the accompanying consolidated balance sheets of The Allied Defense Group, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended. We have also audited the schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allied Defense Group, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman LLP

Bethesda, Maryland
March 31, 2009

The Allied Defense Group, Inc.

CONSOLIDATED BALANCE SHEETS
December 31,

	2008	2007
	(Thousands of Dollars, except per share
	and share data)

ASSETS
Current Assets
Cash and cash equivalents	$8,816	$21,651
Restricted cash	9,666	13,052
Accounts receivable, net	12,646	6,064
Costs and accrued earnings on uncompleted contracts	21,999	37,764
Inventories, net	21,508	20,950
Prepaid and other current assets	4,606	3,947
Assets held for sale	4,474	32,525

Total current assets	83,715	135,953

Property, Plant and Equipment, net	19,525	24,047

Other Assets	459	251

TOTAL ASSETS	$103,699	$160,251

CURRENT LIABILITIES
Current maturities of senior secured convertible notes	$933	$13,610
Bank overdraft facility	381	7,239
Current maturities of foreign exchange contract	405	—
Current maturities of long-term debt	2,659	823
Accounts payable	14,536	15,555
Accrued liabilities	16,099	15,264
Customer deposits	16,731	26,666
Belgium social security	3,522	8,307
Income taxes	3,913	3,664
Liabilities held for sale	1,316	7,404

Total current liabilities	60,495	98,532

LONG TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	6,681	9,439
Senior secured convertible notes, less current maturities	—	5,782
Long-term foreign exchange contract, less current maturities	1,072	—
Derivative instrument	318	183
Other long-term liabilities	682	660

Total long-term obligations	8,753	16,064

TOTAL LIABILITIES	69,248	114,596

CONTINGENCIES AND COMMITMENTS
STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 8,079,509 in 2008 and 8,013,161 in 2007	808	801
Capital in excess of par value	55,912	55,355
Accumulated deficit	(38,351)	(27,909)
Accumulated other comprehensive income	16,082	17,408

Total stockholders’ equity	34,451	45,655

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,699	$160,251

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2008	2007
	(Thousands of Dollars, except per share and share data)

Revenues	$144,424	$38,603

Cost and expenses
Cost of sales	123,969	41,245
Selling and administrative	19,452	21,495
Research and development	2,277	1,617
Impairment of long-lived assets	462	—

Operating loss	(1,736)	(25,754)

Other income (expenses)
Interest income	734	703
Interest expense	(6,403)	(10,878)
Net loss on fair value of senior convertible notes and warrants	(1,104)	(6,663)
Other-net	(2,253)	(562)

	(9,026)	(17,400)

Loss from continuing operations before income taxes	(10,762)	(43,154)
Income tax expense	214	—

Loss from continuing operations	(10,976)	(43,154)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	2,750	29,314
Loss from discontinued operations	(2,216)	(7,438)

	534	21,876

NET LOSS	$(10,442)	$(21,278)

Earnings (Loss) per share — basic and diluted:
Net loss from continuing operations	$(1.36)	$(5.96)
Net earnings from discontinued operations	0.07	3.02

Total loss per share — basic and diluted	$(1.29)	$(2.94)

Weighted average number of common shares:
Basic and Diluted	8,045,239	7,244,983

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE LOSS

						Accumulated
	Preferred	Common Stock		Capital		Other	Total
	Stock, no		$.10	in Excess	Accumulated	Comprehensive	Stockholders’
	Par Value	Shares	Par value	of Par value	(Deficit)	Income	Equity
	(Thousands of Dollars, except per share and share data)

Balance at January 1, 2007	$—	6,440,944	$644	$43,312	$(6,631)	$18,022	$55,347
Common stock awards	—	59,986	6	710	—	—	716
Retired stocks	—	(1,668)	—	(14)	—	—	(14)
Employee stock purchase plan purchases	—	47,431	4	358	—	—	362
Common stock converted from Notes	—	150,500	15	1,392	—	—	1,407
Common stock issued to noteholders	—	1,288,000	129	9,415	—	—	9,544
Directors’ deferred stock compensation	—	—	—	(275)	—	—	(275)
Issue of stock options	—	—	—	216	—	—	216
Exercise of warrants		27,968	3	241	—	—	244
Comprehensive loss:
Net loss for the year ended	—	—	—	—	(21,278)	—	(21,278)
Currency translation adjustment related to sale of The VSK Group	—	—	—	—	—	(4,491)	(4,491)
Currency translation adjustment	—	—	—	—	—	3,877	3,877

Total comprehensive loss							(21,892)

Balance at December 31, 2007	$—	8,013,161	$801	$55,355	$(27,909)	$17,408	$45,655
Common stock awards	—	52,395	5	322	—	—	327
Retired stocks	—	(4,402)	—	(29)	—	—	(29)
Employee stock purchase plan purchases	—	18,355	2	107	—	—	109
Issue of stock options	—	—	—	65	—	—	65
Directors’ deferred stock compensation	—	—	—	92	—	—	92
Comprehensive loss:
Net loss for the year ended	—	—	—	—	(10,442)	—	(10,442)
Currency translation adjustment	—	—	—	—	—	(1,326)	(1,326)

Total comprehensive loss							(11,768)

Balance at December 31, 2008	$—	8,079,509	$808	$55,912	$(38,351)	$16,082	$34,451

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2008	2007
	(Thousands of Dollars)

Cash flows from operating activities
Net loss	$(10,442)	$(21,278)
Less: Gain on sale of subsidiaries	(2,750)	(29,314)
Discontinued operations, net of tax	2,216	7,438
		—

Loss from continuing operations	(10,976)	(43,154)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	5,147	4,928
Impairment of long-lived assets	462	—
Amortization of debt discount and debt issue costs	—	3,742
Unrealized loss on forward contracts	1,542	—
(Gain) loss on sale of fixed assets	(7)	3
Net loss related to fair value of notes and warrants	1,104	6,663
Interest and penalties converted to debt principal	—	1,204
Provision for estimated losses on contracts	(196)	1,770
Provision for warranty reserves, uncollectible accounts and inventory obsolescence	1,591	1,298
Common stock and stock option awards	408	1,229
Deferred director stock awards	92	(275)
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses Restricted cash	2,962	(3,444)
Accounts receivable	(7,542)	(826)
Costs and accrued earnings on uncompleted contracts	14,762	(12,247)
Inventories	(2,664)	(2,231)
Prepaid and other current assets	(1,055)	(1,247)
Accounts payable and accrued liabilities	(4,433)	16,001
Customer deposits	(9,143)	4,983
Deferred compensation	43	15
Income taxes	113	(219)

Net cash used in operating activities — continuing operations	(7,790)	(21,807)
Net cash provided by operating activities — discontinued operations	2,749	3,513

Net cash used in operating activities	(5,041)	(18,294)

Cash flows from investing activities
Capital expenditures	(1,803)	(1,721)
Proceeds from sale of subsidiaries	24,286	43,384
Proceeds from sale of fixed assets	7	—

Net cash provided by investing activities — continuing operations	22,490	41,663
Net cash used in investing activities — discontinued operations	(31)	(1,280)

Net cash provided by investing activities	22,459	40,383

Cash flows from financing activities
Bank overdraft payments	(6,834)	(7,488)
Principal payments on senior convertible notes	(19,428)	(20,816)
Debt issue costs	—	(1,707)
Repayment on capital lease obligations	(848)	(1,699)
Proceeds from issuance of long-term debt	—	8,224
Net cash transferred from (to) discontinued operations	2,726	436
Net increase (decrease) in short-term borrowings	302	(4,661)
Proceeds from employee stock purchases	92	308
Proceeds from issuance of senior convertible notes	—	15,376
Retirement of stock	(29)	(14)

Net cash used in financing activities — continuing operations	(24,019)	(12,041)
Net cash used in financing activities — discontinued operations	(5,781)	(4,002)

Net cash used in financing activities	(29,800)	(16,043)

Net change in cash of discontinued operations	(287)	(1,967)
Effects of exchange rate on cash	(166)	1,429

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,835)	5,508
Cash and cash equivalents at beginning of year	21,651	16,143

Cash and cash equivalents at end of year	$8,816	$21,651

Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$6,921	$5,453
Taxes	$345	$1,036
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Issuance of common stock in exchange of convertible notes	$—	$9,544
Interest and financing charges converted to debt principal	$—	$1,580
Capital leases	$53	$2
Conversion of notes	$—	$1,407

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)

NOTE A —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.  The consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries as follows:

•	ARC Europe, S. A. (ARC Europe), a Belgian company, includes its wholly-owned subsidiary Mecar

•	Allied Research Corporation Limited (ARC Limited), an inactive United Kingdom company,

•	Mecar USA, a Delaware corporation,

As discussed in Note V, the results of operations, financial position and cash flows of SeaSpace Corporation (SeaSpace), Titan Dynamics Systems Inc. (Titan), The VSK Group, Global Microwave Systems, Inc. (GMS) and News/Sports Microwave Rental, Inc. (NSM), previously reported in the Other operating segment, the AWE segment and the ES segments, have been reported as discontinued operations for all periods presented. In July 2007, September 2007, March 2008 and October 2008, the Company sold SeaSpace, The VSK Group, Titan and GMS, respectively. The Company has committed to a formal plan to divest NSM. Unless otherwise indicated, all disclosures in the notes to the consolidated financial statements relate to the Company’s continuing operations.

Significant intercompany transactions have been eliminated in the consolidation.

Nature of Operations.  The Allied Defense Group Inc. (Allied), a Delaware corporation, is a defense business, with presence in worldwide markets, offering manufacturing and marketing of ammunition and ammunition related products to the U.S. and foreign governments.

Foreign Currency Translation.  The assets and liabilities of ARC Europe, its subsidiary Mecar, and ARC Limited are translated into U.S. dollars at year-end exchange rates. In years with greater currency fluctuation, the impact on the apparent change for the same balance sheet category from one year to the next could appear more significant than in if all assets or liabilities were held in the same functional currency (e.g. U.S. Dollars). The resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations.

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

Cash and cash equivalents.  The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. At December 31, 2008, the Company had no cash equivalents as compared to $4,248 of cash equivalents at December 31, 2007.

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

Impairment of Long-Lived Assets.  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. The Company assesses the recoverability of the carrying value of assets held for use based on a review of projected discounted cash flows. As the Company has reduced its head count as a result of selling a number of its subsidiaries, the Company determined that the carrying value of the ERP system that is used mainly by the Company’s U.S. subsidiaries exceeds its fair value. Accordingly, the Company recorded $462 in impairment charges for long-lived assets related to the Company’s ERP computer system in 2008.

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

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue and Cost Recognition.

•	Percentage of Completion Method — Revenues under fixed price contracts are recognized on the percentage-of-completion method measured by direct labor incurred to total estimated direct labor at completion. The actual costs on these contracts may differ from the Company’s estimate at completion. Provision for estimated losses and penalties on contracts are recorded when identified. Revenues under cost-plus-fixed-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. As contracts extend over one or more years, revisions in costs and earnings estimated during the course of the work are reflected in the accounting period in which the facts which require the revision become known. Costs and accrued profits on uncompleted direct and indirect fixed price contracts with foreign governments and direct and indirect U.S. government foreign military sales (FMS) contracts, which are billable upon completion, are carried as costs and accrued earnings on uncompleted contracts.

•	Other Method — Revenues from service work rendered are recorded when performed. Revenues from pass through contracts are evaluated based on the guidelines of EITF 99-19 Reporting Revenue Gross as a Principal versus Net as an Agent. Accordingly, the Company bases its decision on whether to report revenue from such pass through contracts on a gross basis or net basis based on the relative strength of each of the following factors: whether the Company (1) is the primary obligor in the arrangement, (2) has general inventory risk, (3) has latitude in establishing price, (4) changes the product or performed part of the service, (5) has discretion in supplier selection and (6) is involved in the determination of product or service specifications. There are no provisions related to performance, cancellation, termination or refunds.

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

Capitalization of Software.  The Company capitalizes purchased software systems in accordance with Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires that computer software meeting the characteristics of internal-use software be capitalized once the preliminary project stage has been completed. Once the capitalization criteria has been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software project and interest costs incurred when developing computer software for internal use should be capitalized. No costs were capitalized in 2008 and 2007.

Warranties.  The Company grants warranties on certain products for periods varying from one to five years. Provision is made for estimated losses arising from warranty claims on ammunition products as incurred, based on a minimal level of claims historically for that segment. The reserves for warranty expense were not significant.

Environmental Regulations.  The Company does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position, although new environmental regulations continue to go into effect in Belgium. Mecar has spent approximately $400 in 2008 in order to be compliant with the current Belgian regulations.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total share-based compensation was $590 (including outside directors compensation of $327) for the year ended December 31, 2008 and $918 (including outside directors compensation of $245) for the year ended December 31, 2007. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.

The Company used the modified prospective transition method to adopt the provisions of SFAS 123R. Under this method, employee compensation cost recognized in 2008 and 2007 include: (1) compensation cost for all share-based payments granted after the effective date that have met the requisite service requirement and (2) compensation cost for the portion of awards that have met the requisite service period on or after the effective date based on the grant-date fair value of those awards. In accordance with SFAS 123R, the fair value of options grants are estimated on the date of grant using the Black-Scholes option pricing model.

As of December 31, 2008, the total compensation cost related to unvested stock-based awards that had not been recognized was approximately $100. This cost will be amortized on a straight-line basis over a period of approximately 16 months.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company granted 20,000 stock options during the year ended December 31, 2008. The Company granted 19,350 nonvested restricted shares of its common stock during the year ended December 31, 2007. The fair value of each option granted was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the dates of grant during the year ended December 31, 2008 was $2.67. The weighted average assumptions used in the model for the year ended December 31, 2008 were as follows:

2008

Risk free interest rate	1.53%
Expected volatility rate	92.11%
Expected lives — years	1
Divided yield	—

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

Major Customers.  The Company derives the majority of its revenues directly or indirectly from foreign governments (some of which are through the U.S. government via the Foreign Military Sales program), primarily on fixed price type contracts. Direct and indirect sales to the Company’s largest customer (a foreign government in the Middle East) accounted for approximately 52% of revenue in both 2008 and 2007.

Concentrations of Credit Risk.  Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company is required to maintain most of its cash balances with the lenders that provide credit to the Company. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company’s customer base. The Company generally receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers’ financial condition. In addition, in Belgium, Mecar is required to purchase credit insurance on its foreign sales contracts from a local government agency. The Company’s allowance for doubtful accounts as of December 31, 2008 and 2007 totaled $1,038 and $634, respectively.

The majority of ammunition sales are to or for the benefit of agencies of foreign governments. MECAR’s ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, Mecar’s business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 2008 and 2007, the Company’s firm committed backlog was $185,921 and $108,958, respectively. In addition to the firm committed backlog, the Company had unfunded amounts, which are subject to an appropriation or authorization of governmental funds, of $13,439 and $97,692 as of December 31, 2008 and 2007, respectively.

Mecar USA’s current customers are mainly the U.S government, U.S.-based prime contractors and foreign governments. Mecar USA’s products are sold either directly or indirectly to the defense departments of governments and are regulated by U.S. government law regarding the foreign governments with which it may do business.

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

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted and unrestricted cash balances in foreign banks at December 31, 2008 and 2007 were $12,613 and $27,011, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company’s financial position and results of operations since the Company has assets and operations in Belgium and sells its products on a worldwide basis.

Recent Accounting Pronouncements.  In April 2008, the FASB issued FSP 142-3, Determining the Useful Life of Intangible Assets. FSP 142-3 amends the factors to be considered in determining the useful life of intangible assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company will adopt FSP 142-3 effective January 1, 2009. We do not expect that the adoption of FSP 142-3 will have a significant impact on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company will adopt SFAS No. 161 effective January 1, 2009. We do not expect that the adoption of SFAS No. 161 will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 effective January 1, 2008 and will adopt the provisions of FSP 157-2 relating to nonfinancial assets and liabilities effective January 1, 2009. The adoption of SFAS No. 157 did not have a significant impact on our financial position or results of operations nor will the adoption of FSP 157-2.

NOTE B —	LIQUIDITY AND CAPITAL RESOURCES

During the last few years, the Company faced liquidity challenges resulting mainly from the reduction of revenues and significant operating losses at MECAR. In addition, the Company’s liquidity was adversely affected by financing and restructuring costs. During that time, the Company implemented a plan to reduce the fixed operating cost base at Mecar and NSM. The corporate headquarters also engaged in cost-cutting measures and committed to a plan to divest non-core subsidiaries and repay its convertible notes and Mecar’s revolving cash line. Since 2007, the Company has divested several of its non-core subsidiaries and improved its operating results. The divestitures have permitted the Company to repay its debt and eliminate smaller non-profitable subsidiaries. The Company fully repaid its convertible notes, with the last payment made in January 2009.

In April 2008, MECAR reached an agreement with its existing bank group regarding its credit facility. The agreement provided for an expansion of the total credit facility from approximately $60,406 (€42,850) to $64,318 (€45,625). The credit facility was restructured and the portion designated for tax prepayments was terminated. The agreement provided for a cash line of $14,379 (€10,200) and performance bond and advance payment guarantee line of $49,939 (€35,425). The agreement required a partial repayment of MECAR’s cash line of $7,190 (€5,100) in July 2008 and the remainder to be repaid by November 30, 2008. The performance bond and advance payment guarantee line expired on December 31, 2008. Based on the timing of MECAR’s shipments in July 2008, the

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company was unable to repay half of the cash line by July 31, 2008, but subsequently made the required repayments to the banking facility in the third quarter of 2008 and the remaining $7,190 (€5,100) by November 30, 2008 with cash generated from operations. Mecar is in continuing discussions with its bank group regarding an additional extension of the performance bond and advance payment guarantee line in 2009. The extension would provide an initial line of $64,036 (€45,425) and then by August 31, 2009, the line would be reduced to $49,939 (€35,425). The extension would expire on March 31, 2010 and one of the members of the bank group that represents approximately 20% of the credit would potentially cease to issue new bonds or guarantees after October 1, 2009. In line with Mecar’s projected facility requirements, the facility will gradually be lowered after October 1, 2009 to compensate for the exit of one member to approximately $38,767 (€27,500). The refinancing of the credit facility, particularly the performance bond and advance payment guarantee facility, is critical to the Company’s ability to sign new contracts and continue on a long term basis. All Mecar’s current funded backlog is covered by required performance bonds and credit guarantees. Mecar was able to open performance bonds and credit guarantees for new contracts through February 2009 under a temporary extension of the facility. Since the current funded backlog is covered by the performance bonds and credit guarantees, executions of the current funded backlog is not dependent on a refinancing of the credit facility. If this extension is not secured, the Company will continue to look for new financial institutions that are interested in this type of line. This search may inhibit the Company’s ability to open new performance bonds and advance payment guarantees and thereby begin new contracts until a new line is secured.

In December 2008, the Company announced that Mecar USA was awarded, as a subcontractor to a prime contractor in a U.S. Government contract, a contract for more than $37,000 that would be executed during 2009. In February 2009, this contract was expanded to $42,000. This new contract, in addition to an already higher contracted backlog at Mecar, provided backlog of $185,921 at December 31, 2008, an increase of 71% from the balance at December 31, 2007. This increased backlog will require the Company to expand its working capital in the first eight months of 2009. In addition to the normal working capital build that is required to deliver on the existing backlog, Mecar is prohibited from shipping to its largest customer, due to said customer’s terms, in the summer months of late May through mid-September.

At December 31, 2008, the Company had $8,816 in cash on hand. For the year ended December 31, 2008, the continuing operations of the Company used $7,790 of cash from operating activities. This usage stems mainly from the $10,442 net loss, increases in working capital, particularly accounts receivable, and the reduction of customer deposits, accounts payable and accrued liabilities at Mecar as the sales contracts that were manufactured in 2008 were shipped in the fourth quarter of 2008.

Outlook for 2009

The Company’s cash projections for 2009 require additional working capital funding through the summer months with the Company generating cash in the third and fourth quarters of 2009. Current projections have a shortfall of available cash in August, however the Company has a list of actions to remediate that shortfall. Upon execution of these actions, management is confident that the Company will be able to work through this shortfall. The Company is also evaluating additional working capital financing.

In March 2009, Mecar USA signed a commitment with a U.S. bank for a $10,000 working capital revolving credit and contract guidance facility. This new facility will provide $1,000 of revolving credit based upon an agreed upon borrowing base calculation and $9,000 of financing based on working capital requirements of specific sales contracts that the lender agrees to finance. Mecar USA’s credit facility will expire on June 20, 2010 and will pay interest at the rate of the 30-day London Interbank Offered Rate (LIBOR) plus an applicable margin. Today, that interest rate is 4.52% with the applicable margin equal to 4.0% per annum. This working capital financing should enable Mecar USA to perform on its $49,525 of backlog that was outstanding at December 31, 2008. The Company is working to close this facility in April 2009.

Mecar is in the process of negotiating an agreement with its bank group to continue to finance the performance bond and advance payment guarantee portion of the credit facility until March 2010. The cash portion of the line will not be renewed. The Company is currently managing the cash requirements at all of its business units with its

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

existing cash balances. Mecar is currently taking certain actions to reduce the seasonality and its shipping constraints and may look for additional financing or an additional restructuring of the its credit facility in order to provide additional working capital.

The Company has less than $600 of firm commitments for capital expenditures outstanding as of December 31, 2008.

NOTE C —	RESTRICTED CASH

Restricted cash at December 31 is comprised as follows:

	2008	2007

Collateralized performance bonds and advance payment guarantees	$9,506	$12,920
Other	160	132

	$9,666	$13,052

Mecar is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement used to provide these financial guarantees place restrictions on certain cash deposits and other liens on Mecar’s assets. In addition, as certain customers make advance deposits, Mecar’s banking group restricts up to forty percent of the advance deposit as collateral for the issuance of an advance payment guarantee. The majority of the restricted cash balance relates to requirements under our sales contracts to provide performance bonds and advance payment guarantees. These instruments typically expire within one year or operating cycle and the restriction on the cash is released. As such, the restricted cash is classified as current for the periods presented. Cash of $9,506 and $12,920 at December 31, 2008 and 2007, respectively, was restricted or pledged as collateral for these agreements.

NOTE D —	ACCOUNTS RECEIVABLE AND COSTS & ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS

Accounts receivable at December 31 are comprised as follows:

	2008	2007

Direct and indirect receivables from governments	$10,173	$2,515
Commercial and other receivables	3,511	4,183

	13,684	6,698
Less: Allowance for doubtful receivables	(1,038)	(634)

	$12,646	$6,064

Receivables from foreign governments and government agencies are generally due within 30 days of shipment, less a 10% hold back provision which is generally due within 90 days. Since these receivables are typically supported by letters of credit or other guarantees, no provision for doubtful accounts is deemed necessary. The Company maintains an allowance for doubtful accounts on commercial receivables that are typically owed from prime or subcontractors on government contracts, which is determined based on historical experience and management’s expectations of future losses. Losses have historically been within management’s expectations.

Costs and accrued earnings on uncompleted contracts totaled $21,999 and $37,764 at December 31, 2008 and 2007, respectively.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE E —	INVENTORIES

Inventories at December 31 are comprised as follows:

	2008	2007

Raw materials	$10,714	$12,005
Work in process	10,670	10,720
Finished goods	2,919	—

	24,303	22,725
Less: Reserve for obsolescence	(2,795)	(1,775)

	$21,508	$20,950

NOTE F —	PROPERTY, PLANT & EQUIPMENT

Property, Plant & Equipment at December 31 are comprised as follows:

	2008	2007

Land	$364	$381
Buildings and improvements	19,600	20,439
Machinery and equipment	60,074	61,008
Demonstration Equipment	4,194	4,186

	84,232	86,014
Less: Accumulated depreciation	(64,707)	(61,967)

	$19,525	$24,047

Depreciation expense was $5,147 and $4,928 for the years ended December 31, 2008 and 2007, respectively.

Capital Leases.  The Company leases equipment under various capital leases, with lease terms through 2011. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities.

The following is an analysis of the leased property under capital leases included in property, plant and equipment:

	2008	2007

Leased equipment	$2,962	$5,520
Less: Accumulated amortization	(1,534)	(2,473)

	$1,428	$3,047

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2008:

Year Ending December 31,

2009	$427
2010	178
2011	10

Total minimum lease payments	615
Less: Amount representing interest	(22)

Present value of net minimum lease payments	$593

NOTE G —	IMPAIRMENT OF LONG-LIVED ASSETS

In 2008, the Company recorded $462 in impairment charges for long-lived assets related to the Company’s Enterprise Reporting Package (ERP) computer system. As the Company has reduced its head count as a result of selling a number of its subsidiaries, the Company determined that the carrying value of the ERP system exceeds its fair value. The fair value of the ERP system was determined based on replacement cost.

NOTE H —	BANK CREDIT FACILITY

Mecar is obligated under an agreement (the Agreement), modified in April 2008, with its foreign banking syndicate that provides credit facilities of up to €45,625 (approximately $64,318) primarily for bank guarantees including performance bonds, letters of credit and similar instruments. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. The Agreement requires that Mecar maintain certain financial covenants. The performance bond and advance payment guarantee line expired on December 31, 2008. Mecar is in continuing discussions with its bank group regarding an additional extension of the performance bond and advance payment guarantee line in 2009. The extension would provide an initial line of $64,036 (€45,425) and then by August 31, 2009, the line would be reduced to $49,939 (€35,425). The extension would expire on March 31, 2010 and one of the members of the bank group that represents approximately 20% of the credit would potentially cease to issue new bonds or guarantees after October 1, 2009. In line with Mecar’s projected facility requirements, the facility will gradually be lowered after October 1, 2009 to compensate for the exit of one member to approximately $38,767 (€27,500). The refinancing of the credit facility, particularly the performance bond and advance payment guarantee facility, is critical to the Company’s ability to continue on a long term basis. All Mecar’s current funded backlog is covered by required performance bonds and credit guarantees. Mecar was able to open performance bonds and credit guarantees for new contracts through February 2009 under a temporary extension of the facility. Since the current funded backlog is covered by the performance bonds and credit guarantees, executions of the current funded backlog is not dependent on a refinancing of the credit facility.

Effective July 1, 2007, a local Belgian regional agency began providing guarantees up to 50% of Mecar’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. In April 2008, Mecar’s bank group received additional temporary local support from the agency to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008. These additional guarantees were extended until the end of May 2009 and allow Mecar to reduce its restricted cash requirements by approximately €3,000 until the end of May 2009.

As of December 31, 2008 and 2007, total guarantees and performance bonds of approximately $63,923 and $37,523, respectively, were outstanding. Advances for working capital provided for under the bank overdraft facility and notes payable, amounted to $670 and $7,239 at December 31, 2008 and 2007, respectively. Performance bonds and advance payment guarantees under the Agreement are secured by restricted cash of approximately $9,416 and $12,838, at December 31, 2008 and 2007, respectively. Mecar is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantees. The credit facility agreement is used to provide these financial guarantees and places restrictions on certain cash deposits and other liens on Mecar’s assets. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of all of Mecar’s assets.

NOTE I —	DERIVATIVE FINANCIAL INSTRUMENTS

Derivatives not designated as hedges

The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers and certain purchase commitments. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is Mecar’s functional currency. The Company records all derivatives on the balance sheet at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company no longer utilizes derivatives that are designated as fair value or cash flow hedges. As such, realized and unrealized (gains) losses from derivative contracts are reported in the income statement and amounted to $1,542, for the year ended December 31, 2008, respectively. In 2007, the Company did not enter any foreign currency future contracts or forward exchange rates to minimize the foreign currency exposures.

Counterparty credit risk

The Company’s foreign exchange forward contracts expose the Company to credit risks to the extent that the counterparties may be unable to meet the terms of the agreement. The Company attempts to minimize such risk by using major financial institutions as its counterparties. Management does not expect any material loss as result of default by counterparties.

NOTE J — FAIR VALUE MEASUREMENTS

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at December 31, 2008:

		Significant
	Quoted Prices in	Other
	Active Markets for	Observable	Significant
	Identical Assets or	Inputs	Unobservable
	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total

Liabilities
Senior secured convertible notes	$—	$933	$—	$933
Derivative instrument	—	318	—	318
Foreign exchange contract	—	1,477	—	1,477

	$—	$2,728	$—	$2,728

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

NOTE K —	ACCRUED LOSSES ON CONTRACTS AND DEFERRED COMPENSATION

Accrued losses on contracts.  At December 31, 2008 and 2007, the Company provided for accrued losses of $1,774 and $1,902, respectively, in connection with the completion of certain contracts. These amounts are included in accrued liabilities.

Deferred compensation.  The December 31, 2008 and 2007 deferred compensation balances of $682 and $660, respectively, represent cash compensation deferred by the non-employee directors and the retirement benefits for employees who applied for early retirement at MECAR. These amounts are included in other long-term liabilities.

NOTE L —	LONG-TERM DEBT

Long-term obligations as of December 31 consist of the following:

	2008	2007

Fair value of senior secured convertible notes	$933	$19,392
SOGEPA loan	8,458	8,837
Bank notes payable	289	—
Capital leases and other	593	1,425

Total long-term debt	10,273	29,654
Less: Current maturities	(3,592)	(14,433)

Long-term debt, less current maturities	$6,681	$15,221

Senior secured convertible notes.  On March 9, 2006, the Company entered into a Securities Purchase Agreement with four purchasers for the private placement of senior subordinated convertible notes (the “Initial

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes”) in the principal amount of $30,000 and related warrants to purchase common stock of the Company (the “2006 Transactions”).

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

As of December 31, 2008, the principal outstanding balance of Convertible Notes was $928. As permitted by the provisions of the Notes, on October 10 through 14, 2008, the Company received notices from all four of its note holders requiring the Company to redeem all of the outstanding Notes at face value on December 26, 2008 and January 19, 2009. The Company redeemed $8,039 of the Notes on December 26, 2008 and the remaining $928 of the Notes on January 20, 2009. In the fourth quarter of 2008, the Company repaid $18,947 of the Convertible Notes.

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

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company determined that the Notes are hybrid instruments that could be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods.

The Company determined the fair value of the Notes at December 31, 2008 and 2007 was as follows:

	2008	2007

Amended Notes	$—	$13,134
First Closing of New Notes	—	476
Second Closing of New Notes	933	5,782

	$933	$19,392

For the year ended December 31, 2008, the Company recorded a net loss of $969, related to the calculated fair values of the Amended Notes, First Closing and Second Closing of New Notes at December 31, 2008. For the year ended December 31, 2007, the net loss related to the calculated fair values of the Amended Notes and First Closing of New Notes was $7,672.

The face value of the amount owed on the Notes as of December 31, 2008 and 2007 was as follows:

	2008	2007

Amended Notes	$—	$13,763
First Closing of New Notes	—	499
Second Closing of New Notes	928	6,095

	$928	$20,357

Warrants

On March 6, 2006, in conjunction with the issuance of the Initial Notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with EITF 00-19, Accounting for Derivative Instruments Index to, and Potentially Settled in, a Company’s Own Stock, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as liabilities, presented as derivative instrument on the balance sheet, and are being recorded and carried at the fair value of the instrument. At December 31, 2008 and 2007, the Company determined the fair value of the warrants was $318 and $183, respectively. For the year ended December 31, 2008, the Company recorded a loss of $135, related to the calculated fair value adjustment of the warrants at December 31, 2008. For the year ended December 31, 2007, the Company recorded a gain of $1,009, related to the calculated fair value adjustment of the warrants at December 31, 2007.

SOGEPA Loan.  On December 20, 2007, Mecar entered into a €6,000 (approximately $8,458) loan agreement with the Société Wallonne de Gestion et de Participations (“SOGEPA”), a local Belgian regional agency to provide Mecar with additional working capital financing. The loan matures on December 20, 2012 and accrues interest at 4.95% per year. Quarterly interest payments are due during the first year of the loan, with quarterly principal and interest payments due thereafter. The loan is secured by a mortgage covering property owned by Mecar. As part of the loan, Mecar is required to maintain certain capital requirements as defined in the loan agreement. Mecar paid debt issue costs of $141 in connection with the loan which is being amortized over the term of the loan. The unamortized debt issue cost was $108 and $141 at December 31, 2008 and 2007, respectively. The

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding balance due on the loan was $8,458 (€6,000) and $8,837 (€6,000) at December 31, 2008 and 2007, respectively.

Bank notes payable.  At December 31, 2008, Mecar borrowed $289 as a straight loan, within the current credit facility, from one of the banks in their banking facility.

Capital lease and other.  The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 3.34% to 10.46% and mature at various dates through 2011.

The annual maturities of long-term obligations as of December 31, 2008 are as follows:

Year	Amount

2009	$3,592
2010	2,234
2011	2,174
2012	2,273

Total	$10,273

Other than as disclosed above with regard to the Notes, no other debt classified as long-term contain cross-default provisions.

NOTE M —	BENEFIT PLANS

In 2003, the Company adopted a 401(k) plan. Employer contributions to the plans in 2008 and 2007 were approximately $167, $195, respectively. Employee contributions to the plan in 2008 and 2007 were $129 and $164, respectively. Under the terms of labor agreements at Mecar, the Company contributes to certain governmental and labor organization employee benefit and retirement programs. In 2008 and 2007, the Company had an accrual of $448 and $459, respectively, for employees who applied for early retirement at Mecar. This retirement benefit amount was included in other long-term liabilities.

NOTE N —	CONTINGENCIES AND COMMITMENTS

There are no material pending legal proceedings, other than ordinary routine litigation to Allied’s business, to which Allied or any of its subsidiaries is a party or to which any of their properties is subject.

The Company has entered employment agreements with certain management personnel at the Company’s subsidiaries and with certain domestic management personnel. Certain of these agreements provide for severance payments in the event of termination under certain conditions.

The Company leases domestic office space and equipment under operating leases which expire at various dates through 2013. Certain leases also include escalation provisions for taxes and operating costs. The following is a

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

schedule by year of base expense due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2008:

Year	Amount

2009	$455
2010	420
2011	420
2012	431
2013	46
2014 and after	60

Total	$1,832

Total rental expense charged to operations approximated $462 and $459, for the years ended December 31, 2008 and 2007, respectively.

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

In January 2009, the Company amended its agreement with Houlihan Lokey Howard & Zukin Capital, Inc. (“Houlihan Lokey”), the Company’s investment banking advisor. Among other changes, the amended agreement outlines terms for payment of a “success fee” for investment banking services provided since April 2007. This fee will be based on the aggregate sales proceeds received from sales of all Company subsidiaries and assets as well as the fair value any such assets which are not sold.

The Immigration and Customs Enforcement (ICE) branch of the U.S. Department of Homeland Security and the U.S. Attorney’s Office in San Diego, California, are investigating possible violations of U.S. export laws by NSM. The Company and NSM are cooperating fully in their investigation of these matters. The Company is currently conducting an internal investigation, led by its counsel, and expects a resolution to this internal review within three to six months. As this investigation is in its preliminary stages and the Company is uncertain of its outcome, no amount relating to this matter has been accrued as of December 31, 2008.

Indemnification provisions

On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,541 in net proceeds. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. Theses indemnification provisions have been capped at $1,000. At December 31, 2008, no amount has been accrued related to this indemnification as a liability is not deemed probable.

On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price adjustment to be determined following closing. On September 18, 2007, the Company completed the sale. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. An escrow amount of

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $2,741 (€2,000) was established to satisfy any such claims. The terms of the escrow agreement provide that a portion of the remaining escrow balance in excess of $1,767 (€1,200) will be released on April 1, 2009 with the entire remaining balance released December 31, 2012. At December 31, 2008, the Company has fully reserved the escrow balance as it is uncertain as to the nature and timing of potential future claims, if any. Total indemnification provisions have been capped at $7,365 (€5,000).

On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. The Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for losses, liabilities, damages or expenses arising for any breach of covenants, representation or warranties; income tax liabilities existing prior to closing; and violations of environmental laws. The indemnification amount can be as much as the purchase price for certain covenants but generally is capped at $950. At December 31, 2008, no amount has been accrued related to this indemnification as a liability is not deemed probable.

On August 14, 2008, the Company entered into an Asset Purchase Agreement to sell GMS for $26,000. The Asset Purchase Agreement requires a total of $2,500 be held in escrow to provide for certain indemnifications as stated for in the Asset Purchase Agreement. The Asset Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale of any and all liabilities, losses, claims, damages, diminution of value or other costs and expenses paid by the buyer arising out any breach or inaccuracy of any representations or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. The terms of the escrow agreement provide that the remaining escrow balance will be released on April 1, 2010. At December 31, 2008, the Company has fully reserved the escrow balance as it is uncertain as to the nature and timing of potential future claims, if any. Total indemnification provisions have been capped at $5,200.

In conjunction with the sale of GMS, and pursuant to the terms of employment agreements with GMS’s management team, the Company committed to pay $1,415 as a retention bonus. Of this total retention amount, approximately $707 was paid in October 2008 and the remainder is due in March 2009 and October 2009 in accordance with the terms of the respective employment agreements.

Tax Litigation

As part of its 2004 tax audit with the Belgian tax authorities, the Company recorded a liability of $3,302 and $3,552 at December 31, 2008 and 2007, respectively, related to tax due on unrealized/realized foreign currency gains as well as associated interest and penalties. The Company is currently negotiating in the Belgian tax court for a workable repayment arrangement to resolve the liability due.

Social Security Litigation

As of December 31, 2008, Mecar had not paid all of its Belgian social security payments related to 2007. Accordingly, the Company has accrued $878 and $2,184 at December 31, 2008 and 2007, respectively, related to past due 2007 social security payments which includes associated interest and penalties of $583 and $276, respectively. As of December 31, 2008, Mecar accrued an additional $2,644 for social security payments related to the fourth quarter of 2008. Mecar has agreed to a payment plan approved by the local authorities and expects to have repaid the entire past due balance in 2009. Mecar has paid approximately $15,396 in social security payments ($7,280, plus foreign exchange loss of $305 for 2007 and $8,116, plus foreign exchange loss of $340, for the first nine months of 2008), which leaves $3,522 as the total outstanding balance relating to Belgian social security as of December 31, 2008.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O —	STOCKHOLDERS’ EQUITY

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

2001 Equity Incentive Plan.  During 2001, the Board of Directors and stockholders approved and reserved 240,000 shares of common stock for awards to key employees of the Company and its subsidiaries. In each of 2002, 2003 and 2005, the Board of Directors and the stockholders authorized the plan to be increased by 250,000 shares. The plan authorizes the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights, restricted stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. For the year ended December 31, 2008, the Company granted 20,000 options to certain key employees and issued 52,395 shares to five directors as part of the annual directors’ compensation for 2008 and the first six months of 2009. During 2008, 4,402 fully vested shares were retired at the option of the employee as reimbursement to Allied for payroll taxes associated with the vesting of their restricted shares. For the year ended December 31, 2007, the Company granted 21,400 (1,050 of unrestricted and 20,350 of restricted) shares of stock awards to certain key employees. In addition, 18,881 shares were issued to three directors who retired from the Company’s Board of Directors in February 2007 in settlement of the deferred compensation obligations to these directors and 23,405 shares were issued to five non-employee directors as part of the annual directors’ compensation on July 1, 2007. During 2007, 3,700 shares were forfeited and 1,668 fully vested shares were retired at the option of the employee as reimbursement to Allied for payroll taxes associated with the vesting of their restricted shares. As of December 31, 2008, total restricted shares of 16,668 shares were reserved for certain employees, which will vest with continued service to the Company per the vesting schedule.

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

The following table summarizes option activity:

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Options outstanding at beginning of the year	369,500	$15.39	501,500	$17.20
Options granted	20,000	7.44	—	—
Options exercised	—	—	—	—
Options forfeited	—	—	(45,000)	22.05
Options expired	(59,500)	16.08	(87,000)	18.21

Options outstanding at end of year	330,000	$14.78	369,500	$15.39

Options exercisable at end of year	290,000		327,500
Weighted-average fair value of options, granted during the year	$2.67		$—

The following table summarizes options outstanding at December 31, 2008:

			Weighted	Exercisable
		Weighted	Average		Weighted
	Range of	Average	Remaining		Average
Number	Exercise	Exercise	Contractural	Number of	Exercise
Outstanding	Prices	Prices	Term	Options	Prices

20,000	$7.44	$7.44	1.17 Years	—	$7.44
100,000	8.63	8.63	2.00 Years	100,000	8.63
210,000	$15.05 to $23.95	18.41	2.60 Years	190,000	18.39

330,000	$7.44 to $23.95	$14.78		290,000	$15.03

Since the exercise price for of all the options outstanding is greater than the closing share price on December 31, 2008, no intrinsic value is available for any outstanding and exercisable options. The market value of our stock was $6.20 and $5.77 at December 31, 2008 and 2007, respectively.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock (nonvested) shares outstanding as of December 31,

	2008		2007
		Weighted Average Grant		Weighted Average Grant
Restricted Stock	Shares	Date Fair Value	Shares	Date Fair Value

Restricted at January 1,	43,418	$17.46	43,299	$22.25
Granted	—	—	20,350	10.17
Vested	(26,750)	18.72	(16,531)	21.97
Forfeited	—	—	(3,700)	21.77

Restricted shares at December 31,	16,668	$15.43	43,418	$17.46

As of December 31, 2008 and 2007, there were approximately $51 and $234, respectively, of total unrecognized compensation cost related to restricted share based compensation arrangements granted under the Plan. As of December 31, 2008 and 2007, the cost is expected to be recognized over a weighted average period of 0.81 years and 1.03 years, respectively. As of December 31, 2008 and 2007, there were approximately $49 and $60, respectively, of total unrecognized compensation cost related to stock options based compensation arrangements granted under the Plan. As of December 31, 2008 and 2007, the cost is expected to be recognized over a weighted average period of 2.33 years and 3.43 years, respectively.

NOTE P —	OTHER — NET

Other income (expense) included in the Company’s consolidated statements of operations at December 31 is comprised of the following:

	2008	2007

Net currency transaction losses	$(2,366)	$(252)
Miscellaneous — net	113	(310)

	(2,253)	(562)

Miscellaneous — net includes income received from various sources such as subsidies, penalties, non deductible value added taxes, sublease rent and sale of materials.

NOTE Q —	INCOME TAXES

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

Earnings (loss) before income taxes are comprised as follows:

	2008	2007

Domestic	$(8,417)	$(25,408)
Foreign	(2,345)	(17,746)

	$(10,762)	$(43,154)

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s provision for income taxes is comprised of:

	2008	2007

Current Provision
Domestic	$—	$1
Foreign	214	—

Total Current Provision	214	1

Deferred Provision (Benefit)
Domestic	—	—
Foreign	—	(1)

Total Deferred Provision (Benefit)	—	(1)

Total tax provision	$214	$—

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company’s provision are as follows:

	2008	2007

Taxes at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	(0.6)	(0.1)
Impact of international operations	0.4	3.1
Other permanent differences	(2.8)	(8.3)
Valuation allowance	(33.0)	(28.7)

Income taxes	(2.0)%	0.0%

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the deferred taxes at December 31, 2008 and 2007 are comprised as follows:

	2008	2007

Deferred tax assets
Inventory	$159	$685
Compensation accruals	153	34
Valuation adjustments	311	376
Accrued expenses	443	495
Business tax credits	458	458
Deferred compensation	502	579
Depreciation and amortization	386	—
Fair value adjustment of financial instruments	554	—
Capitalized software	295	486
Foreign tax credit carryforwards	13,770	2,290
Net operating loss carryforwards	33,223	45,684

Gross deferred tax asset	50,254	51,087
Valuation allowance	(50,254)	(43,486)

Total deferred tax assets	$—	$7,601

Deferred tax liabilities
Depreciation and amortization	$—	$864
Fair value adjustment of financial instrument	—	(328)
Accrued foreign dividends	—	(8,137)

Total deferred liabilities	$—	$(7,601)
Net Deferred Tax Assets (Liabilities)	$—	$—

At December 31, 2008 and 2007, the Company had US net operating loss carryforwards of $18,937 and $51,036, respectively, which will begin to expire in 2026 and foreign NOLs of approximately $77,479 and $79,947, respectively, which may be carried forward indefinitely. The Company had foreign tax credits of approximately $13,770 and $2,290 at December 31, 2008 and 2007, respectively. In addition, the Company had alternative minimum tax credits of approximately $458 at both December 31, 2008 and 2007. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credits do not expire.

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. Realization of deferred tax assets is dependent upon generation of sufficient income by the Company in the jurisdictions in which it has operations and, in some cases, by specific office locations. Because the Company experienced losses in previous years and continued losses in the current year, management recorded a valuation allowance of approximately $50,254 and $43,486 against the Company’s net deferred tax asset as of December 31, 2008 and 2007, respectively. The change in the valuation allowance from December 31, 2007 to December 31, 2008 was an increase of $6,768 which is due primarily to the valuation allowance recorded against the U.S. net deferred tax assets during 2008.

As of December 31, 2008 and 2007, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For the years ended December 31, 2008 and 2007, there was no interest or penalties recorded or included in tax expense.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In Belgium, the Company is still open to examination by the Belgian tax authorities from 2005 forward. In the United States, the Company is still open to examination from 2005 forward, although carryforward tax attributes that were generated prior to 2005 may still be adjusted upon examination by the Belgian tax authorities if they either have been or will be utilized.

As of December 31, 2008 and 2007, the Company had not recorded U.S. income tax expense for $3,543 and $5,021, respectively, of unremitted earnings of its foreign subsidiaries for which it has designated as indefinitely reinvested. The amount of earnings designated as indefinitely reinvested offshore is based upon the actual deployment of such earnings in our offshore assets and our expectations of the future cash needs of our U.S. and foreign entities. In the event that actual cash needs of our U.S. entities exceed our current expectations, we may need to repatriate foreign earnings which have been designated as indefinitely reinvested offshore. This could result in additional income tax expense being recorded.

See Note N — Contingencies and Commitments for disclosure on Belgian tax contingency.

NOTE R —	EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share excludes potential common shares and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share excludes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is anti-dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share for the years ended December 31, 2008 and 2007, respectively:

	2008	2007

Net loss from continuing operations	$(10,976)	$(43,154)
Net earnings from discontinued operations	534	21,876

Net loss	$(10,442)	$(21,278)

Weighted average number of basic and diluted shares	8,045,239	7,244,983
Basic and diluted net loss per share from continuing operations	$(1.36)	$(5.96)
Basic and diluted net earnings per share from discontinued operations	0.07	3.02

Total	$(1.29)	$(2.94)

For the year ended December 31, 2008, the Company has excluded convertible notes and warrants of 99,286 and 411,593 shares, respectively, from the calculation of earnings (loss) per share since their effect would be anti-dilutive. For the year ended December 31, 2007, the Company had excluded convertible notes, stock options and warrants of 2,177,176, 3,758 and 411,593, respectively, from the calculation of earnings (loss) per share since their effect would be anti-dilutive.

NOTE S —	GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS

As a result of the Company’s recent divestitures of business units, in the fourth quarter of 2008, the Company has realigned its operating segments based on senior management’s evaluation of the business and in accordance with SFAS No. 131 Disclosure about Segments of an Enterprise and Related Information. The new segments are Mecar and Mecar USA. Allied’s management believes these two business units are two distinctive segments because they have their own management teams, different capital requirements, and different marketing approaches. As required under SFAS No. 131, the Company has restated all prior period segment information to be consistent with the 2008 segment reporting.

Mecar mainly develops and manufactures its proprietary ammunition and has some smaller portion of its revenue based on service type activities such as selling ammunition manufactured by other parties, consulting on the development of manufacturing facilities, and providing sales representation to weapon systems manufacturers.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mecar USA, on the other hand, has a revenue base that is largely made up of more service type activities with a much smaller portion of its revenue based on manufacturing.

Allied, the parent Company, provides management and other services to its subsidiaries and has no operating activities. Significant intercompany transactions have been eliminated in consolidation. The segment profit (loss) before provision for income taxes includes all revenue and expenses at the subsidiary level excluding any corporate fees passed to the subsidiary in the form of management fees. Corporate includes all expenses of the Corporate office and foreign holding companies before an allocation of management fees to the subsidiaries.

The Company’s foreign operations are conducted by Mecar.

	2008	2007

Revenues from external customers
Mecar SA	$112,192	$37,822
Mecar USA	32,232	781

	$144,424	$38,603

Interest expense
Mecar SA	$4,834	$2,820
Mecar USA	1	—
Corporate	1,568	8,058

	$6,403	$10,878

Interest income
Mecar SA	$380	$410
Mecar USA	2	2
Corporate	352	291

	$734	$703

Income tax expense (benefit)
Mecar SA	$—	$(1)
Mecar USA	—	—
Corporate	214	1

	$214	$—

Depreciation and amortization
Mecar SA	$4,698	$4,400
Mecar USA	146	144
Corporate	303	384

	$5,147	$4,928

Segment earnings (loss) from continuing operations before taxes
Mecar SA	$(811)	$(16,178)
Mecar USA	946	(571)
Corporate	(10,897)	(26,405)

	$(10,762)	$(43,154)

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007

Segment assets
Mecar SA	$86,161	$101,802
Mecar USA	9,324	3,562
Corporate	8,214	54,887

	$103,699	$160,251

Capital expenditure for segment assets
Mecar SA	$1,657	$1,170
Mecar USA	135	543
Corporate	11	8

	$1,803	$1,721

Amounts Net of intersegment receivables.

The following geographic area data includes trade revenues based on customer location and assets based on physical location.

	Geographic Segment Data
	2008	2007

Revenues from external customers(A)
Saudi Arabia	$75,905	$20,176
United States	16,982	1,959
Morocco	16,522	—
Georgia	15,676	—
Kuwait	8,535	5,070
Venezuela	—	3,369
Nigeria	—	2,652
Bahrain	2,505	—
Qatar	227	2,586
Belgium	1,896	1,423
Indonesia	2,618	855
Ireland	2,655	312
Other Foreign Countries	903	201

	$144,424	$38,603

(A)	Revenues are attributed to countries based on location of customers

	Geographic Segment Data
	2008	2007

Segment assets
Belgium	$86,944	$115,297
United Kingdom	—	18
United States(1)	16,755	44,936

	$103,699	$160,251

(1)	Net of inter-segment receivables and investments.

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2008	2007

Property and equipment
Belgium	$16,811	$20,609
United States	2,714	3,438

	$19,525	$24,047

NOTE T —	QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$26,795	$40,322	$49,247	$28,060	$144,424
Gross margin	5,807	6,838	6,396	1,414	20,455
Loss from continuing operations, net of tax	(2,678)	(673)	(3,308)	(4,317)	(10,976)
Income (loss) from discontinued operations, net of tax	(617)	1,579	(2,912)	2,484	534
Net loss	(3,295)	906	(6,220)	(1,833)	(10,442)
Basic and diluted earnings (loss) per share:
Net loss from continuing operations	$(0.33)	$(0.08)	$(0.41)	$(0.53)	$(1.36)
Net earnings (loss) from discontinued operations	(0.08)	0.20	(0.36)	0.31	0.07

Total net earnings (loss) per share	$(0.41)	$0.12	$(0.77)	$(0.22)	$(1.29)

	First	Second	Third	Fourth
2007	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$5,204	$1,347	$10,193	$21,859	$38,603
Gross margin (loss)	(3,102)	(5,876)	424	5,912	(2,642)
Loss from continuing operations, net of tax	(14,395)	(22,240)	(5,681)	(838)	(43,154)
Income (loss) from discontinued operations, net of tax	(3,459)	(1,915)	27,964	(714)	21,876
Net earnings (loss)	(17,854)	(24,155)	22,283	(1,552)	(21,278)
Basic and diluted earnings (loss) per share:
Net loss from continuing operations	$(2.23)	$(3.39)	$(0.72)	$(0.10)	$(5.96)
Net earnings (loss) from discontinued operations	(0.53)	(0.29)	3.54	(0.09)	3.02

Total net earnings (loss) per share	$(2.76)	$(3.68)	$2.82	$(0.19)	$(2.94)

NOTE U —	OFF-BALANCE SHEET TRANSACTION

In 2005, the Company and the Marshall Economic Development Corporation (MEDCO) entered into an agreement under which MEDCO agreed to provide funds for the build out of the initial Mecar USA facilities. MEDCO is a state funded organization chartered to assist in the creation of manufacturing jobs in the Marshall, Texas area by facilitating the construction of roads and buildings for companies willing to locate manufacturing facilities in the local area. As part of the incentive package, MEDCO contributed $500 to Mecar USA toward the

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

construction of facilities (used predominately for the installation of roads and utilities) and $1,650 worth of land to house these facilities. The Company provided $640 towards the construction of the initial buildings which was capitalized and is being amortized as an asset over the term of the lease. The agreement between the Company and MEDCO calls for a ten year lease, commencing October 1, 2004 at a total lease cost of $1 (one dollar) with a buyout option for the building and land at the end of the lease provided certain hiring targets are achieved. If, at the end of the lease term, the Company has created at least 175 full time jobs at the Marshall facility (at Mecar USA and Titan), MEDCO will convey title to the land and the facilities for which they provided funding, to the Company without any additional payment by the Company. If at the end of the lease term the Company has continuously occupied and used the facilities but has not fully met the 175 job goal, the Company will have the option to purchase the land and facilities at a price to be computed based on the actual number of full time jobs created. The purchase price will be equal to 175 minus the actual number of full time jobs created as of October 2014 times $9,750 dollars. This agreement was amended on March 18, 2008 as part of the sale of Titan. The revised agreement reduced the job creation target from 175 to 37 in order for the Company to qualify for the buyout option. In addition, if this job target is not fully met, the revised agreement reduced the purchase price to be equal to 37 minus the actual number of full time jobs created as of October 2014 times $9,750 dollars.

NOTE V —	DISCONTINUED OPERATIONS

The Consolidated Financial Statements and related note disclosures reflect SeaSpace, The VSK Group, CMS Security Systems, Titan Dynamic Systems, Inc., Global Microwave Systems, Inc., and NS Microwave as “Long-Lived Assets to be Disposed of by Sale” for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, our results of operations for all periods presented have been reclassified to reflect SeaSpace, The VSK Group, CMS Security Systems, Titan Dynamic Systems, Inc., Global Microwave Systems, Inc. and NS Microwave as discontinued operations in the consolidated statement of operations and the assets and liabilities of such entities have been reclassified as held for sale in the consolidated balance sheets for all periods presented.

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

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Global Microwave Systems, Inc.

On August 14, 2008, the Company committed to a formal plan to sell GMS, which has been previously reported in the Electronic Security segment. On August 19, 2008, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of GMS for $26,000 subject to a final working capital adjustment to be determined following closing. The transaction closed on October 1, 2008 and generated net proceeds of $20,543. The sales price was adjusted for disposal costs which included a working capital adjustment of $600, funds held in escrow of $2,500, investment banking and legal fees of $943 and management retention and incentive plans of $1,415. The Asset Purchase Agreement requires a total of $2,500 be held in escrow to provide for certain indemnifications as stated for in the Asset Purchase Agreement. At this time, the Company is not certain of all contingencies that will be identified and whether it will be able to receive any portion of the $2,500 balance. The Asset Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale of any and all liabilities, losses,

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

claims, damages, diminution of value or other costs and expenses paid by the buyer arising out any breach or inaccuracy of any representations or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Accordingly, such amount has not been included in the determination of the gain on sale. If these potential contingencies are resolved in favor of the Company, the additional consideration received will increase the Company’s gain on the sale of GMS. On October 1, 2008, the Company recorded a gain of approximately $2,638, net of tax of $294 as a result of this transaction.

In accordance with the terms of the Asset Purchase Agreement, the Company was required to repay the outstanding principal balance and any unpaid accrued interest due on a $6,700 loan entered into on November 1, 2005 to fund the acquisition of GMS. This loan had no significant covenants and was originally payable in installments over three years bearing interest at the rate of 7.5% per year payable quarterly. The outstanding principal balance of the loan was $3,350 at December 31, 2007. On October 1, 2008, the Company repaid the outstanding principal loan balance of $3,350 and unpaid accrued interest of $42.

NS Microwave Systems, Inc.

In the fourth quarter of 2008, the Company committed to a formal plan to sell NSM, which has been previously reported in the Electronic Security segment. The Company is in negotiations with prospective purchasers. Based on such negotiations and nonbinding offers received during the third quarter of 2008, the Company recorded a goodwill impairment of $3,495 in the third quarter of 2008 to write down NSM’s assets to estimated fair value less costs to sell.

The Immigration and Customs Enforcement (ICE) branch of the U.S. Department of Homeland Security and the U.S. Attorney’s Office in San Diego, California, are investigating possible violations of U.S. export laws by NSM. The Company and NSM are cooperating fully in their investigation of these matters. The Company is currently conducting an internal investigation, led by its counsel, and expects a resolution to this internal review within three to six months. As of December 31, 2008, the Company continues to believe that NSM’s assets are recorded at management’s best estimation of its fair value less costs to sell.

At December 31, 2008 and 2007, there were no assets and liabilities held for sale for The VSK Group, SeaSpace or CMS as The VSK Group and SeaSpace transactions had been completed and CMS was fully written off in the quarter ended September 30, 2007. Titan and GMS transactions had been completed in 2008. The following is a summary of assets and liabilities classified as held for sale at December 31, 2008 and 2007, respectively:

	December 31,
	2008	December 31, 2007
	NSM	NSM	GMS	Titan	Total

Cash	$386	$99	$—	$74	$173
Accounts receivable, net	2,001	2,449	2,375	714	5,538
Inventories, net	1,107	1,078	2,678	2,219	5,975
Other assets	980	4,722	14,525	1,592	20,839

Assets held for sale	$4,474	$8,348	$19,578	$4,599	$32,525

Accounts payable	$408	$815	$437	$883	$2,135
Accrued liabilities	500	516	90	241	847
Customer deposits	382	169	—	922	1,091
Other liabilities	26	74	3,252	5	3,331

Liabilities held for sale	$1,316	$1,574	$3,779	$2,051	$7,404

The Allied Defense Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following discloses the results of discontinued operations for the year ended December 31, 2008 for Titan, GMS and NSM:

	For The Year Ended December 31, 2008
	Titan	GMS	NSM	Total

Revenues	$668	$10,083	$6,979	$17,730
Income (loss) before taxes	(140)	2,215	(4,289)	(2,214)
Income (loss), net of tax	(140)	2,214	(4,290)	(2,216)
Gain on sale of subsidiaries, net of tax	113	2,637	—	2,750

Discontinued operations, net of tax	$(27)	$4,851	$(4,290)	$534

The following discloses the results of discontinued operations for the year ended December 31, 2007:

	For The Year Ended December 31, 2007
		CMS Security
	The VSK Group	Systems	SeaSpace	Titan	GMS	NSM	Total

Revenues	$23,162	$149	$2,947	$5,107	$9,945	$7,070	$48,380
Income (loss) before taxes	3,361	(950)	(4,312)	(3,660)	1,737	(2,481)	(6,305)
Income (loss), net of tax	2,237	(950)	(4,313)	(3,665)	1,736	(2,483)	(7,438)
Gain on sale of subsidiaries, net of tax	29,314	—	—	—	—	—	29,314

Discontinued operations, net of tax	$31,551	$(950)	$(4,313)	$(3,665)	$1,736	$(2,483)	$21,876

NOTE W —	SUBSEQUENT EVENTS

As of December 31, 2008, the principal outstanding balance of the Convertible Notes was $928. The Company used the remaining GMS proceeds, its existing cash balances, and cash generated from operations, as required, to repay the remaining principal outstanding balance of the Convertible Notes in full on January 19, 2009.

The Immigration and Customs Enforcement (ICE) branch of the U.S. Department of Homeland Security and the U.S. Attorney’s Office in San Diego, California, are investigating possible violations of U.S. export laws by NSM. See NOTE N — CONTINGENCIES AND COMMITMENTS for further information regarding this investigation. The Company and NSM are cooperating fully with in their investigation of this matter.

In March 2009, Mecar USA signed a commitment with a U.S. bank for a $10,000 working capital revolving credit and contract guidance facility. This new facility will provide $1,000 of revolving credit based upon an agreed upon borrowing base calculation and $9,000 of financing based on working capital requirements of specific sales contracts that the lender agrees to finance. Mecar USA’s credit facility will expire on June 30, 2010 and will pay interest at the rate of the 30-day London Interbank Offered Rate (LIBOR) plus an applicable margin. Today, that interest rate is +4.52% with the applicable margin equal to 4.0% per annum. This working capital financing should enable Mecar USA to perform on its $49,525 of backlog that was outstanding at December 31, 2008. The Company is working to close this facility in April 2009.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

The Allied Defense Group, Inc.
(Parent Company)

BALANCE SHEETS
December 31,

	2008	2007
	(Thousands of Dollars)

ASSETS
Cash and cash equivalents	$1,835	$5,528
Restricted cash	160	132
Investment in subsidiaries	49,891	54,895
Assets Held for Sale, net of liabilities	3,158	25,121
Other	961	1,710

Total assets	$56,005	$87,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$3,485	$4,026
Due to subsidiaries	16,174	17,814
Income tax	397	103
Deferred compensation	234	201
Long term debt, less unamortized discount	13	12
Derivative instrument	318	183
Senior convertible notes	933	19,392

Total liabilities	21,554	41,731

STOCKHOLDERS’ EQUITY
Common stock	808	801
Capital in excess of par value	55,912	55,355
Accumulated (deficit)	(38,351)	(27,909)
Accumulated other comprehensive income	16,082	17,408

Total stockholders’ equity	34,451	45,655

Total liabilities and stockholders’ equity	$56,005	$87,386

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

The Allied Defense Group, Inc.
(Parent Company)

STATEMENTS OF OPERATIONS
Years ended December 31,

	2008	2007
	(Thousands of dollars)

Income
Intercompany management fees	$2,705	$2,646
Interest income from subsidiaries	463	193
Other — net	125	178

	3,293	3,017
Costs and expenses
Administrative and other	11,382	21,182
Loss on fair value of Senior Notes and warrants	1,104	6,663

Loss before equity in operations of subsidiaries	(9,193)	(24,828)
Loss in continuing operations of subsidiaries, less dividends received	(1,783)	(18,325)

Loss from continuing operations before income taxes	(10,976)	(43,153)
Income taxes	—	1
Equity from discontinued operations	534	21,876

NET LOSS	$(10,442)	$(21,278)

Earnings (loss) per common share
Basic and diluted Net loss from continuing operations	$(1.36)	$(5.96)
Net earnings from discontinued operations	0.07	3.02

Total loss per share — basic and diluted	$(1.29)	$(2.94)

Weighted average number of common shares:
Basic and Diluted	8,045,239	7,244,983

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT — (Continued)

The Allied Defense Group, Inc.
(Parent Company)

STATEMENTS OF CASH FLOWS

	2008	2007
	(Thousands of Dollars)

Cash flows from operating activities
Net loss for the year	$(10,442)	$(21,278)
Gain on sale of subsidiaries	(2,750)	(29,314)
Discontinued Operations, net of tax	2,216	7,438

Loss from continuing operations	(10,976)	(43,154)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Equity in operations of subsidiaries	1,783	18,325
Impairment of long-lived assets	462	—
Depreciation and amortization	303	384
Loss on sale of fixed assets	—	3
Interest and penalties rolled into Notes	—	1,204
Amortization of debenture issue costs and conversion feature	—	3,742
Net loss related to fair value of notes and warrants	1,104	6,663
Common stock and stock option awards	408	1,229
Deferred director stock awards	92	(275)
Changes in assets and liabilities
Other assets	319	(112)
Due to subsidiaries	(346)	23,289
Accounts payable and accrued liabilities	(1,848)	1,248
Deferred compensation	33	15
Income taxes	—	1

Net cash (used in) provided by operating activities	(8,666)	12,562

Cash flows from investing activities
Capital expenditures	(11)	(8)
Equity infusions in subsidiaries	—	(1,766)
Proceeds from sale of subsidiaries	24,286	1,067

Net cash provided by (used in) investing activities	24,275	(707)

Cash flows from financing activities
Proceeds from issuance of long-term debt	—	15,376
Debt issue costs	—	(1,707)
Principal payments on long-term obligations	(19,428)	(20,816)
Repayment on capital lease obligations	(13)	(14)
Proceeds from employee stock purchase plan	92	308
Net cash transferred from discontinued operations	104	(3,350)
Retirement of stock	(29)	(14)
Restricted cash	(28)	(48)

Net cash used in financing activities	(19,302)	(10,265)

Net (decrease) increase in cash and equivalents	(3,693)	1,590
Cash and equivalents at beginning of year	5,528	3,938

Cash and equivalents at end of year	$1,835	$5,528

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$2,259	$3,363
Supplemental of Non-Cash Investing and Financing Activities:
Capital leases	$15	$2
Issuance of common stock in exchange of convertible notes	$—	$9,544
Interest and financing charges converted to debt principal	$—	$1,580
Conversion of notes	$—	$1,407

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

The Allied Defense Group, Inc.

Years ended December 31, 2008 and 2007

		Additions
	Balance at	Charged to	Charged			Balance
	Beginning	Costs and	to Other			at End of
Description	of Period	Expenses	Accounts	Deductions		Period
	(Thousands of Dollars)

Year ended December 31, 2008
Estimated losses on contracts	$1,902	$—	$—	$(128	)(1)	$1,774

Allowance for doubtful receivables	$634	$447	$—	$(43	)(2)	$1,038

Valuation allowance on inventory	$1,775	$1,144	$—	$(124)		$2,795

Valuation allowances on deferred tax assets	$43,486	$6,768	$—	$—	(3)	$50,254

Year ended December 31, 2007
Estimated losses on contracts	$222	$1,680	$—	$—	(1)	$1,902

Allowance for doubtful receivables	$351	$242	$41		$(2)	$634

Valuation allowance on inventory	$557	$1,153	$65	$—		$1,775

Valuation allowances on deferred tax assets	$33,324	$10,162	$—	$—	(3)	$43,486

(1)	Represents amount of reserve relieved through completion of contracts.

(2)	Represents write-off of receivables.

(3)	Represents amounts of valuation allowance relieved through use of deferred tax assets.

EXHIBIT INDEX

Number	Description of Exhibit	Page

10.24	Consolidated EBITDA	E-2
21	List of Subsidiaries	E-4
23	Consent of Independent Registered Public Accounting Firm	E-5
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 30, 2009	E-6
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 30, 2009	E-7
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated March 30, 2009	E-8

E-1