Form 10-Q
period 2009-03-31
ALLIED DEFENSE GROUP INC
filed 2009-05-15
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 31, 2009: 8,084,748.

THE ALLIED DEFENSE GROUP, INC.
INDEX

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	March 31,	December 31,
	2009	2008 (a)
ASSETS
Current Assets
Cash and cash equivalents	$1,888	$8,816
Restricted cash	17,540	9,666
Accounts receivable, net	23,261	12,646
Costs and accrued earnings on uncompleted contracts	29,046	21,999
Inventories, net	22,956	21,508
Contracts in progress	5,167	1,469
Prepaid and other current assets	3,915	3,137
Assets held for sale	4,555	4,474

Total current assets	108,328	83,715

Property, Plant and Equipment, net	17,714	19,525

Other Assets	424	459

TOTAL ASSETS	$126,466	$103,699

CURRENT LIABILITIES
Current maturities of senior secured convertible notes	$—	$933
Bank overdraft facility	5,089	381
Current maturities of long-term debt	2,871	2,659
Current maturities of foreign exchange contract	654	405
Accounts payable	16,440	14,536
Accrued liabilities	21,904	16,099
Customer deposits	32,021	16,731
Belgium social security	2,041	3,522
Income taxes	3,792	3,913
Liabilities held for sale	1,260	1,316

Total current liabilities	86,072	60,495

LONG TERM OBLIGATIONS
Long-term debt, less current maturities	5,826	6,681
Long-term foreign exchange contract, less current maturities	1,399	1,072
Derivative instrument	84	318
Other long-term liabilities	655	682

Total long-term obligations	7,964	8,753

TOTAL LIABILITIES	94,036	69,248

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 8,084,748 at March 31, 2009 and 8,079,509 at December 31, 2008	809	808
Capital in excess of par value	56,070	55,912
Accumulated deficit	(38,668)	(38,351)
Accumulated other comprehensive income	14,219	16,082

Total stockholders’ equity	32,430	34,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,466	$103,699

(a)	Condensed consolidated balance sheet as of December 31, 2008, has been derived from audited consolidated financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended March 31,
	2009	2008

Revenue	$31,548	$26,795

Cost and expenses
Cost of sales	26,718	20,988
Selling and administrative	4,212	4,973
Research and development	492	552

Operating income	126	282

Other income (expenses)
Interest income	35	158
Interest expense	(864)	(1,690)
Net gain (loss) on fair value of senior convertible notes and warrants	239	(1,233)
Loss from foreign exchange contracts	(662)	—
Other-net	(247)	(67)

	(1,499)	(2,832)

Loss from continuing operations before income taxes	(1,373)	(2,550)

Income tax expense	—	128

Loss from continuing operations	(1,373)	(2,678)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	946	113
Income (loss) from discontinued operations	110	(730)

Net income (loss) from discontinued operations	1,056	(617)

NET LOSS	$(317)	$(3,295)

Earnings (Loss) per share — basic and diluted:

Net loss from continuing operations	$(0.17)	$(0.33)
Net income (loss) from discontinued operations, net of tax	0.13	(0.08)

Total loss per share — basic and diluted	$(0.04)	$(0.41)

Weighted average number of common shares:

Basic and Diluted	8,079,972	8,013,156
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Unaudited)
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital in		Other	Total
	stock, no		$.10 Par	Excess of	Accumulated	Comprehensive	Stockholders’
	Par Value	Shares	value	Par value	(Deficit)	Income	Equity

Balance at January 1, 2008	$—	8,013,161	$801	$55,355	$(27,909)	$17,408	$45,655
Common stock awards	—	52,395	5	322	—	—	327
Retired stocks	—	(4,402)	—	(29)	—	—	(29)
Employee stock purchase plan purchases	—	18,355	2	107	—	—	109
Issue of stock options	—	—	—	65	—	—	65
Directors’ deferred stock compensation	—	—	—	92	—	—	92
Comprehensive loss:
Net loss for the year ended	—				(10,442)		(10,442)
Currency translation adjustment	—	—	—	—	—	(1,326)	(1,326)

Total comprehensive loss							(11,768)

Balance at December 31, 2008	$—	8,079,509	$808	$55,912	$(38,351)	$16,082	$34,451
Common stock awards	—	—	—	96	—	—	96
Employee stock purchase plan purchases	—	5,239	1	20	—	—	21
Issue of stock options	—	—	—	12	—	—	12
Directors’ deferred stock compensation	—	—	—	30	—	—	30
Comprehensive loss:
Net loss for the three months ended	—	—	—	—	(317)	—	(317)
Currency translation adjustment	—	—	—	—	—	(1,863)	(1,863)

Total comprehensive loss							(2,180)

Balance at March 31, 2009	$—	8,084,748	$809	$56,070	$(38,668)	$14,219	$32,430

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(317)	$(3,295)
Less: Gain on sale of subsidiaries	(946)	(113)
Discontinued operations, net of tax	(110)	730

Loss from continuing operations	(1,373)	(2,678)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	1,016	1,341
Unrealized loss on forward contracts	662	—
Loss on sale of fixed assets	—	231
Net (gain) loss related to fair value of notes and warrants	(239)	1,233
Provision for estimated losses on contracts	250	(97)
Provision for warranty reserves, uncollectible accounts and inventory obsolescence	344	141
Common stock and stock option awards	111	119
Deferred director stock awards	30	18
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses
Restricted cash	(8,386)	19
Accounts receivable	(11,616)	1,026
Costs and accrued earnings on uncompleted contracts	(8,353)	(13,122)
Inventories	(2,925)	(2,823)
Contracts in progress	(3,698)	(1,469)
Prepaid and other current assets	113	845
Accounts payable and accrued liabilities	8,414	3,212
Customer deposits	16,167	(3,255)
Deferred compensation	1	13
Income taxes	—	128

Net cash used in operating activities — continuing operations	(9,482)	(15,118)

Net cash (used in) provided by operating activities — discontinued operations	(250)	609

Net cash used in operating activities	(9,732)	(14,509)

Cash flows from investing activities
Capital expenditures	(272)	(640)
Net proceeds from sale of subsidiaries	(646)	2,433

Net cash (used in) provided by investing activities — continuing operations	(918)	1,793

Net cash provided by investing activities — discontinued operations	—	3

Net cash (used in) provided by investing activities	(918)	1,796

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Three Months Ended March 31,
	2009	2008
Cash flows from financing activities
Net bank overdraft borrowings	4,418	8,770
Principal payments on long-term debt	(70)	—
Principal payments on senior convertible notes	(928)	—
Net of long-term debt and capital lease obligations	283	(277)
Net cash transferred to discontinued operations	(27)	(394)
Proceeds from employee stock purchases	18	49
Retirement of stock	—	(9)

Net cash provided by financing activities — continuing operations	3,694	8,139

Net cash provided by financing activities — discontinued operations	24	375

Net cash provided by financing activities	3,718	8,514

Net change in cash of discontinued operations	223	(83)

Effects of exchange rate on cash	(219)	802

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,928)	(3,480)

Cash and cash equivalents at beginning of period	8,816	21,651

Cash and cash equivalents at end of period	$1,888	$18,171

	2009	2008
Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$872	$1,275
Taxes	$4	$37
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Allied Defense Group Inc. (“Allied” or the “Company”), a Delaware corporation, is a multinational defense business focused on the manufacture and sale of ammunition and ammunition related products for use by the U.S. and foreign governments.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2008 Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.
It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K) for the period ending December 31, 2008.
As discussed in Note 17, the results of operations, financial position and cash flows of Titan Dynamics Systems, Inc. (Titan), News/Sports Microwave Rental, Inc. (NSM) and Global Microwave Systems, Inc. (GMS) have been reported as discontinued operations for all periods presented. Titan was sold in March 2008 and GMS was sold in October 2008. In the fourth quarter of 2008, the Company committed to a formal plan to divest NSM. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to the Company’s continuing operations.
Liquidity and Capital Resources
During the last few years, the Company faced liquidity challenges resulting mainly from a reduction of revenues and significant operating losses at Mecar. In addition, the Company’s liquidity was adversely affected by financing and restructuring costs. During that time, the Company implemented a plan to reduce the fixed operating cost base at Mecar and NSM. Corporate also engaged in cost-cutting measures and committed to a plan to divest non-core subsidiaries and repay its convertible notes and Mecar’s revolving cash line. Since 2007, the Company has divested four of its non-core subsidiaries and improved its operating results. The divestitures of The VSK Group and GMS have permitted the Company to repay most of its debt while the other divestitures eliminated smaller non-profitable subsidiaries. The Company fully repaid its convertible notes, with the last payment made in January 2009.
Mecar’s bank group has agreed to extend its credit facility for the issuance of performance bonds and advance payment guarantees. The proposed extension provides an initial performance bond and advance payment guarantee line of $59,997 (€45,425) and by August 31, 2009, the line would be reduced to $46,789 (€35,425). This reduction is in line with Mecar’s expected usage. After October 1, 2009, the banks will issue bonds on a case by case basis based on the continuing support of the entire bank group. This extension will expire on December 31, 2009. However, the banks currently have issued irrevocable performance bonds and advance payment guarantees, expiring after December 31, 2009, with a value that exceeds approximately $36,190 (€27,400). The Company continues to look for a longer term banking solution in Europe or a combined solution that would offer financing for the consolidated Company.
In March 2009, Mecar USA signed a commitment with a U.S. bank for a working capital credit facility. This facility was scheduled to close in April but did not close. As a result, Mecar USA has made arrangements to fund its immediate working capital requirements with its trade creditors and debtors. As such, price concessions were given to its largest customer and several of its vendors for product pricing which maybe adjusted for Mecar USA’s failure to make timely payments. To date, Mecar USA is uncertain of the amount of these price concessions but estimates a minimum $1,500 credit will be given to its customer. Mecar USA will continue to look for a working capital facility, although this interim financing solution should be adequate for its current backlog.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
The Company’s current backlog is $158,487. Current projections require the Company to continue to grow its working capital through the summer months of 2009 in order to perform on its significant backlog. To date, Mecar has augmented its working capital requirements by obtaining short-term trade financing with its bank group members, such as an extension of the bank overdraft line and discounted customer letters of credit. Mecar will continue to pursue such short-term financing arrangements, as it looks for a longer term bank credit facility. The Company believes the financial credit crisis in Europe continues to impact its ability to obtain long term financing for Mecar.
The Company’s current projections identify that cash will be restricted, as it has historically been in the past, in July and August; however, the Company has a list of actions to remediate these constraints. Upon execution of these actions, management is confident that the Company will be able to work through this period. This remediation action may require Mecar to discount receivables that may increase its financing costs, or may look to idle certain production operations in the summer. The Company is projected to generate cash in the third and fourth quarters of 2009.
At March 31, 2009, the Company had $1,888 in cash on hand. For the three months ended March 31, 2009, the continuing operations of the Company used $9,482 of cash from operating activities. This usage stems mainly from significant increases in working capital, particularly accounts receivable and restricted cash offset by an increase in customer deposits.
The Company has less than $300 of firm commitments for capital expenditures outstanding as of March 31, 2009.
Reclassifications
Certain prior period amounts have been reclassified to conform with the current period presentation. The Company reclassified certain subsidiaries to discontinued operations (See Note 17). Additionally, the Company reclassified certain prior period assets in the Consolidated Balance Sheets from Prepaid Assets to Contracts in Progress to conform to the current period’s presentation. These costs include recoverable costs for contracts in progress that have been incurred during the performance of a contract (See Note 5).
NOTE 2 — PRINCIPLES OF CONSOLIDATION
The unaudited condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries as follows:
•	ARC Europe, S.A. (“ARC Europe”), a Belgian company,

•	Allied Research Corporation Limited (“Limited”), an inactive United Kingdom company,

•	News/Sports Microwave Rental, Inc. (“NSM”), a California corporation (Discontinued Operation),

•	Mecar USA, Inc. (“Mecar USA”), a Delaware corporation,
ARC Europe includes its wholly-owned subsidiary Mecar S.A. (“Mecar”).
Prior to the fourth quarter of 2008, Allied had operated within two primary business segments, the Ammunition & Weapons Effects segment (“AWE”) and the Electronic Security (“ES”) segment. In order to focus on its core competency in ammunition and reduce its debt, the Company began divesting certain of its business units since 2007. In the fourth quarter of 2008, the Company committed to a formal plan to divest the last remaining business in the ES segment, News/Sports Microwave Rental, Inc. (“NSM”).

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
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

•
Mecar USA. Mecar USA purchases and resells ammunition and ammunition related products manufactured by others for the benefit of the U.S. government and foreign governments. Mecar USA substantially expanded this procurement business in 2008. Mecar USA also pursues manufacturing contracts from the U.S. Government and others for ammunition and pyrotechnics devices. Mecar USA became operational in late-2005 following the construction of a new facility in Marshall, Texas.

Allied, the parent company, provides oversight and corporate services to its subsidiaries and has no operating activities.
NOTE 3 — ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Accounts receivable at March 31, 2009 and December 31, 2008 are comprised as follows:

	March 31,	December 31,
	2009	2008

Direct and indirect receivables from governments	$20,495	$10,173
Commercial and other receivables	3,951	3,511

	24,446	13,684
Less: Allowance for doubtful receivables	(1,185)	(1,038)

	$23,261	$12,646

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
Costs and accrued earnings on uncompleted contracts totaled $29,046 and $21,999 at March 31, 2009 and December 31, 2008, respectively.
NOTE 4 — INVENTORIES
Inventories at March 31, 2009 and December 31, 2008 are comprised as follows:

	March 31,	December 31,
	2009	2008
Raw materials	$9,058	$10,714
Work in process	12,762	10,670
Finished goods	3,894	2,919

	25,714	24,303
Less: Reserve for obsolescence	(2,758)	(2,795)

	$22,956	$21,508

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
Inventories are stated at the lower of cost or net realizable value. Cost is determined principally by the weighted average cost method. Raw materials inventory represents materials and semi-finished components purchased but not yet allocated to specific contracts. Work in progress inventory represents inventory allocated to specific contracts less amounts expensed in conjunction with revenue recognized under the percentage of completion method. Finished goods inventory represents completed items which have not yet shipped and/or title for which has not transferred. The Company reviews its inventory periodically and estimates an allowance for obsolete, excess or slow-moving items. The inventory allowance is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional allowances may be required.
NOTE 5 — CONTRACTS IN PROGRESS
For contracts in progress, the Company capitalizes recoverable costs that have been incurred during performance of contracts at Mecar USA. These costs have been capitalized and recorded as a current asset which will be relieved and expensed along with the associated revenue recognized based on the terms of the specific contracts which is normally upon shipment. In the case of a partial shipment, a prorata percentage of contract costs are relieved in proportion to the revenue recognized. Contract costs consist primarily of prepayments made to suppliers, but also include other contract specific advances such as travel related expenditures and shipping costs. As of March 31, 2009 and December 31, 2008, the Company had recoverable costs of $5,167 and $1,469, respectively.
NOTE 6 — BANK CREDIT FACILITY
Mecar is obligated under an agreement (the Agreement), modified in April 2008, with its foreign banking syndicate that provides credit facilities of up to €45,625 (approximately $60,262) primarily for bank guarantees including performance bonds, letters of credit and similar instruments. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. The Agreement requires that Mecar maintain certain financial covenants. Mecar’s bank group has agreed to extend its credit facility for the issuance of performance bonds and advance payment guarantees. The extension provides an initial performance bond and advance payment guarantee line of €45,425 (approximately $59,997) and by August 31, 2009, the line would be reduced to €35,425 (approximately $46,789). This reduction is in line with Mecar’s expected usage. After October 1, 2009, the banks will issue bonds on a case by case basis based on the continuing support of the entire bank group. This extension will expire on December 31, 2009. The bank group has issued irrevocable performance bonds and advance payment guarantees that expire after December 31, 2009, with a value that exceeds €27,400 (approximately $36,190). The Company continues to look for a longer term banking solution in Europe or a combined solution that would offer financing for consolidated ADG.
Effective July 1, 2007, a local Belgian regional agency began providing guarantees up to 50% of Mecar’s credit requirements relative to performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. In April 2008, Mecar’s bank group received additional temporary local support from the agency to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008. These additional guarantees were extended until the end of September 2009 and allow Mecar to reduce its restricted cash requirements by €3,000 (approximately $3,962) until the end of September 2009.
As of March 31, 2009 and December 31, 2008, total guarantees and performance bonds of approximately $54,091 and $63,923, respectively, were outstanding. Advances for working capital provided for under the bank credit facility and notes payable, amounted to $5,449 and $670 at March 31, 2009 and December 31, 2008, respectively. Although the credit facility expired on December 31, 2008, Mecar has borrowed from the bank group in 2009 by discounting customer letters of credit and other short-term extension of credits. Performance bonds and advance payment guarantees under the Agreement are secured by restricted cash of approximately $17,290 and $9,416, at March 31, 2009 and December 31, 2008, respectively. Mecar is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement is used to provide these financial guarantees and places restrictions on certain cash deposits and other liens on Mecar’s assets. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of all of Mecar’s assets.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
NOTE 7 — LONG-TERM OBLIGATIONS
Long-term obligations as of March 31, 2009 and December 31, 2008 consist of the following:

	March 31,	December 31,
	2009	2008

Fair value of senior secured convertible notes	$—	$933
SOGEPA loan	7,925	8,458
Bank notes payable	360	289
Capital leases and other	412	593

Total long-term debt	8,697	10,273
Less: Current maturities	(2,871)	(3,592)

Long-term debt, less current maturities	$5,826	$6,681

Senior secured convertible notes. On June 19, 2007, the Company and four purchasers entered into an Amended and Restated Securities Purchase Agreement (the “Amendment Agreement”) to refinance the terms of the original transaction and to provide for the issuance of additional convertible notes totaling up to $15,376. The Company entered into the Amendment Agreement with each purchaser whereby the Company exchanged the Initial Notes in the principal amount of $30,000 and $1,204 of unpaid and accrued interest and penalties for Senior Secured Convertible Notes (the “Amended Notes”) in the principal amount of $27,204 and 1,288,000 shares of the Company’s common stock (“Exchange Transaction”). In addition, the Amendment Agreement provided for the issuance of an additional $15,376 of Senior Secured Convertible Notes (the “New Notes”).
The Company elected to carry both the Initial Notes and the Amended Notes (collectively, the “Notes”) at fair value under SFAS 155 Accounting for Certain Hybrid Instruments. The Company determined that the Notes are hybrid instruments that could be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The Company determined the fair value and the face value of the Notes at December 31, 2008 was $933 and $928, respectively. For the three months ended March 31, 2009, the Company recorded a net gain of $5, related to the change in calculated fair values of the Notes through the redemption date of January 19, 2009. For the three months ended March 31, 2008, the Company recorded a net loss of $1,192, related to the calculated fair values of the Notes at March 31, 2008.
As permitted by the provisions of the Notes, on October 10 through 14, 2008, the Company received notices from all four of its note holders requiring the Company to redeem all of the outstanding Notes at face value on December 26, 2008 and January 19, 2009. The Company redeemed $8,039 of the Notes on December 26, 2008 and the remaining $928 of the Notes on January 20, 2009. As of March 31, 2009, there was no outstanding balance due on the Notes.
Warrants
On March 6, 2006, in conjunction with the issuance of the Initial Notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with EITF 00-19, Accounting for Derivative Instruments Index to, and Potentially Settled in, a Company’s Own Stock, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as liabilities, presented as derivative instruments on the balance sheet, and are being recorded and carried at the fair value of the instrument. At March 31, 2009 and December 31, 2008, the Company determined the fair value of the warrants was $84 and $318, respectively. For the three months ended March 31, 2009 and 2008, the Company recorded a gain of $234 and a loss of $41, related to the calculated fair value adjustment of the warrants at March 31, 2009 and December 31, 2008, respectively.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
SOGEPA Loan. On December 20, 2007, Mecar entered into a €6,000 (approximately $7,925) loan agreement with the Société Wallonne de Gestion et de Participations (“SOGEPA”), a local Belgian regional agency to provide Mecar with additional working capital financing. The loan matures on December 20, 2012 and accrues interest at 4.95% per year. Quarterly interest payments are due during the first year of the loan, with quarterly principal and interest payments due thereafter. The loan is secured by a mortgage covering property owned by Mecar. As part of the loan, Mecar is required to maintain certain capital requirements as defined in the loan agreement. Mecar paid debt issue costs of $141 in connection with the loan which is being amortized over the term of the loan. The unamortized debt issue cost was $95 and $108 at March 31, 2009 and December 31, 2008, respectively. As a cash conservation measure, it was agreed in April 2009 to defer the first principal installment payment of $450 from March 2009 to October 2009. The Company evaluated the amendment pursuant to the terms of EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments and concluded that it did not meet the definition of a substantially different debt modification. Therefore, no gain or loss was recorded as a result of the modification. The outstanding balance due on the loan was $7,925 (€6,000) and $8,458 (€6,000) at March 31, 2009 and December 31, 2008, respectively.
Bank notes payable. At March 31, 2009 and December 31, 2008, Mecar borrowed $204 and $289, respectively, as a straight loan, within the current credit facility, from one of the banks in their banking facility. Proceeds were used to fund future retirement obligations. In addition, in February 2009, Mecar entered into a $160 (€121) loan agreement with one of the banks in their banking facility to purchase a telephone system. The loan matures on February 25, 2012 and accrues interest at 4.88% per year. The loan is secured by the assets acquired. The outstanding balance due on the loan was $156 at March 31, 2009.
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
NOTE 8 — DERIVATIVE FINANCIAL INSTRUMENTS
Effective January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. The adoption of SFAS No. 161 had no impact on our consolidated financial statements.
The Company uses foreign currency futures contracts to minimize the foreign currency exposures that arise from sales contracts with certain foreign customers and certain purchase commitments at Mecar. Under the terms of these sales contracts, the selling price and certain costs are payable in U.S. dollars rather than the Euro, which is Mecar’s functional currency. Foreign currency futures contracts represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date.
The Company has not designated the foreign currency futures contracts as hedging instruments under SFAS 133. As such, realized and unrealized (gains) losses from derivative contracts are reported in the income statement. As of March 31, 2009, the Company had liabilities totaling $2,053 representing the fair values of these foreign currency futures contracts. The Company classifies its foreign currency futures contracts as current or non-current based on the expiration date of such contracts. During the three months ended March 31, 2009, the Company recognized a net loss of $662 in connection with its foreign currency futures contracts.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
The following table presents the Company’s derivative liabilities at March 31, 2009:

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency futures contracts	Current maturities of foreign exchange contracts	$654
Foreign currency futures contracts	Long-term foreign exchange contracts, less current maturities	1,399

Total derivatives not designated as hedging instruments under SFAS No. 133		$2,053

The following table presents the location and amount of losses from derivatives reported in the consolidated statement statements of operations for the three months ended March 31, 2009:

		Amount of Loss
	Statements of Operations Location	Recognized
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency futures contracts	Loss from foreign exchange contracts	$662

For more information on the fair value of these derivative instruments, see Note 9.
NOTE 9 — FAIR VALUE MEASUREMENTS
Effective January 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. The Company adopted SFAS No. 157 effective January 1, 2008 and adopted the provisions of FSP 157-2 relating to nonfinancial assets and liabilities effective January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 did not have a significant impact on our financial position or results of operations.
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at March 31, 2009 and December 31, 2008:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
March 31, 2009	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Derivative instrument	$—	$84	—	$84
Foreign exchange contract	—	2,053	—	2,053

	$—	$2,137	$—	$2,137

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets or Liabilities	Observable Inputs	Unobservable Inputs
December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Senior secured convertible notes	$—	$933	$—	$933
Derivative instrument	—	318	—	318
Foreign exchange contract	—	1,477	—	1,477

	$—	$2,728	$—	$2,728

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
NOTE 10 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share excludes potential common shares and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share excludes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is anti-dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2009 and 2008, respectively:

	Three Months Ended March 31,
	2009	2008

Net loss from continuing operations	$(1,373)	$(2,678)
Net earnings (loss) from discontinued operations	1,056	(617)

Net loss	$(317)	$(3,295)

Weighted average number of basic and diluted shares	8,079,972	8,013,156

Basic and diluted net loss per share from continuing operations	$(0.17)	$(0.33)
Basic and diluted net earnings (loss) per share from discontinued operations	0.13	(0.08)

Total	$(0.04)	$(0.41)

For the three months ended March 31, 2009, the Company has excluded stock options and warrants of 2,786 and 411,593 shares, respectively, from the calculation of earnings (loss) per share since their effect would be anti-dilutive. For the three months ended March 31, 2008, the Company had excluded convertible notes and warrants of 2,177,176 and 411,593, respectively, from the calculation of earnings (loss) per share since their effect would be anti-dilutive.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
NOTE 11 — COMPREHENSIVE LOSS
A summary of the components of Comprehensive Loss for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008

Net loss	$(317)	$(3,295)
Currency Translation Adjustment	(1,863)	2,474

Comprehensive loss	$(2,180)	$(821)

The currency translation adjustment for the three months ended March 31, 2009 and 2008 resulted from the change in the value of the Euro during the respective periods.
NOTE 12 — OTHER — NET
Other income (expense) included in the Company’s consolidated statements of operations at March 31 is comprised of the following:

	Three Months Ended March 31,
	2009	2008

Net currency transaction losses	$(301)	$(69)
Miscellaneous — net	54	2

	$(247)	$(67)

Miscellaneous — net includes income received from various sources such as subsidies, penalties, non deductible value added taxes, sublease rent and sale of materials.
NOTE 13 — SHARE- BASED COMPENSATION
Total share-based compensation was $141 (including outside directors compensation of $108) and $182 (including outside directors compensation of $63) for the three months ended March 31, 2009 and 2008, respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
During the three months ended March 31, 2009 and 2008, the Company granted options to purchase 100,000 shares and 20,000 shares of its common stock, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the date of grant were $1.21 and $2.67 at March 31, 2009 and 2008, respectively. The weighted average assumptions used in the model for the three months ended March 31, 2009 and 2008 were as follows:

	March 31,
	2009	2008
Risk free interest rate	0.80%	1.53%
Expected volatility rate	70.71%	92.11%
Expected lives — years	1	1
Divided yield	—	—
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
NOTE 14 — INDUSTRY SEGMENTS

	Three Months Ended March 31,
	2009	2008

Revenues from external customers
Mecar SA	$26,742	$25,687
Mecar USA	4,806	1,108

	$31,548	$26,795

Segment earnings (loss) from continuing operations before taxes
Mecar SA	$(172)	$1,347
Mecar USA	6	(70)
Corporate	(1,207)	(3,827)

	$(1,373)	$(2,550)

The segment profit (loss) before provision for income taxes includes all revenue and expenses at the subsidiary level excluding any corporate fees passed to the subsidiary in the form of management fees. Corporate includes all expenses of the Corporate office and foreign holding companies before an allocation of management fees to the subsidiaries.

	March 31,	December 31,
	2009	2008
Segment assets
Mecar SA	$106,453	$86,161
Mecar USA	12,398	9,324
Corporate	7,615	8,214

	$126,466	$103,699

The segment assets exclude any intersegment receivables and payables.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
NOTE 15 — PROVISION FOR TAXES
As required under Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year 2009 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2009 and 2008. For the three months ended March 31, 2009, the Company’s consolidated annualized effective tax rate was 0%. For the three months ended March 31, 2008, the Company’s consolidated annualized effective tax rate was 5% for the period.
As of March 31, 2009 and December 31, 2008, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For each of the three months ended March 31, 2009 and 2008, there was no interest or penalties recorded or included in tax expense.
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
Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with SFAS No. 109 Accounting for Income Taxes. The Company will continue to periodically review the adequacy of the tax valuation allowance and may, at some point in the future based on continued profit, reverse the tax valuation allowance. At December 31, 2008, the Company had US net operating loss carryforwards of $18,937, which will begin to expire in 2026 and foreign NOLs of approximately $77,479, which may be carried forward indefinitely. The Company had foreign tax credits and alternative minimum tax credits of approximately $13,770 and $458, respectively, at December 31, 2008. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credit does not expire.
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
In January 2009, the Company amended its agreement with Houlihan Lokey Howard & Zukin Capital, Inc. (“Houlihan Lokey”), the Company’s investment banking advisor. Among other changes, the amended agreement outlines terms for payment of a “success fee” for investment banking services provided since April 2007. This fee will be based on the aggregate sales proceeds received from sales of all Company subsidiaries and assets as well as the fair value of any such assets which are not sold.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
The Immigration and Customs Enforcement (ICE) branch of the U.S. Department of Homeland Security and the U.S. Attorney’s Office in San Diego, California, are investigating possible violations of U.S. export laws by NSM. The Company and NSM are cooperating fully in their investigation of these matters. The Company is currently conducting an internal investigation, led by its counsel, and expects a resolution to this internal review within three to six months. As this investigation is in its preliminary stages and the Company is uncertain of its outcome, no amount relating to this matter has been accrued as of March 31, 2009.
Indemnification provisions
On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,541 in net proceeds. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. Theses indemnification provisions have been capped at $1,000. At March 31, 2009, no amount has been accrued related to this indemnification as a liability is not deemed probable.
On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price adjustment to be determined following closing. On September 18, 2007, the Company completed the sale. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. An escrow amount of approximately $2,741 (€2,000) was established to satisfy any such claims. The terms of the escrow agreement provide that a portion of the remaining escrow balance in excess of $1,767 (€1,200) will be released on April 1, 2009 with the entire remaining balance released December 31, 2012. In March 2009, the Company received $1,057 (€800) in accordance with the terms of the escrow agreement which represents the escrow balance in excess of €1,200. At March 31, 2009, the Company has fully reserved the remaining $1,767 (€1,200) escrow balance as it is uncertain as to the nature and timing of potential future claims, if any. Total indemnification provisions have been capped at $7,365 (€5,000).
On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. The Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for losses, liabilities, damages or expenses arising for any breach of covenants, representation or warranties; income tax liabilities existing prior to closing; and violations of environmental laws. The indemnification amount can be as much as the purchase price for certain covenants but generally is capped at $950. At March 31, 2009, no amount has been accrued related to this indemnification as a liability is not deemed probable.
On August 14, 2008, the Company entered into an Asset Purchase Agreement to sell GMS for $26,000. The Asset Purchase Agreement requires a total of $2,500 be held in escrow to provide for certain indemnifications as stated for in the Asset Purchase Agreement. The Asset Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale of any and all liabilities, losses, claims, damages, diminution of value or other costs and expenses paid by the buyer arising out any breach or inaccuracy of any representations or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. The terms of the escrow agreement provide that the remaining escrow balance will be released on April 1, 2010. At March 31, 2009, the Company has fully reserved the escrow balance as it is uncertain as to the nature and timing of potential future claims, if any. Total indemnification provisions have been capped at $5,200.
In conjunction with the sale of GMS, and pursuant to the terms of employment agreements with GMS’s management team, the Company committed to pay $1,415 as a retention bonus. Of this total retention amount, approximately $753 was paid in October 2008 and April 2009 and the remainder is due in October 2009 in accordance with the terms of the respective employment agreements.
Tax Litigation
As part of its 2004 tax audit with the Belgian tax authorities, the Company recorded a liability of $3,094 and $3,302 at March 31, 2009 and December 31, 2008, respectively, related to tax due on unrealized/realized foreign currency gains as well as associated interest and penalties. The Company is currently negotiating in the Belgian tax court for a workable repayment arrangement to resolve the liability due.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Thousands of Dollars)
Social Security Litigation
As of March 31, 2009, Mecar repaid its entire past due Belgian social security amounts from 2007 with the exception of associated $231 accrued interest and penalties. In addition, Mecar accrued $1,810 for social security payments related to the first quarter of 2009. As of December 31, 2008, the Company had an accrual of $878 related to this 2007 past due amount which included associated interest and penalties of $583. An accrual of $2,644 for social security payments related to the fourth quarter of 2008 was also accrued at December 31, 2008. During the quarter ended March 31, 2009, Mecar paid approximately $3,073, which includes a foreign exchange gain of $218, in social security payments relating to both 2008 and 2007 accruals. Accordingly, total amounts outstanding for social security as of March 31, 2009 and December 31, 2008 were $2,041 and $3,522, respectively. Mecar agreed to a payment plan approved by the local authorities and expects to have repaid the entire past due balance in 2009.
NOTE 17 — DISCONTINUED OPERATIONS
The Consolidated Financial Statements and related note disclosures reflect Titan Dynamic Systems, Inc., Global Microwave Systems, Inc., and NS Microwave as “Long-Lived Assets to be Disposed of by Sale” for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, our results of operations for all periods presented have been reclassified to reflect Titan Dynamic Systems, Inc., Global Microwave Systems, Inc. and NS Microwave as discontinued operations in the consolidated statement of operations and the assets and liabilities of such entities have been reclassified as held for sale in the consolidated balance sheets for all periods presented.
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
Global Microwave Systems, Inc.
On August 14, 2008, the Company committed to a formal plan to sell GMS, which has been previously reported in the Electronic Security segment. On August 19, 2008, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of GMS for $26,000 subject to a final working capital adjustment to be determined following closing. The transaction closed on October 1, 2008 and generated net proceeds of $20,579. The sales price was adjusted for disposal costs which included a working capital adjustment of $600, funds held in escrow of $2,500, investment banking and legal fees of $943 and management retention and incentive plans of $1,378. The Asset Purchase Agreement requires a total of $2,500 be held in escrow to provide for certain indemnifications as stated for in the Asset Purchase Agreement. At this time, the Company is not certain of all contingencies that will be identified and whether it will be able to receive any portion of the $2,500 balance. The Asset Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale of any and all liabilities, losses, claims, damages, diminution of value or other costs and expenses paid by the buyer arising out any breach or inaccuracy of any representations or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Accordingly, such amount has not been included in the determination of the gain on sale. If these potential contingencies are resolved in favor of the Company, the additional consideration received will increase the Company’s gain on the sale of GMS. On October 1, 2008, the Company recorded a gain of approximately $2,638, net of tax of $ 294 as a result of this transaction. For the three months ended March 31, 2009, the Company recorded an additional $100 in income taxes associated with the sale.
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
March 31, 2009
(Thousands of Dollars)
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
The Immigration and Customs Enforcement (ICE) branch of the U.S. Department of Homeland Security and the U.S. Attorney’s Office in San Diego, California, are investigating possible violations of U.S. export laws by NSM. The Company and NSM are cooperating fully in their investigation of these matters. The Company is currently conducting an internal investigation, led by its counsel, and expects a resolution to this internal review within three to six months. As of March 31, 2009 and December 31, 2008, the Company continues to believe that NSM’s assets are recorded at management’s best estimation of its fair value less costs to sell.
At March 31, 2009 and December 31, 2008, there were no assets and liabilities held for sale for Titan and GMS as these transactions had been completed in 2008. The following was a summary of assets and liabilities classified as held for sale at March 31, 2009 and December 31, 2008, respectively:

	March 31,	December 31,
	2009	2008

Cash	$163	$386
Accounts receivable, net	1,550	1,312
Costs and accrued earnings on uncompleted contracts	776	689
Inventories, net	1,113	1,107
Other assets	953	980

Assets held for sale	$4,555	$4,474

Accounts payable	$392	$408
Accrued liabilities	518	500
Customer deposits	324	382
Other liabilities	26	26

Liabilities held for sale	$1,260	$1,316

The following discloses the results of discontinued operations for the three months ended March 31, 2009 and 2008 for Titan, GMS and NSM, respectively:

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
	NSM	Titan	GMS	NSM	Total

Revenue	$1,741	$668	$1,972	$1,334	$3,974
Income (loss) before taxes	110	(142)	(172)	(414)	(728)
Income (loss), net of tax	110	(142)	(173)	(415)	(730)

Discontinued operations, net of tax	$110	$(142)	$(173)	$(415)	$(730)

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2009
(Thousands of Dollars)
(Unaudited)
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
Prior to the fourth quarter of 2008, Allied had operated within two primary business segments, the Ammunition & Weapons Effects segment (“AWE”) and the Electronic Security (“ES”) segment. In order to focus on its core competency in ammunition and reduce its debt, the Company began divesting certain of its business units since 2007. Since 2007, Allied sold one business that had been in the AWE segment, Titan Dynamic Systems, Inc. (“Titan”) and divested Global Microwave Systems Inc. (“GMS”), which had been in the ES business units. In the fourth quarter of 2008, the Company committed to a formal plan to divest the last remaining business in the ES segment, News/Sports Microwave Rental, Inc. (“NSM”).
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

•
Mecar USA. Mecar USA purchases and resells ammunition and ammunition related products manufactured by others for the benefit of the U.S. government and foreign governments. Mecar USA substantially expanded this procurement business in 2008. Mecar USA also pursues manufacturing contracts from the U.S. Government and others for ammunition and pyrotechnics devices. Mecar USA became operational in late-2005 following the construction of a new facility in Marshall, Texas.

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
Liquidity and Capital Resources
During the last few years, the Company faced liquidity challenges resulting mainly from a reduction of revenues and significant operating losses at Mecar. In addition, the Company’s liquidity was adversely affected by financing and restructuring costs. During that time, the Company implemented a plan to reduce the fixed operating cost base at Mecar and NSM. Corporate also engaged in cost-cutting measures and committed to a plan to divest non-core subsidiaries and repay its convertible notes and Mecar’s revolving cash line. Since 2007, the Company has divested four of its non-core subsidiaries and improved its operating results. The divestitures of The VSK Group and GMS have permitted the Company to repay most of its debt while the other divestitures eliminated smaller non-profitable subsidiaries. The Company fully repaid its convertible notes, with the last payment made in January 2009.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2009
(Thousands of Dollars)
(Unaudited)
Mecar’s bank group has agreed to extend its credit facility for the issuance of performance bonds and advance payment guarantees. The extension provides an initial performance bond and advance payment guarantee line of $59,997 (€45,425) and by August 31, 2009, the line would be reduced to $46,789 (€35,425). This reduction is in line with Mecar’s expected usage. After October 1, 2009, the banks will issue bonds on a case by case basis based on the continuing support of the entire bank group. This extension will expire on December 31, 2009. However, the banks currently have issued irrevocable performance bonds and advance payment guarantees, expiring after December 31, 2009, with a value that exceeds approximately $36,190 (€27,400). The Company continues to look for a longer term banking solution in Europe or a combined solution that would offer financing for the consolidated Company.
In March 2009, Mecar USA signed a commitment with a U.S. bank for a working capital credit facility. This facility was scheduled to close in April but did not close. As a result, Mecar USA has made arrangements to fund its immediate working capital requirements with its trade creditors and debtors. As such, price concessions were given to its largest customer and several of its vendors for product pricing which maybe adjusted for Mecar USA’s failure to make timely payments. To date, Mecar USA is uncertain of the amount of these price concessions but estimates a minimum $1,500 credit will be given to its customer. Mecar USA will continue to look for a working capital facility, although this interim financing solution should be adequate for its current backlog.
The Company’s current backlog is $158,487. Current projections require the Company to continue to grow its working capital through the summer months of 2009 in order to perform on its significant backlog. To date, Mecar has augmented its working capital requirements by obtaining short-term trade financing with its bank group members, such as an extension of the bank overdraft line and discounted customer letters of credit. Mecar will continue to pursue such short-term financing arrangements, as it looks for a longer term bank credit facility. The Company believes the financial credit crisis in Europe continues to impact its ability to obtain long term financing for Mecar.
The Company’s current projections identify that cash will be restricted, as it has historically been in the past, in July and August; however, the Company has a list of actions to remediate those constraints. Upon execution of these actions, management is confident that the Company will be able to work through this period. The remediation action may require Mecar to discount receivables that may increase its financing costs, or may look to idle certain production operations in the summer. The Company is projected to generate cash in the third and fourth quarters of 2009.
At March 31, 2009, the Company had $1,888 in cash on hand. For the three months ended March 31, 2009, the continuing operations of the Company used $9,482 of cash from operating activities. This usage stems mainly from significant increases in working capital, particularly accounts receivable and restricted cash offset by an increase in customer deposits.
The Company has less than $300 of firm commitments for capital expenditures outstanding as of March 31, 2009.
Results of Operations
Allied had a net loss of $317 for the three months ended March 31, 2009 as compared to a net loss of $3,295 for the comparable period in 2008. Results for 2009 were benefited by $1,056 of income from discontinued operations as compared to a loss of $617 from discontinued operations in 2008.
The net loss from continuing operations before income taxes was $1,373 for the three months ended March 31, 2009 as compared to $2,550 for the comparable period in 2008. The 2009 results were favorably impacted by an increase in sales volume and reduced interest expense associated with the Company’s convertible notes. The 2009 net loss from continuing operations includes two significant non-cash items: losses relating to changes in fair value of its participating forward European currency contracts of $662 and a gain recognized from the change in the fair value of the notes and warrants of $239.
The Company’s results were significantly affected by the foreign exchange impact on the operations of the Company’s Euro-based business units. All Euro-based results of operations were converted at the average 2009 and 2008 exchange rates of 1.3080 and 1.4978, U.S. Dollar to 1 Euro, respectively.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2009
(Thousands of Dollars)
(Unaudited)
Revenue. The table below shows revenue by segment for the three months ended March 31, 2009 and 2008, respectively. Allied had revenue of $31,548 during the current period, which was 18% higher than its revenue in the same period of 2008.

	Revenue by Segment
	Three Months Ended March 31,
	2009		2008
		% of		% of
	Amount	total	Amount	total
Mecar	$26,742	85%	$25,687	96%
Mecar USA	4,806	15	1,108	4

Total	$31,548	100%	$26,795	100%

Mecar’s revenue for the three months ended March 31, 2009 increased by $1,055 (4%) from the prior period. Mecar continued to perform on the significant backlog of funded sales contracts it received in 2008.
For the three months ended March 31, 2009, Mecar USA’s revenue has increased by $3,698 from $1,108 in the prior period to $4,806 in the current period. The growth in revenue was associated with the expansion of Mecar USA’s ammunition service business. Since February 2008, Mecar USA has substantially grown its ammunition service related business by contracting to resell ammunition, manufactured by others, to U.S. and foreign governments.
Cost of Sales. Cost of sales, as a percentage of revenue, for the three months ended March 31, 2009, was 85% compared to 78% for the same period in 2008. Gross profit, as a percentage of revenues, was 15% and 22% for the three months ended March 31, 2009 and 2008, respectively. The table below shows cost of sales by segment for the three months ended March 31, 2009 and 2008, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Three Months Ended March 31,
	2009		2008
		% of		% of
		segment		segment
	Amount	revenue	Amount	revenue
Mecar	$22,233	83%	$19,989	78%
Mecar USA	4,485	93	999	90

Total	$26,718	85%	$20,988	78%

The decline of gross margin between two periods was due to higher sales activities at Mecar USA, a business that, in general, has lower margins than Mecar and a mix of lower margin contracts at Mecar in the current period.
On certain contracts to foreign governments, Mecar pays commissions to in-country agents. Mecar considers such costs to be directly attributable to its performance on the contract. In the current period, Mecar had a mix of higher commission contracts which resulted in lower profitability than in the three months ended March 31, 2008. Mecar’s gross profit for the three months ended March 31, 2009 was $4,509 (17% of segment revenue) as compared to gross profit of $5,698 (22% of segment revenue) for the three months ended March 31, 2008. Based on the current funded backlog and production plans in 2009, Mecar anticipates its gross margins to improve in the remaining three quarters of 2009.
For the three months ended March 31, 2009, gross profit for Mecar USA was $321 (7% of segment revenue) compared to gross profit of $109 (10% of segment revenue) in the prior comparable period. Mecar USA’s cost of sales for the three months ended March 31, 2009 increased $3,486 from the prior period levels of $999 at March 31, 2008. This increase in cost of sales and lower gross margin was associated with a low level of manufacturing activities in the current period which led to unabsorbed period costs. Gross margin associated with Mecar USA’s ammunition services business was consistent with the prior year. Mecar USA anticipates its gross margin will improve further in 2009, as its manufacturing requirements increase and it ships on the bulk of its backlog.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2009
(Thousands of Dollars)
(Unaudited)
Selling and Administrative Expenses. Selling and Administrative (SA) expenses as a percentage of revenue were 13% and 19% for the three months ended March 31, 2009 and 2008, respectively. The table below shows SA by segment for the three months ended March 31, 2009 and 2008, respectively.

	Selling and Administrative Expenses by Segment
	Three Months Ended March 31,
	2009		2008
		% of		% of
	Amount	total	Amount	total
Mecar	$2,434	58%	$2,616	53%
Mecar USA	332	8	178	3
Corporate	1,446	34	2,179	44

Total	$4,212	100%	$4,973	100%

The decrease of $182 at Mecar was mainly due to a lower level of spending in professional services for restructuring activities in the current period. In mid 2008 and early 2009, Mecar USA expanded its headcount to handle its increased operating activities. This expansion led to the $154 increase from the prior period levels. The decrease of $733 in Corporate segment resulted from reduced spending in staffing, legal and professional costs.
Research and Development. Research and development (R&D) costs decreased $60 or (11)% for the three months ended March 31, 2009 from 2008 levels. This reduction was attributable to overall reduced spending on R&D projects in the current period. The Company had less technical resources focused on R&D during the three months ended March 31, 2009 and more on the current sales contracts. All R&D expenses are incurred at Mecar where there is a full time staff of engineers available for projects.
Interest Income. Interest income for the three months ended March 31, 2009 decreased by $123 from 2008 levels of $158 to $35 in the current period. The decline in interest income was a result of having lower average cash levels in 2009 compared to 2008 and due to the decrease in overall interest rate between the two periods. In addition, the significant increase in the restricted cash balance from December 31, 2008 to March 31, 2009 did not occur until late in the current period.
Interest Expense. Interest expense for the three months ended March 31, 2009 was $864 as compared to prior period interest expense of $1,690. This decrease was mainly due to the full repayment of the Company’s outstanding convertible notes in January 2009. Current period results mainly represent interest expenses at Mecar associated with expansion of the performance bond and advance payment guarantee facility, including new issues of performance bonds and advance payment guarantees at Mecar.
Net Gain (Loss) on fair value of the senior convertible notes and warrants. For the three months ended March 31, 2009, the Company recognized a net gain of $239 related to the fair value of the notes and warrants as compared to a net loss of $1,233 related to the fair value of the notes and warrants for the comparable period in 2008. Changes in the fair value of the notes and warrants are due primarily to the change in the Company’s closing stock price, the volatility of the Company’s stock price during the period, the redemption features of the notes relative to the Company’s announced subsidiary asset sales and the outstanding principal balance at any point in time. On March 31, 2009, the Company’s stock closed at $3.95 per common share as compared to $5.90 per common share on March 31, 2008. See Note 7 for a description of these instruments.
Loss from Foreign Exchange Contracts. For the three months ended March 31, 2009, the Company realized a loss of $662 associated with Mecar’s foreign currency transactions. This loss is attributed to unrealized losses from the change in fair value of its participating forward European currency contracts. Mecar has participating forward European currency contracts in place mainly for a significant U.S. Dollar denominated sales contract that spans over the next three years. At the signing of the sales contract Mecar entered into the forward currency contract to protect Mecar’s anticipated profitability on this contract. Subsequent to entering into the forward currency contract, the U.S. Dollar has gotten stronger, thereby yielding unrealized losses on an interim basis relative to the life of the forward contract.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2009
(Thousands of Dollars)
(Unaudited)
Other — Net. Other — net for the three months ended March 31, 2009 increased to a loss of $247 from a loss of $67 in the prior period. This change was due to an increase impact of foreign currency transactions at Mecar.
Pre-Tax Income (Loss)
The table below shows the pre-tax income (loss) by segment for the three months ended March 31, 2009 as compared to the same period in the prior year.

	Pre-Tax Income (Loss) by Segment
	Three Months Ended March 31,
	2009		2008
		% of		% of
		total		total
	Amount	revenue	Amount	revenue
Mecar	$(172)	—%	$1,347	6%
Mecar USA	6	—	(70)	(1)
Corporate	(1,207)	(4)	(3,827)	(15)

Total	$(1,373)	(4)%	$(2,550)	(10)%

Mecar incurred a pre-tax loss of $172 for the three months ended March 31, 2009 as compared to pre-tax income of $1,347 for the comparable period in 2008. The decline was associated with lower gross margins and a loss attributable to unrealized losses from the change in fair value of its participating forward European currency contracts in current period. For the three months ended March 31, 2009, Mecar USA had a pre-tax income of $6 as compared to a pre-tax loss of $70 for the comparable period in 2008 as a result of higher sales activities in the current period. Corporate had pre-tax loss of $1,207 for the three months ended March 31, 2009 as compared to a pre-tax loss of $3,827 for the comparable period in 2008. This improvement in the pre-tax loss was attributable to reduced administrative expenses associated with restructuring, legal and professional expense of $732, reduced interest expense in the current period of $446 and a gain recognized from the change in fair value of the notes and warrants for the three month period in 2009 of $239.
Income Taxes. The effective income tax rate for the three months ended March 31, 2009 and 2008 was 0% and 5%, respectively. The Company’s interim accounting for income taxes is in accordance with Financial Accounting Standard Board Interpretations Number 18, Accounting for Income Taxes in Interim periods.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2009
(Thousands of Dollars)
(Unaudited)
Net Income (Loss) from discontinued operations. Net income (loss) from discontinued operations consisted of gains on the sales of subsidiaries and the income (loss) from discontinued operations. The Company had income of $1,056 for the three months ended March 31, 2009 compared to a loss of $617 in the same comparable period of 2008. This increase was due to the partial recovered escrow balance in the amount of $1,046 (€800) in March 2009 from the sale of The VSK Group, offset by a loss recognized from additional income taxes of $100 recorded in March 2009 for the sale of GMS. The table below shows the net income (loss) from discontinued operations for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008
NSM	$110	$(415)
GMS	—	(173)
Titan	—	(142)

Income (loss) from discontinued operations	110	(730)
Gain on sale of subsidiaries, net of tax	946	113

Net income (loss) from discontinued operations	$1,056	$(617)

Income generated by NSM in the current period as compared to loss in the prior period resulted from increased revenue and reduced operating expenses associated with restructuring activities at NSM.
Net Income (Loss). The Company had net loss of $317 for the three months ended March 31, 2009 compared to a net loss of $3,295 in the same comparable period of 2008. This reduction in net loss was associated with a reduction in the loss from continuing operations to $1,373 as compared to $2,678 in the prior period. This reduction in the net loss from continuing operations resulted from reduced interest expense of $826 and a gain recognized from the change in the fair value of the notes and warrants at March 31, 2009 of $239 as compared to a fair value loss of $1,233 in the prior period, offset by increased foreign exchange losses, realized and unrealized, of $963 in the current period. In addition, the improvement in discontinued operations resulted an improved net loss in the current period. Discontinued operations had income of $1,056 in the current period as compared to a loss of $617 in the prior period. The significant fluctuation in the discontinued operations results stemmed from a gain of $946 associated with the recovery of escrow balance from the sale of The VSK Group and improved operating results associated with the discontinued operations.
Backlog. As of March 31, 2009, the Company’s firm committed backlog was $158,487 compared to $155,651 at March 31, 2008. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting, as applicable. The table below shows the backlog by segment at March 31, 2009 and 2008, respectively.

	Backlog by Segment
	2009		2008
	Amount	%	Amount	%
Mecar	$109,482	69%	$142,808	92%
Mecar USA	49,005	31	12,843	8

Total	$158,487	100%	$155,651	100%

In addition, the Company had unfunded backlog, which is subjected to an appropriation of governmental funds, of approximately $13,473 and $84,899 at March 31, 2009 and 2008, respectively. These are contracts or portions of contracts that do not have all of the appropriate approvals to be performed on. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog.
The decrease in March 31, 2009 backlog for Mecar was associated with the progress on the contracts received in 2008. Mecar continues to work on a receipt of new contracts or replacement contracts for the existing in progress contracts.
The improvement in Mecar USA’s backlog was driven principally by new procurement contracts of $37,000 for which the award was received in December 2008.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2009
(Thousands of Dollars)
(Unaudited)
Balance Sheet
The table below provides the summary consolidated balance sheets as of March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008

ASSETS
Cash, restricted and unrestricted	$19,428	$18,482
Accounts receivable, net	23,261	12,646
Costs and accrued earnings on uncompleted contracts	29,046	21,999
Inventories, net	22,956	21,508
Contracts in progress	5,167	1,469
Other current assets	8,470	7,611
Property, plant & equipment and other assets	18,138	19,984

TOTAL ASSETS	$126,466	$103,699

LIABILITIES
Bank overdraft facility	$5,089	$381
Accounts payable and accrued liabilities	40,385	34,157
Customer deposits	32,021	16,731
Other current liabilities	5,052	5,229
Senior convertible notes	—	933
Other long-term liabilities and debt	11,489	11,817

TOTAL LIABILITIES	94,036	69,248

STOCKHOLDERS’ EQUITY	32,430	34,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,466	$103,699

The Company’s March 31, 2009 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All Euro values were converted at March 31, 2009 and December 31, 2008 conversion ratios of $1.3208 and $1.4097, respectively.
Net working capital, which includes restricted cash, was $22,256 at March 31, 2009 as compared to $23,220 at December 31, 2008. This decrease in net working capital of $964 was primarily due to a lower level of cash balances from the repayment of outstanding notes, increased current maturities of long-term debt and increased bank overdraft balance, accrued liabilities and customer deposits at March 31, 2009 due to purchases made to support the increased revenue and backlog levels.
The cash balance, restricted and unrestricted, at March 31, 2009 was $19,428 as compared to $18,482 at December 31, 2008. Restricted cash balances were $17,540 and $9,666 at March 31, 2009 and December 31, 2008, respectively. The restricted cash balance consists mainly of Mecar’s customer deposits of which a portion has been restricted to secure bank issued advance payment guarantees and performance bonds. The increase of restricted cash balance from December 31, 2008 was associated with new advance payment guarantees that were opened in the current period matched with performance bonds from 2008 that are still outstanding. The unrestricted cash balances decreased by $6,928 to $1,888 at March 31, 2009 as compared $8,816 at December 31, 2008 as a result of increased usage in operating activities associated with sales contracts in progress at both Mecar and Mecar USA. At Mecar, the costs and accrued earnings on uncompleted contracts have grown from $21,999 at December 31, 2008 to $29,016 while Mecar USA’s contracts in progress have increased $3,698 from December 31, 2008’s level. Costs and accrued earnings on uncompleted contracts increased by $7,047 from the year ended December 31, 2008 primarily due to completion and shipment of large Mecar contracts in later half of 2008, thereby reducing the amount of unbilled contracts at the period ended December 31, 2008.
Accounts receivable at March 31, 2009 increased by $10,615 from December 31, 2008 primarily due to the higher billings at Mecar and Mecar USA.
Inventories levels are remained at a consistent level between the two periods, as Mecar has a base of inventory supplies it maintains that are used on most of its sales contracts as some point in the production process.
Other current assets increased to $8,470 at March 31, 2009 from $7,611 at December 31, 2008. This growth was mainly due to an increase in advance payments made to suppliers for contracts in progress.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2009
(Thousands of Dollars)
(Unaudited)
Property, plant & equipment and other assets decreased from $19,984 at December 31, 2008 to $18,138 at March 31, 2009. This decline was attributable to the three months of depreciation and amortization expense and a decline in the value of the Euro versus the U.S. dollar between two periods. Depreciation expense for the current period was $1,016 while capital expenditures were $272 in the current period.
The bank overdraft facility at March 31, 2009 increased by $4,708 from December 31, 2008 as a result of short-term financing Mecar received from a bank group member despite the maturity of the cash line at December 31, 2008. In 2009, Accounts payable and accrued liabilities, including accrual for Belgium social security, at March 31, 2009 increased by $6,228 from December 31, 2008 related to a setup of higher accrual for sales commission at Mecar and offering of short-term bills of exchange to one of the banks in their banking facility. Customer deposits increased by $15,290, primarily at Mecar, as a result of the new deposits collected from customers in the current period. In February 2009, Mecar received a significant customer deposit of approximately $11,887 (€9,000) for a contract that was in backlog at December 31, 2008. Other current liabilities remained consistent between the two periods ended March 31, 2009 and December 31, 2008.
As a result of the repayment of remaining outstanding principal of $928 in January 2009, the Company completely repaid its convertible notes. See Note 7 of the financial statements for a full description of the transactions.
Long-term debt and long-term liabilities decreased by $328 at March 31, 2009 from the December 31, 2008 level of $11,817. This decline was primarily attributable to the recognition of increased unrealized losses on the fair value of foreign exchange contracts of $576 by Mecar during the first quarter of 2009, offset by the scheduled principal payments in 2009 and the reduced fair value of the warrants in the current period.
Stockholders’ equity as of March 31, 2009 declined due to the net loss for the three month period in 2009. The decrease in stockholders’equity also resulted from a decline in the value of the Euro versus the U.S. dollar, which lowered accumulated other comprehensive income. The Euro depreciated by approximately 6% from December 31, 2008. Accumulated other comprehensive income dropped from $16,082 at December 31, 2008 to $14,219 at March 31, 2009.
Cash Flows
The table below provides the summary cash flow data for the periods presented.

	2008	2007

Net cash used in operating activities	$(9,732)	$(14,509)
Net cash (used in) provided by investing activities	(918)	1,796
Net cash provided by financing activities	3,718	8,514
Effects of exchange rate on cash	(219)	802
Operating Activities. The Company used $9,732 of cash in its operating activities during the three months ended March 31, 2009 as compared to $14,509 of cash used in its operating activities during the same period of 2008. The cash used in continuing operations was $9,482 in 2009 as compared to $15,118 in the prior comparable period.
The decline of cash used from continuing operations resulted from a lower net loss of $1,373 from continuing operations in 2009 as compared to a net loss of $2,678 from continuing operations in 2008 and lower net changes in operating assets and liabilities. The change in operating assets and liabilities resulted in $10,283 of cash use during the three month period of 2009 as compared to cash use of $15,426 in the prior comparable period. The most significant change in operating assets and liabilities in 2009 was from the higher customer deposits of $19,422 due to a collection of more deposits, the increase in accounts receivable of $12,642 due to a completion of certain contract work in 2009 and the higher amount of required restricted cash of $8,405. The increase in accounts payable and accrued liabilities also generated more cash of $5,202 in current period due to cash constraints. The fluctuation in cost and accrued earnings on contracts utilized cash of $8,353 in the three months ended March 31, 2009 as compared to cash use of $13,122 in the three months ended March 31, 2008 resulted from fewer contracts in process in the current period. The fluctuation in cost and accrued earnings on contracts resulted from the completion of contracts that were in progress in 2008 that were shipped and converted to accounts receivable. The Company used $2,925 in cash from the increase in inventories in 2009 as compared to $2,823 in 2008 as the current period’s inventory levels were maintained at prior period’s levels. Due to required increased prepayments and deposits to the suppliers for the contracts in progress in 2009, the Company utilized $3,698 of cash in the current period as compared to $1,469 of cash in the prior period. Cash paid for interest was $872 and $1,275 for the three months ended March 31, 2009 and 2008, respectively. Cash paid for income taxes was $4 and $37 for the three months ended March 31, 2009 and 2008, respectively, which included federal, international and state taxes.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2009
(Thousands of Dollars)
(Unaudited)
Investing Activities. The Company utilized $918 of cash from its investing activities during the three months ended March 31, 2009 compared to a generated cash of $1,796 during the same comparable period in 2008. The cash generated from the prior year stemmed from the one-time receipt of net proceeds of $2,433 from the disposition of Titan in 2008. Current period cash usage mainly resulted from the settlement of net proceeds of the sale of subsidiaries of $646 and capital expenditures of $272.
Financing Activities. The Company generated cash of $3,718 from its financing activities during the three months ended March 31, 2009 compared to a generated cash of $8,514 during the same comparable period in 2008. This negative impact in the current period was primarily related to repayment of remaining convertible notes of $928, offset by short-term borrowings at Mecar in the current period.
Effects of Exchange Rate. The Company used $219 of cash in current period compared to generating cash of $802 in the prior comparable period due to a decline of fluctuation in exchange rates between U.S. dollar and Euro between March 31, 2009 and 2008.
Allied. Corporate continues to fund its operations from management fees and dividends received from certain subsidiaries and proceeds of divestitures. Corporate plans to fund operations in 2009 from management fees and partial repayments of intercompany loans. In addition, in April 2009, Allied has collected funds held in escrow accounts related to the divestiture of The VSK Group. Mecar and Mecar USA are projected to operate without financing from Allied.
Mecar. Mecar continues to operate from internally generated cash and advances received from customers. On a short-term basis, Mecar has discounted a letter of credit and issued a bill of exchange to fund its current operations. The bank facility agreement provides a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The performance bond and advance payment guarantee line expires on December 31, 2009.
Mecar USA. Mecar USA continues to operate from cash generated from operations, although it is looking for working capital financing to support its growth plans.
Stock Repurchases. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2009 and does not anticipate repurchasing shares of its common stock during the remainder of 2009.
Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2009, the Company is not involved in any material unconsolidated SPE transactions.
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
March 31, 2009
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
A complete discussion of these policies is contained in our Form 10-K filed on March 31, 2009 with the Securities and Exchange Commission for the year ended December 31, 2008. There were no significant changes to the critical accounting policies discussed in the Company’s 10-K filed for December 31, 2008.
Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (SFAS No. 161). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 effective January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 effective January 1, 2008 and adopted the provisions of FSP 157-2 relating to nonfinancial assets and liabilities effective January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 did not have a significant impact on our financial position or results of operations.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2009
(Thousands of Dollars)
(Unaudited)
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
Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that due to a material weakness in inventory accounting, these disclosure controls and procedures were not effective as of March 31, 2009.
In our Annual Report on Form 10-K for the year ended December 31, 2008, management identified the following material weakness in the Company’s internal control over financial reporting: As of December 31, 2008, the Company’s Belgian subsidiary, Mecar, failed to maintain an accurate perpetual inventory record. The Company believes this failure resulted from the increased level of activity and inventory movements in the later half of 2008. Specifically, there was: (i) no formal review of certain changes to the perpetual inventory records, (ii) perpetual inventory records were not properly reconciled to the general ledger on a timely basis, (iii) results of the physical inventory count were not timely matched to the perpetual inventory records, and (iv) inventory balances were not sufficiently analytically reviewed.
During the three month period ended March 31, 2009, the Company implemented changes, as described below, related to the remediation of the material weakness in internal control over financial reporting with respect to inventory accounting. Management is continuing to monitor the effectiveness of those controls and will refine them, as needed, to ensure full remediation.
The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to its effectiveness. The remediation and ultimate resolution of our material weakness will be reviewed with the Audit Committee of our Board of Directors. To date, management has not concluded that the material weakness has been fully remediated. As such, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2009.
2. Changes in internal controls
In response to the material weakness in internal control over financial reporting described above, management, in the first quarter of 2009 and into the remainder of 2009, has or will have taken the following steps to remediate the above listed material weakness: (i) implementing accounting procedures to reconcile and monitor inventory balances each month, and report exceptions and trends in account balances; (ii) enhancing physical inventory count procedures to ensure more accurate physical counts; (iii) developing a periodic cycle count program; and (iv) extending internal audit procedures performed by a third party consultant to include the inventory cycle.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
Not required for a smaller reporting company.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

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

THE ALLIED DEFENSE GROUP, INC.
Date: May 15, 2009	/s/ Deborah F. Ricci
Deborah F. Ricci
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.