Form 10-Q
period 2009-06-30
ALLIED DEFENSE GROUP INC
filed 2009-08-14
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2009: 8,090,055.

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at June 30, 2009 and December 31, 2008	2

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008	3

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the six months ended June 30, 2009 and the year ended December 31, 2008	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

Exhibit 31.1
Exhibit 31.2
Exhibit 32

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	June 30,	December 31,
	2009	2008 (a)
ASSETS
Current Assets
Cash and cash equivalents	$1,710	$8,816
Restricted cash	14,272	9,666
Accounts receivable, net	14,403	12,646
Costs and accrued earnings on uncompleted contracts	31,104	21,999
Inventories, net	23,732	21,508
Contracts in progress	6,072	1,469
Prepaid and other current assets	5,516	3,137
Assets held for sale	2,712	4,474

Total current assets	99,521	83,715

Property, Plant and Equipment, net	18,031	19,525

Other Assets	502	459

TOTAL ASSETS	$118,054	$103,699

CURRENT LIABILITIES
Current maturities of senior secured convertible notes	$—	$933
Bank overdraft facility	221	381
Current maturities of long-term debt	7,079	2,659
Current maturities of foreign exchange contracts	293	405
Accounts payable	14,841	14,536
Accrued liabilities	18,324	16,099
Customer deposits	27,350	16,731
Belgium social security	2,075	3,522
Income taxes	3,709	3,913
Liabilities held for sale	987	1,316

Total current liabilities	74,879	60,495

LONG TERM OBLIGATIONS
Long-term debt, less current maturities	5,625	6,681
Long-term foreign exchange contracts, less current maturities	581	1,072
Derivative instrument	76	318
Other long-term liabilities	1,310	682

Total long-term obligations	7,592	8,753

TOTAL LIABILITIES	82,471	69,248

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 8,090,055 at June 30, 2009 and 8,079,509 at December 31, 2008	809	808
Capital in excess of par value	56,234	55,912
Accumulated deficit	(37,509)	(38,351)
Accumulated other comprehensive income	16,049	16,082

Total stockholders’ equity	35,583	34,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,054	$103,699

(a)	Condensed consolidated balance sheet as of December 31, 2008, has been derived from audited consolidated financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenue	$47,380	$40,322	$78,928	$67,117

Cost and expenses
Cost of sales	40,158	33,484	66,876	54,472
Selling and administrative	4,539	5,275	8,751	10,248
Research and development	580	580	1,072	1,132

Operating income	2,103	983	2,229	1,265

Other income (expenses)
Interest income	28	251	63	409
Interest expense	(1,040)	(2,351)	(1,904)	(4,041)
Net gain (loss) on fair value of senior convertible notes and warrants	8	706	247	(527)
Gain (loss) from foreign exchange contracts	1,231	(144)	569	(144)
Other-net	(556)	76	(803)	9

	(329)	(1,462)	(1,828)	(4,294)

Income (loss) from continuing operations before income taxes	1,774	(479)	401	(3,029)

Income tax (benefit) expense	(195)	194	(195)	322

Income (loss) from continuing operations	1,969	(673)	596	(3,351)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	865	—	1,811	113
Income (loss) from discontinued operations	(1,675)	1,579	(1,565)	849

Net income (loss) from discontinued operations	(810)	1,579	246	962

NET INCOME (LOSS)	$1,159	$906	$842	$(2,389)

Earnings (Loss) per share — basic:

Net earnings (loss) from continuing operations	$0.24	$(0.09)	$0.07	$(0.42)
Net earnings (loss) from discontinued operations	(0.10)	0.20	0.03	0.12

Total earnings (loss) per share — basic	$0.14	$0.11	$0.10	$(0.30)

Earnings (Loss) per share — diluted:

Net earnings (loss) from continuing operations	$0.24	$(0.09)	$0.07	$(0.42)
Net earnings (loss) from discontinued operations	(0.10)	0.20	0.03	0.12

Total earnings (loss) per share — diluted	$0.14	$0.11	$0.10	$(0.30)

Weighted average number of common shares:

Basic	8,085,207	8,021,755	8,082,402	8,017,418
Diluted	8,101,875	8,021,755	8,107,595	8,017,418
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital in		Other	Total
	stock, no		$.10 Par	Excess of	Accumulated	Comprehensive	Stockholders’
	Par Value	Shares	value	Par value	(Deficit)	Income	Equity

Balance at January 1, 2008	$—	8,013,161	$801	$55,355	$(27,909)	$17,408	$45,655
Common stock awards	—	52,395	5	322	—	—	327
Retired stocks	—	(4,402)	—	(29)	—	—	(29)
Employee stock purchase plan purchases	—	18,355	2	107	—	—	109
Issue of stock options	—	—	—	65	—	—	65
Directors’ deferred stock compensation	—	—	—	92	—	—	92
Comprehensive loss:
Net loss for the year ended	—	—	—	—	(10,442)	—	(10,442)
Currency translation adjustment	—	—	—	—	—	(1,326)	(1,326)

Total comprehensive loss							(11,768)

Balance at December 31, 2008	$—	8,079,509	$808	$55,912	$(38,351)	$16,082	$34,451
Common stock awards	—	—	—	187	—	—	187
Employee stock purchase plan purchases	—	10,546	1	43	—	—	44
Issue of stock options	—	—	—	32	—	—	32
Directors’ deferred stock compensation	—	—	—	60	—	—	60
Comprehensive income:
Net income for the six months ended	—	—	—	—	842	—	842
Currency translation adjustment	—	—	—	—	—	(33)	(33)

Total comprehensive income							809

Balance at June 30, 2009	$—	8,090,055	$809	$56,234	$(37,509)	$16,049	$35,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net Income (loss)	$842	$(2,389)
Less: Gain on sale of subsidiaries	(1,811)	(113)
Discontinued operations, net of tax	1,565	(849)

Income (Loss) from continuing operations	596	(3,351)
Adjustments to reconcile net income (loss) from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	2,069	2,702
Unrealized (gain) loss on forward contracts	(569)	144
Loss on sale of fixed assets	—	231
Net (gain) loss related to fair value of notes and warrants	(247)	527
Provision for estimated losses on contracts	17	43
Provision for warranty reserves, uncollectible accounts and inventory obsolescence	(194)	383
Common stock and stock option awards	226	178
Deferred director stock awards	60	36
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses
Restricted cash	(4,409)	5,132
Accounts receivable	(1,708)	(7,126)
Costs and accrued earnings on uncompleted contracts	(8,726)	(25,071)
Inventories	(2,155)	(5,559)
Contracts in progress	(4,603)	(2,575)
Prepaid and other current assets	(1,537)	(1,852)
Accounts payable and accrued liabilities	1,829	5,281
Customer deposits	10,260	8,736
Deferred compensation	598	26
Income taxes	(278)	321

Net cash used in operating activities — continuing operations	(8,771)	(21,794)

Net cash (used in) provided by operating activities — discontinued operations	(152)	1,822

Net cash used in operating activities	(8,923)	(19,972)

Cash flows from investing activities
Capital expenditures	(680)	(946)
Net proceeds from sale of subsidiaries	422	2,433

Net cash (used in) provided by investing activities — continuing operations	(258)	1,487

Net cash used in investing activities — discontinued operations	—	(59)

Net cash (used in) provided by investing activities	(258)	1,428

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Six Months Ended June 30,
	2009	2008

Cash flows from financing activities
Principal payments on senior convertible notes	$(928)	$(481)
Net borrowings (repayments) of debt and capital lease obligations	3,057	9,547
Net cash transferred to discontinued operations	(132)	1,581
Proceeds from employee stock purchases	37	65
Retirement of stock	—	(9)

Net cash provided by financing activities — continuing operations	2,034	10,703

Net cash provided by financing activities — discontinued operations	131	(1,621)

Net cash provided by financing activities	2,165	9,082

Net change in cash of discontinued operations	22	(142)

Effects of exchange rate on cash	(112)	735

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,106)	(8,869)

Cash and cash equivalents at beginning of period	8,816	21,651

Cash and cash equivalents at end of period	$1,710	$12,782

Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$1,644	$3,572
Taxes	$27	$52

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital leases	$22	$15
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.
It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K) for the period ending December 31, 2008.
As discussed in Note 17, the results of operations, financial position and cash flows of Titan Dynamics Systems, Inc. (Titan), News/Sports Microwave Rental, Inc. (NSM) and Global Microwave Systems, Inc. (GMS) have been reported as discontinued operations for all periods presented. Titan was sold in March 2008 and GMS was sold in October 2008. In the fourth quarter of 2008, the Company committed to a formal plan to divest NSM. NSM was successfully sold on August 7, 2009. See Note 18 — Subsequent Events for additional information on the sale. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to the Company’s continuing operations.
Liquidity and Capital Resources
During 2006 and 2007, the Company faced liquidity challenges resulting mainly from a reduction of revenues and significant operating losses at Mecar. In 2008, the Company’s liquidity was adversely affected by financing and restructuring costs. During the period of liquidity challenges, the Company:
•	Implemented a plan to reduce the fixed operating cost base at Mecar and NSM;
•	Engaged in cost-cutting measures at Corporate; and
•	Committed to a plan to divest non-core subsidiaries and repay its convertible notes and Mecar’s revolving cash line.
Since 2007, the Company has divested four of its non-core subsidiaries and improved its operating results. The divestitures of The VSK Group and GMS have permitted the Company to repay most of its debt while the other divestitures eliminated smaller non-profitable subsidiaries. The Company fully repaid its convertible notes, with the last payment made in January 2009.
Mecar’s ability to secure financing to issue performance bonds and advance payment guarantees is critical to perform on its long-term sales contracts. Mecar’s bank group has agreed to extend the credit facility for the issuance of performance bonds and advance payment guarantees. The extension provides an initial performance bond and advance payment guarantee line of $63,813 (€45,425) and by August 31, 2009, the line will be reduced to $49,765 (€35,425). This reduction is in line with Mecar’s expected usage. After October 1, 2009, the banks will issue bonds on a case by case basis based on the continuing support of the entire bank group. This extension will expire on December 31, 2009. However, the banks currently have issued irrevocable performance bonds and advance payment guarantees, expiring after December 31, 2009, with a value that exceeds approximately $38,492 (€27,400). The Company continues to look for a longer term banking solution in Europe or a combined solution that would offer financing for the consolidated Company. The Company believes it may be able to continue to issue performance bonds and advance payment guarantees without disruption to its business with certain bank group members.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Thousands of Dollars)
The Company also seeks additional working capital financing for its US operations to support continued growth at Mecar USA. To date, the Company has been unable to secure long-term financing on terms that are acceptable to the Company. In the interim, Mecar USA has made arrangements to fund its immediate working capital requirements with its trade creditors and customers. Mecar USA has adequate trade financing in place to execute its current backlog.
The Company’s current backlog is $117,931. To date, Mecar has augmented its working capital requirements by obtaining short-term trade financing with its bank group members, such as an extension of the bank overdraft line and discounted customer letters of credit. Mecar will continue to pursue such short-term financing arrangements, as it manages through peak working capital periods and as the Company looks for a longer term bank credit facility.
At June 30, 2009, the Company had $1,710 in cash on hand. For the six months ended June 30, 2009, continuing operations of the Company used $8,771 of cash from operating activities. This usage stems mainly from significant increases in working capital, particularly cash used for growth in costs and accrued earnings on uncompleted contracts at Mecar and contracts in progress at Mecar USA. The Company funded its working capital by discounting letters of credit and utilizing trade credit.
The Company has less than $843 of firm commitments for capital expenditures outstanding as of June 30, 2009.
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
NOTE 2 — PRINCIPLES OF CONSOLIDATION
The unaudited condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries as follows:
•	ARC Europe, S.A. (“ARC Europe”), a Belgian company,

•	Allied Research BV (“Limited”), an inactive Dutch company,

•	News/Sports Microwave Rental, Inc. (“NSM”), a California corporation (Discontinued Operation),

•	Mecar USA, Inc. (“Mecar USA”), a Delaware corporation,
ARC Europe includes its wholly-owned subsidiary Mecar S.A. (“Mecar”).
Prior to the fourth quarter of 2008, Allied had operated within two primary business segments, the Ammunition & Weapons Effects segment (“AWE”) and the Electronic Security (“ES”) segment. In order to focus on its core competency in ammunition and reduce its debt, the Company began divesting certain of its business units. In the fourth quarter of 2008, the Company committed to a formal plan to divest the last remaining business in the ES segment, News/Sports Microwave Rental, Inc. (“NSM”).

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
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

Allied, the parent company, provides oversight and corporate services to its subsidiaries and has no operating activities.
NOTE 3 — ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Accounts receivable at June 30, 2009 and December 31, 2008 are comprised as follows:

	June 30,	December 31,
	2009	2008

Direct and indirect receivables from governments	$11,325	$10,173
Commercial and other receivables	3,967	3,511

	15,292	13,684
Less: Allowance for doubtful receivables	(889)	(1,038)

	$14,403	$12,646

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
Costs and accrued earnings on uncompleted contracts totaled $31,104 and $21,999 at June 30, 2009 and December 31, 2008, respectively.
NOTE 4 — INVENTORIES
Inventories at June 30, 2009 and December 31, 2008 are comprised as follows:

	June 30,	December 31,
	2009	2008
Raw materials	$9,583	$10,714
Work in process	14,092	10,670
Finished goods	2,774	2,919

	26,449	24,303
Less: Reserve for obsolescence	(2,717)	(2,795)

	$23,732	$21,508

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Thousands of Dollars)
Inventories are stated at the lower of cost or net realizable value. Cost is determined principally by the weighted average cost method. Raw material inventory represents materials and semi-finished components purchased but not yet allocated to specific contracts. Work in progress inventory represents inventory allocated to specific contracts less amounts expensed in conjunction with revenue recognized under the percentage of completion method. Finished goods inventory represents completed items which have not yet shipped and/or title for which has not transferred to the customer. The Company reviews its inventory periodically and estimates an allowance for obsolete, excess or slow-moving items. The inventory allowance is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional allowances may be required.
NOTE 5 — CONTRACTS IN PROGRESS
For Contracts in Progress, the Company capitalizes recoverable costs that have been incurred during performance of contracts at Mecar USA. These costs have been capitalized and recorded as a current asset which will be relieved and expensed along with the associated revenue recognized based on the terms of the specific contract which is normally upon shipment. In the case of a partial shipment, a prorata percentage of contract costs are relieved in proportion to the revenue recognized. Contract costs consist primarily of prepayments made to suppliers, but also include other contract specific advances such as travel related expenditures and shipping costs. As of June 30, 2009 and December 31, 2008, the Company had recoverable costs of $6,072 and $1,469, respectively.
NOTE 6 — BANK CREDIT FACILITY
Mecar is obligated under an agreement (the Agreement) with its foreign banking syndicate that provides credit facilities of up to €45,625 (approximately $64,094) primarily for bank guarantees including performance bonds, letters of credit and similar instruments. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. The Agreement requires that Mecar maintain certain financial covenants. Mecar’s bank group has agreed to extend its credit facility for the issuance of performance bonds and advance payment guarantees for 2009. The extension provides an initial performance bond and advance payment guarantee line of €45,425 (approximately $63,813) and by August 31, 2009, the line will be reduced to €35,425 (approximately $49,765). This reduction is in line with Mecar’s expected usage. After October 1, 2009, the banks will issue bonds on a case by case basis based on the continuing support of the entire bank group. This extension will expire on December 31, 2009. The bank group has issued irrevocable performance bonds and advance payment guarantees that expire after December 31, 2009, with a value that exceeds €27,400 (approximately $38,492). The Company continues to look for a longer term banking solution in Europe or a combined solution that would offer financing for consolidated ADG.
Effective July 1, 2007, a local Belgian regional agency began providing guarantees up to 50% of Mecar’s credit requirements relative to certain performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. In April 2008, Mecar’s bank group received additional temporary local support from the agency to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008. These additional guarantees were extended until the end of September 2009 and allow Mecar to reduce its restricted cash requirements by €3,000 (approximately $4,214) until the end of September 2009.
As of June 30, 2009 and December 31, 2008, total guarantees and performance bonds of approximately $45,259 and $63,923, respectively, were outstanding. Advances for working capital amounted to $4,171 and $670 at June 30, 2009 and December 31, 2008, respectively. The balance outstanding at June 30, 2009 includes $221 of overdraft and $3,950 of issued loans to the credit facility for varying purposes. The notes are more fully described in Note 7 — Debt. Although the credit facility expired on December 31, 2008, Mecar has borrowed from the bank group in 2009 by discounting customer letters of credit and other short-term extension of credits. Performance bonds and advance payment guarantees under the Agreement are secured by restricted cash of approximately $14,022 and $9,416, at June 30, 2009 and December 31, 2008, respectively. Mecar is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement is used to provide these financial guarantees and places restrictions on certain cash deposits and other liens on Mecar’s assets. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of all of Mecar’s assets, with the exception of assets pledged for the SOGEPA loan described below.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Thousands of Dollars)
NOTE 7 — DEBT
Debt as of June 30, 2009 and December 31, 2008 consist of the following:

	June 30,	December 31,
	2009	2008

Fair value of senior secured convertible notes	$—	$933
SOGEPA loan	8,429	8,458
Bank notes payable	3,950	289
Capital leases and other	325	593

Total debt	12,704	10,273
Less: Current maturities	(7,079)	(3,592)

Long-Term Debt, less current maturities	$5,625	$6,681

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
The Company elected to carry both the Initial Notes and the Amended Notes (collectively, the “Notes”) at fair value under SFAS 155 Accounting for Certain Hybrid Instruments. The Company determined that the Notes are hybrid instruments that could be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The Company determined the fair value and the face value of the Notes at December 31, 2008 was $933 and $928, respectively. For the six months ended June 30, 2009, the Company recorded a net gain of $5, related to the change in calculated fair values of the Notes through the redemption date of January 19, 2009. For the three and six months ended June 30, 2008, the Company recorded a net gain of $677 and a net loss of $515, respectively, related to the calculated fair values of the Notes at June 30, 2008. The Company redeemed $8,039 of the Notes on December 26, 2008 and the remaining $928 of the Notes on January 20, 2009.
Warrants. On March 6, 2006, in conjunction with the issuance of the Initial Notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with EITF 00-19, Accounting for Derivative Instruments Index to, and Potentially Settled in, a Company’s Own Stock, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as liabilities, presented as derivative instruments on the balance sheet, and are being recorded and carried at the fair value of the instrument. At June 30, 2009 and December 31, 2008, the Company determined the fair value of the warrants was $76 and $318, respectively. For the three and six months ended June 30, 2009, the Company recorded gains of $8 and $242, respectively, related to the calculated fair value adjustment of the warrants at June 30, 2009. For the three and six months ended June 30, 2008, the Company recorded a gain of $28 and a loss of $12, respectively, related to the calculated fair value adjustment of the warrants at June 30, 2008.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Thousands of Dollars)
SOGEPA Loan. On December 20, 2007, Mecar entered into an approximately $8,429 (€6,000) loan agreement with the Société Wallonne de Gestion et de Participations (“SOGEPA”), a local Belgian regional agency to provide Mecar with additional working capital financing. The loan matures on December 20, 2012 and accrues interest at 4.95% per year. Quarterly interest payments are due during the first year of the loan, with quarterly principal and interest payments due thereafter. The loan is secured by a mortgage covering property owned by Mecar. As part of the loan, Mecar is required to maintain certain capital requirements as defined in the loan agreement. Mecar paid debt issue costs of $141 in connection with the loan which is being amortized over the term of the loan. The unamortized debt issue cost was $94 and $108 at June 30, 2009 and December 31, 2008, respectively. As a cash conservation measure, it was agreed in April 2009 to defer the first and second principal installment payment of $965 (€687) to October 1st and 31st of 2009. The Company evaluated the amendment pursuant to the terms of EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments and concluded that it did not meet the definition of a substantially different debt modification. Therefore, no gain or loss was recorded as a result of the modification. The outstanding balance due on the loan was $8,429 (€6,000) and $8,458 (€6,000) at June 30, 2009 and December 31, 2008, respectively.
Bank notes payable. During the three months ended June 30, 2009, Mecar borrowed $3,652 from one of the banks in their banking facility as an advance on one of its signed sales contracts. This loan matures on August 31, 2009 and accrues interest at 8.4% per year. The outstanding balance due on the loan was $3,652 at June 30, 2009. In December 2008, Mecar borrowed $289 (€205) from one of the banks in their banking facility to fund future retirement obligations. At June 30, 2009 and December 31, 2008, the outstanding balance due on this loan was $146 and $289, respectively. In addition, in February 2009, Mecar entered into a $170 (€121) loan agreement with one of the banks in their banking facility to purchase a telephone system. The loan matures on February 25, 2012 and accrues interest at 4.88% per year. The loan is secured by the assets acquired. The outstanding balance due on the loan was $152 at June 30, 2009.
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
The Company has not designated the foreign currency futures contracts as hedging instruments under SFAS 133. As such, realized and unrealized (gains) losses from derivative contracts are reported in the income statement. As of June 30, 2009, the Company had liabilities totaling $874 representing the fair values of these foreign currency futures contracts. The Company classifies its foreign currency futures contracts as current or non-current based on the expiration date of such contracts. During the three and six months ended June 30, 2009, the Company recognized net gains of $1,231 and $569, respectively, in connection with its foreign currency futures contracts.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Thousands of Dollars)
The following table presents the Company’s derivative liabilities at June 30, 2009:

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency futures contracts	Current maturities of foreign exchange contracts	$293
Foreign currency futures contracts	Long-term foreign exchange contracts, less current maturities	581

Total derivatives not designated as hedging instruments under SFAS No. 133		$874

The following table presents the location and amount of losses from derivatives reported in the consolidated statements of operations for the three and six months ended June 30, 2009:

		Three Months Ended	Six Months Ended
		June 30,	June 30,
	Statements of Operations Location	2009	2009
Derivatives not designated as hedging instruments under SFAS No. 133
Foreign currency futures contracts	Gains (loss) from foreign exchange contracts	$1,231	$569

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
June 30, 2009
(Thousands of Dollars)
For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at June 30, 2009 and December 31, 2008:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets or	Observable Inputs	Unobservable
June 30, 2009	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total
Liabilities
Derivative instrument — warrants	$—	$76	—	$76
Foreign exchange contract	—	874	—	874

	$—	$950	$—	$950

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets or	Observable Inputs	Unobservable
December 31, 2008	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total
Liabilities
Senior secured convertible notes	$—	$933	$—	$933
Derivative instrument — warrants	—	318	—	318
Foreign exchange contract	—	1,477	—	1,477

	$—	$2,728	$—	$2,728

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
NOTE 10 — EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS
Basic earnings (loss) per share from continuing operations excludes potential common shares and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share from continuing operations excludes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is anti-dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share from continuing operations for the three and six months ended June 30, 2009 and 2008, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Income (loss):	2009	2008	2009	2008

Net income (loss) from continuing operations	$1,969	$(673)	$596	$(3,351)
Effect of dilutive potential common shares	—	—	—	—

Diluted net income (loss) from continuing operations	$1,969	$(673)	$596	$(3,351)

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Thousands of Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Number of shares:	2009	2008	2009	2008

Weighted-average shares outstanding	8,085,207	8,021,755	8,082,402	8,017,418
Effect of dilutive potential common shares
Unvested stock awards	16,668	—	16,668	—
Stock Options	—	—	8,525	—

Diluted weighted-average shares outstanding	8,101,875	8,021,755	8,107,595	8,017,418

Basic net earnings (loss) per share from continuing operations	$0.24	$(0.09)	$0.07	$(0.42)

Diluted net earnings (loss) per share from continuing operations	$0.24	$(0.09)	$0.07	$(0.42)
For the three and six months ended June 30, 2009, the Company has excluded warrants of 411,593 shares from the calculation of earnings (loss) per share from continuing operations since their effect would be anti-dilutive. For the three and six months ended June 30, 2008, the Company had excluded convertible notes, warrants and unvested stock awards of 2,125,738, 411,593 and 43,418, respectively, from the calculation of earnings (loss) per share since their effect would be anti-dilutive.
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
A summary of the components of Comprehensive Income (Loss) for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$1,159	$906	$842	$(2,389)
Currency Translation Adjustment	1,829	12	(33)	2,486

Comprehensive income	$2,988	$918	$809	$97

The currency translation adjustment for the three and six months ended June 30, 2009 and 2008 resulted from the change in the value of the Euro during the respective periods.
NOTE 12 — OTHER — NET
A summary of the components of other income (expense) for the three and six months included in the Company’s consolidated statements of operations at June 30, 2009 and 2008 is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net currency transaction (losses) gains	$(795)	$16	$(1,096)	$(53)
Miscellaneous — net	239	60	293	62

	$(556)	$76	$(803)	$9

Miscellaneous — net includes income received from various sources such as subsidies, penalties, non deductible value added taxes, sublease rent and sale of materials.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Thousands of Dollars)
NOTE 13 — SHARE- BASED COMPENSATION
Total share-based compensation was $145 (including outside directors compensation of $108) and $123 (including outside directors compensation of $63) for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the Company incurred $286 (including outside directors compensation of $216) and $305 (including outside directors compensation of $126) in total share-based compensation, respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
During the six months ended June 30, 2009 and 2008, the Company granted options to purchase 100,000 shares and 20,000 shares of its common stock, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the date of grant were $1.21 and $2.67 at June 30, 2009 and 2008, respectively. The weighted average assumptions used in the model for the six months ended June 30, 2009 and 2008 were as follows:

	June 30,
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
NOTE 14 — INDUSTRY SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues from external customers
Mecar SA	$22,971	$31,987	$49,713	$57,674
Mecar USA	24,409	8,335	29,215	9,443

	$47,380	$40,322	$78,928	$67,117

Segment earnings (loss) from continuing operations before taxes
Mecar SA	$1,416	$1,268	$1,244	$2,615
Mecar USA	1,992	243	1,998	173
Corporate	(1,634)	(1,990)	(2,841)	(5,817)

	$1,774	$(479)	$401	$(3,029)

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Thousands of Dollars)
The segment profit (loss) before provision for income taxes includes all revenue and expenses at the subsidiary level excluding any corporate fees passed to the subsidiary in the form of management fees. Corporate includes all expenses of the Corporate office and foreign holding companies before an allocation of management fees to the subsidiaries.

	June 30,	December 31,
	2009	2008
Segment assets
Mecar SA	$98,726	$86,161
Mecar USA	13,881	9,324
Corporate	5,447	8,214

	$118,054	$103,699

The segment assets exclude any intersegment receivables and payables.
NOTE 15 — PROVISION FOR TAXES
As required under Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year 2009 and applied that rate to its income before income taxes in determining its provision for income taxes for the three and six months ended June 30, 2009 and 2008. For the three and six months ended June 30, 2009, the Company’s consolidated effective tax rate was (11)% and (49)%, respectively. For the three and six months ended June 30, 2008, the Company’s consolidated effective tax rate was 41% and 11%, respectively.
As of June 30, 2009 and December 31, 2008, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For each of the three and six months ended June 30, 2009 and 2008, there was no interest or penalties recorded or included in tax expense.
In Belgium, the Company is still open to examination by the Belgian tax authorities from 2005 forward. In the United States, the Company is still open to examination from 2005 forward, although carryforward tax attributes that were generated prior to 2005 may still be adjusted upon examination by the Belgian tax authorities if they either have been or will be utilized. As part of its 2004 tax audit with the Belgian authorities, the Company recorded a liability of $3,212 and $3,302 at June 30, 2009 and December 31, 2008, respectively. See Note 16 — Commitments and Contingencies for disclosure on Belgian tax liabilities.
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
Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with SFAS No. 109 Accounting for Income Taxes. The Company will continue to periodically review the adequacy of the tax valuation allowance and may, at some point in the future based on continued profit, reverse the tax valuation allowance. At December 31, 2008, the Company had US net operating loss carryforwards of $18,937, which will begin to expire in 2026 and foreign NOLs of approximately $78,730, which may be carried forward indefinitely. The Company had foreign tax credits and alternative minimum tax credits of approximately $13,770 and $458, respectively, at December 31, 2008. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credit does not expire.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Thousands of Dollars)
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
The Immigration and Customs Enforcement (ICE) branch of the U.S. Department of Homeland Security and the U.S. Attorney’s Office in San Diego, California, are investigating possible violations of U.S. export laws by NSM. The Company and NSM are cooperating fully in their investigation of these matters. The Company is currently conducting an internal investigation, led by its counsel, and expects a resolution to this internal review within three to six months. As this investigation is in its preliminary stages and the Company is uncertain of its outcome, no amount relating to this matter has been accrued as of June 30, 2009.
Indemnification provisions
On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,541 in net proceeds. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. Theses indemnification provisions have been capped at $1,000, a majority of which expired on July 6, 2008. At June 30, 2009, no amount has been accrued related to this indemnification as a liability is not deemed probable.
On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price adjustment to be determined following closing. On September 18, 2007, the Company completed the sale. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. An escrow amount of approximately $2,741 (€2,000) was established to satisfy any such claims. In March 2009, the Company received $1,057 (€800) in accordance with the terms of the escrow agreement. At June 30, 2009, the Company has fully reserved the remaining $1,767 (€1,200) escrow balance as it is uncertain as to the nature and timing of potential future claims, if any. Total indemnification provisions have been capped at $7,365 (€5,000).

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Thousands of Dollars)
On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. The Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for losses, liabilities, damages or expenses arising for any breach of covenants, representation or warranties; income tax liabilities existing prior to closing; and violations of environmental laws. The indemnification amount can be as much as the purchase price for certain covenants but generally is capped at $950, a majority of these indemnification provisions expired on April 25, 2009. At June 30, 2009, no amount has been accrued related to this indemnification as a liability is not deemed probable.
On August 14, 2008, the Company entered into an Asset Purchase Agreement to sell GMS for $26,000. The Asset Purchase Agreement requires a total of $2,500 be held in escrow to provide for certain indemnifications as stated for in the Asset Purchase Agreement. The Asset Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale of any and all liabilities, losses, claims, damages, diminution of value or other costs and expenses paid by the buyer arising out any breach or inaccuracy of any representations or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. A majority of these indemnifications will expire on March 31, 2010. The terms of the escrow agreement provide that the remaining escrow balance will be released on April 1, 2010. In July 2009, the Company recovered a partial escrow release in the amount of $1,250. A gain of $1,175, net of $75 in fees associated with an early releasing in June 2009, was recorded during the quarter ended June 30, 2009 to reflect this release. At June 30, 2009, the Company has reserved the remaining escrow balance of $1,250 as it is uncertain as to the nature and timing of potential future claims, if any. Total indemnification provisions have been capped at $5,200.
In conjunction with the sale of GMS, and pursuant to the terms of employment agreements with GMS’s management team, the Company committed to pay $1,415 as a retention bonus. Of this total retention amount, approximately $753 was paid in October 2008 and April 2009 and the remainder is due in October 2009 in accordance with the terms of the respective employment agreements.
Tax Litigation
As part of its 2004 tax audit with the Belgian tax authorities, the Company recorded a liability of $3,212 and $3,302 at June 30, 2009 and December 31, 2008, respectively, related to tax due on unrealized/realized foreign currency gains as well as associated interest and penalties. The Company is currently negotiating in the Belgian tax court for a workable repayment arrangement to resolve the liability due.
Social Security Litigation
As of June 30, 2009, Mecar repaid its entire past due Belgian social security amounts, including accrued interest and penalties, from 2007. As a result, no accrual is needed for the social security litigation as of June 30, 2009. As of December 31, 2008, the Company had an accrual of $878 related to this 2007 past due amount which included associated interest and penalties of $583. As of June 30, 2009, Mecar is up to date with its social security payments through the first quarter of 2009. During the six months ended June 30, 2009, Mecar paid approximately $5,199, which includes a foreign exchange gain of $271, in social security payments accruals. Accordingly, total amounts outstanding for social security as of June 30, 2009 and December 31, 2008 were $2,075 and $3,522, respectively.
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Thousands of Dollars)
Titan Dynamics Systems, Inc.
On October 22, 2007, the Company committed to a formal plan to sell Titan, which had been previously reported in the Ammunitions & Weapons Effects segment, as part of management’s continuing plan to dispose of certain non-strategic assets of the Company. At September 30, 2007, the Company recorded a loss of $1,395 to write down Titan’s assets to fair value less costs to sell based on a nonbinding offer received from a potential buyer during the fourth quarter of 2007. On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. An additional loss of $1,300 was recorded to reflect additional costs to sell including a separation agreement with a former Titan employee as well as additional funding provided up to the date of sale. The loss accrual reflects the write-off of Titan’s intangible assets including goodwill. The transaction closed on March 17, 2008 and generated proceeds of $2,433, net of costs to sell of $2,317. The Company did not record a significant tax expense or benefit from this transaction.
Global Microwave Systems, Inc.
On August 14, 2008, the Company committed to a formal plan to sell GMS, which had been previously reported in the Electronic Security segment. On August 19, 2008, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of GMS for $26,000 subject to a final working capital adjustment to be determined following closing. The transaction closed on October 1, 2008 and generated net proceeds of $20,579. The sales price was adjusted for disposal costs which included a working capital adjustment of $600, funds held in escrow of $2,500, investment banking and legal fees of $943 and management retention and incentive plans of $1,378. The Asset Purchase Agreement requires a total of $2,500 be held in escrow to provide for certain indemnifications as stated for in the Asset Purchase Agreement. The Asset Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale of any and all liabilities, losses, claims, damages, diminution of value or other costs and expenses paid by the buyer arising out any breach or inaccuracy of any representations or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Accordingly, such amount was not included in the determination of the original gain on sale. If these potential contingencies are resolved in favor of the Company, the additional consideration received will increase the Company’s gain on the sale of GMS. On October 1, 2008, the Company recorded a gain of approximately $2,638, net of tax of $294 as a result of this transaction. In March 2009, the Company recorded an additional $100 in income taxes associated with the sale. In July 2009, the Company recovered a partial escrow release in the amount of $1,250 from the previously withheld balance. As such, the Company recorded an additional gain of $1,175, net of $75 in fees associated with an early releasing in June 2009.
NS Microwave Systems, Inc.
In the fourth quarter of 2008, the Company committed to a formal plan to sell NSM, which had been previously reported in the Electronic Security segment. The Company is in negotiations with prospective purchasers. Based on such negotiations and nonbinding offers received during the third quarter of 2008, the Company recorded a goodwill impairment of $3,495 in the third quarter of 2008 to write down NSM’s assets to estimated fair value less costs to sell. During June 2009, the Company recorded an additional loss of $900 to write down NSM’s long-lived assets, including intangible assets, to fair value less costs to sell based on a nonbinding offer received and negotiated with a potential buyer during the second quarter of 2009. NSM was successfully sold on August 7, 2009. See Note 18 — Subsequent Events for additional information on the sale.
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
As of June 30, 2009 and December 31, 2008, the Company continues to believe that NSM’s assets are recorded at management’s best estimation of its fair value less costs to sell.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Thousands of Dollars)
At June 30, 2009 and December 31, 2008, there were no assets and liabilities held for sale for Titan and GMS as these transactions had been completed in 2008. The following was a summary of assets and liabilities classified as held for sale at June 30, 2009 and December 31, 2008, respectively:

	June 30,	December 31,
	2009	2008

Cash	$365	$386
Accounts receivable, net	673	1,312
Costs and accrued earnings on uncompleted contracts	237	689
Inventories, net	1,206	1,107
Other assets	231	980

Assets held for sale	$2,712	$4,474

Accounts payable	$223	$408
Accrued liabilities	692	500
Customer deposits	47	382
Other liabilities	25	26

Liabilities held for sale	$987	$1,316

The following discloses the results of discontinued operations for the three and six months ended June 30, 2009 and 2008 for Titan, GMS and NSM, respectively:

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
	NSM	Titan	GMS	NSM	Total

Revenue	$838	$—	$3,686	$2,266	$5,952
Income (loss) before taxes	(1,671)	—	1,297	281	1,578
Income (loss), net of tax	(1,675)	—	1,298	281	1,579

Discontinued operations, net of tax	$(1,675)	$—	$1,298	$281	$1,579

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
	NSM	Titan	GMS	NSM	Total

Revenue	$2,579	$668	$5,658	$3,600	$9,926
Income (loss) before taxes	(1,561)	(142)	1,125	(133)	850
Income (loss), net of tax	(1,565)	(142)	1,125	(134)	849

Discontinued operations, net of tax	$(1,565)	$(142)	$1,125	$(134)	$849

Income from discontinued operations includes an adjustment of $332 for 2007 income tax expense related to the sale of a foreign subsidiary. Management believes the impact of this adjustment is immaterial to 2007.
NOTE 18 — SUBSEQUENT EVENTS
In accordance with SFAS No. 165, Subsequent Events, the Company is required to disclose the date through which subsequent events have been evaluated for disclosure. Subsequent events were evaluated through August 14, 2009, the date of the financial statement issuance.
Sale of NSM
On August 7, 2009, the Company completed its sale of NSM. The sale was completed in accordance with the terms and conditions of the Stock Purchase Agreement dated as of August 7, 2009. The Company received $400 in cash at closing and a promissory note in the amount of $1,325. The note is due 24 months after closing and is subject to a reduction based on certain terms as defined in the purchase agreement.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
Overview
Allied is a multinational defense business focused on the manufacture and sale of ammunition and ammunition related products for use by the U.S. and foreign governments. Allied’s business is conducted by its two wholly owned subsidiaries: Mecar S.A. (“Mecar”) and Mecar USA, Inc. (“Mecar USA”). Mecar is located in Nivelles, Belgium and Mecar USA is located in Marshall, Texas. Corporate is located in Vienna, Virginia. Expenses related to Corporate and foreign holding companies are reported separately in the segment reporting schedules.
Prior to the fourth quarter of 2008, Allied had operated within two primary business segments, the Ammunition & Weapons Effects segment (“AWE”) and the Electronic Security (“ES”) segment. In order to focus on its core competency in ammunition and reduce its debt, the Company began divesting certain of its business units. During 2008, Allied sold one business that had been in the AWE segment, Titan Dynamic Systems, Inc. (“Titan”) and divested Global Microwave Systems Inc. (“GMS”), which had been in the ES business units. In the fourth quarter of 2008, the Company committed to a formal plan to divest the last remaining business in the ES segment, News/Sports Microwave Rental, Inc. (“NSM”). NSM was successfully sold on August 7, 2009. See Note 18 — Subsequent Events for additional information on the sale.
As a result, Allied has realigned its operating segments into Mecar and Mecar USA, as follows:
•
Mecar. Mecar designs, develops, manufactures and sells ammunition and ammunition related products for military use. Substantially all of Mecar’s revenues are derived from the sale of ammunition which is used with weapons that are generally considered defensive weapons. From time to time, Mecar provides system integration services pursuant to which it purchases and resells weapon systems, ammunition manufactured by others or consulting services to governments looking to develop their own manufacturing capabilities often in types of ammunition not manufactured by Mecar. Mecar’s manufactured products consist of a wide variety of ammunition and grenades in the medium caliber, artillery, anti-tank and anti-material categories.

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
Liquidity and Capital Resources
During 2006 and 2007, the Company faced liquidity challenges resulting mainly from a reduction of revenues and significant operating losses at Mecar. In 2008, the Company’s liquidity was adversely affected by financing and restructuring costs. During the period of liquidity challenges, the Company:
•	Implemented a plan to reduce the fixed operating cost base at Mecar and NSM;
•	Engaged in cost-cutting measures at Corporate; and
•	Committed to a plan to divest non-core subsidiaries and repay its convertible notes and Mecar’s revolving cash line.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
Since 2007, the Company has divested four of its non-core subsidiaries and improved its operating results. The divestitures of The VSK Group and GMS have permitted the Company to repay most of its debt while the other divestitures eliminated smaller non-profitable subsidiaries. The Company fully repaid its convertible notes, with the last payment made in January 2009.
Mecar’s ability to secure financing to issue performance bonds and advance payment guarantees is critical to perform on its long-term sales contracts. Mecar’s bank group has agreed to extend the credit facility for the issuance of performance bonds and advance payment guarantees. The extension provides an initial performance bond and advance payment guarantee line of $63,813 (€45,425) and by August 31, 2009, the line will be reduced to $49,765 (€35,425). This reduction is in line with Mecar’s expected usage. After October 1, 2009, the banks will issue bonds on a case by case basis based on the continuing support of the entire bank group. This extension will expire on December 31, 2009. However, the banks currently have issued irrevocable performance bonds and advance payment guarantees, expiring after December 31, 2009, with a value that exceeds approximately $38,492 (€27,400). The Company continues to look for a longer term banking solution in Europe or a combined solution that would offer financing for the consolidated Company. The Company believes it may be able to continue to issue performance bonds and advance payment guarantees without disruption to its business with certain bank group members.
The Company also seeks additional working capital financing for its US operations to support continued growth at Mecar USA. To date, the Company has been unable to secure long-term financing on terms that are acceptable to the Company. In the interim, Mecar USA has made arrangements to fund its immediate working capital requirements with its trade creditors and customers. Mecar USA has adequate trade financing in place to execute its current backlog.
The Company’s current backlog is $117,931. To date, Mecar has augmented its working capital requirements by obtaining short-term trade financing with its bank group members, such as an extension of the bank overdraft line and discounted customer letters of credit. Mecar will continue to pursue such short-term financing arrangements, as it manages through peak working capital periods and as the Company looks for a longer term bank credit facility.
At June 30, 2009, the Company had $1,710 in cash on hand. For the six months ended June 30, 2009, continuing operations of the Company used $8,771 of cash from operating activities. This usage stems mainly from significant increases in working capital, particularly cash used for growth in costs and accrued earnings on uncompleted contracts at Mecar and contracts in progress at Mecar USA. The Company funded its working capital by discounting letters of credit and utilizing trade credit.
The Company has less than $843 of firm commitments for capital expenditures outstanding as of June 30, 2009.
Results of Operations
Allied had net income of $1,159 and $842 for the three and six months ended June 30, 2009 as compared to net income of $906 and a net loss of $2,389 for the comparable periods in 2008. Results for 2009 benefited from an increase in revenue due to an expansion of ammunition service business and a reduction of operating expenses, offset by losses from discontinued operations.
The net income from continuing operations before income taxes was $1,774 for the three months ended June 30, 2009 as compared to a net loss of $479 for the comparable period in 2008. The net income from continuing operations before income taxes was $401 for the six months ended June 30, 2009 as compared to a net loss of $3,029 for the comparable period in 2008. The 2009 results were favorably impacted by an increase in sales volume, reduced selling and administration expenses, gain from foreign exchange contracts and reduced interest expense associated with the Company’s convertible notes and Mecar’s credit facility.
The Company’s results were also negatively affected by the foreign exchange impact on the operations of Mecar. All Euro-based results of operations were converted at the average 2009 and 2008 exchange rates of 1.3352 and 1.5306, U.S. Dollar to 1 Euro, respectively.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
Results of Operations for the Three Months Ended June 30, 2009 and 2008
Revenue. The table below shows revenue by segment for the three months ended June 30, 2009 and 2008, respectively. Allied had revenue of $47,380 during the current period, which was 18% higher than its revenue in the same period of 2008.

	Revenue by Segment
	Three Months Ended June 30,
	2009		2008
		% of		% of
	Amount	total	Amount	total
Mecar	$22,971	48%	$31,987	79%
Mecar USA	24,409	52	8,335	21

Total	$47,380	100%	$40,322	100%

Mecar’s revenue for the three months ended June 30, 2009 decreased by $9,016 (28%) from the prior period. The decrease in revenue was due to lower manufacturing activity and reduced exchange rates in the current period. The change in exchange rates accounted for $2,724 or approximately 30% of the reduction from the prior period.
For the three months ended June 30, 2009, Mecar USA’s revenue increased by $16,074. The growth in revenue is associated with the expansion of Mecar USA’s ammunition service business. Since February 2008, Mecar USA has substantially grown its ammunition service related business by contracting to resell ammunition, manufactured by others, to U.S and foreign governments. Revenue in the current period mainly resulted from a contract to provide non-standard ammunition to the U.S government for Afghanistan performed as a sub-contractor to a large defense contractor.
Cost of Sales. Cost of sales, as a percentage of revenue, for the three months ended June 30, 2009, was 85% compared to 83% for the same period in 2008. Gross profit, as a percentage of revenue, was 15% and 17% for the three months ended June 30, 2009 and 2008, respectively. The decline of gross margin between the periods was due to higher sales activities at Mecar USA, a business that, in general, has lower margins than Mecar. The table below shows cost of sales by segment for the three months ended June 30, 2009 and 2008, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Three Months Ended June 30,
	2009		2008
		% of		% of
		segment		segment
	Amount	revenue	Amount	revenue
Mecar	$18,458	80%	$25,538	80%
Mecar USA	21,700	89	7,946	95

Total	$40,158	85%	$33,484	83%

Gross margins at Mecar were 20% for both periods. Based on the current funded backlog and production plans in 2009, Mecar anticipates its gross margins to improve in the last two quarters of 2009.
For the three months ended June 30, 2009, gross profit for Mecar USA was $2,709 (11% of segment revenue) compared to gross profit of $389 (5% of segment revenue) in the prior comparable period. Gross margin associated with Mecar USA’s ammunition service business for the current period improved from the prior period as a result of larger contracts and better pricing on newer contracts.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
Selling and Administrative Expenses. Selling and Administrative (SA) expenses as a percentage of revenue were 10% and 13% for the three months ended June 30, 2009 and 2008, respectively. The table below shows SA by segment for the three months ended June 30, 2009 and 2008, respectively.

	Selling and Administrative Expenses by Segment
	Three Months Ended June 30,
	2009		2008
		% of		% of
	Amount	revenue	Amount	revenue
Mecar	$2,391	10%	$2,663	8%
Mecar USA	502	2	224	3
Corporate	1,646	—	2,388	—

Total	$4,539	10%	$5,275	13%

The decrease of $272 at Mecar was comprised of $868 of lower spending mainly related to professional services offset by a provision for an early retirement program of $596 (€446) booked in the current period. The early retirement program will be paid by Mecar over the next three to five years. The program provides for the immediate elimination of four full time positions. In mid 2008 and early 2009, Mecar USA expanded its headcount to handle its increased operating activities associated with its ammunition service business. This expansion led to the $278 increase from the prior period levels. The decrease of $742 in Corporate segment resulted from reduced spending in staffing, legal and professional activities.
Research and Development. Research and development (R&D) costs remained consistent at $580 for both three months ended June 30, 2009 and 2008. All R&D expenses are incurred at Mecar where there is a permanent staff of engineers available for projects.
Interest Income. Interest income for the three months ended June 30, 2009 decreased by $223 from 2008 levels. The decline in interest income was a result of having lower average cash levels in 2009 compared to 2008 and a decrease in overall interest rates between the two periods.
Interest Expense. Interest expense for the three months ended June 30, 2009 was $1,040 as compared to prior period interest expense of $2,351. This decrease was mainly due to the full repayment of the Company’s outstanding convertible notes in January 2009 and the reduction of fees incurred for a waiver related to Mecar’s credit facility. In addition, Mecar no longer has to pay interest for past due liabilities related to its social security obligations. Current period results mainly represent interest expense at Mecar associated with the expansion of the performance bond and advance payment guarantee facility, including new issues of performance bonds and advance payment guarantees, short-term financing associated with working capital increases and interest penalties associated with a delayed sales contract.
Net Gain (Loss) on Fair Value of the Senior Convertible Notes and Warrants. For the three months ended June 30, 2009, the Company recognized a net gain of $8 related to the fair value of the warrants as compared to a net gain of $706 related to the fair value of the notes and warrants for the comparable period in 2008. The notes were fully repaid by January 2009. Changes in the fair value of the notes and warrants are due primarily to the change in the Company’s closing stock price, the volatility of the Company’s stock price during the period, the redemption features of the notes relative to the Company’s announced subsidiary asset sales and the outstanding principal balance at any point in time. On June 30, 2009, the Company’s stock closed at $4.40 per common share as compared to $5.58 per common share on June 30, 2008. See Note 7 for a description of these instruments.
Gain (loss) from Foreign Exchange Contracts. For the three months ended June 30, 2009 and 2008, the Company realized a gain of $1,231 and a loss of $144, respectively, associated with Mecar’s foreign exchange contracts. This gain (loss) is attributed to unrealized gains (losses) from the change in fair value of its participating forward European currency contracts. Mecar has participating forward European currency contracts in place mainly for a significant U.S. Dollar denominated sales contract that spans over the next three years. At the signing of the sales contract Mecar entered into the forward currency contract to protect Mecar’s anticipated profitability on this contract. Subsequent to entering into the forward currency contract, the U.S. Dollar has fluctuated, thereby yielding unrealized gains (losses) on an interim basis relative to the life of the forward contract.
Other — Net. Other — net for the three months ended June 30, 2009 decreased to a loss of $556 from income of $76 in the prior period. This change was due to an increased impact of foreign currency transactions at Mecar due the stronger U.S Dollar position during the three months ended June 30, 2009. A summary of the contents of this expense is provided in the Note 12 — Other — Net of the condensed consolidated financial statements.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
Pre-Tax Income (Loss)
The table below shows the pre-tax income (loss) by segment for the three months ended June 30, 2009 as compared to the same period in the prior year.

	Pre-Tax Income (Loss) by Segment
	Three Months Ended June 30,
	2009		2008
		% of		% of
		total		total
	Amount	revenue	Amount	revenue
Mecar	$1,416	3%	$1,268	3%
Mecar USA	1,992	4	243	1
Corporate	(1,634)	(3)	(1,990)	(5)

Total	$1,774	4%	$(479)	(1)%

Mecar’s increased pre-tax income resulted from lower selling and administrative expenses and unrealized gains from the change in fair value of its participating forward European currency contracts in the current period. Mecar USA’s pre-tax income increased as a result of higher sales activity and improved gross margins in the current period. Corporate’s improvement in pre-tax loss was mainly attributable to reduced administrative expenses associated with restructuring, legal and professional expense of $744 and reduced interest expense of $300, offset by a lower gain recognized from the change in fair value of the notes and warrants of $698 in the current period as compared to the prior period.
Income Taxes. The effective income tax rate for the three months ended June 30, 2009 and 2008 was (11)% and 41%, respectively. The decrease in the effective tax rate was due to a 2009 Belgian tax court ruling which reduced 2008 taxable income as well as decreased income tax expense for a certain foreign subsidiary. This reduction in income tax expense was recorded as a benefit in the quarter ended June 30, 2009. The Company’s interim accounting for income taxes is in accordance with Financial Accounting Standard Board Interpretations Number 18, Accounting for Income Taxes in Interim periods.
Net Income (Loss) from Discontinued Operations. Net income (loss) from discontinued operations consisted of gains on the sales of subsidiaries and the income (loss) from discontinued operations. The table below shows the net income (loss) from discontinued operations for the three months ended June 30, 2009 and 2008, respectively.

	Three Months Ended
	June 30,
	2009	2008
NSM	$(1,675)	$281
GMS	—	1,298
Titan	—	—

Income (loss) from discontinued operations	(1,675)	1,579
Gain on sale of subsidiaries, net of tax	865	—

Net income (loss) from discontinued operations	$(810)	$1,579

The Company had net loss from discontinued operations of $810 for the three months ended June 30, 2009 compared to income from discontinued operations of $1,579 in the comparable period of 2008. The decline was mainly due to an operating loss at NSM resulting from lower sales activity coupled with a high fixed cost base and a write down of long-lived assets, including intangibles assets, of $900 in the current period. Due to the partial recovery of an escrow set aside from the sale of GMS of $1,250 in June 2009, the Company realized a gain of $1,175, net of $75 in fees associated with the early release, from the previously disposed subsidiaries. Income from discontinued operations includes an adjustment of $332 for 2007 income tax expense related to the sale of a foreign subsidiary. Management believes the impact of this adjustment is immaterial to 2007.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
Net Income (Loss). The Company had net income of $1,159 for the three months ended June 30, 2009 compared to net income of $906 in the same comparable period of 2008. This increase in net income was associated with improved performance from continuing operations generating pre-taxincome of $1,774 as compared to a pre-tax loss of $479 in the prior comparable period. This improvement resulted from reduced net interest expense of $1,088, reduced selling and administrative expenses of $736 and increased net foreign exchange transactions gains of $564, offset by a reduced gain recognized from the change in the fair value of the notes and warrants of $698 in the current period. Gross profit for the current period was $7,222 as compared to $6,838 in the prior period. In addition, net loss from discontinued operations reduced the net income in the current period.
Results of Operations for the Six Months Ended June 30, 2009 and 2008
Revenue. The table below shows revenue by segment for the six months ended June 30, 2009 and 2008, respectively. Allied had revenue of $78,928 during the current period, which was 18% higher than its revenue in the same period of 2008.

	Revenue by Segment
	Six Months Ended June 30,
	2009		2008
		% of		% of
	Amount	total	Amount	total
Mecar	$49,713	63%	$57,674	86%
Mecar USA	29,215	37	9,443	14

Total	$78,928	100%	$67,117	100%

Mecar’s revenue for the six months ended June 30, 2009 decreased by $7,961 (14%) from the prior period. The decrease in revenue was due to lower manufacturing activity and reduced exchange rates in the current period. The change in exchange rates has accounted for $7,275, or approximately 91%, of the reduction from the prior period. Mecar continues to perform on the significant backlog of funded sales contracts it received in 2008.
For the six months ended June 30, 2009, Mecar USA’s revenue increased by $19,772. The growth in revenue is associated with the expansion of Mecar USA’s ammunition service business. Since February 2008, Mecar USA has substantially grown its ammunition service related business by contracting to resell ammunition, manufactured by others, to U.S and foreign governments. Revenue in the current period mainly resulted from a contract to provide non-standard ammunition to the U.S government for Afghanistan performed as a sub-contract to a large defense contractor.
Cost of Sales. Cost of sales, as a percentage of revenue, for the six months ended June 30, 2009, was 85% compared to 81% for the same period in 2008. Gross profit, as a percentage of revenues, was 15% and 19% for the six months ended June 30, 2009 and 2008, respectively. The decline of gross margin between the periods was due to higher sales activities at Mecar USA, a business that, in general, has lower margins than Mecar. The table below shows cost of sales by segment for the six months ended June 30, 2009 and 2008, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Six Months Ended June 30,
	2009		2008
		% of		% of
		segment		segment
	Amount	revenue	Amount	revenue
Mecar	$40,691	82%	$45,527	79%
Mecar USA	26,185	90	8,945	95

Total	$66,876	85%	$54,472	81%

Mecar’s gross profit for the six months ended June 30, 2009 was $9,022 (18% of segment revenue) as compared to gross profit of $12,147 (21% of segment revenue) for the six months ended June 30, 2008. This decrease was due to having a mix of higher commission contracts which resulted in lower profitability. On certain contracts to foreign governments, Mecar pays commission to in-country agents. Mecar considers such costs to be directly attributable to its performance on the contract.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
For the six months ended June 30, 2009, gross profit for Mecar USA was $3,030 (10% of segment revenue) compared to gross profit of $498 (5% of segment revenue) in the prior comparable period. The improvement in gross margin resulted from better pricing and larger contracts being executed in the current period. The larger contracts provide better volume pricing from vendors and reduced per unit shipping costs.
Selling and Administrative Expenses. Selling and Administrative (SA) expenses as a percentage of revenue were 11% and 15% for the six months ended June 30, 2009 and 2008, respectively. The table below shows SA by segment for the six months ended June 30, 2009 and 2008, respectively.

	Selling and Administrative Expenses by Segment
	Six Months Ended June 30,
	2009		2008
		% of		% of
	Amount	revenue	Amount	revenue
Mecar	$4,825	10%	$5,279	9%
Mecar USA	834	3	402	4
Corporate	3,092	—	4,567	—

Total	$8,751	11%	$10,248	15%

The decrease of $454 at Mecar was comprised of $1,050 of lower spending mainly related to professional services offset by a provision for an early retirement program of $596 (€446) booked in the current period. The early retirement program will be paid by Mecar over the next three to five years. The program provides for the immediate elimination of four full time positions. In mid 2008 and early 2009, Mecar USA expanded its headcount and marketing efforts to handle its increased operating activities. This expansion led to the $432 increase from the prior period levels. The decrease of $1,475 in Corporate segment resulted from reduced spending in staffing, legal and professional expenses.
Research and Development. Research and development (R&D) costs decreased $60 from 2008 levels. The Company had less technical resources focused on R&D during the six months ended June 30, 2009 and more on the current sales contracts. All R&D expenses are incurred at Mecar where there is a permanent staff of engineers available for projects.
Interest Income. Interest income for the six months ended June 30, 2009 decreased by $346 from 2008 levels. The decline in interest income was a result of lower overall interest rates applied to lower average cash levels in 2009 compared to in 2008.
Interest Expense. Interest expense for the six months ended June 30, 2009 was $1,904 as compared to prior period interest expense of $4,041. This decrease was mainly due to the full repayment of the Company’s outstanding convertible notes in January 2009 and the reduction of fees incurred for a waiver related to Mecar’s credit facility. In addition, Mecar no longer has to pay interest for past due liabilities related to its social security obligations. Current period results mainly represent interest expense at Mecar associated with the expansion of the performance bond and advance payment guarantee facility, including new issues of performance bonds and advance payment guarantees, short-term financing associated with bank overdrafts and interest penalties associated with a delayed sales contract.
Net Gain (Loss) on Fair Value of the Senior Convertible Notes and Warrants. For the six months ended June 30, 2009, the Company recognized a net gain of $247 related to the fair value of the notes and warrants as compared to a net loss of $527 for the comparable period in 2008. Changes in the fair value of the notes and warrants are due primarily to the change in the Company’s closing stock price, the volatility of the Company’s stock price during the period, the redemption features of the notes relative to the Company’s announced subsidiary asset sales and the outstanding principal balance at any point in time. On June 30, 2009, the Company’s stock closed at $4.40 per common share as compared to $5.58 per common share on June 30, 2008. See Note 7 for a description of these instruments.
Gain (Loss) from Foreign Exchange Contracts. For the six months ended June 30, 2009, the Company recognized a gain of $569 associated with Mecar’s foreign exchange contracts as compared to a loss of $144 in the prior period. This gain (loss) is attributed to unrealized gains (losses) from the change in fair value of its participating forward European currency contracts. Mecar has participating forward European currency contracts in place mainly for a significant U.S. Dollar denominated sales contract that spans over the next three years. At the signing of the sales contract Mecar entered into the forward currency contract to protect Mecar’s anticipated profitability on this contract. Subsequent to entering into the forward currency contract, the U.S. Dollar has fluctuated, thereby yielding unrealized gains (losses) on an interim basis relative to the life of the forward contract.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
Other — Net. Other — net for the six months ended June 30, 2009 increased to a loss of $803 from a gain of $9 in the prior period. This change was due to an increased impact of foreign currency transactions at Mecar due the stronger U.S Dollar position during the six months ended June 30, 2009 as compared to the prior comparable period. A summary of the contents of this expense is provided in the Note 12 — Other — Net of the condensed consolidated financial statements.
Pre-Tax Income (Loss)
The table below shows the pre-tax income (loss) by segment for the six months ended June 30, 2009 as compared to the same period in the prior year.

	Pre-Tax Income (Loss) by Segment
	Six Months Ended June 30,
	2009		2008
		% of		% of
		total		total
	Amount	revenue	Amount	revenue
Mecar	$1,244	2%	$2,615	4%
Mecar USA	1,998	3	173	—
Corporate	(2,841)	(4)	(5,817)	(9)

Total	$401	1%	$(3,029)	(5)%

The decline in Mecar’s 2009 pre-tax income from the 2008 level resulted from lower gross margin contracts in the current period. For the six months ended June 30, 2009, Mecar USA’s pre-tax income increased as a result of higher revenue and improved gross margin in the current period. Corporate’s improvement in pre-tax loss was attributable to reduced administrative expenses associated with restructuring, legal and professional expense of $1,476, reduced net interest expense of $715 and a $247 gain recognized from the change in fair value of the notes and warrants in 2009 as compared to a loss of $527 from fair value in 2008.
Income Taxes. The effective income tax rate for the six months ended June 30, 2009 and 2008 was (49)% and 11%, respectively. The decrease in the effective tax rate was due to a 2009 Belgian tax court ruling which reduced 2008 taxable income as well as decreased income tax expense for a certain foreign subsidiary. This reduction in income tax expense was recorded as a benefit in the quarter ended June 30, 2009. The Company’s interim accounting for income taxes is in accordance with Financial Accounting Standard Board Interpretations Number 18, Accounting for Income Taxes in Interim periods.
Net Income (Loss) from Discontinued Operations. Net income (loss) from discontinued operations consisted of gains on the sales of subsidiaries and the income (loss) from the discontinued operations. The table below shows the net income (loss) from discontinued operations for the six months ended June 30, 2009 and 2008, respectively.

	Six Months Ended
	June 30,
	2009	2008
NSM	$(1,565)	$(134)
GMS	—	1,125
Titan	—	(142)

Income (loss) from discontinued operations	(1,565)	849
Gain on sale of subsidiaries, net of tax	1,811	113

Net income from discontinued operations	$246	$962

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
The Company had net income from discontinued operations of $246 for the six months ended June 30, 2009 compared to net income of $962 in the same comparable period of 2008. This decline was due to increased operating loss at NSM from lower sales activity coupled with a high fixed cost base and a write down of long-lived assets, including intangibles assets, of $900 in the current period. The loss incurred at NSM was offset by the gains recognized from the partial recovery of escrow from the sales of The VSK Group and GMS of $1,068 (€800) and $1,175, respectively. In addition, the Company recorded additional income taxes of $100 in March 2009 for the sale of GMS. Income from discontinued operations includes an adjustment of $332 for 2007 income tax expense related to the sale of a foreign subsidiary. Management believes the impact of this adjustment is immaterial to 2007.
Net Income (Loss). The Company had net income of $842 for the six months ended June 30, 2009 compared to a net loss of $2,389 in the same comparable period of 2008. This improvement was associated with pre-tax income from continuing operations of $401 in the current period as compared to a pre-tax loss of $3,029 in the prior comparable period. This improved result was associated with increased revenue and gross profit at Mecar USA, lower net interest expenses of $1,791 and lower selling and administrative expenses of $1,497 in the current period. In addition, the gain recognized from the change in the fair value of the notes and warrants at June 30, 2009 of $247 and the gain recognized from the change in fair vale of participating forward European currency contracts of $569 contributed to the improved results in the current period.
Backlog. As of June 30, 2009, the Company’s firm committed backlog was $117,931 compared to $149,354 at June 30, 2008. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting, as applicable. The table below shows the backlog by segment at June 30, 2009 and 2008, respectively.

	Backlog by Segment
	June 30, 2009		June 30, 2008
	Amount	%	Amount	%
Mecar	$90,837	77%	$113,400	76%
Mecar USA	27,094	23	35,954	24

Total	$117,931	100%	$149,354	100%

The decrease of backlog in June 30, 2009 for Mecar was associated with progress on the contracts received in 2008. Mecar continues to work on a receipt of new contracts or replacement contracts for the existing in progress contracts.
The reduction in Mecar USA’s backlog was associated with the significant shipments made under funded contracts in June 2009.
In addition, the Company had unfunded backlog, which is subject to an appropriation of governmental funds, of approximately $23,125 and $80,785 at June 30, 2009 and 2008, respectively. These are contracts or portions of contracts that do not have all of the appropriate approvals for performance. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog.
The significant decrease in unfunded backlog at June 30, 2009 as compared to June 30, 2008 resulted from an unusually high unfunded backlog in the prior period. The June 30, 2008 unfunded backlog included the second tranche of the significant, approximately $170,000, contract Mecar received in July 2007. Based on the nature of Mecar’s business, from time to time, Mecar receives large contracts that are executed over the long-term, which can sometimes cause backlog, both funded and unfunded, to have unusual peaks and downs.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
Balance Sheet
The table below provides the summary consolidated balance sheets as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$1,710	$8,816
Restricted cash	14,272	9,666
Accounts receivable, net	14,403	12,646
Costs and accrued earnings on uncompleted contracts	31,104	21,999
Inventories, net	23,732	21,508
Contracts in progress	6,072	1,469
Other current assets	8,228	7,611
Property, plant & equipment and other assets	18,533	19,984

TOTAL ASSETS	$118,054	$103,699

LIABILITIES
Accounts payable and accrued liabilities	35,240	34,157
Customer deposits	27,350	16,731
Other current liabilities	4,917	5,610
Senior convertible notes	—	933
Other long-term liabilities and debt	14,964	11,817

TOTAL LIABILITIES	82,471	69,248

STOCKHOLDERS’ EQUITY	35,583	34,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$118,054	$103,699

The Company’s June 30, 2009 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All Euro values were converted at June 30, 2009 and December 31, 2008 conversion ratios of $1.4048 and $1.4097, respectively.
Net working capital, which includes restricted cash, was $24,642 at June 30, 2009 as compared to $23,220 at December 31, 2008. This increase in net working capital of $1,422 was primarily due to a higher level of restricted cash balances due to levels of performance bonds and advanced payment balances and the growth of accounts receivable and cost and accrued earnings on uncompleted contracts in the current period. Restricted cash balances were $14,272 and $9,666 at June 30, 2009 and December 31, 2008, respectively. The restricted cash balance consists mainly of Mecar’s customer deposits of which a portion has been restricted to secure bank issued advance payment guarantees and performance bonds. The increase of restricted cash balance from December 31, 2008 was associated with new advance payment guarantees that were opened in the current period matched with performance bonds from 2008 that are still outstanding.
The unrestricted cash balances decreased by $7,106 to $1,710 at June 30, 2009 as a result of increased usage in operating activities associated with sales contracts in progress at both Mecar and Mecar USA. At Mecar, the costs and accrued earnings on uncompleted contracts have grown from $21,999 at December 31, 2008 to $31,104 while Mecar USA’s contracts in progress have increased $4,603 from December 31, 2008’s level. The increase of costs and accrued earnings on uncompleted contracts is primarily due to significant progress on Mecar’s substantial funded backlog. The increase of contracts in progress is associated with higher prepayments and advance payments required to made to Mecar USA’s suppliers in the current period.
Accounts receivable at June 30, 2009 increased by $1,757 from December 31, 2008 primarily due to the higher billings at both Mecar and Mecar USA. Mecar USA had significantly more shipments in June 2009 as compared to June 2008.
Inventories increased by $2,224 from December 31, 2008 to $23,732 at June 30, 2009. This increase was due to Mecar USA’s expansion of business and normal increase of inventories at Mecar. Mecar USA’s finished goods inventory was $692 at June 30, 2009 as compared to $29 at December 31, 2008. The increased balance mainly represents inventory that is to be shipped or awaiting transfer of title on open sales contracts at Mecar USA. Mecar’s inventories also increased by $1,516 at June 30, 2009 from normal replenishment of inventories as it has a base of inventory supplies it maintains that are used on most of its sales contracts as some point in the production process.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
Other current assets increased to $8,228 at June 30, 2009 from $7,611 at December 31, 2008. This growth was mainly due to an increase in advance payments made to suppliers for contracts in progress at Mecar, offset by a decline of value in the assets held for sale related to NSM due to a write-down of long-lived assets, including intangible assets.
Property, plant & equipment and other assets decreased from $19,984 at December 31, 2008 to $18,533 at June 30, 2009. This decline was primarily attributable to six months of depreciation expense.
At June 30, 2009, accounts payable and accrued liabilities, including the accrual for Belgium social security, increased by $1,083 from December 31, 2008. This increase was related to a higher accrual for sales commissions at Mecar and Mecar USA. Customer deposits increased by $10,619, primarily at Mecar, as a result of the new deposits collected from customers in the current period. In February 2009, Mecar received a significant customer deposit of approximately $11,887 (€9,000) for a contract that was in backlog at December 31, 2008. Mecar USA’s customer deposits also increased from the expansion of the ammunition service business. Other current liabilities declined by $693 at June 30, 2009 as a result of reduced bank overdraft and income tax liabilities and reduced liabilities held for sale at NSM.
As a result of the repayment of principal of $928 in January 2009, the Company completely repaid its convertible notes. See Note 7 of the financial statements for a full description of the transactions.
Other long-term liabilities and debt increased by $3,147 at June 30, 2009 from the December 31, 2008 level of $11,817. This increase was primarily attributable to a new bank note of $3,652 borrowed by Mecar and an accrual for an early retirement of the certain employees at Mecar in the current period, offset by scheduled principal payments in 2009, reduced fair value of the warrants and foreign exchange contracts in the current period.
Stockholders’ equity as of June 30, 2009 mainly increased due to the recognition of net income for the six month period in 2009.
Cash Flows
The table below provides the summary cash flow data for the periods presented.

	2009	2008

Net cash used in operating activities	$(8,923)	$(19,972)
Net cash (used in) provided by investing activities	(258)	1,428
Net cash provided by financing activities	2,165	9,082
Effects of exchange rate on cash	(112)	735
Operating Activities. The Company used $8,923 of cash in its operating activities during the six months ended June 30, 2009 as compared to $19,972 of cash used in its operating activities during the same period of 2008. Cash used in continuing operations was $8,771 in 2009 as compared to $21,794 in the prior comparable period.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
The decline of cash used from continuing operations resulted from recognition of net income of $596 from continuing operations in 2009 as compared to a net loss of $3,351 from continuing operations in 2008 and lower net changes in operating assets and liabilities. The change in operating assets and liabilities resulted in $10,729 of cash used during the six month period of 2009 as compared to cash used of $22,687 in the prior comparable period. The most significant change in operating assets and liabilities in 2009 was from an increase in customer deposits of $10,260 as compared to $8,736 in the prior period, a lower increase in accounts receivable of $1,708 instead of $7,126 in the prior period due to timely collections in 2009, and a lower increase in costs and accrued earnings on uncompleted contracts of $8,726 in the current period as compared to $25,071 in the prior period. In addition, an increase of required restricted cash balances in the current period used cash of $4,409 as compared to generating $5,132 in the prior period. The increase in accounts payable and accrued liabilities also generated more cash of $1,829 in current period due to tighter management of cash and extension of payables. The fluctuation in cost and accrued earnings on contracts utilized cash of $8,726 in the six months ended June 30, 2009 as compared to cash use of $25,071 in the six months ended June 30, 2008 due to fewer contracts in process in the current period compared to the prior year’s level. The Company used $2,155 of cash from the increase in inventories in 2009 as compared to $5,559 cash use in 2008 as the current period’s inventory levels were maintained at prior period’s levels. Due to required increased prepayments and deposits to suppliers for contracts in progress in 2009, the Company utilized $4,603 of cash in the current period as compared to $2,575 of cash in the prior period. Cash paid for interest was $1,644 and $3,572 for the six months ended June 30, 2009 and 2008, respectively. Cash paid for income taxes was $27 and $52 for the six months ended June 30, 2009 and 2008, respectively, which included federal, international and state taxes.
Investing Activities. The Company utilized $258 of cash from its investing activities during the six months ended June 30, 2009 compared to a generated cash of $1,428 during the same comparable period in 2008. The cash generated from the prior year stemmed from the one-time receipt of net proceeds of $2,433 from the disposition of Titan in 2008. Current period cash usage mainly resulted from the settlement of net proceeds from the sales of subsidiaries of $422, offset by capital expenditures of $680.
Financing Activities. The Company generated cash of $2,165 from its financing activities during the six months ended June 30, 2009 compared to cash generated of $9,082 during the same comparable period in 2008. This decrease in the current period was primarily related to higher bank overdraft borrowings in 2008 of $10,054. Though the current period’s short-term borrowing increased by $3,198, it was offset by repayments of $928 related to the convertible notes and $426 on corresponding long-term debt and capital lease obligations in the current period.
Effects of Exchange Rate. The Company used $112 of cash in current period compared to generating cash of $735 in the prior comparable period due to a decline of fluctuation in exchange rates between U.S. dollar and Euro between June 30, 2009 and 2008.
Allied. Corporate continues to fund its operations from management fees received from certain subsidiaries and proceeds from divestitures. Corporate plans to fund operations in 2009 from management fees and partial repayments of intercompany loans. In addition, in April and July 2009, Allied has collected funds held in escrow accounts related to the divestiture of The VSK Group and GMS. Mecar and Mecar USA are projected to operate without financing from Allied.
Mecar. Mecar continues to operate from internally generated cash and advances received from customers. On a short-term basis, Mecar has discounted customer letters of credit and issued bills of exchange to fund its current operations. The bank facility agreement provides a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The performance bond and advance payment guarantee line expires on December 31, 2009.
Mecar USA. Mecar USA continues to operate from cash generated from operations and advances from its customers, although it is looking for working capital financing to support its continued growth plans.
Stock Repurchases. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2009 and does not anticipate repurchasing shares of its common stock during the remainder of 2009.
Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2009, the Company is not involved in any material unconsolidated SPE transactions.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
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
Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS No. 168” or “the Codification”). This SFAS replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. It will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On its effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 does not change GAAP, but instead introduces a new structure that will combine all authoritative standards into a comprehensive, topically organized online database. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will impact the Company’s financial statement disclosures beginning with the quarter ending September 30, 2009 as all future references to authoritative accounting literature will be referenced with the Codification.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”), which establishes standards of accounting for events that occur after the balance sheet date and disclosures of events that occur after the balance sheet date but before financial statements are issued. This statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for the date. This standard is effective for interim or annual financial periods ending after June 15, 2009. We have evaluated subsequent events through August 14, 2009, the date of the financial statements issuance. The adoption of SFAS No. 165 did not have a material impact on our consolidated financial statements.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2009
(Thousands of Dollars)
(Unaudited)
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim and annual financial statements. The FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The provisions of FSP No. FAS 107-1 and APB 28-1 became effective for us on April 4, 2009 and did not have a material impact on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS No. 161”). This statement requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for under SFAS No. 133 and related interpretations, and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS No. 161 effective January 1, 2009. The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, (“FSP 157-2”), which delays the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008. The Company adopted SFAS No. 157 effective January 1, 2008 and adopted the provisions of FSP 157-2 relating to nonfinancial assets and liabilities effective January 1, 2009. The adoption of SFAS No. 157 and FSP 157-2 did not have a significant impact on our financial position or results of operations.
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
Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that due to a material weakness in inventory accounting, these disclosure controls and procedures were not effective as of June 30, 2009.
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
During the six month period ended June 30, 2009, the Company implemented changes, as described below, related to the remediation of the material weakness in internal control over financial reporting with respect to inventory accounting. Management is continuing to monitor the effectiveness of those controls and will refine them, as needed, to ensure full remediation.
The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to its effectiveness. The remediation and ultimate resolution of our material weakness will be reviewed with the Audit Committee of our Board of Directors. To date, management has not concluded that the material weakness has been fully remediated. As such, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2009.
2. Changes in internal controls
In response to the material weakness in internal control over financial reporting described above, management, has or will take the following steps to remediate the above listed material weakness: (i) implementing accounting procedures to reconcile and monitor inventory balances each month, and report exceptions and trends in account balances; (ii) enhancing physical inventory count procedures to ensure more accurate physical counts; (iii) developing a periodic cycle count program; and (iv) extending internal audit procedures performed by a third party consultant to include the inventory cycle.

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

THE ALLIED DEFENSE GROUP, INC.

Date: August 14, 2009	/s/ Deborah F. Ricci Deborah F. Ricci
Chief Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.