Form 10-Q
period 2009-09-30
ALLIED DEFENSE GROUP INC
filed 2009-11-16
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2009: 8,172,368.

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER

PART I. FINANCIAL INFORMATION — UNAUDITED

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at September 30, 2009 and December 31, 2008	2

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008	3

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2009 and the year ended December 31, 2008	4

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008	5

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4T. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

Exhibit 10.13
Exhibit 31.1
Exhibit 31.2
Exhibit 32

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	September 30,	December 31,
	2009	2008 (a)
ASSETS
Current Assets
Cash and cash equivalents	$4,083	$8,816
Restricted cash	8,039	9,666
Accounts receivable, net	20,610	12,646
Costs and accrued earnings on uncompleted contracts	35,360	21,999
Inventories, net	20,798	21,508
Contracts in progress	2,413	1,469
Prepaid and other current assets	4,145	3,137
Assets held for sale	—	4,474

Total current assets	95,448	83,715

Property, Plant and Equipment, net	17,789	19,525

Other Assets	1,852	459

TOTAL ASSETS	$115,089	$103,699

CURRENT LIABILITIES
Current maturities of senior secured convertible notes	$—	$933
Bank overdraft facility	4,657	381
Current maturities of long-term debt	5,294	2,659
Current maturities of foreign exchange contracts	261	405
Accounts payable	15,983	14,536
Accrued liabilities	18,100	16,099
Customer deposits	23,748	16,731
Belgium social security	2,876	3,522
Income taxes	3,842	3,913
Liabilities held for sale	—	1,316

Total current liabilities	74,761	60,495

LONG TERM OBLIGATIONS
Long-term debt, less current maturities	5,210	6,681
Long-term foreign exchange contracts, less current maturities	295	1,072
Derivative instrument	65	318
Other long-term liabilities	1,353	682

Total long-term obligations	6,923	8,753

TOTAL LIABILITIES	81,684	69,248

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 8,172,368 at September 30, 2009 and 8,079,509 at December 31, 2008	817	808
Capital in excess of par value	56,361	55,912
Accumulated deficit	(40,783)	(38,351)
Accumulated other comprehensive income	17,010	16,082

Total stockholders’ equity	33,405	34,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,089	$103,699

(a)	Condensed consolidated balance sheet as of December 31, 2008, has been derived from audited consolidated financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenue	$36,185	$49,247	$115,113	$116,364

Cost and expenses
Cost of sales	32,738	42,851	99,614	97,323
Selling and administrative	4,902	4,877	13,653	15,125
Research and development	443	535	1,515	1,667
Impairment of long-lived assets	—	462	—	462

Operating income (loss)	(1,898)	522	331	1,787

Other income (expenses)
Interest income	20	102	83	511
Interest expense	(1,282)	(1,429)	(3,186)	(5,470)
Net gain (loss) on fair value of senior convertible notes and warrants	10	(155)	257	(682)
Gain (loss) from foreign exchange contracts	343	(1,329)	912	(1,473)
Other-net	(402)	(846)	(1,205)	(837)

	(1,311)	(3,657)	(3,139)	(7,951)

Loss from continuing operations before income taxes	(3,209)	(3,135)	(2,808)	(6,164)

Income tax (benefit) expense	(4)	173	(199)	495

Loss from continuing operations	(3,205)	(3,308)	(2,609)	(6,659)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	45	—	1,856	113
Loss from discontinued operations	(114)	(2,912)	(1,679)	(2,063)

Net income (loss) from discontinued operations	(69)	(2,912)	177	(1,950)

NET LOSS	$(3,274)	$(6,220)	$(2,432)	$(8,609)

Earnings (Loss) per share — basic and diluted:

Net loss from continuing operations	$(0.39)	$(0.41)	$(0.32)	$(0.83)
Net earnings (loss) from discontinued operations	(0.01)	(0.36)	0.02	(0.24)

Total loss per share — basic and diluted	$(0.40)	$(0.77)	$(0.30)	$(1.07)

Weighted average number of common shares:

Basic	8,143,661	8,067,089	8,102,913	8,034,164
Diluted	8,143,661	8,067,089	8,102,913	8,034,164
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital in		Other	Total
	stock, no		$.10 Par	Excess of	Accumulated	Comprehensive	Stockholders’
	Par Value	Shares	value	Par value	(Deficit)	Income	Equity

Balance at January 1, 2008	$—	8,013,161	$801	$55,355	$(27,909)	$17,408	$45,655
Common stock awards	—	52,395	5	322	—	—	327
Retired stocks	—	(4,402)	—	(29)	—	—	(29)
Employee stock purchase plan purchases	—	18,355	2	107	—	—	109
Issue of stock options	—	—	—	65	—	—	65
Directors’ deferred stock compensation	—	—	—	92	—	—	92
Comprehensive loss:
Net loss for the year ended	—	—	—	—	(10,442)	—	(10,442)
Currency translation adjustment	—	—	—	—	—	(1,326)	(1,326)

Total comprehensive loss							(11,768)

Balance at December 31, 2008	$—	8,079,509	$808	$55,912	$(38,351)	$16,082	$34,451
Common stock awards	—	78,490	8	253	—	—	261
Employee stock purchase plan purchases	—	14,369	1	62	—	—	63
Issue of stock options	—	—	—	52	—	—	52
Directors’ deferred stock compensation	—	—	—	82	—	—	82
Comprehensive loss:
Net loss for the nine months ended	—	—	—	—	(2,432)	—	(2,432)
Currency translation adjustment	—	—	—	—	—	928	928

Total comprehensive loss							(1,504)

Balance at September 30, 2009	$—	8,172,368	$817	$56,361	$(40,783)	$17,010	$33,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Nine Months Ended September 30,
	2009	2008

Cash flows from operating activities
Net Loss	$(2,432)	$(8,609)
Less: Gain on sale of subsidiaries	(1,856)	(113)
Discontinued operations, net of tax	1,679	2,063

Loss from continuing operations	(2,609)	(6,659)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	3,201	4,018
Impairment of long-lived assets	—	462
Amortization of debt discount and debt issue costs	—	88
Unrealized (gain) loss on forward contracts	(912)	1,473
Loss on sale of fixed assets	90	—
Net (gain) loss related to fair value of notes and warrants	(257)	682
Provision (reduction) for estimated losses on contracts	(52)	906
Provision (reduction) for warranty reserves, uncollectible accounts and inventory obsolescence	(55)	495
Common stock and stock option awards	322	292
Deferred director stock awards	82	54
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses
Restricted cash	1,833	5,076
Accounts receivable	(7,475)	(13,374)
Costs and accrued earnings on uncompleted contracts	(11,779)	(19,580)
Inventories	1,462	(1,271)
Contracts in progress	(944)	(3,265)
Prepaid and other current assets	(1,263)	629
Accounts payable and accrued liabilities	2,274	4,419
Customer deposits	6,130	4,139
Deferred compensation	614	40
Income taxes	(284)	390

Net cash used in operating activities — continuing operations	(9,622)	(20,986)

Net cash provided by operating activities — discontinued operations	—	3,436

Net cash used in operating activities	(9,622)	(17,550)

Cash flows from investing activities
Capital expenditures	(1,220)	(1,493)
Proceeds from sale of fixed assets	137	—
Net proceeds from sale of subsidiaries	2,023	2,433

Net cash provided by investing activities — continuing operations	940	940

Net cash used in investing activities — discontinued operations	—	(114)

Net cash provided by investing activities	940	826

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Nine Months Ended September 30,
	2009	2008

Cash flows from financing activities
Increase in short-term borrowings	$977	$2,587
Principal payments on senior convertible notes	(928)	(481)
Bank overdraft	3,993	(1,822)
Net borrowings (repayments) of long-term debt and capital lease obligations	(213)	(702)
Net cash transferred to discontinued operations	—	3,090
Proceeds from employee stock purchases	54	80
Retirement of stock	—	(9)

Net cash provided by financing activities — continuing operations	3,883	2,743

Net cash used in financing activities — discontinued operations	—	(3,136)

Net cash provided by (used in) financing activities	3,883	(393)

Net change in cash of discontinued operations	—	(185)

Effects of exchange rate on cash	66	460

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,733)	(16,842)

Cash and cash equivalents at beginning of period	8,816	21,651

Cash and cash equivalents at end of period	$4,083	$4,809

Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$3,609	$5,518
Taxes	$28	$99

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital leases	$22	$26
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.
It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K) for the period ending December 31, 2008.
As discussed in Note 17, the results of operations, financial position and cash flows of Titan Dynamics Systems, Inc. (Titan), News/Sports Microwave Rental, Inc. (NSM) and Global Microwave Systems, Inc. (GMS) have been reported as discontinued operations for all periods presented. Titan was sold in March 2008, GMS was sold in October 2008 and NSM was sold on August 7, 2009. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to the Company’s continuing operations.
Liquidity and Capital Resources
At September 30, 2009, the Company had $4,083 in cash on hand. For the nine months ended September 30, 2009, continuing operations of the Company used $9,622 of cash from operating activities. This usage stems mainly from significant increases in uses of working capital, particularly cash used for growth in costs and accrued earnings on uncompleted contracts at Mecar and contracts in progress at Mecar USA. The Company funded its working capital by discounting letters of credit, utilizing trade credit and the aforementioned temporary reduction in restricted cash requirements.
During 2006 and 2007, the Company faced liquidity challenges resulting mainly from a reduction of revenues and significant operating losses at Mecar. In 2008, the Company’s liquidity was adversely affected by financing and restructuring costs. During the period of liquidity challenges, the Company:
•	Committed to a plan to divest non-core subsidiaries and repay its convertible notes and Mecar’s revolving cash line;
•	Engaged in cost-cutting measures at Corporate; and
•	Implemented a plan to reduce the fixed costs at Mecar and improve production efficiency.
Since 2007, the Company has divested four of its non-core subsidiaries and improved its operating results. The divestitures of The VSK Group and GMS have permitted the Company to repay most of its debt while the other divestitures eliminated smaller non-profitable subsidiaries. The Company fully repaid its convertible notes, with the last payment made in January 2009.
Mecar’s ability to secure financing to issue performance bonds and advance payment guarantees is critical to perform on its long-term sales contracts. Mecar’s bank group has agreed to extend the credit facility for the issuance of performance bonds and advance payment guarantees until March 31, 2010. The current facility provides for a maximum of $40,128 (€27,500) of performance bonds and advance payment guarantees outstanding at one time. Any requirements in excess of this amount are required to be fully cash collateralized by the Company. The banks currently have issued irrevocable performance bonds and advance payment guarantees, expiring after March 31, 2010, with a value of $21,799 (€14,939). Such outstanding performance bonds and advance payment guarantees will remain in place until their individual expiration. Unless the Company is able to extend or replace this financing, it will not be able to perform on any new customer contracts that require performance bonds or advance payment guarantees without full cash collaterization. The Company estimates that more than 90% of its 2008 revenue required performance bonds and advance payment guarantees. In addition, in order to better manage short-term cash flow, members of the bank group have been permitting Mecar to discount letters of credit and extend its overdraft facility.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Thousands of Dollars)
The Company continues to look for a longer term banking solution in Europe or a combined solution that would offer financing for the consolidated Company. Mecar has recently been approved for additional issuances of performance bonds and advance payment guarantees by a new bank that is not in the bank group. These issuances will be provided on a case by case basis.
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
The Company’s current backlog is $89,625. To date, Mecar has augmented its working capital requirements by obtaining short-term trade financing with its bank group members. In addition, a local Belgian government agency has provided guarantees to enable Mecar’s bank group to waive approximately $6,566 (€4,500) of restricted cash requirements at September 30, 2009.
The Company has less than $650 of firm commitments for capital expenditures outstanding as of September 30, 2009.
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
NOTE 2 — PRINCIPLES OF CONSOLIDATION
The unaudited condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries as follows:
•	ARC Europe, S.A. (“ARC Europe”), a Belgian company, including its wholly-owned subsidiary Mecar S.A. (“Mecar”).
•	Allied Research BV (“BV”), a Dutch company,
•	Allied Research Cooperative (“Coop”) and,
•	Mecar USA, Inc. (“Mecar USA”), a Delaware corporation.
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Thousands of Dollars)
NOTE 3 — ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Accounts receivable at September 30, 2009 and December 31, 2008 are comprised as follows:

	September 30,	December 31,
	2009	2008

Direct and indirect receivables from governments	$16,379	$10,173
Commercial and other receivables	5,373	3,511

	21,752	13,684
Less: Allowance for doubtful receivables	(1,142)	(1,038)

	$20,610	$12,646

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
Costs and accrued earnings on uncompleted contracts totaled $35,360 and $21,999 at September 30, 2009 and December 31, 2008, respectively.
NOTE 4 — INVENTORIES
Inventories at September 30, 2009 and December 31, 2008 are comprised as follows:

	September 30,	December 31,
	2009	2008

Raw materials	$10,188	$10,714
Work in process	10,707	10,670
Finished goods	2,653	2,919

	23,548	24,303
Less: Reserve for obsolescence	(2,750)	(2,795)

	$20,798	$21,508

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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Thousands of Dollars)
NOTE 5 — CONTRACTS IN PROGRESS
For Contracts in Progress, the Company capitalizes recoverable costs that have been incurred during performance of contracts at Mecar USA. These costs have been capitalized and recorded as a current asset which will be relieved and expensed along with the associated revenue recognized based on the terms of the specific contract which is normally upon shipment. In the case of a partial shipment, a prorata percentage of contract costs are relieved in proportion to the revenue recognized. Contract costs consist primarily of prepayments made to suppliers, but also include other contract specific advances such as travel related expenditures and shipping costs. As of September 30, 2009 and December 31, 2008, the Company had recoverable costs of $2,413 and $1,469, respectively.
NOTE 6 — BANK CREDIT FACILITY
Mecar is obligated under an agreement (the Agreement) with its foreign banking syndicate that provides credit facilities of up to €27,500 (approximately $40,128) primarily for bank guarantees including performance bonds, letters of credit and similar instruments. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. The Agreement requires that Mecar maintain certain financial covenants. Mecar’s bank group has agreed to extend its credit facility for the issuance of performance bonds and advance payment guarantees until March 31, 2010. The bank group has issued irrevocable performance bonds and advance payment guarantees that expire after March 31, 2010, with a value of €14,939 (approximately $21,799). Such outstanding performance bonds and advance payment guarantees will remain in place until their individual expiration. Unless the Company is able to extend or replace this financing, it will not be able to perform on any new customer contracts that require performance bonds or advance payment guarantees without full cash collaterization. The Company estimates that more than 90% of its 2008 revenue required performance bonds and advance payment guarantees. The Company has opened a new relationship with a new bank which will open guarantees and bonds on case by case basis. The guarantees issued by this new bank will not be included in the existing facility opened with the bank group. The Company continues to look for a longer term banking solution in Europe or a combined solution that would offer financing for consolidated ADG.
Effective July 1, 2007, a local Belgian regional agency began providing guarantees up to 50% of Mecar’s credit requirements relative to certain performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. In April 2008, Mecar’s bank group received additional temporary local support from the agency to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008. These additional guarantees were extended until mid December 2009 and allow Mecar to reduce its restricted cash requirements by €3,000 (approximately $4,378) at the end of August 2009 and €4,500 (approximately $6,566) from September through December 31, 2009. In conjunction with Mecar’s bank group agreeing to the reduction in restricted cash, Mecar agreed to pay the bank group a one-time fee of €400 (approximately $584) in mid-December. This amount has been fully accrued at September 30, 2009.
As of September 30, 2009 and December 31, 2008, total guarantees and performance bonds of approximately $32,418 and $63,923, respectively, were outstanding. Advances for working capital amounted to $6,250 and $670 at September 30, 2009 and December 31, 2008, respectively. The balance outstanding at September 30, 2009 includes $4,657 of overdraft and $1,593 of issued loans to the credit facility for varying purposes. The notes are more fully described in Note 7 — Debt. Although the cash line of the credit facility expired on December 31, 2008, Mecar has borrowed from the bank group in 2009 by discounting customer letters of credit and other short-term extension of credits. Performance bonds and advance payment guarantees under the Agreement are secured by restricted cash of approximately $7,789 and $9,416, at September 30, 2009 and December 31, 2008, respectively. Mecar is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement is used to provide these financial guarantees and places restrictions on certain cash deposits and other liens on Mecar’s assets. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of all of Mecar’s assets, with the exception of assets pledged for the SOGEPA loan described below.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Thousands of Dollars)
NOTE 7 — DEBT
Debt as of September 30, 2009 and December 31, 2008 consists of the following:

	September 30,	December 31,
	2009	2008

Fair value of senior secured convertible notes	$—	$933
SOGEPA loan	8,755	8,458
Bank notes payable	1,593	289
Capital leases and other	156	593

Total debt	10,504	10,273
Less: Current maturities	(5,294)	(3,592)

Long-Term Debt, less current maturities	$5,210	$6,681

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
The Company elected to carry both the Initial Notes and the Amended Notes (collectively, the “Notes”) at fair value. The Company determined that the Notes are hybrid instruments that could be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The Company determined the fair value and the face value of the Notes at December 31, 2008 was $933 and $928, respectively. For the nine months ended September 30, 2009, the Company recorded a net gain of $5, related to the change in calculated fair values of the Notes through the redemption date of January 19, 2009. For the three and nine months ended September 30, 2008, the Company recorded a net loss of $67 and $582, respectively, related to the calculated fair values of the Notes at September 30, 2008. The Company redeemed $8,039 of the Notes on December 26, 2008 and the remaining $928 of the Notes on January 20, 2009.
Warrants. On March 6, 2006, in conjunction with the issuance of the Initial Notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as liabilities, presented as derivative instruments on the balance sheet, and are being recorded and carried at the fair value of the instrument. At September 30, 2009 and December 31, 2008, the Company determined the fair value of the warrants was $65 and $318, respectively. For the three and nine months ended September 30, 2009, the Company recorded gains of $10 and $252, respectively, related to the calculated fair value adjustment of the warrants at September 30, 2009. For the three and nine months ended September 30, 2008, the Company recorded a loss of $88 and $100, respectively, related to the calculated fair value adjustment of the warrants at September 30, 2008.
SOGEPA Loan. On December 20, 2007, Mecar entered into an approximately $8,755 (€6,000) loan agreement with the Société Wallonne de Gestion et de Participations (“SOGEPA”), a local Belgian regional agency to provide Mecar with additional working capital financing. The loan matures on December 20, 2012 and accrues interest at 4.95% per year. Quarterly interest payments are due during the first year of the loan, with quarterly principal and interest payments due thereafter. The loan is secured by a mortgage covering property owned by Mecar. As part of the loan, Mecar is required to maintain certain capital requirements as defined in the loan agreement. Mecar paid debt issue costs of $141 in connection with the loan which is being amortized over the term of the loan. The unamortized debt issue cost was $91 and $108 at September 30, 2009 and December 31, 2008, respectively. As a cash conservation measure, it was verbally agreed to defer the current year required repayments of principal in the amount of $1,513 (€1,037) to December 15, 2009. The Company evaluated the amendment and concluded that it did not meet the definition of a substantially different debt modification. Therefore, no gain or loss was recorded as a result of the modification. The outstanding balance due on the loan was $8,755 (€6,000) and $8,458 (€6,000) at September 30, 2009 and December 31, 2008, respectively.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Thousands of Dollars)
Bank notes payable. In August 2009, Mecar borrowed $1,343 from one of the banks in its banking facility as an advance on one of its signed sales contracts. This loan matured and was fully repaid by October 15, 2009 and accrued interest at 11.4% per year. In December 2008, Mecar borrowed $289 (€205) from one of the banks in its banking facility to fund future retirement obligations. At September 30, 2009 and December 31, 2008, the outstanding balance due on this loan was $101 and $289, respectively. In addition, in February 2009, Mecar entered into a $170 (€121) loan agreement with one of the banks in its banking facility to purchase a telephone system. The loan matures on February 25, 2012 and accrues interest at 4.88% per year. The loan is secured by the assets acquired. The outstanding balance due on the loan was $149 at September 30, 2009.
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
The Company has not designated the foreign currency futures contracts as hedging instruments under ASC 815. As such, realized and unrealized (gains) losses from derivative contracts are reported in the income statement. As of September 30, 2009, the Company had liabilities totaling $556 representing the fair values of these foreign currency futures contracts. The Company classifies its foreign currency futures contracts as current or non-current based on the expiration date of such contracts. During the three and nine months ended September 30, 2009, the Company recognized net gains of $343 and $912, respectively, in connection with its foreign currency futures contracts.
The following table presents the Company’s derivative liabilities at September 30, 2009:

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815
Foreign currency futures contracts	Current maturities of foreign exchange contracts	$261
Foreign currency futures contracts	Long-term foreign exchange contracts, less current maturities	295

Total derivatives not designated as hedging instruments under ASC 815		$556

The following table presents the location and amount of losses from derivatives reported in the consolidated statements of operations for the three and nine months ended September 30, 2009:

		Three Months Ended	Nine Months Ended
		September 30,	September 30,
	Statements of Operations Location	2009	2009
Derivatives not designated as hedging instruments under ASC 815
Foreign currency futures contracts	Gains (loss) from foreign exchange contracts	$343	$912

For more information on the fair value of these derivative instruments, see Note 9.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Thousands of Dollars)
NOTE 9 — FAIR VALUE MEASUREMENTS
The Company values its assets and liabilities using the methods of fair-value as described in ASC 820 (formerly SFAS 157). In accordance with ASC 820, the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations about those future amounts.
ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
•	Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities.
•
Level 2 — Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and amounts derived from valuation models where all significant inputs are observable in active markets.

•	Level 3 — Unobservable inputs that reflect management’s assumptions.
For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at September 30, 2009 and December 31, 2008:

	Quoted Prices in
	Active Markets for		Significant
	Identical Assets or	Significant Other	Unobservable
	Liabilities	Observable Inputs	Inputs
September 30, 2009	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Derivative instrument — warrants	$—	$65	—	$65
Foreign exchange contract	—	556	—	556

	$—	$621	$—	$621

	Quoted Prices in
	Active Markets for		Significant
	Identical Assets or	Significant Other	Unobservable
	Liabilities	Observable Inputs	Inputs
December 31, 2008	(Level 1)	(Level 2)	(Level 3)	Total
Liabilities
Senior secured convertible notes	$—	$933	$—	$933
Derivative instrument — warrants	—	318	—	318
Foreign exchange contract	—	1,477	—	1,477

	$—	$2,728	$—	$2,728

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
September 30, 2009
(Thousands of Dollars)
NOTE 10 — EARNINGS (LOSS) PER SHARE FROM CONTINUING OPERATIONS
Basic earnings (loss) per share from continuing operations excludes potential common shares and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share from continuing operations excludes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is anti-dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share from continuing operations for the three and nine months ended September 30, 2009 and 2008, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Income (loss):
Net loss from continuing operations	$(3,205)	$(3,308)	$(2,609)	$(6,659)
Effect of dilutive potential common shares	—	—	—	—

Diluted net loss from continuing operations	$(3,205)	$(3,308)	$(2,609)	$(6,659)

Number of shares:

Weighted-average shares outstanding	8,143,661	8,067,089	8,102,913	8,034,164

Basic and diluted net loss per share from continuing operations	$(0.39)	$(0.41)	$(0.32)	$(0.83)

For the three months ended September 30, 2009, the Company has excluded warrants, unvested stock awards and stock options of 411,593, 6,000 and 398 shares, respectively, from the calculation of earnings (loss) per share from continuing operations since their effect would be anti-dilutive. For the nine months ended September 30, 2009, the Company has excluded warrants, unvested stock awards and stock options of 411,593, 6,000 and 7,631 shares, respectively, from the calculation of earnings (loss) per share from continuing operations since their effect would be anti-dilutive. For the three and nine months ended September 30, 2008, the Company had excluded convertible notes, warrants and unvested stock awards of 2,125,738, 411,593 and 20,002, respectively, from the calculation of earnings (loss) per share since their effect would be anti-dilutive.
NOTE 11 — COMPREHENSIVE INCOME (LOSS)
A summary of the components of Comprehensive Income (Loss) for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net loss	$(3,274)	$(6,220)	$(2,432)	$(8,609)
Currency Translation Adjustment	961	(3,146)	928	(660)

Comprehensive loss	$(2,313)	$(9,366)	$(1,504)	$(9,269)

The currency translation adjustment for the three and nine months ended September 30, 2009 and 2008 resulted from the change in the value of the Euro during the respective periods.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Thousands of Dollars)
NOTE 12 — OTHER — NET
A summary of the components of other income (expense) for the three and nine months included in the Company’s consolidated statements of operations at September 30, 2009 and 2008 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net currency transaction (losses) gains	$(315)	$(951)	$(1,411)	$(1,004)
Miscellaneous — net	(87)	105	206	167

	$(402)	$(846)	$(1,205)	$(837)

Miscellaneous — net includes income received from various sources such as subsidies, penalties, non deductible value added taxes, sublease rent and sale of materials.
NOTE 13 — SHARE- BASED COMPENSATION
Total share-based compensation was $118 (including outside directors compensation of $89) and $131 (including outside directors compensation of $85) for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the Company incurred $404 (including outside directors compensation of $305) and $436 (including outside directors compensation of $211) in total share-based compensation, respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
During the nine months ended September 30, 2009 and 2008, the Company granted options to purchase 100,000 shares and 20,000 shares of its common stock, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the date of grant were $1.21 and $2.67 at September 30, 2009 and 2008, respectively. The weighted average assumptions used in the model for the nine months ended September 30, 2009 and 2008 were as follows:

	September 30,
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
The Company issued no restricted shares of its common stock during the nine months ended September 30, 2009 and 2008. As part of the annual directors’ compensation plan, 78,490 shares and 52,395 shares were issued to five outside directors during the nine months ended September 2009 and 2008, respectively.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Thousands of Dollars)
NOTE 14 — INDUSTRY SEGMENTS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues from external customers
Mecar SA	$19,055	$32,212	$68,768	$89,886
Mecar USA	17,130	17,035	46,345	26,478

	$36,185	$49,247	$115,113	$116,364

Segment earnings (loss) from continuing operations before taxes
Mecar SA	$(2,756)	$(707)	$(1,512)	$1,908
Mecar USA	1,164	759	3,162	932
Corporate	(1,617)	(3,187)	(4,458)	(9,004)

	$(3,209)	$(3,135)	$(2,808)	$(6,164)

The segment profit (loss) before provision for income taxes includes all revenue and expenses at the subsidiary level excluding any corporate fees charged to the subsidiary in the form of management fees. Corporate includes all expenses of the Corporate office and foreign holding companies before a charge of management fees to the subsidiaries.

	September 30,	December 31,
	2009	2008
Segment assets
Mecar SA	$100,263	$86,161
Mecar USA	11,609	9,324
Corporate	3,217	8,214

	$115,089	$103,699

The segment assets exclude any intersegment receivables and payables.
NOTE 15 — PROVISION FOR TAXES
As required under ASC 740, the Company has estimated its annual effective tax rate for the full fiscal year 2009 and applied that rate to its income before income taxes in determining its provision for income taxes for the three and nine months ended September 30, 2009 and 2008. For the three and nine months ended September 30, 2009, the Company’s consolidated annualized effective tax rate was 0% and (7)%, respectively. For the three and nine months ended September 30, 2008, the Company’s consolidated annualized effective tax rate was 6% and 8%, respectively.
As of September 30, 2009 and December 31, 2008, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For each of the three and nine months ended September 30, 2009 and 2008, there was no interest or penalties recorded or included in tax expense.
In Belgium, the Company is still open to examination by the Belgian tax authorities from 2005 forward. In the United States, the Company is still open to examination from 2005 forward, although carryforward tax attributes that were generated prior to 2005 may still be adjusted upon examination by the Belgian tax authorities if they either have been or will be utilized. As part of its 2004 tax audit with the Belgian authorities, the Company recorded a liability of $3,337 and $3,302 at September 30, 2009 and December 31, 2008, respectively. See Note 16 — Commitments and Contingencies for disclosure on Belgian tax liabilities.
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Thousands of Dollars)
Currently, the Company has significant net deferred tax assets that have a full valuation allowance. The Company will continue to periodically review the adequacy of the tax valuation allowance and may, at some point in the future based on continued profit, reverse the tax valuation allowance. At December 31, 2008, the Company had US net operating loss carryforwards of $20,034, which will begin to expire in 2026 and foreign NOLs of approximately $77,896, which may be carried forward indefinitely. The Company had foreign tax credits and alternative minimum tax credits of approximately $14,776 and $458, respectively, at December 31, 2008. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credit does not expire.
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
Indemnification provisions
On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,541 in net proceeds. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. Theses indemnification provisions have been capped at $1,000, a majority of which expired on July 6, 2008. At September 30, 2009, no amount has been accrued related to this indemnification as a liability is not deemed probable.
On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price adjustment to be determined following closing. On September 18, 2007, the Company completed the sale. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Total indemnification provisions have been capped at $7,365 (€5,000). An escrow amount of approximately $2,741 (€2,000) was established to satisfy any such claims. In March 2009, the Company received $1,057 (€800) in accordance with the terms of the escrow agreement. At September 30, 2009, the Company has fully reserved the remaining $1,767 (€1,200) escrow balance as it is uncertain as to the nature and timing of potential future claims, if any.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Thousands of Dollars)
On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. The Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for losses, liabilities, damages or expenses arising for any breach of covenants, representation or warranties; income tax liabilities existing prior to closing; and violations of environmental laws. The indemnification amount can be as much as the purchase price for certain covenants but generally is capped at $950, a majority of these indemnification provisions expired on April 25, 2009. At September 30, 2009, no amount has been accrued related to this indemnification as a liability is not deemed probable.
On August 14, 2008, the Company entered into an Asset Purchase Agreement to sell GMS for $26,000. The Asset Purchase Agreement requires a total of $2,500 be held in escrow to provide for certain indemnifications as stated for in the Asset Purchase Agreement. The Asset Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale of any and all liabilities, losses, claims, damages, diminution of value or other costs and expenses paid by the buyer arising out any breach or inaccuracy of any representations or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Total indemnification provisions have been capped at $5,200, a majority of which will expire on March 31, 2010. In July 2009, the Company recovered a partial escrow release in the amount of $1,250. A gain of $1,175, net of $75 in fees associated with an early release was recorded in June 2009. The terms of the escrow agreement provide that the remaining escrow balance will be released on April 1, 2010. At September 30, 2009, the Company has reserved the remaining escrow balance of $1,250 as it is uncertain as to the nature and timing of potential future claims, if any.
In conjunction with the sale of GMS, and pursuant to the terms of employment agreements with GMS’s management team, the Company committed to pay $1,415 as a retention bonus. Of this total retention amount, approximately $753 was paid in October 2008 and April 2009 and the remainder is due in October 2009, of which $81 was paid on October 1, 2009, in accordance with the terms of the respective employment agreements.
On August 7, 2009, the Company signed a Stock Purchase Agreement to sell NS Microwave for $400 in cash and a promissory note in the amount of $1,325. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. Theses indemnification provisions have been capped at $863, a majority of which will expire on August 6, 2010. At September 30, 2009, no amount has been accrued related to this indemnification as a liability is not deemed probable. At September 30, 2009, the outstanding balance on the note receivable from the buyer was $1,338, including accrued interest.
Tax Litigation
As part of its 2004 tax audit with the Belgian tax authorities, the Company recorded a liability of $3,337 and $3,302 at September 30, 2009 and December 31, 2008, respectively, related to tax due on unrealized/realized foreign currency gains as well as associated interest and penalties. This issue is currently being litigated in the Belgian tax courts. At this time, the Company believes no further accruals are necessary.
Social Security Litigation
As of September 30, 2009, Mecar repaid its entire past due Belgian social security amounts, including accrued interest and penalties, from 2007. As a result, no accrual is needed for the past due social security litigation as of September 30, 2009. As of December 31, 2008, the Company had an accrual of $878 related to this 2007 past due amount which included associated interest and penalties of $583 and an accrual of $2,644 related to 2008. During the nine months ended September 30, 2009, Mecar paid approximately $6,587 in social security payments related to 2007, 2008 and the first and the second quarter of 2009. Accordingly, total amounts outstanding for social security as of September 30, 2009 and December 31, 2008 were $2,876 and $3,522, respectively.
NOTE 17 — DISCONTINUED OPERATIONS
The Consolidated Financial Statements and related note disclosures reflect Titan Dynamic Systems, Inc., Global Microwave Systems, Inc., and NS Microwave as “Long-Lived Assets to be Disposed of by Sale” for all periods presented. Accordingly, our results of operations for all periods presented have been reclassified to reflect Titan Dynamic Systems, Inc., Global Microwave Systems, Inc. and NS Microwave as discontinued operations in the consolidated statement of operations and the assets and liabilities of such entities have been reclassified as held for sale in the consolidated balance sheets for all periods presented.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
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
NS Microwave Systems, Inc.
In the fourth quarter of 2008, the Company committed to a formal plan to sell NSM, which had been previously reported in the Electronic Security segment. Based on negotiations and nonbinding offers received during the third quarter of 2008, the Company recorded a goodwill impairment of $3,495 in the third quarter of 2008 to write down NSM’s assets to estimated fair value less costs to sell. During June 2009, the Company recorded an additional loss of $900 to write down NSM’s long-lived assets, including intangible assets, to fair value less costs to sell based on a nonbinding offer received and negotiated with a potential buyer. On August 7, 2009, the Company entered into a Purchase Agreement to sell NSM for $400 in cash and a promissory note in the amount of $1,325 at closing. The note is due 24 months after closing and is subject to a reduction based on certain terms as defined in the purchase agreement. The note bears interest at a rate of one-year London Interbank Offered Rate plus 5% subject to a maximum interest cap of 8%. Accordingly, the Company recorded a gain of $46 as a result of this transaction. The Company did not record a significant tax expense or benefit from this transaction.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Thousands of Dollars)
At December 31, 2008, only assets and liabilities of NSM were classified as held for sale. The following is a summary of assets and liabilities classified as held for sale at December 31, 2008:

December 31,
2008

Cash	$386
Accounts receivable, net	1,312
Costs and accrued earnings on uncompleted contracts	689
Inventories, net	1,107
Other assets	980

Assets held for sale	$4,474

Accounts payable	$408
Accrued liabilities	500
Customer deposits	382
Other liabilities	26

Liabilities held for sale	$1,316

At September 30, 2009 and December 31, 2008, there were no assets and liabilities held for sale for Titan and GMS as these transactions had been completed in 2008.
The following discloses the results of discontinued operations for the three and nine months ended September 30, 2009 and 2008 for Titan, GMS and NSM, respectively:

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
	NSM	Titan	GMS	NSM	Total

Revenue	$315	$—	$4,425	$1,565	$5,990
Income (loss) before taxes	(114)	—	1,195	(4,106)	(2,911)
Income (loss), net of tax	(114)	—	1,194	(4,106)	(2,912)

Discontinued operations, net of tax	$(114)	$—	$1,194	$(4,106)	$(2,912)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
	NSM	Titan	GMS	NSM	Total

Revenue	$2,894	$668	$10,083	$5,165	$15,916
Income (loss) before taxes	(1,675)	(142)	2,320	(4,239)	(2,061)
Income (loss), net of tax	(1,679)	(142)	2,319	(4,240)	(2,063)

Discontinued operations, net of tax	$(1,679)	$(142)	$2,319	$(4,240)	$(2,063)

Income from discontinued operations for the nine months ended September 30, 2009 includes an adjustment of $332 for 2007 income tax expense related to the sale of a foreign subsidiary. Management believes the impact of this adjustment is immaterial to 2007.
NOTE 18 — SUBSEQUENT EVENTS
In accordance with FASB’s guidance regarding Subsequent Events, the Company is required to disclose the date through which subsequent events have been evaluated for disclosure. Subsequent events were evaluated through November 16, 2009, the date of the financial statements issuance. There are no items requiring disclosure.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
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
Prior to the fourth quarter of 2008, Allied operated within two primary business segments, the Ammunition & Weapons Effects segment (“AWE”) and the Electronic Security (“ES”) segment. In order to focus on its core competency in ammunition and reduce its debt, the Company began divesting certain of its business units. During 2008, Allied sold one business that had been in the AWE segment, Titan Dynamic Systems, Inc. (“Titan”) and divested Global Microwave Systems Inc. (“GMS”), which had been in the ES business units. In the fourth quarter of 2008, the Company committed to a formal plan to divest the last remaining business in the ES segment, News/Sports Microwave Rental, Inc. (“NSM”) and completed the sale on August 7, 2009.
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
Liquidity and Capital Resources
At September 30, 2009, the Company had $4,083 in cash on hand. For the nine months ended September 30, 2009, continuing operations of the Company used $9,622 of cash from operating activities. This usage stems mainly from significant increases in uses of working capital, particularly cash used for growth in costs and accrued earnings on uncompleted contracts at Mecar and contracts in progress at Mecar USA. The Company funded its working capital by discounting letters of credit, utilizing trade credit and the aforementioned temporary reduction in restricted cash requirements.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
During 2006 and 2007, the Company faced liquidity challenges resulting mainly from a reduction of revenues and significant operating losses at Mecar. In 2008, the Company’s liquidity was adversely affected by financing and restructuring costs. During the period of liquidity challenges, the Company:
•	Committed to a plan to divest non-core subsidiaries and repay its convertible notes and Mecar’s revolving cash line;

•	Engaged in cost-cutting measures at Corporate; and

•	Implemented a plan to reduce the fixed costs at Mecar and improve production efficiency.
Since 2007, the Company has divested four of its non-core subsidiaries and improved its operating results. The divestitures of The VSK Group and GMS have permitted the Company to repay most of its debt while the other divestitures eliminated smaller non-profitable subsidiaries. The Company fully repaid its convertible notes, with the last payment made in January 2009.
Mecar’s ability to secure financing to issue performance bonds and advance payment guarantees is critical to perform on its long-term sales contracts. Mecar’s bank group has agreed to extend the credit facility for the issuance of performance bonds and advance payment guarantees until March 31, 2010. The current facility provides for a maximum of $40,128 (€27,500) of performance bonds and advance payment guarantees outstanding at one time. Any requirements in excess of this amount are required to be fully cash collateralized by the Company. The banks currently have issued irrevocable performance bonds and advance payment guarantees, expiring after March 31, 2010, with a value of $21,799 (€14,939). Such outstanding performance bonds and advance payment guarantees will remain in place until their individual expiration. Unless the Company is able to extend or replace this financing, it will not be able to perform on any new customer contracts that require performance bonds or advance payment guarantees without full cash collaterization. The Company estimates that more than 90% of its 2008 revenue required performance bonds and advance payment guarantees. In addition, in order to better manage short-term cash flow, members of the bank group have been permitting Mecar to discount letters of credit and extend its overdraft facility.
The Company continues to look for a longer term banking solution in Europe or a combined solution that would offer financing for the consolidated Company. Mecar has recently been approved for additional issuances of performance bonds and advance payment guarantees by a new bank that is not in the bank group. These issuances will be provided on a case by case basis.
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
The Company’s current backlog is $89,625. To date, Mecar has augmented its working capital requirements by obtaining short-term trade financing with its bank group members. In addition, a local Belgian government agency has provided guarantees to enable Mecar’s bank group to waive approximately $6,566 (€4,500) of restricted cash requirements at September 30, 2009.
The Company has less than $650 of firm commitments for capital expenditures outstanding as of September 30, 2009.
Results of Operations
Allied had a net loss from continuing operations of $3,205 for the three months ended September 30, 2009 as compared to a net loss of $3,308 for the comparable period in 2008. The net loss from continuing operations was $2,609 for the nine months ended September 30, 2009 as compared to a net loss of $6,659 for the comparable period in 2008. The results were negatively impacted by lower manufacturing activity during the three months ended September 30, 2009. The nine months 2009 results were favorably impacted by reduced selling and administration expenses, a gain from foreign exchange contracts and reduced interest expense associated with the Company’s convertible notes and Mecar’s credit facility, offset by a slight reduction in revenues of $1,251 (1%).
The net loss from discontinued operations was $69 for the three months ended September 30, 2009 as compared to a net loss of $2,912 for the comparable period in 2008. For the nine months ended September 30, 2009, the Company had net income of $177 from discontinued operations as compared to a net loss of $1,950 for the comparable period in 2008. The 2009 results were favorably impacted by gains recognized on recoveries of escrow balances from the VSK and GMS sale transactions.
Net loss was $3,274 and $2,432 for the three and nine months ended September 30, 2009 as compared to a net loss of $6,220 and $8,609 for the comparable periods in 2008. Results for 2009 benefited from a reduction in operating loss, interest expense and a gain on foreign exchange contracts.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
The Company’s results were also negatively affected by the foreign exchange impact on the operations of Mecar. All Euro-based results of operations were converted at the average 2009 and 2008 exchange rates of 1.3669 and 1.5225, U.S. Dollar to 1 Euro, respectively.
Results of Operations for the Three Months Ended September 30, 2009 and 2008
Revenue. The table below shows revenue by segment for the three months ended September 30, 2009 and 2008, respectively. Allied had revenue of $36,185 during the current period, which was 27% lower than its revenue in the same period of 2008.

	Revenue by Segment
	Three Months Ended September 30,
	2009		2008
		% of		% of
	Amount	total	Amount	total
Mecar	$19,055	53%	$32,212	65%
Mecar USA	17,130	47	17,035	35

Total	$36,185	100%	$49,247	100%

Mecar’s revenue for the three months ended September 30, 2009 decreased by $13,157 (41%) from the prior period. The decrease in revenue was due to lower manufacturing activity in the current period and a mix of lower value sales contracts that yielded lower revenue per labor hour worked in the current period. In the prior period, Mecar’s work force worked approximately 24% more hours than those worked in the current period. This reduction in hours worked resulted from the smaller and much more fragmented contracts worked on than those in the prior period. In addition, several supply chain issues delayed delivery of certain raw materials required for contract execution. The reduced exchange rates in the current period also impacted the overall current period’s revenue decline. The change in exchange rates accounted for $856 of the reduction from the prior period.
For the three months ended September 30, 2009, Mecar USA’s revenue increased slightly by $95. Revenue in the current period mainly resulted from a contract to provide non-standard ammunition to the U.S. government for Afghanistan. On this contract, Mecar USA serves as a sub-contractor to a large defense contractor.
Cost of Sales. Cost of sales, as a percentage of revenue, for the three months ended September 30, 2009, was 90% compared to 87% for the same period in 2008. Gross profit, as a percentage of revenue, was 10% and 13% for the three months ended September 30, 2009 and 2008, respectively. The decline of gross margin between the periods was due to a lower volume of revenue and hours worked at Mecar, offset by a mix of better margin procurement contracts at Mecar USA. The table below shows cost of sales by segment for the three months ended September 30, 2009 and 2008, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Three Months Ended September 30,
	2009		2008
		% of		% of
		segment		segment
	Amount	revenue	Amount	revenue
Mecar	$17,773	93%	$26,784	83%
Mecar USA	14,965	87	16,067	94

Total	$32,738	90%	$42,851	87%

For the three months ended September 30, 2009, gross profit for Mecar was $1,282 (7% of segment revenue) compared to gross profit of $5,428 (17% of segment revenue) in the prior comparable period. The negative impact was associated with a lower volume of hours worked in the current period coupled with a large fixed cost base at Mecar. The fixed costs were spread or allocated over a smaller base of contracts in the current period. A reduction in exchange rates between two periods also contributed to the current period’s reduction in gross profit. The change in exchange rates contributed to $94 of the reduction from the prior period.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
For the three months ended September 30, 2009, gross profit for Mecar USA was $2,165 (13% of segment revenue) compared to gross profit of $968 (6% of segment revenue) in the prior comparable period. Gross margin associated with Mecar USA’s ammunition service business for the current period improved from the prior period as a result of larger contracts and better pricing on newer procurement contracts.
Selling and Administrative Expenses. Selling and Administrative (SA) expenses as a percentage of revenue were 14% and 10% for the three months ended September 30, 2009 and 2008, respectively. The table below shows SA by segment for the three months ended September 30, 2009 and 2008, respectively.

	Selling and Administrative Expenses by Segment
	Three Months Ended September 30,
	2009		2008
		% of		% of
	Amount	revenue	Amount	revenue
Mecar	$2,707	14%	$2,503	8%
Mecar USA	558	3	238	1
Corporate	1,637	—	2,136	—

Total	$4,902	14%	$4,877	10%

The increase of $204 at Mecar was mostly related to a $216 provision provided for bad debts at Mecar in addition to higher consulting costs associated with operational and inventory control improvement efforts at Mecar. A provision for bad debts was incurred on a commercial receivable that was past due and although Mecar continues to work on repayment terms for the customer, a provision was incurred in the current period. In mid 2008 and early 2009, Mecar USA expanded its headcount to handle its increased operating activities associated with its ammunition service business. This expansion led to the $320 increase from the prior period levels of SA expenses. The decrease of $499 in Corporate segment resulted from reduced spending in staffing, legal and professional activities.
Research and Development. Research and development (R&D) costs remained consistent at 1% of the revenue for both three months ended September 30, 2009 and 2008. All R&D expenses are incurred at Mecar where there is a permanent staff of engineers available for projects.
Impairment of Goodwill and Long-Lived Assets. During the three months ended September 30, 2008, the Company recorded a $462 impairment charge for long-lived assets related to the Company’s ERP computer system. As the Company has reduced its head count associated with selling a number of its subsidiaries, the Company determined that the carrying value of the ERP system exceeded its fair value in 2008.
Interest Income. Interest income for the three months ended September 30, 2009 decreased by $82 from 2008 levels. The decline in interest income was a result of having lower average cash levels in 2009 compared to 2008 and a decrease in overall interest rates between the two periods.
Interest Expense. Interest expense for the three months ended September 30, 2009 was $1,282 as compared to prior period interest expense of $1,429. This decrease was mainly due to the full repayment of the Company’s outstanding convertible notes in January 2009. In addition, Mecar no longer has to accrue interest on past due liabilities related to its social security obligations in the current period. Current period interest expense at Mecar includes costs for performance bonds and advance payment guarantees, short-term financing associated with working capital increases and interest penalties associated with a delayed sales contract. In addition, in the three months ended September 30, 2009, Mecar agreed to pay its bank group approximately $547 (€400) by December 15, 2009 as a financing fee associated with the cash pledge waiver provided by the bank group. See Note 6 — Bank Credit Facility for a description of this fee.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
Net Gain (Loss) on Fair Value of the Senior Convertible Notes and Warrants. For the three months ended September 30, 2009, the Company recognized a net gain of $10 related to the fair value of the warrants as compared to a net loss of $155 related to the fair value of the notes and warrants for the comparable period in 2008. The notes were fully repaid by January 2009. Changes in the fair value of the notes and warrants are due primarily to the change in the Company’s closing stock price, the volatility of the Company’s stock price during the period, the redemption features of the notes relative to the Company’s announced subsidiary asset sales and the outstanding principal balance at any point in time. On September 30, 2009, the Company’s stock closed at $5.21 per common share as compared to $6.10 per common share on September 30, 2008. See Note 7 for a description of these instruments.
Gain (loss) from Foreign Exchange Contracts. For the three months ended September 30, 2009 and 2008, the Company realized a gain of $343 and a loss of $1,329, respectively, associated with Mecar’s foreign exchange contracts. This gain (loss) is attributed to unrealized gains (losses) from the change in fair value of its participating forward European currency contracts. Mecar has participating forward European currency contracts in place mainly for a significant U.S. Dollar denominated sales contract that spans over the next three years. At the signing of the sales contract Mecar entered into the forward currency contract to protect Mecar’s anticipated profitability on this contract. Subsequent to entering into the forward currency contract, the U.S. Dollar has fluctuated, thereby yielding unrealized gains (losses) on an interim basis relative to the life of the forward contract.
Other — Net. Other — net for the three months ended September 30, 2009 had a reduced loss of $402 as opposed to a loss of $846 in the prior period. This change was due to a reduced impact of foreign currency transactions at Mecar, offset by the foreign currency loss incurred from the certain vendor payments at Mecar USA, as a result of the lower U.S Dollar position during the three months ended September 30, 2009. A summary of the contents of this expense is provided in the Note 12 — Other — Net of the condensed consolidated financial statements.
Pre-Tax Income (Loss)
The table below shows the pre-tax income (loss) by segment for the three months ended September 30, 2009 as compared to the same period in the prior year.

	Pre-Tax Income (Loss) by Segment
	Three Months Ended September 30,
	2009		2008
		% of		% of
		total		total
	Amount	revenue	Amount	revenue
Mecar	$(2,756)	(7)%	$(707)	(1)%
Mecar USA	1,164	3	759	2
Corporate	(1,617)	(5)	(3,187)	(7)

Total	$(3,209)	(9)%	$(3,135)	(6)%

Mecar’s increased pre-tax loss resulted from lower manufacturing activities in the current period and higher selling and administrative expenses offset by the unrealized gains from the change in fair value of its participating forward European currency contracts. Mecar USA’s pre-tax income increased as a result of improved margins in the current period. Corporate’s improvement in pre-tax loss was mainly attributable to reduced administrative expenses associated with restructuring, legal and professional expense and reduced interest expense. In addition, in the prior period, Corporate incurred a one-time impairment charge for long-lived assets of $462 related to the Company’s ERP computer system.
Income Taxes. The effective income tax rate for the three months ended September 30, 2009 and 2008 was 0% and 6%, respectively. The decrease in the effective tax rate was due to a reduced estimated annualized taxable income for a certain foreign subsidiary. The Company’s interim accounting for income taxes is in accordance with ASC 740.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
Net Income (Loss) from Discontinued Operations. Net income (loss) from discontinued operations consisted of gains on the sales of subsidiaries and the loss from operations of these discontinued businesses. The table below shows the net income (loss) from discontinued operations for the three months ended September 30, 2009 and 2008, respectively.

	Three Months Ended
	September 30,
	2009	2008

NSM	$(114)	$(4,106)
GMS	—	1,194
Titan	—	—

Income (loss) from discontinued operations	(114)	(2,912)
Gain on sale of subsidiaries, net of tax	45	—

Net income (loss) from discontinued operations	$(69)	$(2,912)

The Company had net loss from discontinued operations of $69 for the three months ended September 30, 2009 compared to net loss from discontinued operations of $2,912 in the comparable period of 2008. The decline in loss was mainly due to reduced operating losses at NSM in the current period and a non-recurring goodwill impairment of $3,495 to write-down NSM’s assets during the three months ended September 30, 2008. In addition, the Company recognized a gain of $46 from the sale of NSM in August 2009.
Net Loss. The Company had net loss of $3,274 for the three months ended September 30, 2009 compared to net loss of $6,220 in the same comparable period of 2008. This reduction in net loss principally resulted from improved performance from discontinued operations in the current period as a result of a non-recurring goodwill impairment of $3,495 to write-down NSM’s assets during the three months ended September 30, 2008.
Results of Operations for the Nine Months Ended September 30, 2009 and 2008
Revenue. The table below shows revenue by segment for the nine months ended September 30, 2009 and 2008, respectively. Allied had revenue of $115,113 during the current period, which was 1% lower than its revenue in the same period of 2008.

	Revenue by Segment
	Nine Months Ended September 30,
	2009		2008
		% of		% of
	Amount	total	Amount	total
Mecar	$68,768	60%	$89,886	77%
Mecar USA	46,345	40	26,478	23

Total	$115,113	100%	$116,364	100%

Mecar’s revenue for the nine months ended September 30, 2009 decreased by $21,118 (23%) from the prior period. The decrease in revenue was due to lower manufacturing activity which mainly consisted of smaller, lower price contracts as compared to those executed in the prior period and reduced exchange rates in the current period. The change in exchange rates has accounted for $7,833 of the reduction from the prior period.
For the nine months ended September 30, 2009, Mecar USA’s revenue increased by $19,867 (75%) over the prior period. The growth in revenue is associated with the expansion of Mecar USA’s ammunition service business. Since February 2008, Mecar USA has had substantial growth in its ammunition service related business by contracting to resell ammunition manufactured by others, to U.S. and foreign governments. Revenue in the current period mainly resulted from a contract to provide non-standard ammunition to the U.S. government for Afghanistan. On this contract, Mecar USA serves as a sub-contractor to a large defense contractor.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
Cost of Sales. Cost of sales, as a percentage of revenue, for the nine months ended September 30, 2009, was 87% compared to 84% for the same period in 2008. Gross profit, as a percentage of revenues, was 13% and 16% for the nine months ended September 30, 2009 and 2008, respectively. The decline of gross margin between the periods was due to lower margin contracts and a reduction in the number of hours worked in the third quarter of 2009 at Mecar. The table below shows cost of sales by segment for the nine months ended September 30, 2009 and 2008, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Nine Months Ended September 30,
	2009		2008
		% of		% of
		segment		segment
	Amount	revenue	Amount	revenue
Mecar	$58,464	85%	$72,311	80%
Mecar USA	41,150	89	25,012	94

Total	$99,614	87%	$97,323	84%

Mecar’s gross profit for the nine months ended September 30, 2009 was $10,304 (15% of segment revenue) as compared to gross profit of $17,575 (20% of segment revenue) for the nine months ended September 30, 2008. This decrease was due to having a larger volume of smaller contracts in the current period and a mix of higher commission contracts in the current period, which resulted in overall lower gross margins. On certain contracts to foreign governments, Mecar pays commission to in-country agents. Mecar considers such costs to be directly attributable to its performance on the contract, as such, these cost are included in cost of goods sold. In the nine months ended September 30, 2009, commission expense was 8% of revenues as compared to 6% of revenues in the prior same period. The reduced exchange rates in the current period also lowered the overall current period’s gross profit. The change in exchange rates accounted for $1,169 of the reduction from the prior period.
For the nine months ended September 30, 2009, gross profit for Mecar USA was $5,195 (11% of segment revenue) compared to gross profit of $1,466 (6% of segment revenue) in the prior comparable period. The improvement in gross margin resulted from better pricing and larger contracts being executed in the current period. The larger contracts provide better volume pricing from vendors and reduced per unit shipping costs.
Selling and Administrative Expenses. Selling and Administrative (SA) expenses as a percentage of revenue were 12% and 13% for the nine months ended September 30, 2009 and 2008, respectively. The table below shows SA by segment for the nine months ended September 30, 2009 and 2008, respectively.

	Selling and Administrative Expenses by Segment
	Nine Months Ended September 30,
	2009		2008
		% of		% of
	Amount	revenue	Amount	revenue
Mecar	$7,532	11%	$7,782	9%
Mecar USA	1,392	3	640	2
Corporate	4,729	—	6,703	—

Total	$13,653	12%	$15,125	13%

The decrease of $250 at Mecar was comprised of $1,076 of lower spending mainly related to professional services offset by a recorded bad debt provision of $216 and a provision for an early retirement program of $610 (€446) booked in the current period. The early retirement program will be paid by Mecar over the next three to five years. The program provides for the immediate elimination of four full time positions.
In mid 2008 and early 2009, Mecar USA expanded its headcount and marketing efforts to handle its increased operating activities. This expansion led to the $752 increase from the prior period levels. The increased spending levels stemmed from higher payroll, commission and travel expenses. The decrease of $1,974 in Corporate segment resulted from reduced spending in staffing, legal and professional expenses.
Research and Development. Research and development (R&D) costs remained consistent at 1% of the revenue for the nine months ended September 30, 2009. All R&D expenses are incurred at Mecar where there is a permanent staff of engineers available for projects.
Impairment of Goodwill and Long-Lived Assets. During the nine months ended September 30, 2008, the Company recorded a $462 impairment charge for long-lived assets related to the Company’s ERP computer system. As the Company has reduced its head count associated with selling a number of its subsidiaries, the Company determined that the carrying value of the ERP system exceeded its fair value in 2008.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
Interest Income. Interest income for the nine months ended September 30, 2009 decreased by $428 from 2008 levels. The decline in interest income was a result of lower interest rates applied to lower average cash levels in 2009 compared to in 2008.
Interest Expense. Interest expense for the nine months ended September 30, 2009 was $3,186 as compared to prior period interest expense of $5,470. This decrease was mainly due to the full repayment of the Company’s outstanding convertible notes in January 2009. In addition, Mecar no longer has to accrue interest on past due liabilities related to its social security obligations. Current period interest expense at Mecar includes costs for performance bonds and advance payment guarantees, short-term financing associated with bank overdrafts and interest penalties associated with a delayed sales contract. In addition, in the three months ended September 30, 2009, Mecar agreed to pay its bank group approximately $547 (€400) by December 15, 2009 as a financing fee associated with the cash pledge waiver provided by the bank group. See Note 6 — Bank Credit Facility for a description of this fee.
Net Gain (Loss) on Fair Value of the Senior Convertible Notes and Warrants. For the nine months ended September 30, 2009, the Company recognized a net gain of $257 related to the fair value of the notes and warrants as compared to a net loss of $682 for the comparable period in 2008. Changes in the fair value of the notes and warrants are due primarily to the change in the Company’s closing stock price, the volatility of the Company’s stock price during the period, the redemption features of the notes relative to the Company’s announced subsidiary asset sales and the outstanding principal balance at any point in time. On September 30, 2009, the Company’s stock closed at $5.21 per common share as compared to $6.10 per common share on September 30, 2008. See Note 7 for a description of these instruments.
Gain (Loss) from Foreign Exchange Contracts. For the nine months ended September 30, 2009, the Company recognized a gain of $912 associated with Mecar’s foreign exchange contracts as compared to a loss of $1,473 in the prior period. This gain (loss) is attributed to unrealized gains (losses) from the change in fair value of its participating forward European currency contracts. Mecar has participating forward European currency contracts in place mainly for a significant U.S. Dollar denominated sales contract that spans over the next three years. At the signing of the sales contract Mecar entered into the forward currency contract to protect Mecar’s anticipated profitability on this contract. Subsequent to entering into the forward currency contract, the U.S. Dollar has fluctuated, thereby yielding unrealized gains (losses) on an interim basis relative to the life of the forward contract.
Other — Net. Other — net loss for the nine months ended September 30, 2009 increased to $1,205 from $837 in the prior period. This change was due to a foreign currency loss incurred from certain vendor payments at Mecar USA, as a result of the lower U.S Dollar position during the nine months ended September 30, 2009 as compared to the prior comparable period. A summary of the contents of this expense is provided in the Note 12 — Other — Net of the condensed consolidated financial statements.
Pre-Tax Income (Loss)
The table below shows the pre-tax income (loss) by segment for the nine months ended September 30, 2009 as compared to the same period in the prior year.

	Pre-Tax Income (Loss) by Segment
	Nine Months Ended September 30,
	2009		2008
		% of		% of
		total		total
	Amount	revenue	Amount	revenue
Mecar	$(1,512)	(1)%	$1,908	2%
Mecar USA	3,162	3	932	1
Corporate	(4,458)	(4)	(9,004)	(8)

Total	$(2,808)	(2)%	$(6,164)	(5)%

For the nine months ended September 30, 2009, Mecar had a pre-tax loss of $1,512 as compared to pre-tax income of $1,908 in the prior period due to lower revenues on lower gross margin contracts, in the current period. For the nine months ended September 30, 2009, Mecar USA’s pre-tax income increased by $2,230 from the prior period levels due to higher revenue and improved gross margin in the current period. Corporate’s reduction in pre-tax loss was attributable to reduced administrative expenses associated with restructuring, legal and professional expense of $1,975, reduced net interest expense of $1,165 and a $257 gain recognized from the change in fair value of the notes and warrants in 2009 as compared to a loss of $682 from fair value in 2008. In addition, a one-time impairment charge for long-lived assets of $462 related to the Company’s ERP computer system during the nine months ended September 30, 2008 contributed to the improved results in the current period.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
Income Taxes. The effective income tax rate for the nine months ended September 30, 2009 and 2008 was (7)% and 8%, respectively. The decrease in the effective tax rate was due to a 2009 Belgian tax court ruling which reduced 2008 taxable income as well as decreased income tax expense for a certain foreign subsidiary. This reduction in income tax expense was recorded as a benefit in the quarter ended June 30, 2009. The Company’s interim accounting for income taxes is in accordance with ASC 740.
Net Income (Loss) from Discontinued Operations. Net income (loss) from discontinued operations consisted of gains on the sales of subsidiaries and the income (loss) from the operations of these discontinued businesses. The table below shows the net income (loss) from discontinued operations for the nine months ended September 30, 2009 and 2008, respectively.

	Nine Months Ended
	September 30,
	2009	2008

NSM	$(1,679)	$(4,240)
GMS	—	2,319
Titan	—	(142)

Income (loss) from discontinued operations	(1,679)	(2,063)
Gain on sale of subsidiaries, net of tax	1,856	113

Net income (loss) from discontinued operations	$177	$(1,950)

The Company had net income from discontinued operations of $177 for the nine months ended September 30, 2009 compared to net loss of $1,950 in the same comparable period of 2008. This improvement was due to gains recognized from partial recoveries of escrow balances from the sales of The VSK Group and GMS of $1,093 (€800) and $1,175, respectively. Income from discontinued operations includes an adjustment of $332 for 2007 income tax expense related to the sale of a foreign subsidiary and additional income taxes of $100 in March 2009 for the sale of GMS. Management believes the impact of the 2007 adjustment is immaterial to 2007. In addition, the decline in loss from discontinued operations was mainly due to reduced operating losses at NSM in the current period and a lower write-down of NSM’s assets in current period of $900 as compared to a write-down of $3,495 in the prior period, all of which was offset by income generated from GMS during the nine months ended September 30, 2008.
Net Loss. The Company had net loss of $2,432 for the nine months ended September 30, 2009 compared to a net loss of $8,609 in the same comparable period of 2008. This change was mainly associated with a reduced pre-tax loss from continuing operations of $3,356 and an improved net loss from discontinued operations of $2,127 in the current period. This improved result in continuing operations was associated with increased revenue and gross profit at Mecar USA, lower net interest expense of $1,856 and lower selling and administrative expenses of $1,472 in the current period. In addition, the gain recognized from the change in the fair value of the notes and warrants at September 30, 2009 of $257 and the gain recognized from the change in fair vale of participating forward European currency contracts of $912 contributed to the improved results in the current period. The improvement in net loss from discontinued operations was mainly associated with partial recoveries of escrow balances from the sales of The VSK Group and GMS received in the current period.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
Backlog. As of September 30, 2009, the Company’s firm committed backlog was $89,625 compared to $168,363 at September 30, 2008. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting, as applicable. The table below shows the backlog by segment at September 30, 2009 and 2008, respectively.

	Backlog by Segment
	September 30, 2009		September 30, 2008
	Amount	%	Amount	%
Mecar	$83,930	94%	$156,134	93%
Mecar USA	5,695	6	12,229	7

Total	$89,625	100%	$168,363	100%

The decrease of backlog at September 30, 2009 for Mecar was associated with progress on the contracts received in 2008. Mecar continues to work on a receipt of new contracts or replacement contracts for the existing in progress contracts in the backlog.
The reduction in Mecar USA’s backlog was associated with the significant shipments made under funded contracts in the third quarter of 2009, particularly shipments to Afghanistan for the U.S. government. As publicly announced in October 2009, Mecar USA received funded orders from the U.S. government for approximately $10,700, most of which was as a sub-contractor to a large defense contractor.
In addition, the Company had unfunded backlog, which is subject to an appropriation of governmental funds, of approximately $10,286 and $19,224 at September 30, 2009 and 2008, respectively. These are contracts or portions of contracts that do not have all of the appropriate approvals for performance. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog.
The decrease in unfunded backlog at September 30, 2009 as compared to September 30, 2008 resulted from an unusually high unfunded backlog in the prior period. The September 30, 2008 unfunded backlog included the second tranche of the significant, approximately $170,000, contract Mecar received in July 2007. Based on the nature of Mecar’s business, from time to time, Mecar receives large contracts that are executed over the long-term, which can sometimes cause backlog, both funded and unfunded, to have unusual peaks and downs.
Balance Sheet
The table below provides the summary consolidated balance sheets as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008

ASSETS

Cash and cash equivalents	$4,083	$8,816
Restricted cash	8,039	9,666
Accounts receivable, net	20,610	12,646
Costs and accrued earnings on uncompleted contracts	35,360	21,999
Inventories, net	20,798	21,508
Contracts in progress	2,413	1,469
Other current assets	4,145	7,611
Property, plant & equipment	17,789	19,525
Other assets	1,852	459

TOTAL ASSETS	$115,089	$103,699

LIABILITIES
Accounts payable and accrued liabilities	$36,959	$34,157
Customer deposits	23,748	16,731
Other current liabilities	8,499	5,610
Senior convertible notes	—	933
Other long-term liabilities and debt	12,478	11,817

TOTAL LIABILITIES	81,684	69,248

STOCKHOLDERS’ EQUITY	33,405	34,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,089	$103,699

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
The Company’s September 30, 2009 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All Euro values were converted at September 30, 2009 and December 31, 2008 conversion ratios of $1.4592 and $1.4097, respectively.
Net working capital, which includes restricted cash, was $20,687 at September 30, 2009 as compared to $23,220 at December 31, 2008. This decrease in net working capital of $2,533 was primarily due to the sale of NSM in August and having a lower cash balance. Restricted cash balances were $8,039 and $9,666 at September 30, 2009 and December 31, 2008, respectively. Restricted cash balance consists mainly of Mecar’s customer deposits of which a portion has been restricted to secure bank issued advance payment guarantees and performance bonds. The decrease of restricted cash balance from December 31, 2008 was associated with a release of expired advance payment guarantees for completed contracts in the current period in addition to a temporary reduction of $6,566 (€4,500) of restricted cash balances required by Mecar’s bank group at September 30, 2009.
Unrestricted cash balances decreased by $4,733 to $4,083 at September 30, 2009 as a result of increased usage in operating activities associated with contracts in progress at both Mecar and Mecar USA. At Mecar, the costs and accrued earnings on uncompleted contracts grew from $21,999 at December 31, 2008 to $35,360 at September 30, 2009 while Mecar USA’s contracts in progress increased to $2,413 from $1,469 at December 31, 2008. The increase of costs and accrued earnings on uncompleted contracts is primarily due to significant progress on Mecar’s substantial funded backlog. The increase of contracts in progress is associated with higher prepayments and advance payments required to be made to Mecar USA’s suppliers in the current period.
Accounts receivable at September 30, 2009 increased by $7,964 from December 31, 2008 primarily due to the higher billings at both Mecar and Mecar USA in September 2009. The increase in Mecar USA’s account receivable was associated with shipments made to Afghanistan in the third quarter of 2009 associated with a contract for the U.S. government in which Mecar USA is a sub-contractor.
Inventories decreased by $710 from December 31, 2008 to $20,798 at September 30, 2009. This decrease was due to the completion of contracts and reduction of work in process inventory at Mecar, offset by Mecar USA’s expansion of business. Mecar USA’s finished goods inventory was $490 at September 30, 2009 as compared to $29 at December 31, 2008. The increased balance mainly represents inventory that is to be shipped or awaiting transfer of title on open sales contracts. On the other hand, Mecar’s inventories decreased by $1,215 at September 30, 2009 from an improvement in inventory supply management.
Other current assets decreased to $4,145 at September 30, 2009 from $7,611 at December 31, 2008. This change was mainly due to a reduction in assets held for sale of $4,474 resulting from the sale of NSM on August 7, 2009, offset by an increase in advance payments made to suppliers for contracts in progress at Mecar.
Property, plant & equipment decreased from $19,525 at December 31, 2008 to $17,789 at September 30, 2009. This decline was primarily attributable to nine months of depreciation expense of $3,201, offset by an additional capital expenditure of $1,220 in the current period.
Other assets increased from $459 at December 31, 2008 to $1,852 at September 30, 2009. This increase was associated with a note receivable plus corresponding interest of $1,338 received from the sale of NSM in August 2009.
At September 30, 2009, accounts payable and accrued liabilities, including the accrual for Belgium social security, increased by $2,802 from December 31, 2008. This increase was related to a higher accrual for sales commissions and an increase in trade payables at both Mecar and Mecar USA. Although Mecar repaid its entire past due Belgium social security in 2009, this reduction was not enough to offset the higher sales commissions. Customer deposits increased by $7,017, primarily at Mecar, as a result of the new deposits collected from customers in the current period. In February 2009, Mecar received a significant customer deposit of approximately $11,887 (€9,000) for a contract that was in backlog at December 31, 2008. Mecar USA’s customer deposits also increased from $861 at December 31, 2008 to $2,100 at September 30, 2009 due to the expansion of the ammunition service business. Other current liabilities grew by $2,889 at September 30, 2009 as a result of higher bank overdraft, offset by a reduction in liabilities held for sale from the sale of NSM in the current period.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
As a result of the repayment of principal of $928 in January 2009, the Company completely repaid its convertible notes. See Note 7 of the financial statements for a full description of the transactions.
Other long-term liabilities and debt increased by $661 at September 30, 2009 from the December 31, 2008 level of $11,817. This increase was primarily attributable to a new bank note of $1,343 borrowed by Mecar and an accrual for early retirement of certain employees at Mecar in the current period, offset by scheduled principal payments in 2009 and reduced fair value of the warrants and foreign exchange contracts in the current period.
The decline of Stockholders’ equity at September 30, 2009 from the balance at December 31, 2008 was due to the recorded net loss for the nine month period in 2009, offset by a higher value of the Euro versus the U.S. dollar. The Euro appreciated by approximately 4% from December 31, 2008. As a result, accumulated other comprehensive income increased from $16,082 at December 31, 2008 to $17,010 at September 30, 2009.
Cash Flows
The table below provides the summary cash flow data for the periods presented.

	Nine Months Ended September 30,
	2009	2008

Net cash used in operating activities	$(9,622)	$(17,550)
Net cash provided by investing activities	940	826
Net cash provided by (used in) financing activities	3,883	(393)
Effects of exchange rate on cash	66	460
Operating Activities. The Company used $9,622 of cash in its operating activities during the nine months ended September 30, 2009 as compared to $17,550 of cash used in its operating activities during the same period of 2008. Cash used in continuing operations was $9,622 in 2009 as compared to $20,986 in the prior comparable period.
The decline of cash used from continuing operations resulted from a lower net loss of $2,609 from continuing operations in 2009 as compared to a net loss of $6,659 from continuing operations in 2008 and lower net changes in operating assets and liabilities. The change in operating assets and liabilities resulted in $9,432 of cash used during the nine month period of 2009 as compared to cash used of $22,797 in the prior comparable period. The most significant change in operating assets and liabilities in 2009 was from a lower increase in accounts receivable of $7,475 instead of $13,374 in the prior period due to timely collections in 2009, and a lower increase in costs and accrued earnings on uncompleted contracts of $11,779 in the current period as compared to $19,580 in the prior period. In addition, a higher increase in customer deposit resulted in generated cash of $1,991 between two periods. The reduction in accounts payable and accrued liabilities generated less cash of $2,145 in current period due to catch up on payables. In the prior period, the Company had more payables delayed as a cash conservation measure than the current period. The fluctuation in cost and accrued earnings on contracts was due to fewer contracts in process in the current period compared to the prior year’s level. The Company generated cash of $1,462 from the decline level of inventories in 2009 as compared to $1,271 cash used in 2008 as the current period’s inventory levels were maintained more efficiently than at the prior year. As significant amounts of prepayments and deposits to suppliers for contracts in progress expired in 2009, the Company utilized less cash in the current period. Cash paid for interest was $3,609 and $5,518 for the nine months ended September 30, 2009 and 2008, respectively. Cash paid for income taxes was $28 and $99 for the nine months ended September 30, 2009 and 2008, respectively, which included federal, international and state taxes.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
Investing Activities. The Company generated cash of $940 from its investing activities during the nine months ended September 30, 2009 compared to a generated cash of $826 during the same comparable period in 2008. The improvement in cash stemmed from the lack of cash utilized in discontinued operations due to the sale of NSM in the current period.
Financing Activities. The Company generated cash of $3,883 from its financing activities during the nine months ended September 30, 2009 compared to cash used of $393 during the same comparable period in 2008. This improvement in the current period was primarily related to the sale of NSM in August 2009. In the prior period, the Company used cash of $3,136 in financing activities from discontinued operations.
Effects of Exchange Rate. The Company generated cash of $66 in the current period compared to generating cash of $460 in the prior comparable period due to a decline of fluctuation in average exchange rates between U.S. dollar and Euro between September 30, 2009 and 2008.
Allied. Corporate continues to fund its operations from management fees received from certain subsidiaries and proceeds from divestitures. Corporate plans to fund operations in the balance of 2009 from management fees and partial repayments of intercompany loans. In addition, in April and July 2009, Allied has collected funds held in escrow accounts related to the divestiture of The VSK Group and GMS. Mecar and Mecar USA are projected to operate without financing from Allied.
Mecar. Mecar continues to operate from internally generated cash and advances received from customers. On a short-term basis, Mecar has discounted customer letters of credit, utilized trade credits and temporarily reduced its restricted cash requirements to fund its current operations. The bank facility agreement provides a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The performance bond and advance payment guarantee line expires on March 31, 2010.
Mecar USA. Mecar USA continues to operate from cash generated from operations and advances from its customers, although it is looking for working capital financing to support its continued growth plans.
Stock Repurchases. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2009 and does not anticipate repurchasing shares of its common stock during the remainder of 2009.
Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2009, the Company is not involved in any material unconsolidated SPE transactions.
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
September 30, 2009
(Thousands of Dollars)
(Unaudited)
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
Recent Accounting Pronouncements
In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company does not expect that the provisions of the new guidance will have a material effect on its condensed consolidated financial statements.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.
In May 2009, the FASB issued guidance which is included in the Codification in ASC 855, Subsequent Events (ASC 855). This guidance establishes the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and as such, became effective for the Company on June 30, 2009. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
In April 2009, the FASB issued guidance which is included in the Codification in ASC 820, Fair Value Measurements and Disclosures. ASC 820 requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. This guidance is effective for periods ending after June 15, 2009. In the second quarter of 2009, the Company implemented this guidance which did not have a material impact on the Company’s condensed consolidated financial statements.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2009
(Thousands of Dollars)
(Unaudited)
In March 2008, the FASB issued guidance which is included in the Codification in ASC 815, Derivatives and Hedging. This guidance is effective for calendar-year companies beginning January 1, 2009. The guidance requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. The implementation of this standard did not have a material impact on the Company’s condensed consolidated financial statements.
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s condensed consolidated financial statements.
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
Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that due to a material weakness in inventory accounting, these disclosure controls and procedures were not effective as of September 30, 2009.
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
During the nine month period ended September 30, 2009, the Company implemented changes, as described below, related to the remediation of the material weakness in internal control over financial reporting with respect to inventory accounting. Management is continuing to monitor the effectiveness of those controls and will refine them, as needed, to ensure full remediation.
The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to its effectiveness. The remediation and ultimate resolution of our material weakness will be reviewed with the Audit Committee of our Board of Directors. To date, management has not concluded that the material weakness has been fully remediated. As such, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2009.
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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

10.13	Amended and Restated International Distribution Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.
Date: November 16, 2009	/s/ Deborah F. Ricci
Deborah F. Ricci
Chief Financial Officer and Treasurer