Form 10-K
period 2009-12-31
ALLIED DEFENSE GROUP INC
filed 2010-04-07
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Commission file number: 1-11376
THE ALLIED DEFENSE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	04-2281015 (I.R.S. Employer Identification No.)
8000 Towers Crescent Drive, Suite 260
Vienna, Virginia 22182
(Address of principal executive offices, including zip code)

(703) 847-5268
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange

Common Stock, $0.10 Par Value	NYSE Amex
(formerly American Stock Exchange)
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2009, the last day of the registrant’s most recently completed second fiscal quarter, was $29,320,746. For purposes of this determination, only our directors, including any indirect holdings of such directors as reported in Item 11 of this Form 10-K, and executive officers have been deemed affiliates.
The number of shares of registrant’s Common Stock outstanding as of March 10, 2010, was 8,174,480.

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
On January 18, 2010, the Company signed a definitive Merger agreement with Chemring Group PLC (“Chemring”). Chemring has agreed to acquire the Company in an all-cash transaction valued at $7.25 per share. The closing of the Merger is subject to obtaining the approval of our stockholders and the satisfaction of the other closing conditions contained in the Merger agreement and may be impacted by the matters described in Item 3 including but not limited to a delay in the closing of the Merger. The Company has postponed the date of its special meeting of stockholders to approve its pending merger with Chemring from April 8, 2010 to April 22, 2010. The special meeting has been postponed in order to provide ADG stockholders with additional time to review the Form 10-K, and in order to provide ADG with additional time to address the matters described in Item 3. ADG has been providing regular updates to Chemring on its progress in addressing such matters and expects to continue to cooperate with Chemring with respect to these matters.
Prior to the fourth quarter of 2008, the Company had operated within two primary business segments, the Ammunition & Weapons Effects segment (“AWE”) and the Electronic Security (“ES”) segment. In order to focus on its core competency in ammunition and reduce its debt, the Company began divesting certain of its business units in 2007. Since 2007, the Company sold one business that had been in the AWE segment, Titan Dynamic Systems, Inc. (“Titan”); one business that had been in the Company’s Other segment, SeaSpace Corporation and the three businesses that made up the Company’s ES segment, The VSK Group, Global Microwave Systems Inc. (“GMS”) and News/Sports Microwave Rental, Inc. (“NSM”).
Allied was incorporated as a Delaware corporation in 1961 under the name Allied Research Associates, Inc. Allied changed its corporate name to Allied Research Corporation in 1988 and subsequently changed its name to The Allied Defense Group, Inc. effective January 2, 2003.
The following table summarizes the Company’s significant acquisitions and dispositions:

Acquisition Date	Company Involved	Disposition Date

May 31, 1994	VSK Electronics N.V. and Télé Technique Générale S.A.	September 18, 2007
May 9, 1995	Intelligent Data Capturing Systems N.V.	September 18, 2007
December 11, 1999	VIGITEC S.A.	September 18, 2007
December 31, 2001	News/Sports Microwave Rental Inc.	August 7, 2009
June 6, 2002	Titan Dynamic Systems, Inc.	March 17, 2008
July 31, 2002	SeaSpace Corporation	July 23, 2007
August 1, 2004	CMS Security Systems	January 1, 2008
November 1, 2005	Global Microwave Systems, Inc.	October 1, 2008
All amounts are reported in thousands of dollars, except for share data and Item 11 - Executive Compensation.
The results of operations, financial position and cash flows of Titan, GMS and NSM, have been reported as discontinued operations for all periods presented, in accordance with ASC 360 Accounting for the Impairment or Disposal of Long-Lived Assets.
Description of Business
Allied
Allied, as the parent holding company, provides oversight and corporate services for its subsidiaries. Allied’s corporate expenses are reported separately on the segment reporting schedules.
As a result of the Company’s recent divestitures of business units, the Company has realigned its operating segments based on senior management’s evaluation of the business and in accordance with ASC 280 Segment Reporting. The new segments are Mecar and Mecar USA. The Company’s management believes these two business units are two distinctive segments because they have their own management teams, different capital requirements, different markets and different products.

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
Other Ammunition
The 25mm APFSDS-T ammunition round is Mecar’s entry into the medium caliber arena. This round and other 25mm rounds have been key components of the larger sales contracts Mecar has signed since 2007. In addition, Mecar has produced 155mm HE, SMK (WP) and Illuminating rounds for various customers. Mecar manufactures HE, CAN, HESH and HESH-PRAC ammunition for the 76mm L23 guns, which are in service with armored vehicles in several countries in Europe, South America, Africa and the Far East. Mecar has developed and manufactured ammunition for the 106mm Recoilless Rifle. Mecar has also developed and manufactured the 84mm SAKR Recoilless Rifle and its associated family of ammunition. The SAKR ammunition (HEAT, HE, SMK, ILL and HEAT-TP-T) is also interoperable with existing 84mm systems.
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
Market and Customers
Allied derives the principal portion of its revenue from direct and indirect sales to foreign governments and prime contractors, primarily on fixed price contracts. Certain foreign governments accounted for approximately 45% and 60% of the Company’s total revenue in both 2009 and 2008, respectively, either directly or indirectly, as detailed in Note A to the consolidated financial statements.
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
Mecar USA’s current customers are the U.S. government, U.S.-based prime contractors and foreign governments. Mecar USA’s products are sold either directly or indirectly to the defense departments of governments and are regulated by U.S. government law regarding the foreign governments with which it may do business.
The sales by Mecar USA in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. Mecar USA’s business and its profitability is dependent upon its ability to obtain such large orders.

Principal Customers
Mecar has historically received a large percentage of its revenue from agencies of The Kingdom of Saudi Arabia. See Note A to Allied’s consolidated financial statements. Mecar receives contracts for the benefit of The Kingdom of Saudi Arabia via the Distributor and has also received contracts for the benefit of this customer via the FMS program. Mecar has been focusing on expanding and diversifying its customer base. In the years 2004, 2005, 2006 and 2007, this foreign government represented 88%, 75%, 54% and 52%, of Allied’s revenue, respectively. In 2008 and 2009, this customer represented 52% and 30% of Allied’s revenue, thus reducing the concentration of this customer. Other significant customers include the Kingdom of Bahrain which represented 11% of 2009 revenues. Mecar USA sells directly or indirectly to the U.S. and foreign governments. Most of the larger contracts are indirect with the end user and Mecar USA obtains its purchase orders from teaming or subcontracting agreements. In 2009, Mecar USA served as a sub-contractor to large defense contractors on a U.S. Government contract which represented 27% of Allied’s revenue.
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
Research and Development
The development of ammunition and weapon systems requires knowledge and experience in aerodynamics, mechanical engineering, chemistry, combustion, materials behavior and ballistics. Mecar maintains an active research and development staff, including a staff of design engineers, in order to determine how materials can be used or combined in new ways to improve performance or to solve new problems. In 2009 and 2008, Mecar expended $2,017 and $2,277, respectively, for research and development activities. Mecar designed most of the products which it currently manufactures. In addition to its ammunition, Mecar designs and develops most of its special tooling, fixtures, special explosive loading, testing systems and demilitarization equipment.

Backlog
As of December 31, 2009 and 2008, Allied had backlog orders, believed to be firm, after giving effect to the percentage of completion method of accounting for its contracts of $82,425 and $185,921, respectively. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting as applicable. The December 31, 2009 and 2008 backlog was as follows:

	Backlog by Segment
	2009		2008
	Amount	%	Amount	%
Mecar	$68,933	84%	$136,396	73%
Mecar USA	13,492	16	49,525	27

Total	$82,425	100%	$185,921	100%

The December 31, 2009 and 2008 amounts do not include unfunded portions of contracts, which are subject to the appropriation or authorization of government funds, of approximately $29,272 and $13,439, respectively, from Mecar and Mecar USA. These are contracts or portions of contracts that do not have all of the appropriate approval to be performed on. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog.
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
Competition is mainly based upon accessibility to potential markets, technical expertise, quality, capabilities of the product, price and ability to meet delivery schedules. In the United States, the market place is dominated by several large domestic manufacturers that make it difficult for Mecar and Mecar USA to directly compete. In some instances, Mecar and Mecar USA have signed strategic alliances with larger competitors in order to work with them to develop new niche products. The downsizing of the munitions industrial base has resulted in a reduction in the number of competitors through consolidations and departures from the industry. This has reduced the number of competitors in some programs, but has strengthened the capabilities of some of the remaining competitors. In addition, it is possible that there will be increasing competition from the remaining competitors in business areas in which they do not currently compete.
Recently, Mecar USA has experienced significant growth with procurement contracts. These are contracts where Mecar USA commits to deliver ammunition and/or related products manufactured by others to U.S. or foreign governments. Mecar USA assumes inventory risk, including quality risk, for the procurement products and often provides the logistic support to transport this inventory. These contracts are very competitive with many businesses competing for these generally lower margin contracts.
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

Personnel
As of December 31, 2009, the Company collectively had 348 employees as follows:

	Technical &	Hourly	Part-Time	Technical
	Salaried Employees	Workers	Employees	Consultants	Total

Allied	8	—	—	—	8
Mecar	53	264	1	4	322
Mecar USA	10	8	—	—	18

Total	71	272	1	4	348

The classification of employees noted above for Mecar is in accordance with Belgian law. Mecar’s employees, except management, are represented by a labor union. The Company’s relations with the labor union have been good.
Patents and Trademarks
None of the Allied subsidiaries hold significant patents or trademarks.
Environmental Regulations
The Company does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position, although new environmental regulations continue to go into effect in Belgium. Mecar has spent approximately $143 and $400 in 2009 and 2008, respectively, in order to be compliant with current Belgian regulations.
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
Allied’s principal executive offices are located in Vienna, Virginia, where it leases approximately 6,400 square feet of office space. The lease expires in February 2013. The following table shows the principal properties of Allied’s subsidiaries as of December 31, 2009:

			Square Footage
Entity	Location	Property	Owned	Leased

Mecar (1)	Nivelles, Belgium	Office/Mfg	399,068	2,046
Mecar USA (2)	Marshall, TX	Office/Mfg	17,538	36,000

(1)
Mecar’s principal factory is located approximately 25 miles south of Brussels near Nivelles, Belgium. The factory principally consists of a manufacturing and administrative complex which has been occupied by Mecar since 1989. The manufacturing and the administration facility area is approximately 339,000 square feet. There are a number of older buildings on the property that are still used in conjunction with the new complex. A small test firing range is maintained on this property. Mecar also utilizes other test firing ranges, including test ranges located in the United Kingdom, Spain and Portugal. During most of 2009, Mecar operated at approximately 70-80% of its productive capacity, based on the product mix of its backlog in 2009.

(2)
Mecar USA operates from an office and manufacturing facility in Marshall, Texas, constructed in 2005 with assistance from the local development authority. Buildings are located on land which has been leased under a long-term lease agreement with an option to purchase at the end of the lease. See Note V. In addition to the manufacturing facility, Mecar USA has leased 36,000 square feet since 2007. The facilities at Mecar USA have been sized in anticipation of future period revenue growth. Mecar USA is currently operating at 50% of productive capacity.

The above facilities are considered to be in good operating condition, adequate for present use, and have sufficient plant capacity to meet current and anticipated operating requirements.

ITEM 3.	LEGAL PROCEEDINGS
DOJ Subpoena
On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. On the same day, the Company also became aware through a press release issued by the DOJ that an employee of Mecar USA had been indicted by the DOJ for allegedly engaging in schemes to bribe foreign government officials to obtain and retain business. The unsealed indictment of this employee and the DOJ’s press release indicate that the alleged criminal conduct was on behalf of a Decatur, Georgia company which is unrelated to the Company or Mecar USA. Mecar USA’s employment agreement with the employee provides that the employee shall not actively engage in any other employment, occupation or consulting activity that conflicts with the interests of the Company. In light of the employee’s apparent breach of his employment agreement, Mecar USA terminated his employment on January 20, 2010.
According to the DOJ’s press release, the former employee was arrested on January 19, 2010, along with twenty-one other individuals, after a large-scale undercover operation that targeted foreign bribery in the military and law enforcement products industry. The indictments of the twenty-two individuals allege that the defendants conspired to violate the Foreign Corrupt Practices Act (“FCPA”), conspired to engage in money laundering and engaged in substantive violations of the FCPA.
The Company is cooperating with the DOJ and complying with the DOJ’s subpoena in addition to conducting an internal review of the activities of Mecar USA’s former employee. The internal review is being conducted by the Company’s Audit Committee with the assistance of independent outside counsel.
The Company’s internal review and the Company’s response to the DOJ’s subpoena are still in an early stage, and the Company cannot predict the outcome of these matters or the impact, if any, that the internal review or the response to the subpoena may have on the Merger with Chemring (the “Merger”) or on our business, results of operations, liquidity or capital resources.
Litigation Relating to the Merger
Two putative stockholder class action lawsuits related to the Merger were filed since the announcement of the execution of the Merger agreement. On February 19, 2010, the Delaware Court of Chancery entered an order consolidating the two actions. On March 3, 2010, following the filing of the Company’s preliminary proxy statement with the SEC, the plaintiffs filed a consolidated amended class-action compliant, which names as defendants, each of the Company’s directors and a Chemring subsidiary. The consolidated action was dismissed without prejudice effective April 1, 2010.

ITEM 4.	(RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Allied’s Common Stock has been listed for trading on the NYSE Alternext Exchange (formerly American Stock Exchange) since September 15, 1992. Its trading symbol is ADG. Its media listing is under the symbol Allied Defense. The table below shows the high and low sales prices of Allied’s Common Stock during 2009 and 2008:

	2009		2008
	High	Low	High	Low

1st Quarter	$7.15	$3.78	$8.45	$5.62
2nd Quarter	4.84	3.28	7.41	5.01
3rd Quarter	5.26	3.37	7.16	4.82
4th Quarter	7.14	4.72	8.35	4.96
Stockholders. The number of holders of record of the Common Stock at March 10, 2010 was 780.
Dividends. There have been no dividends declared or paid by Allied since November 1992. The payment of dividends is within the discretion of Allied’s Board of Directors and any decision to pay dividends in the future will depend upon an evaluation of a number of factors, including earnings, capital requirements, operating and financial condition, and any contractual limitation then in effect. Under the terms of the Merger agreement, Allied is not permitted to pay any dividends pending the closing of the Merger. Mecar is not allowed to remit a dividend to Allied based on the terms of its borrowing arrangements with its bank group and a Belgian regional agency.
Equity Compensation Plan Information. The following table provides information as of December 31, 2009 about Allied’s Common Stock that may be issued upon the exercise of options and rights under all of Allied’s existing equity compensation plans as of December 31, 2009, including the 2001 Equity Incentive Plan, the 1997 Incentive Stock Plan and the 1992 Employee Stock Purchase Plan (all of which have been approved by Allied’s stockholders), as well as rights to acquire shares of Allied’s Common Stock granted to unaffiliated institutional investors.
In conjunction with the Company’s signing a definitive Merger agreement on January 18, 2010, all equity compensation plans have been suspended pending the Company’s Merger. As such, new future equity awards will not be made unless the Merger transaction fails to close.

			Number of Securities
			Available for Future
	Number of Securities to be	Weighted Average	Issuance Under Equity
	Issued Upon Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options,	Outstanding Options,	(Excluding Securities
	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	390,000	$11.52	253,258
Equity compensation plans not approved by security holders(1)	411,593	$17.89	—

Total	801,593	$14.79	253,258

(1)	Consists of 349,297 warrants issued to purchasers of convertible notes as part of prior financings and 62,296 warrants issued to the financial advisor for such financings.

ITEM 6.	SELECTED FINANCIAL DATA
Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, other than share data)
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
On January 18, 2010, the Company signed a definitive Merger agreement with Chemring Group PLC (“Chemring”). Chemring has agreed to acquire the Company in an all-cash transaction valued at $7.25 per share. The closing of the Merger is subject to obtaining the approval of our stockholders and the satisfaction of the other closing conditions contained in the Merger agreement and may be impacted by the matters described in Item 3 including but not limited to a delay in the closing of the Merger. The Company has postponed the date of its special meeting of stockholders to approve its pending merger with Chemring from April 8, 2010 to April 22, 2010. The special meeting has been postponed in order to provide ADG stockholders with additional time to review the Form 10-K, and in order to provide ADG with additional time to address the matters described in Item 3. ADG has been providing regular updates to Chemring on its progress in addressing such matters and expects to continue to cooperate with Chemring with respect to these matters.
Prior to the fourth quarter of 2008, Allied operated within two primary business segments, the Ammunition & Weapons Effects segment (“AWE”) and the Electronic Security (“ES”) segment. In order to focus on its core competency in ammunition and reduce its debt, the Company began divesting certain of its business units. During 2008, Allied sold one business that had been in the AWE segment, Titan Dynamic Systems, Inc. (“Titan”) and divested Global Microwave Systems Inc. (“GMS”), which had been in the ES business units. On August 7, 2009, the Company completed the sale of the last remaining business in the ES segment, News/Sports Microwave Rental, Inc. (“NSM”).
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
Liquidity and Capital Resources
During the last few years, the Company has faced and continues to face liquidity challenges resulting mainly from the reduction of revenues in 2006 and 2007 and continuing significant operating losses at MECAR. In 2008, the Company’s liquidity was adversely affected by financing and restructuring costs. During that time, the Company implemented a plan to reduce the fixed operating cost base at its subsidiaries. The corporate headquarters also engaged in cost-cutting measures and committed to a plan to divest non-core subsidiaries and repay its convertible notes and MECAR’s revolving cash line. In December 2008, the Company repaid MECAR’s revolving cash line. The Company fully repaid its convertible notes, with the last payment made in January 2009.

At present, the Company and its subsidiaries are operating without the benefit of any line of credit. Each of Mecar and Mecar USA have been operating under substantial cash restrictions and have managed their respective operations with the assistance of receivables factoring, bank overdrafts and stretching payments to vendors and suppliers. Mecar’s cash shortages have precluded it from paying management fees to Allied. Allied has overcome this shortfall by obtaining early, discounted payments from escrows established in connection with the sales of The VSK Group and GMS, which escrows have now been exhausted.
In addition, MECAR’s bank group has agreed to extend its current credit facility for the issuance of performance bonds and advance payment guarantees until April 30, 2010. The current facility provides for a maximum of $39,416 (€27,500) of performance bonds and advance payment guarantees outstanding at one time. Any requirements in excess of this amount are required to be fully cash collateralized by the Company. The banks currently have issued irrevocable performance bonds and advance payment guarantees, expiring after April 30, 2010, with a value of $21,412 (€14,939). Such outstanding performance bonds and advance payment guarantees will remain in place until their individual expiration, which at the minimum, is for the term of the respective contract. Unless the Company is able to extend or replace this financing, it will not be able to sign any new customer contracts that require performance bonds or advance payment guarantees without full cash collaterization. The Company’s possible inability to sign new customer contracts will significantly impact future revenues thereby potentially limiting Mecar’s ability to meet its existing and known or reasonably likely future cash requirements. However, the Company will continue to recognize revenue from contracts in progress with existing performance bond and advance payment guarantees until completion of the contracts. Sales contracts typically extend for a period of 12 to 18 months from signing. In addition, in order to better manage short-term cash flow, members of the bank group have discounted letters of credit and extended the bank overdraft facility during 2009 from time to time.
The Company has been unable to obtain a longer term banking solution in Europe. In 2009, MECAR was approved for additional issuances of performance bonds and advance payment guarantees by a new bank that is not in the bank group. Upon the termination of MECAR’s credit facility on April 30, 2010, future issuances, if any, will have to be provided on a case by case basis. The Mecar bank group has advised that if the Merger does not close by April 30, 2010, the Company should not expect continued short-term financing and short-term extensions of the credit facility by Mecar’s bank group.
The Company has also sought additional working capital financing for its US operations to support MECAR USA; no such financing has yet been obtained. In the interim, MECAR USA has made arrangements to fund its working capital requirements with accounts receivable factoring arrangements and continued stretching of trade creditors. MECAR USA has adequate trade financing in place to execute its current backlog, but future growth will be limited unless long-term working capital financing can be secured.
At December 31, 2009, the Company had $9,021 in cash on hand. For the year ended December 31, 2009, the Company used $3,399 of cash from its continuing operating activities. This usage stems mainly from a $10,551 net loss from continuing operations, offset by $4,961 of non-cash adjustments and $2,191 from a decrease in net operating assets.
Outlook for 2010
On January 18, 2010, the Company signed a definitive Merger agreement with Chemring Group PLC (“Chemring”). Due to the cash flow challenges noted in the Liquidity and Capital Resources section above, if the Merger does not timely close, the Company will need to secure additional financing to support its operations.
As reported under Item 3 Legal Proceedings, the Company is currently complying with a subpoena and communications received from the DOJ. In addition, the Audit Committee of the Board is conducting an internal review of the activities of a former Mecar USA employee. The Company is incurring significant legal expense associated in complying with this subpoena and the internal review and it is uncertain of the outcome of these matters or the impact they may have on the Merger, our business, results of operations, liquidity or capital resources.
Since 2007, Mecar USA revenues have grown significantly as a result of the expansion of its ammunition service business. The Mecar USA executive whose employment was recently terminated was responsible for substantially all of the MECAR USA’s ammunition services contracts. During 2009, MECAR USA recruited an assistant for this former employee and management believes it has the personnel and resources necessary to timely perform on its backlog. Mecar USA continues to pursue new ammunition services contracts, although the loss of its former employee will likely have an adverse impact on Mecar USA’s ability to continue to grow its ammunition service business, for at least the short term.
The continuing loss from operations, the lack of financing, the DOJ subpoena and the loss of a key Mecar USA executive raise doubt about the Company’s ability to continue as a going concern in the event that the Merger does not close. If the Merger does not close, the Company will need to do a substantial refinance which, given the current credit markets, will likely be an equity transaction that will result in significant dilution to the shareholders.
The Company has less than $730 of firm commitments for capital expenditures outstanding as of December 31, 2009.

Results of Operations
Allied had a net loss from continuing operations of $10,551 for the year ended December 31, 2009 as compared to a net loss from continuing operations of $10,976 for the comparable period in 2008. The results were favorably impacted by reduced selling and administration expenses, gains from foreign exchange contracts and changes in the fair value of senior convertible notes and warrants and reduced interest expense associated with the Company’s convertible notes and Mecar’s credit facility, offset by a reduction in revenues of $2,001 and an increased cost of sales of $3,964.
For the year ended December 31, 2009, the Company had net income of $2,244 from discontinued operations as compared to net income of $534 for the comparable period in 2008. The 2009 results were favorably impacted by gains recognized on recoveries of outstanding escrow balances from the VSK and GMS sale transactions.
Net loss was $8,307 for the year ended December 31, 2009 as compared to a net loss of $10,442 for the comparable period in 2008. Results for 2009 benefited from the increase in net income from discontinued operations.
The Company’s results were negatively impacted by the foreign exchange impact on the operations of the Company’s Euro-based business unit. All Euro-based results of operations were converted at the average 2009 exchange rate of 1.3946 and 2008 exchange rate of 1.4713, U.S. Dollar to 1 Euro.
Results of Operations for the Year Ended 2009 compared to 2008

	Years Ended December 31,
	2009	2008

Revenues	$142,423	$144,424

Cost and expenses
Cost of sales	127,933	123,969
Selling and administrative	18,745	19,452
Research and development	2,017	2,277
Impairment of long-lived assets	181	462

Operating loss	(6,453)	(1,736)

Other income (expenses)
Interest income	107	734
Interest expense	(4,007)	(6,403)
Net gain (loss) on fair value of senior convertible notes and warrants	299	(1,104)
Gain (loss) from foreign exchange contracts	669	(1,542)
Other-net	(1,368)	(711)

	(4,300)	(9,026)

Loss from continuing operations before income taxes	(10,753)	(10,762)

Income tax (benefit) expense	(202)	214

Loss from continuing operations	(10,551)	(10,976)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	3,923	2,750
Loss from discontinued operations	(1,679)	(2,216)

	2,244	534

NET LOSS	$(8,307)	$(10,442)

Earnings (Loss) per share — basic and diluted:

Net loss from continuing operations	$(1.30)	$(1.36)
Net earnings from discontinued operations	0.28	0.07

Total loss per share — basic and diluted	$(1.02)	$(1.29)

Weighted average number of common shares:

Basic and Diluted	8,120,428	8,045,239

Revenue. Allied had revenue of $142,423 for 2009, which was 1% lower than prior year’s revenue. The table below shows revenue by segment for the two year period.

	Revenue by Segment
	2009		2008
		% of		% of
	Amount	total	Amount	total
Mecar	$86,393	61%	$112,192	78%
Mecar USA	56,030	39	32,232	22

Total	$142,423	100%	$144,424	100%

Mecar’s revenue for the year ended December 31, 2009 decreased by $25,799 (23%) from the prior period. The decrease in revenue was due to lower manufacturing activity which mainly consisted of smaller, lower price contracts as compared to those executed in the prior year and reduced average exchange rates in the current year. The change in exchange rates accounted for $4,764 of the reduction from the prior period.
For the year ended December 31, 2009, Mecar USA’s revenue increased by $23,798 (74%) over the prior year. The growth in revenue is associated with the expansion of Mecar USA’s ammunition service business. Since February 2008, Mecar USA experienced substantial growth in its ammunition service related business by contracting to resell ammunition manufactured by others, to U.S. and foreign governments. Revenue in the current year mainly resulted from contracts to provide non-standard ammunition to the U.S. government for the benefit of Afghanistan. On these contracts, Mecar USA serves as a sub-contractor to large defense contractors.
Cost of Sales. Cost of sales (COS) as a percentage of revenue was 90% and 86% in 2009 and 2008, respectively. Gross margins, as a percentage of revenues, were 10% and 14% in 2009 and 2008, respectively. The decline of gross margin between the periods was due to lower margin contracts and a reduction in the number of hours worked in 2009 at Mecar. The table below shows cost of sales by segment for the year ended December 31, 2009 and 2008, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	2009		2008
		% of		% of
		segment		segment
	Amount	revenue	Amount	revenue
Mecar	$78,030	90%	$93,716	84%
Mecar USA	49,903	89	30,253	94

Total	$127,933	90%	$123,969	86%

Mecar’s gross profit for the year ended December 31, 2009 was $8,363 (10% of segment revenue) as compared to gross profit of $18,476 (16% of segment revenue) for the year ended December 31, 2008. This decrease was due to having a larger volume of smaller contracts and a mix of contracts with higher direct costs in the current year, which resulted in overall lower gross margins. On certain contracts with foreign governments, these direct costs include commissions to in-country agents. Mecar considers such costs to be directly attributable to its performance on the contract, as such, these costs are included in cost of goods sold. In the year ended December 31, 2009, commission expense was 8% of revenues as compared to 5% of revenues in the prior same year.
For the year ended December 31, 2009, gross profit for Mecar USA was $6,127 (11% of segment revenue) compared to gross profit of $1,979 (6% of segment revenue) in the prior comparable year. The improvement in gross margin resulted from better pricing and larger contracts being executed in the current year. The larger contracts provide better volume pricing from vendors and reduced per unit shipping costs.

Selling and Administrative Expenses. Selling and Administrative (SA) expenses as a percentage of revenue were 13% and 14% for 2009 and 2008, respectively. The table below shows SA expenses by segment for the two year period.

	Selling and Administrative Expenses by Segment
	2009		2008
	Amount	% of total	Amount	% of total
Mecar	$10,121	54%	$10,250	53%
Mecar USA	1,787	10	1,082	6
Corporate	6,837	36	8,120	41

Total	$18,745	100%	$19,452	100%

The decrease of $129 at Mecar was comprised of $751 of lower spending mainly related to professional services offset by a provision for an early retirement program of $622 (€446) booked in the current period. The early retirement program will be paid by Mecar over the next three to five years. The program provides for the immediate elimination of four full time positions.
In mid 2008 and early 2009, Mecar USA expanded its headcount and marketing efforts to handle its increased operating activities. This expansion led to the $705 increase from the prior year. The increased spending stemmed from higher payroll, legal and travel expenses. The decrease of $1,283 in Corporate segment resulted from reduced spending in staffing and professional expenses.
Research and Development. Research and development (R&D) costs decreased $260 for the year ended December 31, 2009 from 2008 levels. All R&D expenses are incurred at Mecar where there is a permanent staff of engineers available for projects. The reduction in R&D expense stemmed from a reduced focus on R&D projects during 2009.
Impairment of Long-Lived Assets. During 2009 and 2008, Corporate recorded $181 and $462, respectively, in impairment charges for long-lived assets related to the Corporate’s ERP computer system. As the Company has reduced its head count and operating units as a result of selling a number of its subsidiaries, the Company determined that the carrying value of the ERP system exceeded its fair value.
Interest Income. Interest income for the years ended December 31, 2009 was $107 as compared to $734 in 2008. The decrease of $627 in interest income was a result of lower interest rates applied to lower average cash levels in 2009 compared to 2008.
Interest expense. Interest expense for the year ended December 31, 2009 was $4,007 as compared to prior year interest expense of $6,403. This decrease was mainly due to the full repayment of the Company’s outstanding convertible notes in January 2009. In addition, Mecar no longer has to accrue interest on past due liabilities related to its social security obligations. Current year interest expense at Mecar includes costs for performance bonds and advance payment guarantees, short-term financing associated with bank overdrafts and interest penalties associated with a delayed sales contract. In addition, in 2009, Mecar agreed to pay its bank group approximately $558 (€400) as a financing fee associated with the cash pledge waiver provided by the bank group. See Note I — Bank Credit Facility for a description of this fee.
Net Gain (Loss) on fair value of senior convertible notes and warrants. For the year ended December 31, 2009, the Company recognized a net gain of $299 related to the fair value of the notes and warrants as compared to a net loss of $1,104 for the comparable period in 2008. Changes in the fair value of the notes and warrants are due primarily to the change in the Company’s closing stock price, the volatility of the Company’s stock price during the period, the redemption features of the notes relative to the Company’s announced subsidiary asset sales and the outstanding principal balance at any point in time. On December 31, 2009, the Company’s stock closed at $4.77 per common share as compared to $6.20 per common share at December 31, 2008. See Note M for a description of these instruments.
Gain (Loss) from Foreign Exchange Contracts. For the year ended December 31, 2009, the Company recognized a gain of $669 associated with Mecar’s foreign exchange contracts as opposed to a loss of $1,542 in the prior year. This gain (loss) is attributed to unrealized gains (losses) from the change in fair value of its participating forward European currency contracts. Mecar has participating forward European currency contracts in place mainly for a significant U.S. Dollar denominated sales contract that spans over the next two years. At the signing of the sales contract Mecar entered into the forward currency contract to protect Mecar’s anticipated profitability on this contract. Subsequent to entering into the forward currency contract, the U.S. Dollar has fluctuated, thereby yielding unrealized gains (losses) on an interim basis relative to the life of the forward contract.

Other — Net. Other — net expenses for the year ended December 31, 2009 increased to $1,368 from $711 in the prior year. This change was due to foreign currency losses incurred from certain vendor payments at Mecar and Mecar USA, as a result of the lower U.S. Dollar position during the year ended December 31 2009 as compared to the prior comparable year. A summary of the contents of this expense is provided in the Note Q — Other — Net of the financial statements.
Pre-Tax Loss.

	Pre-Tax Income (Loss) by Segment
	2009		2008
		% of		% of
		total		total
	Amount	revenue	Amount	revenue
Mecar	$(7,800)	(5)%	$(811)	(1)%
Mecar USA	3,723	3	946	1
Corporate	(6,676)	(5)	(10,897)	(7)

Total	$(10,753)	(7)%	$(10,762)	(7)%

For the year ended December 31, 2009, Mecar had a pre-tax loss of $7,800 as compared to a pre-tax loss of $811 in the prior year. This increase in pre-tax loss was due to lower revenues on lower gross margin contracts executed in the current year. For the year ended December 31, 2009, Mecar USA’s pre-tax income increased by $2,777 from the prior year levels due to higher revenue and improved gross margin in the current year. Corporate’s reduction in pre-tax loss was attributable to reduced administrative expenses associated with restructuring and professional expense of $1,283, reduced net interest expense of $1,246 and a $299 gain recognized from the change in fair value of the notes and warrants in 2009 as compared to a loss of $1,104 from fair value in 2008. In addition, a higher impairment charge for long-lived assets of $462 in 2008 as opposed to $181 impairment charge in 2009 related to the Company’s ERP computer system contributed to the improved results in the current period.
Income Taxes- (Benefit) Expense. The effective income tax rate for the year ended December 31, 2009 and 2008 was (2)% and 2%, respectively. The favorable change in the effective tax rate was due to a 2009 Belgian tax court ruling which reduced 2008 taxable income as well as decreased income tax expense for Mecar. This reduction in income tax expense was recorded as a benefit in the quarter ended June 30, 2009, which coincided with when the Belgian tax court ruling become effective. The Company’s accounting for income taxes is in accordance with ASC 740.
Income (loss) from discontinued operations, net of tax. Net income (loss) from discontinued operations consisted of gains on the sales of subsidiaries and income (loss) from the operations of these discontinued businesses. The table below shows the net income (loss) from discontinued operations for the year ended December 31, 2009 and 2008, respectively.

	For The Year Ended
	December 31,
	2009	2008

NSM	$(1,679)	$(4,290)
GMS	—	2,214
Titan	—	(140)

Income (loss) from discontinued operations	(1,679)	(2,216)
Gain on sale of subsidiaries, net of tax	3,923	2,750

Net income from discontinued operations	$2,244	$534

The Company had net income from discontinued operations of $2,244 for the year ended December 31, 2009 compared to net income from discontinued operations of $534 in the same comparable period of 2008. Current year income includes a loss from the operations of discontinued subsidiaries of $1,679 offset by a gain on the sale of discontinued subsidiaries of $3,923. In the prior period, the Company had loss from the operations of discontinued subsidiaries of $2,216 offset by gains on sale of subsidiaries of $2,750. The increase in the gain on the sale of subsidiaries in the current year stems from the recovery of escrow balances from prior years divestitures. Current year income tax expense on discontinued operations includes an adjustment from 2007 divestiture of The VSK Group. Management believes the impact of the 2007 income tax adjustment is immaterial to the year ended December 31, 2007.

The decline in loss from discontinued operations was mainly due to reduced operating losses at NSM in the current year and a lower write-down of $2,595 of NSM’s assets in current year as compared to the write-down in the prior period, all of which were offset by income generated from GMS during the year ended December 31, 2008.
Net Loss. The Company had net loss of $8,307 for the year ended December 31, 2009 compared to a net loss of $10,442 in the same comparable period of 2008. This change was mainly associated with an improved net income from discontinued operations of $2,244 in the current year as opposed to a lower amount of $534 in the prior comparable period. The improvement in net income from discontinued operations was mainly associated with recoveries of outstanding escrow balances from the sales of The VSK Group and GMS received in the current year.
Backlog. As of December 31, 2009, the Company’s firm committed backlog was $82,425, compared to $185,921 at December 31, 2008. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting, as applicable. The table below shows the backlog by each entity for the two year period.

	Backlog by Segment
	2009		2008
	Amount	%	Amount	%
Mecar	$68,933	84%	$136,396	73%
Mecar USA	13,492	16	49,525	27

Total	$82,425	100%	$185,921	100%

The reduction in Mecar’s backlog resulted from significant progress made on the funded contracts in 2009. Mecar continues to work on a receipt of new contracts or replacement contracts for the existing in progress contracts in the backlog.
The reduction in Mecar USA’s backlog was associated with the significant shipments made under funded contracts in 2009, particularly shipments to Afghanistan for the U.S. government. As publicly announced in October 2009, Mecar USA received funded orders from the U.S. government for approximately $10,700, most of which was as a sub-contractor to a large defense contractor. In addition, Mecar USA received subsequent funded orders from the U.S. government for approximately $6,864 in December 2009.
In addition, the Company had unfunded backlog, which is subject to an appropriation of governmental funds, of approximately $29,272 and $13,439 at December 31, 2009 and 2008, respectively. These are contracts or portions of contracts that do not have all of the appropriate approvals for performance. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog.
The increase in unfunded backlog at December 31, 2009 as compared to the prior comparable year resulted from an unusually low unfunded backlog at Mecar in the prior period. Based on the nature of Mecar’s business, from time to time, Mecar receives large contracts that are executed over the long-term, which can sometimes cause backlog, both funded and unfunded, to have unusual peaks and downs.

Balance Sheet.
The table below provides the summary consolidated balance sheets as of December 31, 2009 and 2008:

	December 31,
	2009	2008

ASSETS
Cash, unrestricted	$9,021	$8,816
Cash, restricted	5,599	9,666
Accounts receivable, net	28,911	12,646
Costs and accrued earnings on uncompleted contracts	14,402	21,999
Inventories, net	19,581	21,508
Contracts in progress	179	1,469
Other current assets	4,679	7,611
Property, plant & equipment	16,545	19,525
Other assets	1,712	459

TOTAL ASSETS	$100,629	$103,699

LIABILITIES
Accounts payable and accrued liabilities	$39,886	$34,157
Customer deposits	15,974	16,731
Other current liabilities	6,408	5,610
Senior convertible notes	—	933
Other long-term liabilities and debt	11,350	11,817

TOTAL LIABILITIES	73,618	69,248

STOCKHOLDERS’ EQUITY	27,011	34,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,629	$103,699

All items on the Company’s December 31, 2009 consolidated balance sheet were affected by a higher value of the Euro in 2009. All Euro-based activity was converted at the December 31, 2009 and 2008 closing exchange rates of $1.4333 and $1.4097 U.S. Dollar to 1 Euro, respectively.
Current assets were $82,372 at December 31, 2009 as compared to $83,715 at December 31, 2008. Current liabilities were $66,823 at December 31, 2009 as compared to $60,495 at December 31, 2008. Working capital, which includes restricted cash, was $15,549 at December 31, 2009 as compared to $23,220 at December 31, 2008. This decrease in working capital of $7,671 was primarily due to an increase in liabilities and the result of the completion of the NSM sale transaction in 2009. NSM’s assets and liabilities were classified as other current assets and other current liabilities, respectively at December 31, 2008. NSM’s net assets held for sale were $3,158 at December 31, 2008.
Unrestricted cash balances increased by $205 to $9,021 at December 31, 2009 due to a net impact between increased usage in operating activities associated with contracts in progress at both Mecar and Mecar USA and cash received from the recoveries of outstanding escrow balances setup for the sale of The VSK Group and GMS in 2009.
Restricted cash balances were $5,599 and $9,666 at December 31, 2009 and 2008, respectively. Restricted cash balance consist mainly of Mecar’s customer deposits of which a portion has been restricted to secure bank issued advance payment guarantees and performance bonds. The decrease of restricted cash balance from December 31, 2008 was associated with a release of expired advance payment guarantees for completed contracts in the current period. In addition, the guarantees from a local Belgium regional agency temporarily reduced restricted cash balances required by Mecar’s bank group. These guarantees reduced Mecar’s restricted cash requirement by $6,450 (€4,500) at December 31, 2009 up from $4,300 (€3,000) at December 31, 2008.
Accounts receivable at December 31, 2009 increased by $16,265 from December 31, 2008 primarily due to the timing of shipments at both Mecar and Mecar USA in the last quarter of 2009. Mecar’s increase in receivables was attributed to client products that were accepted by the customer in December 2009. The increase in Mecar USA’s accounts receivable was associated with shipments made to Afghanistan in the last quarter of 2009 associated with a contract for the U.S. government in which Mecar USA is a sub-contractor.

At Mecar, the costs and accrued earnings on uncompleted contracts declined from $21,999 at December 31, 2008 to $14,402 at December 31, 2009. Likewise Mecar USA’s contracts in progress decreased to $179 at December 31, 2009 from $1,469 at December 31, 2008. The decline of costs and accrued earnings on uncompleted contracts is primarily due to completion and shipments on sales contracts in backlog, thereby reducing the amount of unbilled contracts at the end of the year. The decrease of contracts in progress is associated with completion of shipments under a large contract in 2009 in which prepayments and advance payments are no longer required to be made to Mecar USA’s suppliers at the end of the year.
Inventories decreased by $1,927 from December 31, 2008 to $19,581 at December 31, 2009. This decrease was due to the completion of contracts and reduction of work in process inventory at Mecar, offset by Mecar USA’s increase in inventory and expansion of its business. Mecar USA’s inventory was $806 at December 31, 2009 as compared to $27 at December 31, 2008. This increased balance mainly represents inventory that is to be shipped or awaiting transfer of title on open sales contracts. On the other hand, Mecar’s inventories decreased by $2,706 at December 31, 2009 from an improvement in inventory supply management.
Other current assets decreased to $4,679 at December 31, 2009 from $7,611 at December 31, 2008. This change was mainly due to a reduction in assets held for sale of $4,474 resulting from the sale of NSM on August 7, 2009, offset by an increase in advance payments made to suppliers for contracts in progress at Mecar.
Property, plant & equipment decreased from $19,525 at December 31, 2008 to $16,545 at December 31, 2009. This decline was primarily attributable to depreciation expense of $4,324, offset by an additional capital expenditure of $1,540 in the current period.
Other assets increased from $459 at December 31, 2008 to $1,712 at December 31, 2009. This increase was primarily associated with a note receivable of $1,075 due from the sale of NSM in August 2009.
At December 31, 2009, accounts payable and accrued liabilities, including the accrual for Belgium social security, increased by $5,729 from December 31, 2008. This increase was related to a higher accrual for sales commissions at Mecar and an increase in trade payables at Mecar USA. Although Mecar repaid its entire past due Belgium social security amounts in 2009, this reduction was not enough to offset higher sales commissions in the current year. In addition, as a result of an inventory build up and delivery of significant shipments in December 2009, Mecar USA experienced a high volume of trade payables at year end. Customer deposits decreased by $757 as Mecar and Mecar USA completed the orders for which deposits were collected from customers in 2009. Other current liabilities grew by $798 at December 31, 2009 as a result of higher bank overdraft, offset by a reduction in liabilities held for sale from the sale of NSM in the current period.
With the $928 repayment of principal in January 2009, the Company completely repaid its convertible notes. See Note M of the financial statements for a full description of the transactions.
Other long-term liabilities and debt decreased by $467 at December 31, 2009 from the December 31, 2008 level of $11,817. This decrease was primarily attributable to scheduled principal payments in 2009 and reduced fair value of the warrants and foreign exchange contracts in the current year, offset by a higher accrual setup for early retirement of certain employees at Mecar in the current year.
The decline of Stockholders’ equity of $7,440 at December 31, 2009 from the December 31, 2008 balance of $34,451 was due to the net loss for the current year, offset by an increase in the value of the Euro versus the U.S. dollar. The Euro appreciated by approximately 2% from December 31, 2008. As a result, accumulated other comprehensive income increased from $16,082 at December 31, 2008 to $16,361 at December 31, 2009.
Cash Flows.
The table below provides the summary cash flow data for the periods presented:

	2009	2008

Net cash (used in) operating activities	$(3,399)	$(5,041)
Net cash provided by investing activities	2,813	22,459
Net cash provided by (used in) financing activities	673	(29,800)
Effects of exchange rate on cash	118	(166)

Operating Activities. The Company used $3,399 of cash in its operating activities during 2009 as compared to $5,041 of cash used during 2008. The cash used in continuing operations was $3,399 in 2009 as compared to $7,790 in the prior comparable period. Discontinued operations generated $2,749 of cash in the year ended December 31, 2008.
The decline of cash used from continuing operations resulted mainly from a decrease in net changes in operating assets and liabilities. The change in operating assets and liabilities generated $2,191 of cash in 2009 as compared to a use of $6,957 in the prior comparable period. The most significant change in operating assets and liabilities in 2009 was from an increase in accounts payable and accrued liabilities. The growth in accounts payable and accrued liabilities generated cash of $5,118 in the current year due to delay in scheduled payments as a cash conservation measure. An increase in accounts receivable resulted in higher cash use of $15,937 instead of $7,542 in the prior comparable period due to having higher billings in the fourth quarter of 2009. In addition, a lower increase in costs and accrued earnings on uncompleted contracts generated cash of $7,751 in 2009 as compared to $14,762 in the prior year. The fluctuation in cost and accrued earnings on contracts was due to fewer contracts in process in 2009 compared to the prior year’s level. The Company generated cash of $2,099 from a decline of inventories in 2009 as compared to $2,664 cash used in 2008 as the current year’s inventory levels were maintained more efficiently than at the prior year. As significant amounts of prepayments and deposits to suppliers for contracts in progress expired in 2009, the Company utilized less cash in the current year for these purposes. Furthermore, the change in customer deposits used $1,007 of cash in 2009 as compared to $9,143 of cash used in the prior comparable period. Cash paid for interest was $4,504 and $6,921 for the year ended December 31, 2009 and 2008, respectively. Cash paid for income taxes was $61 and $345 for the year ended December 31, 2009 and 2008, respectively, which included federal, international and state taxes.
Investing Activities. Net cash provided by investing activities decreased by $19,646 from $22,459 of cash generated in 2008 to $2,813 of cash generated in 2009. This fluctuation stemmed from lower net proceeds received from the disposition of NSM and the recoveries of outstanding escrows from The VSK Group and GMS of $4,213 in 2009 as compared to the proceeds received from the dispositions of GMS and Titan of $24,286 in 2008.
Financing Activities. The Company generated $673 of cash from its financing activities during the year ended December 31, 2009 compared to $29,800 of cash used during the same period in 2008. This improvement in cash use was related to the repayment of a majority of outstanding principal due on the convertible notes of $19,428 and the repayment of the bank overdraft facility of $6,834 with no additional borrowings incurred in 2008. In 2009, the Company made repayments of $1,341 for principal due on the convertible notes and for capital lease obligations, offset by $2,187 of cash generated from increased short-term borrowings on the bank overdraft facility.
Effects of Exchange Rate. Due to the fluctuation in the exchange rate between the USD and the Euro between December 31, 2009 and 2008, the Company generated cash of $118 in the current period as compared to used cash of $166 in the same comparable period of 2008, related to the effects of currency on cash balances.
Allied. Corporate continues to fund its operations from management fees and proceeds of divestitures. In 2009, Corporate cash requirements were largely met by obtaining early release of escrow funds from subsidiary divestitures. These escrow funds have all been fully depleted in 2009. Corporate plans to fund operations in 2010 from repayments of intercompany loans and management fees. In addition, Allied is expecting to collect funds from a note related to the sale of NSM. Mecar and Mecar USA are projected to operate without financing from Allied.
Mecar. Mecar continues to operate from internally generated cash and advances received from customers. In addition, a loan of approximately $8,600 was provided by a local Belgian regional agency to extend Mecar’s working capital in December 2007. This loan will be repaid over the remaining three years beginning in 2010. The bank facility agreement provides a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The existing credit facility is scheduled to expire on April 30, 2010. The Company is currently negotiating with Mecar’s bank group to extend the performance bond and advance payment guarantee line. In 2009, Mecar began a relationship with a new bank to provide performance bond and advance payment guarantees on a case by case basis. During the first quarter of 2010, the new bank provided an approximately $6,163 of performance bonds and advance payment guarantees. To date, all required bonds and guarantees have been issued.
Mecar USA. Mecar USA operated in 2009 from cash generated from operations. From time to time in 2010, Mecar USA has been factoring certain receivables to address its short-term cash shortfalls.

Stock Repurchases. The Company did not repurchase any shares of its common stock in 2009 and does not expect to repurchase any shares in 2010.
Future Liquidity. On January 18, 2010, the Company signed a definitive Merger agreement with Chemring Group PLC (“Chemring”). If the Merger does not timely close, the Company will need to secure additional financing to support its operations. If Mecar is unable to secure a new bank facility, Mecar may not be able to accept new sales contracts from its customers that require performance bonds or advance payment guarantees.
Off-Balance Sheet Arrangements. As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2009, we are not involved in any unconsolidated SPE transactions.
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
Revenue Recognition. We believe our most critical accounting policies include revenue recognition and cost estimation on fixed price contracts for which we use the percentage of completion method of accounting. The percentage of completion method is used by Mecar for substantially all of its fixed price sales contracts. Approximately 61% and 78% of consolidated revenue was recognized under the percentage of completion method during 2009 and 2008, respectively.
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

Accounting for the profit on a contract requires (1) the total contract value, (2) the estimated total direct labor cost to complete which is equal to the sum of the actual incurred labor costs to date on the contract and the estimated labor costs to complete the contract’s scope of work, and (3) the measurement of progress towards completion. The estimated profit or loss on a contract is equal to the difference between the contract value and the estimated total cost at completion. Adjustments to original estimates are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. For contract modifications supported by a change in contract price, profit on such contract modifications are only recognized upon receipt of a signed contract amendment and only in the proportion of such contract’s progress towards completion. For modifications not supported by a change in contract price, those additional costs are treated as contract costs and charged to expense in the proportion of such contract’s progress towards completion. A number of internal and external factors affect our cost of sales estimates, including labor rates and efficiency variances and testing requirements. While we believe that the systems and procedures, coupled with the experience of the management teams, provide a sound basis for our estimates, actual results will differ from management’s estimates. The complexity of the estimation process and issues related to the assumptions, risks and uncertainties inherent with the application of the percentage of completion method affect the amounts reported in our financial statements.
On contracts that do not qualify for the percentage of completion method, revenue is recognized using the completed contract method under which revenue is recognized when the contract is completed or substantially completed. Using the completed contract method, we recognize revenue on a shipment basis, usually FOB shipping point. Revenues from pass through contracts are evaluated based on the guidelines of ASC 605-45 Reporting Revenue Gross as a Principal versus Net as an Agent. Accordingly, the Company bases its decision on whether to report revenue from such pass through contracts on a gross basis or net basis based on the relative strength of each of the following factors: whether the Company (1) is the primary obligor in the arrangement, (2) has general inventory risk, (3) has latitude in establishing price, (4) changes the product or performed part of the service, (5) has discretion in supplier selection and (6) is involved in the determination of product or service specifications. There are no provisions related to performance, cancellation, termination or refunds.
Inventory reserves and allowance for doubtful accounts. Inventories are stated at the lower of cost or market. Cost is determined based on the weighted average cost method. The Company’s inventory reserves include raw materials, work-in process and finished goods of $2,948 as of December 31, 2009. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items to their net realizable value. The write-down is based on current and forecasted demand and the age of the item, and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. Some of our customers share the same weapons platforms. For these customers, MECAR, at times, produces inventory in anticipation of receiving signed contracts for their manufacture. This inventory, while designated for a particular contract, can be used to fulfill other contracts as long as the customer uses the same weapons platform. At times the Company may have inventory in excess of the amount designated in a signed contract. The Company feels that this inventory is still realizable as it is able to sell it to other customers that share the same platforms. Allowances for doubtful accounts are evaluated based upon detailed analysis and assessment of receivables that may not be collected in the normal course of operations.
Foreign Currency Translation. The assets and liabilities of ARC Europe, its subsidiary Mecar, and ARC BV, are translated into U.S. dollars at year-end exchange rates. The resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. In years with greater currency fluctuation, the impact on the apparent change for the same line item (e.g. Property, Plant & Equipment) would appear more significant than if all assets or liabilities were held in the same functional currency (e.g. US Dollars). As of December 31, 2009, 85% of all Company assets are located in Belgium, making the Company sensitive to year-to-year fluctuations in currency, particularly the Euro. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations. For 2009 and 2008, revenue from Belgium represented 61% and 78% of the total revenue for the Company, respectively. The Company recognizes the significance of foreign subsidiary operations on reported financial results thus making this a critical accounting policy.

Derivative Instruments. The Company designates its derivatives based upon the criteria established by ASC 815, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. ASC 815 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company no longer utilizes derivatives that are designated as fair value or cash flow hedges. Therefore, changes in fair value of the Company’s derivatives are recognized currently in net income. The Company believes that derivative accounting is critical to its estimates and financial reporting.
Valuation of deferred income taxes. The Company is subject to taxation by federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The Company believes that it has recorded adequate liabilities and reviews those balances on a quarterly basis. Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance is established for the amount of the deferred tax assets that are determined not to be realizable. Currently, the Company has full valuation allowances recorded for all deferred tax assets based mainly on the substantial losses incurred over the past five years. The Company will continue to evaluate the adequacy of these valuation allowances on a quarterly basis as Mecar performs on its backlog.
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
There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item. BDO Seidman, LLP was the Company’s independent registered public accounting firm for both 2009 and 2008.

ITEM 9A (T).	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2009.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2009.
Changes in Internal Control Over Financial Reporting
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
In response to the material weakness in internal control over financial reporting described above, management, has taken the following steps to remediate the above listed material weakness: (i) implementing accounting procedures to reconcile and monitor inventory balances each month, and report exceptions and trends in account balances; (ii) enhancing physical inventory count procedures to ensure more accurate physical counts; and (iii) extending internal audit procedures performed by a third party consultant to include the inventory cycle. The material weakness will be fully remediated when, in the opinion of management, the revised control processes have been operating for a sufficient period of time to provide reasonable assurance as to its effectiveness. The remediation and ultimate resolution of our material weakness has been reviewed with the Audit Committee of our Board of Directors. We have concluded that our remediation efforts have effectively addressed our previously disclosed material weakness relating to inventory accounting at our Belgian subsidiary.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permits the company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION
The Annual Meeting of Shareholders of the Company, for which proxies were solicited pursuant to Registration 14A under the Securities Exchange Act of 1934, as amended, was held on November 13, 2009.

At the Annual Meeting, each of the following nominees was elected to the Board of Directors according to the following votes:

Director Name	FOR	WITHHELD	Broker Non-Votes
J. H. Binford Peay, III	5,636,911	1,163,496	979,963
John G. Meyer, Jr.	5,617,044	1,183,363	999,830
Ronald H. Griffith	6,492,255	308,152	124,619
Gilbert F. Decker	5,018,733	1,781,674	1,598,141
Charles S. Ream	5,089,659	1,710,748	1,527,215
John J. Marcello	6,416,282	323,125	139,592
Frederick G. Wasserman	4,995,192	1,805,215	1,621,682
Tassos D. Recachinas	6,583,618	216,789	33,256
At the Annual Meeting, the shareholders ratified the appointment of BDO Seidman LLP as the Company’s independent registered public accounting firm for 2009 according to the following votes:

	FOR	AGAINST	ABSTAIN	Broker Non-Votes
Ratification of BDO Seidman as Independent Registered Public Accounting Firm	6,767,564	12,101	20,742	1,429,138
PART III

ITEM 10.	DIRECTORS EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following are the directors of Allied:

	Year in which first
Name of Nominee	elected a director	Age	Principal business occupation for past five years and other directorships

J. H. Binford Peay, III	2000	69	Superintendent of the Virginia Military Institute since June 2003; Chairman of the Board of the Company since January 2001; Chief Executive Officer of the Company from January 2001 — June 2003; formerly, Commander in Chief, United States Central Command, Vice Chief of Staff of the United States Army and a consultant. Also a director of BAE Systems, Inc., a subsidiary of BAE Systems, plc, an international defense and aerospace company and a president of FT Campbell Historical Foundation. As having served as the Chairman of the Board for the Company since 2001 and its Chief Executive Officer from 2001 to 2003, Mr. Peay has extensive knowledge of the Company’s business and history. His military background provides the Board with relevant industry experience. Mr. Peay currently serves on the board of one other non-public Company.

John G. Meyer, Jr.	2003	65	Consultant; Chief Executive Officer of RedX Defense, Inc., a provider of explosive detection devices from July 2009 to September 2009; serves as a director of Heckler & Koch since 2005; Chief Executive Officer of Heckler & Koch, a defense contractor, from June 2005 — August 2007; Chief Executive Officer of the Company from June 2003 — June, 2005; President of the Company from January 2003 — June 2005; Chief Operating Officer of the Company from January 2001 — May 2003; Executive Vice President of the Company from January 2001 — January 2003; retired from United States Army having served as its most senior Public Affairs Officer. Mr. Meyer has proven business acumen, having served as the chief executive officer of several defense industry companies including serving as the Chief Executive Officer of the Company from 2003 to 2005. His military background provides the Board with relevant industry experience. Mr. Meyer currently serves on the board of one other non-public Company.

	Year in which first
Name of Nominee	elected a director	Age	Principal business occupation for past five years and other directorships

Ronald H. Griffith	2000	70	Executive Vice President and Chief Operating Officer of MPRI, Inc., a professional services company, since 1998; formerly, Vice Chief of Staff of the United States Army. Mr. Griffith has served on the Company’s Board since 2000. As one the longest serving Board members, Mr. Griffith provides great insight on the Company’s business and history. Also, his military background provides the Board with relevant industry experience.

Gilbert F. Decker	2002	72	Consultant to defense and aerospace companies since 2001; Executive Vice President of Engineering and Production of Walt Disney Imagineering from 1999 to 2001. Also a director of CoVant Technologies, Ltd. and a retired director of Alliant Techsystems, Inc. (1997 — 2007), Digital Fusion Inc. (2002 — 2008), and Anteon Corporation (1997 — 2006). Served as Assistant Secretary of the Army from 1994 — 1997. Mr. Decker’s work in the defense and aerospace industry provides the Board with relevant industry experience as does his military service. Mr. Decker currently serves on the boards of one other non-public company.

Charles S. Ream	2006	65	Retired as the Executive Vice President and Chief Financial Officer of Anteon International Corporation, having served in that capacity from 2003-2006; Senior Vice President and Chief Financial Officer of Newport News Shipbuilding Inc. from 2000-2001; Senior Vice President of Finance and Strategic Initiatives of Raytheon Systems Company from 1998-2000. Also a director of DynCorp International Inc., Stanley, Inc. and Vangent, Inc. Mr. Ream is a retired director of Stewart and Stevenson from 2004 to 2006. Mr. Ream’s experience brings to the Board a strong understanding of public company governance and operations. Mr. Ream has extensive financial experience as having served as a chief financial officer at several industry related companies.

John J. Marcello	2006	62	President and Chief Executive Officer of the Company since June, 2005; Managing Director/Chief Operating Officer of MECAR S.A., a munitions manufacturer and subsidiary of the Company from November, 2002 — June, 2005; retired from United States Army having served as a Major General. Also a director of Optelecom-NKF. As the only management representative on the Board, Mr. Marcello provides an insider’s perspective in Board discussions about the business and strategic direction of the Company and has experience in the Company’s international business having served as Managing Director of the Company’s Belgian subsidiary.

Frederick G. Wasserman	2006	55	President of FGW Partners LLC, which provides financial and management consulting services, since May 2008; Self-employed financial and management consultant, from January 2007 — April 2008; Chief Operating/Financial Officer of Mitchell & Ness Nostalgia Company, a manufacturer of licensed sportswear, during 2005; President of Goebel of North America, a manufacturer of select giftware and home décor items, from 2002 -2005; Chief Financial Officer of Goebel of North America from 2001 — 2005. Also a director of Acme Communications, Inc., AfterSoft Group, Inc., Crown Crafts, Inc., Breeze Eastern Corporation, and Gilman + Ciocia, Inc. Recently elected to be Chairman of the Board of TeamStaff, Inc. An experienced board member, Mr. Wasserman serves on six boards of companies, representing a diverse range of industries. Mr. Wasserman has extensive financial experience as having served as a chief financial officer at several companies. Mr. Wasserman was elected as a representative of one of the Company’s largest shareholders.

	Year in which first
Name of Nominee	elected a director	Age	Principal business occupation for past five years and other directorships

Tassos D. Recachinas	2008	26	Managing Member of Sophis Investments LLC, a diversified investment management firm specializing in research-driven value investing, since April 2008; Senior Investment Analyst with Pirate Capital LLC from 2007 — 2008; Equity Research Associate at Raymond James & Associates from 2005 — 007, where he provided equity research coverage on several Defense and Technology companies; Summa Cum Laude, The George Washington University, where he graduated from the Honors Program and first in his class studying mechanical/aerospace engineering; also a Pembroke Scholar, having studied engineering and economics at Oxford University in England. Mr. Recachinas is the only Board member with a background in investment banking which has added a valuable perspective in Board discussions. Mr. Recachinas also served, at one time, as a representative of one of the Company’s largest shareholders.
The Audit Committee is currently comprised solely of independent members of the Board of Directors, consisting of Messrs. Decker, Ream and Wasserman. Among its functions, the Audit Committee (i) recommends the selection of the Company’s independent registered public accountants, (ii) reviews the scope and conduct of the independent public accountants’ audit activity and other services, (iii) reviews the financial statements and associated press releases and required filings with the Securities and Exchange Commission, and (iv) reviews the adequacy of the Company’s basic accounting and internal control systems. Each of the Audit Committee members satisfy the independence requirements and other established criteria of NYSE AMEX and the Securities and Exchange Commission. The Board of Directors has determined that each of Gilbert F. Decker, Charles S. Ream and Frederick G. Wasserman qualify as an “audit committee financial expert” as defined under applicable Securities and Exchange Commission rules and is financially sophisticated as defined by NYSE AMEX rules.
The Compensation Committee is currently comprised solely of independent members of the Board of Directors, consisting of Messrs. Ream, Griffith and Recachinas. The Compensation Committee establishes the Company’s executive compensation program. It also periodically reviews the compensation of executives and other key officers and employees of the Company and its subsidiaries.
The Nominating Committee is currently comprised solely of independent members of the Board of Directors, consisting of Messrs. Griffith and Decker. The Nominating Committee is responsible for soliciting and recommending candidates for the Board of Directors. The Nominating Committee does not have any formal minimum qualifications for director candidates. The Board of Directors first evaluates the current members of the Board willing to continue in service. The Committee evaluates performance in office to determine suitability for continued service, taking into consideration the value of continuity and familiarity with the Company’s business. If any member of the Board does not wish to continue in service or if the Board decides not to re-nominate a member for re-election, the Nominating Committee then identifies the desired skills and experience of a new candidate. Among other factors, the Nominating Committee considers a candidate’s business experience and skills, personal integrity and judgment, and possible conflicts of interest. To date, the Nominating Committee has not utilized the services of any search firm to assist it in identifying director candidates. The Nominating Committee’s policy is to consider director candidate recommendations from its shareholders, including confirmation of the candidate’s consent to serve as a director. Upon receipt of such a recommendation, the Nominating Committee will solicit appropriate information about the candidate in order to evaluate the candidate, including information that would need to be described in the Company’s proxy statement if the candidate was nominated. Candidates recommended by shareholders will be evaluated on the same basis as other candidates.
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
All directors were elected/re-elected to the Board based on the shareholders votes received on November 13, 2009.

Executive Officers
All of our executive officers are appointed annually. None of our executive officers was selected pursuant to any arrangement or understanding between the officer and any other person. The name, age, offices and positions of our executives held for at least the last five years, were as follows:
Mr. Marcello is the President and Chief Executive Officer of Allied.
Monte L. Pickens, age 64, was appointed Executive Vice President and Chief Operating Officer in May 2003. Previously, Mr. Pickens was the Vice President of T. Marzetti Company. Mr. Pickens retired from the U.S. Army as a Colonel.
Deborah F. Ricci, age 45, was appointed Treasurer and Chief Financial Officer in April 2007. Ms. Ricci was promoted from her position as Controller and Corporate Secretary, which she held from early 2006. Previously, Ms. Ricci served as Chief Financial Officer of Hemagen Diagnostics, Inc.
Wayne F. Hosking, Jr., age 43, was appointed Vice President for Corporate Strategic Development in April 2004.
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
SUMMARY COMPENSATION TABLE
As Of December 31, 2009

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
				Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	Salary	Bonus	($)	($)(1)	($)	($)	($)(2)	($)

John J. Marcello,	2009	$303,850	$—	$—	$36,030	$—	$—	$28,500	$368,380
Chief Executive Officer	2008	303,850	—	—	—	—	—	55,758	359,608

Monte L. Pickens,	2009	$247,200	$—	$—	$30,025	$—	$—	$28,500	$305,725
Executive Vice President	2008	247,200	—	—	26,743	—	—	27,000	300,943

Deborah F. Ricci	2009	$206,000	$—	$—	$30,025	$—	$—	$20,600	$256,625
Chief Financial Officer	2008	206,000	—	—	—	—	—	20,462	226,462

(1)
The amounts in this column reflect the aggregate grant date fair value, in accordance with FASB ASC 718, of option grants made under the 2001 Equity Incentive Plan in 2009 and 2008, respectively. Assumptions used in the calculation of these amounts are included in Footnote A to the Company’s audited financial statements included in this Form 10-K.

(2)
This column includes the contribution to a participant’s 401(K) plan account equal to 10% of an employee’s base salary. In 2008, this column includes tax payments of $28,758, to Belgium for Mr. Marcello based on income earned by Mr. Marcello in Belgium. For Mr. Marcello and Mr. Pickens this column also includes a payment of $4,000 each for premiums for life insurance policies.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
AS OF DECEMBER 31, 2009

	Option Awards						Stock Awards
									Equity
									Incentive	Equity
									Plan	Incentive Plan
									Awards:	Awards:
				Equity					Number of	Market or
				Incentive Plan					Unearned	Payout Value
	Number of	Number of		Awards:				(3) Market	Shares,	of Unearned
	Securities	Securities		Number of			Number of	Value of	Units, or	Shares, Units
	Underlying	Underlying		Securities			Shares or Units	Shares or	Other	or Other
	Unexercised	Unexercised		Underlying	Option	Option	of Stock that	Units of Stock	Rights That	Rights That
	Options (#)	Options (#)		Unearned	Exercise	Expiration	Have Not Vested	That Have Not	Have Not	Have Not
Position	Exercisable	Unexercisable		Options (#)	Price	Date	(#)	Vested ($)	Vested ($)	Vested ($)

John J. Marcello,	—	30,000	(2)	—	$4.30	3/23/2012	—	$—	—	—
Chief Executive Officer

Monte L. Pickens,	40,000	—		—	$23.95	3/6/2010	—	$—	—	—
Executive Vice President	10,000	—		—	$7.44	3/4/2010	—	$—	—	—
	—	25,000	(2)	—	$4.30	3/23/2012	—	$—	—	—

Deborah F. Ricci	24,000	6,000	(1)	—	$15.05	5/31/2011	3,000	$14,310	—	—
Chief Financial Officer	—	25,000	(2)	—	$4.30	3/23/2012	—	$—	—	—

(1)	Options vest on May 1, 2010.

(2)	Options vest on March 23, 2010.

(3)	Based on closing price of common stock at December 31, 2009 of $4.77 per share.

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
In the event of any termination within twelve (12) months following a change of control, the named executive officers will be entitled to the following severance payments:
Both John J. Marcello and Monte L. Pickens would receive a lump sum payment equal to the sum of two (2) times base salary at time of termination plus two (2) times average annual bonus earned during the three (3) most recent years. Deborah F. Ricci would receive a lump sum payment equal to the sum of two (2) times base salary at the time of termination plus two (2) times the greater of the average annual bonus earned during the three (3) most recent years or the “target” bonus as defined as 50% of the base salary. Wayne F. Hosking would receive a lump sum payment equal to the sum of two (2) times base salary at the time of termination plus two (2) times the greater of the average annual bonus earned during the three (3) most recent years or the “target” bonus as defined as 40% of the base salary. At December 31, 2009, this would have resulted in severance payments of $640,700, $524,400, $618,000 and $547,960 to Messrs. Marcello, Pickens, Ms. Ricci and Mr. Hosking, respectively. In addition, each named executive officer would be entitled to continue to receive medical, dental, vision, life, short and long-term disability insurance coverage, business travel accident insurance, flexible spending account and employee assistance program participation and the 401(k) benefit for two (2) years. Mr. Pickens is also entitled to receive two (2) years of long-term care insurance.
In the event of any termination initiated by the Company without cause or initiated by the named executive officer following a material adverse alteration or diminution in the nature of his status or authority, a reduction in his title or a reduction in his base salary, the named executive officers would be entitled to the following severance payments:
Both John J. Marcello and Monte L. Pickens would receive a lump sum payment equal to the sum of one (1) times base salary at the time of termination plus one (1) times average annual bonus earned during the three (3) most recent years. Deborah F. Ricci would receive a lump sum payment equal to the sum of one (1) times base salary at the time of termination plus one (1) times the greater of the average annual bonus earned during the three (3) most recent years or the “target” bonus as defined as 50% of the base salary. Wayne F. Hosking would receive a lump sum payment equal to the sum of one (1) times base salary at the time of termination plus one (1) times the greater of the average annual bonus earned during the three (3) most recent years or the “target” bonus as defined as 40% of the base salary. At December 31, 2009, this would have resulted in severance payments of $320,350, $262,200, $309,000 and $273,980, respectively. In addition, each named executive officer would be entitled to continue to receive medical, dental, vision, life, short and long-term disability insurance coverage, business travel accident insurance, flexible spending account and employee assistance program participation and the 401(k) benefit for one (1) year. Mr. Pickens is also entitled to receive one (1) year of long-term care insurance.
We also have restricted stock and stock option agreements with our named executive officers which provide for accelerated vesting in the event of a termination of employment within twelve (12) months following a change of control, in the event of a termination of employment initiated by the Company “without cause”, or in the event of a termination of employment initiated by the executive as described above. As of December 31, 2009, these provisions would have resulted in the following acceleration of vesting:
John J. Marcello — Options for 30,000 shares of stock
Monte L. Pickens — Options for 25,000 shares of stock
Deborah F. Ricci — 3,000 shares of restricted stock and Options for 31,000 shares of stock
Wayne F. Hosking — Options for 30,000 shares of stock

COMPENSATION OF DIRECTORS
Prior to March 2009, each director is compensated for service at the annual rate of $60,000 of which $36,000 must be paid in Allied stock although directors may elect to receive the entire $60,000 of compensation in Allied stock. In March 2009, the Board of Directors further amended the compensation plan to decrease the annual compensation payable to its non-employee directors to $54,000. This amendment was effective on July 1, 2009. The directors are allowed to defer receipt of the cash and/or the Allied stock until they retire from the Allied board. As Chairman of the Board, General Peay received the same cash and stock-based compensation as paid to non-employee members of the Board of Directors plus a reimbursement of annual premiums paid on a $1 million life insurance policy, together with all applicable income taxes. The Company has been paying the annual premiums since General Peay joined the Company in 2001, as Chairman and Chief Executive Officer. The Company also reimburses directors for out-of-pocket expenses incurred in connection with their service.
DIRECTOR COMPENSATION

					Change in
					Pension Value
				Non-Equity	and
	Fees Earned			Incentive	Nonqualified
	or Paid in	Stock Awards		Plan	Deferred	All Other
	Cash	(2) (3) (4)	Option Awards	Compensation	Compensation	Compensation	Total
Name(1)	($) (3) (6)	($) (6)	($)	($)	Earnings	($)(5)	($)

J. H. Binford Peay, III	$0	$54,000	—	—	—	$60,100	$114,100
John G. Meyer, Jr.	$0	$54,000	—	—	—	—	$54,000
Ronald H. Griffith	$0	$54,000	—	—	—	—	$54,000
Gilbert F. Decker	$21,600	$32,400	—	—	—	—	$54,000
Charles S. Ream	$0	$54,000	—	—	—	—	$54,000
Frederick G. Wasserman	$0	$54,000	—	—	—	—	$54,000
Tassos D. Recachinas	$0	$54,000	—	—	—	—	$54,000

(1)	Mr. Marcello, Chief Executive Officer, does not receive additional compensation as a director. All of his compensation is reported in the Summary Compensation Table.

(2)	Mr. Meyer has elected to defer his annual compensation received as director until he ceases to serve on the Board.

(3)	Mr. Decker has elected to defer his 60% of the annual compensation received as director until he ceases to serve on the Board and elected to receive 40% of the annual compensation in cash.

(4)
Cumulative stock compensation for each of the above as a non-employee member of the Company’s Board of Directors are as follows: Mr. Peay, 38,523 shares; Mr. Meyer, 33,690 shares with 32,129 deferred; Mr. Griffith, 39,693 shares; Mr. Decker, 31,414 shares with 29,414 deferred; Mr. Ream, 32,129 shares; Mr. Wasserman, 30,492 shares; and Mr. Recachinas, 25,811 shares as of July 1, 2009.

(5)
This is the annual payment for a $1 million life insurance policy including the gross-up for taxes. The Company has been paying these premiums since Mr. Peay joined the Company in 2001, as Chairman and Chief Executive Officer.

(6)	Compensation earned and received from July 1, 2009 to June 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information with respect to the shares of the Company’s common stock which is held by the only persons known to the Company to be the beneficial owners of more than 5% of such common stock based upon the most recent filings made by the undersigned with the Securities and Exchange Commission:

		Amount and Nature of	Percent of
Title of Class	Name and Address of Beneficial Owner	Beneficial Ownership	Class(1)

Common	Aegis Financial Corporation (2)	1,082,301	13.24%
	1100 North Glebe Rd	Owned directly
	Suite 1040
	Arlington, Virginia 22201
Common	Wynnefield Capital Management, LLC (3)	587,235	7.18%
	450 Seventh Avenue	Owned directly
	Suite 509
	New York, New York 10123
Common	Dimensional Fund Advisors LP(4)	586,903	7.18%
	Palisades West, Building One	Owned directly
	6300 Bee Cave Road,
	Austin, Texas 78746
Common	RBC Global Asset Management (U.S.) Inc.(5)	461,256	5.64%
	100 South Fifth Street, Suite 2300	Owned directly
	Minneapolis, MN 55402

(1)	Based upon 8,175,480 shares of common stock outstanding as of December 31, 2009.

(2)	Aegis Financial Corporation, The Aegis Value Fund and Scott L. Barbee jointly filed its Schedule 13G with the SEC on February 12, 2010.

(3)
Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Joshua H. Landes, Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I., and Wynnefield Small Cap Value Offshore Fund,Ltd., filed a Schedule 13D/A with the SEC on June 29, 2007.

(4)	Dimensional Fund Advisors, Inc. (“Dimensional”), a registered investment adviser, filed an amended Schedule 13G/A with the SEC on February 8, 2010.

(5)	RBC Global Asset Management (U.S.) Inc., a registered investment adviser, filed its Schedule 13G with the SEC on February 10, 2010.

The following information is furnished as of December 31, 2009, with respect to the beneficial ownership by management of the Company’s common stock:

	Name and Address of	Amount and Nature of		Percent of
Title of Class	Beneficial Ownership	Beneficial Owner		Class(1)

Common	J. H. Binford Peay, III	310,028	(2)	3.70%
		Owned directly
Common	John G. Meyer, Jr.	102,800	(3)	1.25%
		Owned directly
Common	Monte L. Pickens	77,255	(4)	*
		Owned directly
Common	John J. Marcello	72131	(8)	*
		Owned directly
Common	Deborah F. Ricci	67,880	(6)	*
		Owned directly
Common	Ronald H. Griffith	49,267		*
		Owned directly
Common	Gilbert F. Decker	39,784	(5)	*
		Owned directly
Common	Charles S. Ream	36,214		*
		Owned directly
Common	Wayne F. Hosking	31,969	(7)	*
		Owned directly
Common	Frederick G. Wasserman	30,492		*
		Owned directly
Common	Tassos D. Recachinas	25,811		*
		Owned directly
Common	All executive officers and	843,631	(9)	9.78%
	directors as a group	Owned directly

(1)	Based upon 8,175,480 shares of common stock outstanding plus any outstanding options by director and officer and shares issuable upon retirement from the Board.

(2)	Includes stock options for 200,000 shares which may be exercised within sixty (60) days.

(3)	Includes 32,129 shares issuable upon retirement from the Board pursuant to the Directors Deferred Compensation Plan.

(4)	Includes stock options for 75,000 shares which may be exercised within sixty (60) days.

(5)	Includes 29,414 shares issuable upon retirement from the Board pursuant to the Directors Deferred Compensation Plan.

(6)	Includes stock options for 55,000 shares which may be exercised within sixty (60) days.

(7)	Includes stock options for 30,000 shares which may be exercised within sixty (60) days.

(8)	Includes stock options for 30,000 shares which may be exercised within sixty (60) days.

(9)	This total includes stock options for 390,000 shares which may be exercised within sixty (60) days and (9) 61,543 shares issuable upon retirement from the Board.

*	Less than 1.00%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The following members of the Board of Directors of the Company have been determined to qualify as independent members of the Board of Directors pursuant to the standards set forth by the NYSE Amex (formerly American Stock Exchange): John G. Meyer, Jr., Gilbert F. Decker, Ronald H. Griffith, Charles S. Ream, Frederick G. Wasserman, and Tassos D. Recachinas. The Company’s Audit, Compensation and Nominating Committees consist solely of independent directors.
Procedures for Approval of Related Party Transactions
Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICE
The following table sets forth the fees paid by the Company to BDO Seidman LLP (BDO) for audit and other services provided for 2009 and 2008:

	(In Thousands)
	2009	2008
Audit fees	$633	$700
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$633	$700

Audit fees include work in connection with quarterly reviews.
Statutory audit fees of approximately $146 and $147 were included in the table above for Audit fees paid by the Company in 2009 and 2008 respectively, to the principal auditor.
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

2.1	Merger Agreement, dated as of January 18, 2010, between The Allied Defense Group, Inc., and Chemring Group PLC (Incorporated by reference from Form 8-K filed on January 19, 2010).
3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).
3.2	Amended and Restated By-Laws (Incorporated by reference from Form 10-Q filed in August 2004).
4.1	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).
4.2	First Amendment To Rights Agreement, dated as of June 15, 2006 (incorporated by reference from Form 8-A/A filed on June 21, 2006).
4.3	Second Amendment To Rights Agreement, dated as of November 30, 2006 (incorporated by reference from Form 8-K filed on December 7, 2006).
4.4	Third Amendment To Rights Agreement, dated as of January 18, 2010 (incorporated by reference from Form 8-K filed on January 19, 2010).
10.1	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 10-Q filed in August 2005).
10.2	Employment Agreement between Allied and Deborah F. Ricci (Incorporated by reference from Form 10-Q filed in May 2007).
10.3	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).
10.4	Employment Agreement letter amendment between Allied and Monte L. Pickens (Incorporated by reference from Form 10-Q filed in August 2004).
10.5	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).
10.6	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001, April 2002 and May 2005).
10.7	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).
10.8	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).
10.9	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.10	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.11	Amendment to Lease Agreement.
10.12	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).
10.13	Amended and Restated International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2008).
10.14	Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Form 10-Q filed in August 2004).
10.15	Stock Option Agreement-Employee Form (Incorporated by reference from Form 10-Q filed in November 2004).
10.16	Director’s Stock Option Agreement-Director Form (Incorporated by reference from Form 10-Q filed in November 2004).
10.17	Restricted Stock Agreement (Incorporated by reference from Form 10-Q filed in May 2005).
10.18	7.5% Senior Subordinated Convertible Notes and related documents (Incorporated by reference from 8-K filed in March 2006).
10.19	Amended and Restated Securities Purchase Agreement, dated as of June 19, 2007, between The Allied Defense Group, Inc. and the Purchasers (Incorporated by reference from Form 8-K filed June 20, 2007).
10.20	Form of Notes (Incorporated by reference from Form 8-K filed June 20, 2007).
10.21	Form of Amended and Restated Registration Rights Agreement (June 20, 2007).
10.22	MECAR Certificate dated July 11, 2007 (Incorporated by reference from Form 8-K filed July 12, 2007).
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

10.26
Stock Purchase Agreement, dated as of August 7, 2009, between The Allied Defense Group, Inc., .and 3DRS International, Inc. to complete the sale of NS Microwave Systems, Inc., (Incorporated by reference from Form 8-K filed on August 10, 2009).

21	List of Subsidiaries (a).
23	Consent of Independent Registered Public Accounting Firm (a).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a).
32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(a).

(a)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allied Defense Group, Inc.
	By:	/s/ John J. Marcello
John J. Marcello
Date: April 7, 2010		Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

By:	/s/ Deborah F. Ricci Deborah F. Ricci.,	Chief Financial Officer and Treasurer	Date: April 7, 2010

**********

/s/ Gilbert F. Decker Gilbert F. Decker,		Director	Date: April 7, 2010

/s/ Ronald H. Griffith Ronald H. Griffith,		Director	Date: April 7, 2010

/s/ John J. Marcello. John J. Marcello,		Director	Date: April 7, 2010

/s/ John G. Meyer, Jr. John G. Meyer,		Director	Date: April 7, 2010

/s/ J. H. Binford Peay, III J. H. Binford Peay, III,		Director	Date: April 7, 2010

/s/ Charles S. Ream Charles S. Ream,		Director	Date: April 7, 2010

/s/ Tassos D. Recachinas Tassos D. Recachinas,		Director	Date: April 7, 2010

/s/ Frederick G. Wasserman Frederick G. Wasserman,		Director	Date: April 7, 2010

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES
December 31, 2009
FORMING A PART OF
ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
OF
The Allied Defense Group, Inc.

The Allied Defense Group Inc.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
The Allied Defense Group, Inc.
Vienna, Virginia
We have audited the accompanying consolidated balance sheets of The Allied Defense Group, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for the years then ended.  In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Allied Defense Group, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note B to the consolidated financial statements, the Company has suffered recurring losses from operations. Also, the Company has been unable to obtain long-term and short-term financing necessary to support its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note B.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ BDO Seidman LLP
Bethesda, Maryland
April 7, 2010

The Allied Defense Group, Inc.
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars, except per share and share data)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$9,021	$8,816
Restricted cash	5,599	9,666
Accounts receivable, net	28,911	12,646
Costs and accrued earnings on uncompleted contracts	14,402	21,999
Inventories, net	19,581	21,508
Contracts in progress	179	1,469
Prepaid and other current assets	4,679	3,137
Assets held for sale	—	4,474

Total current assets	82,372	83,715

Property, Plant and Equipment, net	16,545	19,525

Other Assets	1,712	459

TOTAL ASSETS	$100,629	$103,699

CURRENT LIABILITIES
Current maturities of senior secured convertible notes	$—	$933
Bank overdraft facility	2,635	381
Current maturities of foreign exchange contract	315	405
Current maturities of long-term debt	4,240	2,659
Accounts payable	17,429	14,536
Accrued liabilities	18,654	16,099
Customer deposits	15,974	16,731
Belgium social security	3,803	3,522
Income taxes	3,773	3,913
Liabilities held for sale	—	1,316

Total current liabilities	66,823	60,495

LONG TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	4,607	6,681
Long-term foreign exchange contract, less current maturities	499	1,072
Derivative instrument	24	318
Other long-term liabilities	1,665	682

Total long-term obligations	6,795	8,753

TOTAL LIABILITIES	73,618	69,248

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 8,175,480 in 2009 and 8,079,509 in 2008	818	808
Capital in excess of par value	56,490	55,912
Accumulated deficit	(46,658)	(38,351)
Accumulated other comprehensive income	16,361	16,082

Total stockholders’ equity	27,011	34,451

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,629	$103,699

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Thousands of Dollars, except per share and share data)

	Years Ended December 31,
	2009	2008

Revenues	$142,423	$144,424

Cost and expenses
Cost of sales	127,933	123,969
Selling and administrative	18,745	19,452
Research and development	2,017	2,277
Impairment of long-lived assets	181	462

Operating loss	(6,453)	(1,736)

Other income (expenses)
Interest income	107	734
Interest expense	(4,007)	(6,403)
Net gain (loss) on fair value of senior convertible notes and warrants	299	(1,104)
Gain (loss) from foreign exchange contracts	669	(1,542)
Other-net	(1,368)	(711)

	(4,300)	(9,026)

Loss from continuing operations before income taxes	(10,753)	(10,762)

Income tax (benefit) expense	(202)	214

Loss from continuing operations	(10,551)	(10,976)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	3,923	2,750
Loss from discontinued operations	(1,679)	(2,216)

	2,244	534

NET LOSS	$(8,307)	$(10,442)

Earnings (Loss) per share — basic and diluted:

Net loss from continuing operations	$(1.30)	$(1.36)
Net earnings from discontinued operations	0.28	0.07

Total loss per share — basic and diluted	$(1.02)	$(1.29)

Weighted average number of common shares:

Basic and Diluted	8,120,428	8,045,239
See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital in		Other	Total
	stock, no		$.10 Par	Excess of	Accumulated	Comprehensive	Stockholders’
	Par Value	Shares	value	Par value	(Deficit)	Income	Equity

Balance at January 1, 2008	$—	8,013,161	$801	$55,355	$(27,909)	$17,408	$45,655
Common stock awards	—	52,395	5	322	—	—	327
Retired stocks	—	(4,402)	—	(29)	—	—	(29)
Employee stock purchase plan purchases	—	18,355	2	107	—	—	109
Issue of stock options	—	—	—	65	—	—	65
Directors’ deferred stock compensation	—	—	—	92	—	—	92
Comprehensive loss:
Net loss for the year ended	—	—	—	—	(10,442)	—	(10,442)
Currency translation adjustment	—	—	—	—	—	(1,326)	(1,326)

Total comprehensive loss							(11,768)

Balance at December 31, 2008	$—	8,079,509	$808	$55,912	$(38,351)	$16,082	$34,451
Common stock awards	—	78,490	8	326	—	—	334
Retired stocks	—	(1,502)	—	(6)	—	—	(6)
Employee stock purchase plan purchases	—	18,983	2	84	—	—	86
Issue of stock options	—	—	—	71	—	—	71
Directors’ deferred stock compensation	—	—	—	103	—	—	103
Comprehensive loss:
Net loss for the year ended	—	—	—	—	(8,307)	—	(8,307)
Currency translation adjustment	—	—	—	—	—	279	279

Total comprehensive loss							(8,028)

Balance at December 31, 2009	$—	8,175,480	$818	$56,490	$(46,658)	$16,361	$27,011

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Years ended December 31,
	2009	2008

Cash flows from operating activities
Net loss	$(8,307)	$(10,442)
Less: Gain on sale of subsidiaries	(3,923)	(2,750)
Discontinued operations, net of tax	1,679	2,216

Loss from continuing operations	(10,551)	(10,976)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	4,324	5,147
Impairment of long-lived assets	181	462
Unrealized (gain) loss on forward contracts	(669)	1,542
Loss (gain) on sale of fixed assets	98	(7)
Net (gain) loss related to fair value of notes and warrants	(299)	1,104
Provision (reduction) for estimated losses on contracts	765	(196)
Provision for warranty reserves, uncollectible accounts and inventory obsolescence	41	1,591
Common stock and stock option awards	417	408
Deferred director stock awards	103	92
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses
Restricted cash	4,111	2,962
Accounts receivable	(15,937)	(7,542)
Costs and accrued earnings on uncompleted contracts	7,751	14,762
Contracts in progress	1,290	(1,469)
Inventories	2,099	(2,664)
Prepaid and other current assets	(1,893)	414
Accounts payable and accrued liabilities	5,118	(4,433)
Customer deposits	(1,007)	(9,143)
Deferred compensation	949	43
Income taxes	(290)	113

Net cash used in operating activities — continuing operations	(3,399)	(7,790)

Net cash provided by operating activities — discontinued operations	—	2,749

Net cash used in operating activities	(3,399)	(5,041)

Cash flows from investing activities
Capital expenditures	(1,540)	(1,803)
Proceeds from sale of subsidiaries	4,213	24,286
Proceeds from sale of fixed assets	140	7

Net cash provided by investing activities — continuing operations	2,813	22,490

Net cash used in investing activities — discontinued operations	—	(31)

Net cash provided by investing activities	2,813	22,459

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Years ended December 31,
	2009	2008

Cash flows from financing activities
Bank overdrafts (payments)	2,187	(6,834)
Principal payments on senior convertible notes	(928)	(19,428)
Principal payments on long term debt	(330)	—
Repayment on capital lease obligations	(413)	(848)
Proceeds from issuance of long-term debt	376	—
Net cash transferred from discontinued operations	—	2,726
Net (decrease) increase in short-term borrowings	(286)	302
Proceeds from employee stock purchases	73	92
Retirement of stock	(6)	(29)

Net cash provided by (used in) financing activities — continuing operations	673	(24,019)

Net cash used in financing activities — discontinued operations	—	(5,781)

Net cash provided by (used in) financing activities	673	(29,800)

Net change in cash of discontinued operations	—	(287)

Effects of exchange rate on cash	118	(166)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	205	(12,835)

Cash and cash equivalents at beginning of year	8,816	21,651

Cash and cash equivalents at end of year	$9,021	$8,816

	2009	2008
Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$4,504	$6,921
Taxes	$61	$345

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital leases	$22	$53
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
As discussed in Note W, the results of operations, financial position and cash flows of Titan Dynamics Systems Inc. (Titan),Global Microwave Systems, Inc. (GMS) and News/Sports Microwave Rental, Inc. (NSM), have been reported as discontinued operations for all periods presented. In March 2008, October 2008 and August 2009, the Company sold Titan, GMS and NSM, respectively. Unless otherwise indicated, all disclosures in the notes to the consolidated financial statements relate to the Company’s continuing operations.
Significant intercompany transactions have been eliminated in the consolidation.
Nature of Operations. The Allied Defense Group Inc. (Allied), a Delaware corporation, is a defense business, with presence in worldwide markets, offering manufacturing and marketing of ammunition and ammunition related products to the U.S. and foreign governments.
Foreign Currency Translation. The assets and liabilities of ARC Europe, its subsidiary Mecar, and BV are translated into U.S. dollars at year-end exchange rates. In years with greater currency fluctuation, the impact on the apparent change for the same balance sheet category from one year to the next could appear more significant than in if all assets or liabilities were held in the same functional currency (e.g. U.S. Dollars). The resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations.
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
The Company allocates the portion of deprecation and amortization expense that is directly attributable to contract performance to cost of sales.
Impairment of Long-Lived Assets. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 360 Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment losses, where identified, are determined as the excess of the carrying value over the estimated fair value of the long-lived asset. The Company assesses the recoverability of the carrying value of assets held for use based on a review of projected discounted cash flows. As the Company has reduced its head count as a result of selling a number of its subsidiaries, the Company determined that the carrying value of the ERP system that is used mainly by the Company’s U.S. subsidiaries exceeds its fair value. Accordingly, the Company recorded $181 and $462 in impairment charges for long-lived assets related to the Company’s ERP computer system in 2009 and 2008, respectively.
Derivative Financial Instruments. The Company designates its derivatives based upon the criteria established under ASC 815, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. ASC 815 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for the changes in the fair value of the derivative depends on the intended use of the derivative and the resulting designation. The Company no longer utilizes derivatives that are designated as fair value or cash flow hedges. Therefore, changes in fair value of the Company’s derivatives are recognized currently in net income. It is the Company’s policy to classify all of its derivative instruments for cash flow purposes as operating activities.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Revenue and Cost Recognition.
•
Percentage of Completion Method — Revenues under fixed price contracts are recognized on the percentage-of-completion method measured by direct labor incurred to total estimated direct labor at completion. The actual costs on these contracts may differ from the Company’s estimate at completion. Provision for estimated losses and penalties on contracts are recorded when identified. Revenues under cost-plus-fixed-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. As contracts extend over one or more years, revisions in costs and earnings estimated during the course of the work are reflected in the accounting period in which the facts which require the revision become known. For contract modifications supported by a change in contract price, profit on such contract modifications are only recognized upon receipt of a signed contract amendment and only in the proportion of such contract’s progress towards completion. For modifications not supported by a change in contract price, those additional costs are treated as contract costs and charged to expense in the proportion of such contract’s progress towards completion. Costs and accrued profits on uncompleted direct and indirect fixed price contracts with foreign governments and direct and indirect U.S. government foreign military sales (FMS) contracts, which are billable upon completion, are carried as costs and accrued earnings on uncompleted contracts.

•
Other Method —Revenues from service work rendered are recorded when performed. Revenues from pass through contracts are evaluated based on the guidelines of ASC 605 Revenue Recognition. Accordingly, the Company bases its decision on whether to report revenue from such pass through contracts on a gross basis or net basis based on the relative strength of each of the following factors: whether the Company (1) is the primary obligor in the arrangement, (2) has general inventory risk, (3) has latitude in establishing price, (4) changes the product or performed part of the service, (5) has discretion in supplier selection and (6) is involved in the determination of product or service specifications. There are no provisions related to performance, cancellation, termination or refunds.

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
Capitalization of Software. The Company capitalizes purchased software systems in accordance with ASC 350 Intangibles — Goodwill and Other, which requires that computer software meeting the characteristics of internal-use software be capitalized once the preliminary project stage has been completed. Once the capitalization criteria has been met, external direct costs of materials and services consumed in developing or obtaining internal-use computer software, payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use computer software project and interest costs incurred when developing computer software for internal use should be capitalized. No costs were capitalized in 2009 and 2008.
Warranties. The Company grants warranties on certain products for periods varying from one to five years. Provision is made for estimated losses arising from warranty claims on ammunition products as incurred, based on a minimal level of claims historically for that segment. The reserves for warranty expense were not significant.
Environmental Regulations. The Company does not anticipate that compliance with any laws or regulations relating to environmental protection will have a material effect on its capital expenditures, earnings or competitive position, although new environmental regulations continue to go into effect in Belgium. Mecar has spent approximately $143 and $400 in 2009 and 2008, respectively, in order to be compliant with the current Belgian regulations.
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
Stock-Based Compensation — The Company has adopted the provisions of ASC 718 Accounting for Stock Compensation, and the related SEC rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. ASC 718 supersedes APB 25 and amends ASC 230 Statement of Cash Flows. ASC 718 requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the statement of operations based upon their fair values. Share-based employee compensation cost is recognized as a component of selling, general and administrative expense in the consolidated statements of operations.
Allied’s principal Equity Incentive Plan (the Plan), which was approved by the Board of Directors and shareholders in 2001 authorizes the Compensation Committee of the Board of Directors to grant up to 990,000 stock options, stock appreciation rights, restricted (non-vested) stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. The options for common shares generally are exercisable over a one to five year period and expire up to five years from the date of grant and are valued at the closing market price on the date of grant. Restricted shares generally vest over periods of one to five years from the date of award and are also valued at the closing market price on the date of grant.
Total share-based compensation was $520 (including outside directors compensation of $394) for the year ended December 31, 2009 and $590 (including outside directors compensation of $327) for the year ended December 31, 2008. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
The Company used the modified prospective transition method to adopt the provisions of ASC 718 in 2006. Under this method, employee compensation cost recognized in 2009 and 2008 include: (1) compensation cost for all share-based payments granted after the effective date that have met the requisite service requirement and (2) compensation cost for the portion of awards that have met the requisite service period on or after the effective date based on the grant-date fair value of those awards. In accordance with ASC 718, the fair value of options grants are estimated on the date of grant using the Black-Scholes option pricing model.
As of December 31, 2009, the total compensation cost related to unvested stock-based awards that had not been recognized was approximately $107. This cost will be amortized on a straight-line basis over a period of approximately 27 months.
The Company granted 100,000 and 20,000 stock options during the year ended December 31, 2009 and 2008, respectively. The fair value of each option granted was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the dates of grant during the year ended December 31, 2009 and 2008 was $1.20 and $2.67, respectively. The weighted average assumptions used in the model for the years ended December 31, 2009 and 2008, respectively, were as follows:

	December 31,
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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Major Customers. The Company derives the majority of its revenues directly or indirectly from foreign governments (some of which are through the U.S. government via the Foreign Military Sales program), primarily on fixed price type contracts. Direct and indirect sales to the Company’s largest customers (foreign governments in the Middle East) accounted for approximately 45% and 60% of revenue in both 2009 and 2008, respectively.
Concentrations of Credit Risk. Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables and costs and accrued earnings on uncompleted contracts. The Company is required to maintain most of its cash balances with the lenders that provide credit to the Company. Credit risk with respect to trade receivables and costs and accrued earnings on uncompleted contracts are concentrated due to the nature of the Company’s customer base. The Company generally receives guarantees and letters of credit from its foreign customers and performs ongoing credit evaluations of its other customers’ financial condition. In addition, in Belgium, Mecar is required to purchase credit insurance on its foreign sales contracts from a local government agency. The Company’s allowance for doubtful accounts as of December 31, 2009 and 2008 totaled $987 and $1,038, respectively.
The majority of ammunition sales are to or for the benefit of agencies of foreign governments. Mecar’s ammunition sales in any given period and its backlog at any particular time may be significantly influenced by one or a few large orders. In addition, the production period required to fill most orders ranges from several months to a year. Accordingly, Mecar’s business is dependent upon its ability to obtain such large orders and the required financing for these orders. As of December 31, 2009 and 2008, Mecar’s firm committed backlog was $68,933 and $136,396, respectively. In addition to the firm committed backlog, the Company had unfunded amounts, which are subject to an appropriation or authorization of governmental funds, of $29,272 and $1,049 as of December 31, 2009 and 2008, respectively.
Mecar USA’s current customers are mainly the U.S. government, U.S.-based prime contractors and foreign governments. Mecar USA’s products are sold either directly or indirectly to the defense departments of governments and are regulated by U.S. government law regarding the foreign governments with which it may do business.
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
Restricted and unrestricted cash balances in foreign banks at December 31, 2009 and 2008 were $11,003 and $12,613, respectively. Changes in the value of the U.S. dollar and other currencies affect the Company’s financial position and results of operations since the Company has assets and operations in Belgium and sells its products on a worldwide basis.
Recent Accounting Pronouncements.
In August 2009, the FASB issued new guidance relating to the accounting for the fair value measurement of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted price used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated financial statements.
In April 2009, the FASB issued guidance which is included in the Codification in ASC 820, Fair Value Measurements and Disclosures. ASC 820 requires disclosures about fair value of financial instruments in interim as well as in annual financial statements. This guidance is effective for periods ending after June 15, 2009. In the second quarter of 2009, the Company implemented this guidance which did not have a material impact on the Company’s consolidated financial statements.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
In March 2008, the FASB issued guidance which is included in the Codification in ASC 815, Derivatives and Hedging. This guidance is effective for calendar-year companies beginning January 1, 2009. The guidance requires additional disclosures for derivative instruments and hedging activities that include how and why an entity uses derivatives, how these instruments and the related hedged items are accounted for and how derivative instruments and related hedged items affect the entity’s financial position, results of operations and cash flows. The implementation of this standard did not have a material impact on the Company’s consolidated financial statements.
Effective January 1, 2009, the Company adopted a new accounting standard included in ASC 820, which delayed the effective date for disclosing all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value on a recurring basis (at least annually). This standard did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105 Generally Accepted Accounting Principles and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.
NOTE B — LIQUIDITY AND CAPITAL RESOURCES
During the last few years, the Company has faced and continues to face liquidity challenges resulting mainly from the reduction of revenues in 2006 and 2007 and continuing significant operating losses at MECAR. In 2008, the Company’s liquidity was adversely affected by financing and restructuring costs. During that time, the Company implemented a plan to reduce the fixed operating cost base at its subsidiaries. The corporate headquarters also engaged in cost-cutting measures and committed to a plan to divest non-core subsidiaries and repay its convertible notes and MECAR’s revolving cash line. In December 2008, the Company repaid MECAR’s revolving cash line. The Company fully repaid its convertible notes, with the last payment made in January 2009.
At present, the Company and its subsidiaries are operating without the benefit of any line of credit. Each of Mecar and Mecar USA have been operating under substantial cash restrictions and have managed their respective operations with the assistance of receivables factoring, bank overdrafts and stretching payments to vendors and suppliers. Mecar’s cash shortages have precluded it from paying management fees to Allied. Allied has overcome this shortfall by obtaining early, discounted payments from escrows established in connection with the sales of The VSK Group and GMS, which escrows have now been exhausted.
In addition, MECAR’s bank group has agreed to extend its current credit facility for the issuance of performance bonds and advance payment guarantees until April 30, 2010. The current facility provides for a maximum of $39,416 (€27,500) of performance bonds and advance payment guarantees outstanding at one time. Any requirements in excess of this amount are required to be fully cash collateralized by the Company. The banks currently have issued irrevocable performance bonds and advance payment guarantees, expiring after April 30, 2010, with a value of $21,412 (€14,939). Such outstanding performance bonds and advance payment guarantees will remain in place until their individual expiration, which at the minimum, is for the term of the respective contract. Unless the Company is able to extend or replace this financing, it will not be able to sign any new customer contracts that require performance bonds or advance payment guarantees without full cash collaterization. The Company’s possible inability to sign new customer contracts will significantly impact future revenues thereby potentially limiting Mecar’s ability to meet its existing and known or reasonably likely future cash requirements. However, the Company will continue to recognize revenue from contracts in progress with existing performance bond and advance payment guarantees until completion of the contracts. Sales contracts typically extend for a period of 12 to 18 months from signing. In addition, in order to better manage short-term cash flow, members of the bank group have discounted letters of credit and extended the bank overdraft facility during 2009 from time to time.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
The Company has been unable to obtain a longer term banking solution in Europe. In 2009, MECAR was approved for additional issuances of performance bonds and advance payment guarantees by a new bank that is not in the bank group. Upon the termination of MECAR’s credit facility on April 30, 2010, future issuances, if any, will have to be provided on a case by case basis. The Mecar bank group has advised that if the Merger does not close by April 30, 2010, the Company should not expect continued short-term financing and short-term extensions of the credit facility by Mecar’s bank group.
The Company has also sought additional working capital financing for its US operations to support MECAR USA; no such financing has yet been obtained. In the interim, MECAR USA has made arrangements to fund its working capital requirements with accounts receivable factoring arrangements and continued stretching of trade creditors. MECAR USA has adequate trade financing in place to execute its current backlog, but future growth will be limited unless long-term working capital financing can be secured.
At December 31, 2009, the Company had $9,021 in cash on hand. For the year ended December 31, 2009, the Company used $3,399 of cash from its continuing operating activities. This usage stems mainly from a $10,551 net loss from continuing operations, offset by $4,961 of non-cash adjustments and $2,191 from a decrease in net operating assets.
Outlook for 2010
On January 18, 2010, the Company signed a definitive Merger agreement with Chemring Group PLC (“Chemring”). Due to the cash flow challenges noted in the Liquidity and Capital Resources section above, if the Merger does not timely close, the Company will need to secure additional financing to support its operations.
As reported under Item 3 Legal Proceedings, the Company is currently complying with a subpoena and communications received from the DOJ. In addition, the Audit Committee of the Board is conducting an internal review of the activities of a former Mecar USA employee. The Company is incurring significant legal expense associated in complying with this subpoena and the internal review and it is uncertain of the outcome of these matters or the impact they may have on the Merger, our business, results of operations, liquidity or capital resources.
Since 2007, Mecar USA revenues have grown significantly as a result of the expansion of its ammunition service business. The Mecar USA executive whose employment was recently terminated was responsible for substantially all of the MECAR USA’s ammunition services contracts. During 2009, MECAR USA recruited an assistant for this former employee and management believes it has the personnel and resources necessary to timely perform on its backlog. Mecar USA continues to pursue new ammunition services contracts, although the loss of its former employee will likely have an adverse impact on Mecar USA’s ability to continue to grow its ammunition service business, for at least the short term.
The continuing loss from operations, the lack of financing, the DOJ subpoena and the loss of a key Mecar USA executive raise doubt about the Company’s ability to continue as a going concern in the event that the Merger does not close. If the Merger does not close, the Company will need to do a substantial refinance which, given the current credit markets, will likely be an equity transaction that will result in significant dilution to the shareholders.
The Company has less than $730 of firm commitments for capital expenditures outstanding as of December 31, 2009.
NOTE C — RESTRICTED CASH
Restricted cash at December 31 is comprised as follows:

	2009	2008

Collateralized performance bonds and advance payment guarantees	$5,388	$9,506
Other	211	160

	$5,599	$9,666

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Mecar is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement used to provide these financial guarantees place restrictions on certain cash deposits and other liens on Mecar’s assets. In addition, as certain customers make advance deposits, Mecar’s banking group restricts up to forty percent of the advance deposit as collateral for the issuance of an advance payment guarantee. The majority of the restricted cash balance relates to requirements under our sales contracts to provide performance bonds and advance payment guarantees. These instruments typically expire within one year or operating cycle and the restriction on the cash is released. As such, the restricted cash is classified as current for the periods presented. Cash of $5,364 and $9,506 at December 31, 2009 and 2008, respectively, was restricted or pledged as collateral for these agreements.
NOTE D — ACCOUNTS RECEIVABLE AND COSTS & ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Accounts receivable at December 31 are comprised as follows:

	2009	2008

Direct and indirect receivables from governments	$19,570	$10,173
Commercial and other receivables	10,328	3,511

	29,898	13,684
Less: Allowance for doubtful receivables	(987)	(1,038)

	$28,911	$12,646

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
Costs and accrued earnings on uncompleted contracts totaled $14,402 and $21,999 at December 31, 2009 and 2008, respectively.
NOTE E — INVENTORIES
Inventories at December 31 are comprised as follows:

	2009	2008

Raw materials	$10,633	$10,714
Work in process	9,037	10,670
Finished goods	2,859	2,919

	22,529	24,303
Less: Reserve for obsolescence	(2,948)	(2,795)

	$19,581	$21,508

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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE F — CONTRACTS IN PROGRESS
For Contracts in Progress, the Company capitalizes recoverable costs that have been incurred during performance of contracts at Mecar USA. These costs have been capitalized and recorded as a current asset which will be relieved and expensed along with the associated revenue recognized based on the terms of the specific contract which is normally upon shipment. In the case of a partial shipment, a prorata percentage of contract costs are relieved in proportion to the revenue recognized. Contract costs consist primarily of prepayments made to suppliers, but also include other contract specific advances such as travel related expenditures and shipping costs. As of December 31, 2009 and 2008, the Company had recoverable costs of $179 and $1,469, respectively.
NOTE G — PROPERTY, PLANT & EQUIPMENT
Property, Plant & Equipment at December 31 are comprised as follows:

	2009	2008

Land	$370	$364
Buildings and improvements	19,849	19,600
Machinery and equipment	61,963	60,074
Demonstration Equipment	4,577	4,194

	86,759	84,232
Less: Accumulated depreciation	(70,214)	(64,707)

	$16,545	$19,525

Depreciation expense was $4,324 and $5,147 for the years ended December 31, 2009 and 2008, respectively.
Capital Leases. The Company leases equipment under various capital leases, with lease terms through 2014. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities.
The following is an analysis of the leased property under capital leases included in property, plant and equipment:

	2009	2008

Leased equipment	$642	$2,962
Less: Accumulated amortization	(299)	(1,534)

	$343	$1,428

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
The following is a schedule by years of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 2009:

Year Ending December 31,

2010	$103
2011	16
2012	5
2013	5
2014	2

Total minimum lease payments	131
Less: Amount representing interest	(6)

Present value of net minimum lease payments	$125

NOTE H — IMPAIRMENT OF LONG-LIVED ASSETS
The Company recorded $181 and $462 in impairment charges for long-lived assets related to the Company’s Enterprise Reporting Package (ERP) computer system in 2009 and 2008, respectively. As the Company decided to no longer utilize its current ERP system in 2009, the Company determined that the carrying value of the ERP system exceeds its fair value. The fair value of the ERP system was determined based on replacement cost.
NOTE I — BANK CREDIT FACILITY
Mecar is obligated under an agreement (the Agreement) with its foreign banking syndicate that provides credit facilities of up to €27,500 (approximately $39,416) primarily for bank guarantees including performance bonds, letters of credit and similar instruments. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. Mecar’s bank group has informally agreed to extend its credit facility for the issuance of performance bonds and advance payment guarantees until April 30, 2010. The bank group has issued irrevocable performance bonds and advance payment guarantees that expire after April 30, 2010, with a value of €14,939 (approximately $21,412). Such outstanding performance bonds and advance payment guarantees will remain in place until their individual expiration, which at the minimum, is for the term of the respective contract. Unless the Company is able to extend or replace this financing, it will not be able to sign any new customer contracts that require performance bonds or advance payment guarantees without full cash collaterization. The Company’s possible inability to sign new customer contracts will significantly impact future revenues thereby potentially limiting Mecar’s ability to meet its existing and known or reasonably likely future cash requirements. However, the Company will continue to recognize revenue from contracts in progress with existing performance bond and advance payment guarantees until completion of the contract. Sales contracts typically extend for a period of 12 to 18 months upon signing. The Company has started a new relationship with a new bank in 2009 which will open guarantees and bonds on case by case basis. The guarantees issued by this new bank will not be included in the existing facility opened with the bank group. The Company continues to look for a longer term banking solution in Europe.
Effective July 1, 2007, a local Belgian regional agency began providing guarantees up to 50% of Mecar’s credit requirements relative to certain performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. In April 2008, Mecar’s bank group received additional temporary local support from the agency to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008. These additional guarantees were extended until mid December 2009 and allowed Mecar to reduce its restricted cash requirements by €3,000 (approximately $4,300) at the end of August 2009 and €4,500 (approximately $6,450) from September through December 31, 2009. In conjunction with Mecar’s bank group agreeing to the reduction in restricted cash, Mecar agreed to pay the bank group a one-time fee of €400 (approximately $558) in January 2010. This amount has been accrued at December 31, 2009.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
As of December 31, 2009 and December 31, 2008, total guarantees and performance bonds of approximately $32,877 and $63,923, respectively, were outstanding. Advances for working capital amounted to $2,763 and $670 at December 31 2009 and 2008, respectively. The balance outstanding at December 31, 2009 includes $2,635 of overdraft and $128 of issued loans to the credit facility for varying purposes. The notes are more fully described in Note M — Long Term Debt. Although the cash line of the credit facility expired on December 31, 2008, Mecar has borrowed from the bank group in 2009 by discounting customer letters of credit and other short-term extension of credits. Performance bonds and advance payment guarantees under the Agreement are secured by restricted cash of approximately $5,364 and $9,416, at December 31, 2009 and 2008, respectively. Mecar is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement is used to provide these financial guarantees and places restrictions on certain cash deposits and other liens on Mecar’s assets. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of all of Mecar’s assets, with the exception of assets pledged for the SOGEPA loan described in Note M — Long Term Debt.
NOTE J — DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company has not designated the foreign currency futures contracts as hedging instruments under ASC 815. As such, realized and unrealized gains (losses) from derivative contracts are reported in the income statement. As of December 31, 2009, the Company had liabilities totaling $814 representing the fair values of these foreign currency futures contracts. The Company classifies its foreign currency futures contracts as current or non-current based on the expiration date of such contracts. During the year ended December 31, 2009, the Company recognized net gains of $669, in connection with its foreign currency futures contracts.
The following table presents the Company’s derivative liabilities at December 31, 2009:

	Liability Derivatives
	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments under ASC 815
Foreign currency futures contracts	Current maturities of foreign exchange contracts	$315
Foreign currency futures contracts	Long-term foreign exchange contracts, less current maturities	499

Total derivatives not designated as hedging instruments under ASC 815		$814

The following table presents the location and amount of gains from derivatives reported in the consolidated statements of operations for the year ended December 31, 2009:

		For the Year Ended
	Statements of Operations Location	December 31, 2009
Derivatives not designated as hedging instruments under ASC 815
Foreign currency futures contracts	Gains (loss) from foreign exchange contracts	$669

For more information on the fair value of these derivative instruments, see Note K.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE K — FAIR VALUE MEASUREMENTS
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at December 31, 2009 and 2008:

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets or	Observable Inputs	Unobservable
December 31, 2009	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total
Liabilities
Derivative instrument — warrants	$—	$24	$—	$24
Foreign exchange contract	—	814	—	814

	$—	$838	$—	$838

	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets or	Observable Inputs	Unobservable
December 31, 2008	Liabilities (Level 1)	(Level 2)	Inputs (Level 3)	Total
Liabilities
Senior secured convertible notes	$—	$933	$—	$933
Derivative instrument — warrants	—	318	—	318
Foreign exchange contract	—	1,477	—	1,477

	$—	$2,728	$—	$2,728

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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE L — ACCRUED LOSSES ON CONTRACTS AND DEFERRED COMPENSATION
Accrued losses on contracts. At December 31, 2009 and 2008, the Company provided for accrued losses of $2,447 and $1,774, respectively, in connection with the completion of certain contracts. These amounts are included in accrued liabilities.
Deferred compensation. The December 31, 2009 and 2008 deferred compensation balances of $1,665 and $682, respectively, represent the retirement benefits for employees who applied for early retirement at MECAR and cash compensation deferred by the non-employee directors. These amounts are included in other long-term liabilities.
NOTE M — LONG-TERM DEBT
Long-term obligations as of December 31 consist of the following:

	2009	2008

Fair value of senior secured convertible notes	$—	$933
SOGEPA loan	8,600	8,458
Bank notes payable	128	289
Capital leases and other	119	593

Total long-term debt	8,847	10,273
Less: Current maturities	(4,240)	(3,592)

Long-term debt, less current maturities	$4,607	$6,681

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
The Company elected to carry both the Initial Notes and the Amended Notes (collectively, the “Notes”) at fair value. The Company determined that the Notes are hybrid instruments that could be carried at fair value, with any changes in fair value reported as gains or losses in subsequent periods. The Company determined the fair value and the face value of the Notes at December 31, 2008 was $933 and $928, respectively. For the year ended December 31, 2009, the Company recorded a net gain of $5, related to the change in calculated fair values of the Notes through the redemption date of January 19, 2009. For the year ended December 31, 2008, the Company recorded a net loss of $969, respectively, related to the calculated fair values of the Notes at December 31, 2008. The Company redeemed $8,039 of the Notes on December 26, 2008 and the remaining $928 of the Notes on January 20, 2009.
Warrants. On March 6, 2006, in conjunction with the issuance of the Initial Notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with EITF 00-19, Accounting for Derivative Instruments Index to, and Potentially Settled in, a Company’s Own Stock, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as liabilities, presented as derivative instruments on the balance sheet, and are being recorded and carried at the fair value of the instrument. At December 31, 2009 and 2008, the Company determined the fair value of the warrants was $24 and $318, respectively. For the year ended December 31, 2009, the Company recorded a gain of $294, related to the calculated fair value adjustment of the warrants at December 31, 2009. For the year ended December 31, 2008, the Company recorded a loss of $135, related to the calculated fair value adjustment of the warrants at December 31, 2008.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
SOGEPA Loan. On December 20, 2007, Mecar entered into a €6,000 (approximately $8,600) loan agreement with the Société Wallonne de Gestion et de Participations (“SOGEPA”), a local Belgian regional agency to provide Mecar with additional working capital financing. The loan matures on December 20, 2012 and accrues interest at 4.95% per year. Quarterly interest payments are due during the first year of the loan, with quarterly principal and interest payments due thereafter. The loan is secured by a mortgage covering property owned by Mecar. As part of the loan, Mecar is required to maintain certain capital requirements as defined in the loan agreement. Mecar paid debt issue costs of $141 in connection with the loan which is being amortized over the term of the loan. The unamortized debt issue cost was $82 and $108 at December 31, 2009 and 2008, respectively. As a cash conservation measure, it was verbally agreed to defer the 2009 required repayments of principal in the amount of $1,994 (€1,391) to the end of first quarter of 2010. The Company evaluated the amendment and concluded that it did not meet the definition of a substantially different debt modification subject to the terms of EITF 96-19 Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Therefore, no gain or loss was recorded as a result of the modification. The outstanding balance due on the loan was $8,600 (€6,000) and $8,458 (€6,000) at December 31, 2009 and 2008, respectively.
Bank notes payable. In December 2008, Mecar borrowed $289 (€205) from one of the banks in its banking facility to fund future retirement obligations. The loan accrues interest at 4.56% per year. The loan was fully repaid in 2009. At December 31, 2009, no outstanding balance is due on this loan. In addition, in February 2009, Mecar entered into a $170 (€121) loan agreement with one of the banks in its banking facility to purchase a telephone system. The loan matures on February 25, 2012 and accrues interest at 4.88% per year. The loan is secured by the assets acquired. The outstanding balance due on the loan was $128 at December 31, 2009.
Capital lease and other. The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 1.80% to 15.85% and mature at various dates through 2014.
The annual maturities of long-term obligations as of December 31, 2009 are as follows:

Year	Amount

2010	$4,240
2011	2,275
2012	2,326
2013	5
2014	1

Total	$8,847

None of the Company’s debt classified as long-term contains cross-default provisions.
NOTE N — BENEFIT PLANS
In 2003, the Company adopted a 401(k) plan. Employer contributions to the plans in 2009 and 2008 were approximately $172 and $167, respectively. Employee contributions to the plan in 2009 and 2008 were $166 and $129, respectively. Under the terms of labor agreements at Mecar, the Company contributes to certain governmental and labor organization employee benefit and retirement programs. In 2009 and 2008, the Company had an accrual of $1,426 and $448, respectively, for employees who applied for early retirement at Mecar. This retirement benefit amount was included in other long-term liabilities.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE O — CONTINGENCIES AND COMMITMENTS
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
The Company leases domestic office space and equipment under operating leases which expire at various dates through 2014. Certain leases also include escalation provisions for taxes and operating costs. The following is a schedule by year of base expense due on operating leases that have initial or remaining lease terms in excess of one year as of December 31, 2009:

Year	Amount

2010	$441
2011	433
2012	429
2013	151
2014	20
2015 and after	60

Total	$1,534

Total rental expense charged to operations approximated $448 and $462, for the years ended December 31, 2009 and 2008, respectively.
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
DOJ Subpoena
On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. On the same day, the Company also became aware through a press release issued by the DOJ that an employee of Mecar USA had been indicted by the DOJ for allegedly engaging in schemes to bribe foreign government officials to obtain and retain business. The unsealed indictment of this employee and the DOJ’s press release indicate that the alleged criminal conduct was on behalf of a Decatur, Georgia company which is unrelated to the Company or Mecar USA. Mecar USA’s employment agreement with the employee provides that the employee shall not actively engage in any other employment, occupation or consulting activity that conflicts with the interests of the Company. In light of the employee’s apparent breach of his employment agreement, Mecar USA terminated his employment on January 20, 2010.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
According to the DOJ’s press release, the former employee was arrested on January 19, 2010, along with twenty-one other individuals, after a large-scale undercover operation that targeted foreign bribery in the military and law enforcement products industry. The indictments of the twenty-two individuals allege that the defendants conspired to violate the Foreign Corrupt Practices Act (“FCPA”), conspired to engage in money laundering and engaged in substantive violations of the FCPA.
The Company is cooperating with the DOJ and complying with the DOJ’s subpoena in addition to conducting an internal review of the activities of Mecar USA’s former employee. The internal review is being conducted by the Company’s Audit Committee with the assistance of independent outside counsel.
The Company’s internal review and the Company’s response to the DOJ’s subpoena are still in an early stage, and the Company cannot predict the outcome of these matters or the impact, if any, that the internal review or the response to the subpoena may have on the Merger with Chemring (the “Merger”) or on our business, results of operations, liquidity or capital resources.
Litigation Relating to the Merger
Two putative stockholder class action lawsuits related to the Merger were filed since the announcement of the execution of the Merger agreement. On February 19, 2010, the Delaware Court of Chancery entered an order consolidating the two actions. On March 3, 2010, following the filing of the Company’s preliminary proxy statement with the SEC, the plaintiffs filed a consolidated amended class-action compliant, which names as defendants, each of the Company’s directors and a Chemring subsidiary. The consolidated action was dismissed without prejudice effective April 1, 2010.
Indemnification provisions
On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,541 in net proceeds. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. Theses indemnification provisions have been capped at $1,000, a majority of which expired on July 6, 2008. At December 31, 2009, no amount has been accrued related to this indemnification as a liability is not deemed probable.
On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price adjustment to be determined following closing. On September 18, 2007, the Company completed the sale. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Total indemnification provisions have been capped at $7,365 (€5,000). An escrow amount of approximately $2,790 (€2,000) was established to satisfy any such claims. In March 2009, the Company received $1,116 (€800) in accordance with the terms of the escrow agreement. In December 2009, the Company received the remaining escrow balance of $1,074 (€770), net of $600 (€430) in fees associated with an early release.
On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. The Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for losses, liabilities, damages or expenses arising for any breach of covenants, representation or warranties; income tax liabilities existing prior to closing; and violations of environmental laws. The indemnification amount can be as much as the purchase price for certain covenants but generally is capped at $950, a majority of these indemnification provisions expired on April 25, 2009. At December 31, 2009, no amount has been accrued related to this indemnification as a liability is not deemed probable.
On August 14, 2008, the Company entered into an Asset Purchase Agreement to sell GMS for $26,000. The Asset Purchase Agreement requires a total of $2,500 be held in escrow to provide for certain indemnifications as stated for in the Asset Purchase Agreement. The terms of the escrow agreement provide that the remaining escrow balance will be released on April 1, 2010. The Asset Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale of any and all liabilities, losses, claims, damages, diminution of value or other costs and expenses paid by the buyer arising out any breach or inaccuracy of any representations or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Total indemnification provisions have been capped at $5,200, a majority of which will expire on March 31, 2010. At December 31, 2009, no amount has been accrued related to this indemnification as a liability is not deemed probable. As a result of an early release of an escrow amount in full in 2009, a gain of $2,350, net of $150 in fees associated with an early release, was recorded in 2009.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
In conjunction with the sale of GMS, and pursuant to the terms of employment agreements with GMS’s management team, the Company committed to pay $1,379 as a retention bonus. Of this total retention amount, approximately $835 was paid in 2008 and 2009, in accordance with the terms of the respective employment agreements, and the remainder was paid on January 1, 2010, though it was due in October 2009.
On August 7, 2009, the Company signed a Stock Purchase Agreement to sell NS Microwave for $400 in cash and a promissory note in the amount of $1,325. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. These indemnification provisions have been capped at $863, a majority of which will expire on August 6, 2010. At December 31, 2009, no amount has been accrued related to this indemnification as a liability is not deemed probable. At December 31, 2009, the outstanding principal and interest balance on the note receivable from the buyer was $1,096, net of uncollectible allowance of $250, in accordance with the terms of the agreement.
Tax Litigation
As part of its 2004 tax audit with the Belgian tax authorities, the Company recorded a liability of $3,278 and $3,302 at December 31, 2009 and 2008, respectively, related to tax due on unrealized/realized foreign currency gains as well as associated interest and penalties. This issue is currently being litigated in the Belgian tax courts. At this time, the Company believes no further accruals are necessary.
Social Security Litigation
As of December 31, 2009, Mecar repaid its entire past due Belgian social security amounts, including accrued interest and penalties. As of December 31, 2008, the Company had an accrual of $3,522 which included past due amounts of $878. Accordingly, the December 31, 2009 accrued social security balance of $3,803 represents amounts currently due.
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
2001 Equity Incentive Plan. During 2001, the Board of Directors and stockholders approved and reserved 240,000 shares of common stock for awards to key employees of the Company and its subsidiaries. In each of 2002, 2003 and 2005, the Board of Directors and the stockholders authorized the plan to be increased by 250,000 shares. The plan authorizes the Compensation Committee of the Board of Directors to grant stock options, stock appreciation rights, restricted stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. For the year ended December 31, 2009, the Company granted 100,000 options to certain key employees and issued 78,490 shares to six directors as part of the annual directors’ compensation for 2009. For the year ended December 31, 2008, the Company granted 20,000 options to certain key employees and issued 52,395 shares to five directors as part of the annual directors’ compensation for 2008. During 2009 and 2008, 1,502 and 4,402 fully vested shares were retired at the option of the employee as reimbursement to Allied for payroll taxes associated with the vesting of their restricted shares, respectively. As of December 31, 2009, total restricted shares of 6,000 shares were reserved for certain employees. These restricted shares will vest immediately upon the closing of the definitive Merger agreement with Chemring Group PLC.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
1997 Incentive Stock Plan. During 1997, the Board of Directors and stockholders approved and reserved 225,000 shares of common stock for awards to key employees of the Company and its subsidiaries in the form of stock options and stock awards. The Plan is administered by the Compensation Committee of the Board of Directors. Employees of the Company and its subsidiaries who are deemed to be key employees by the Committee are eligible for awards under the Plan. This plan terminated with the establishment of the 2001 Equity Incentive Plan.
1992 Employee Stock Purchase Plan. During 1992, the Board of Directors and stockholders approved and reserved 525,000 shares for the plan. The plan is voluntary and substantially all full-time employees are eligible to participate through payroll deductions. The purchase price of each share is equal to 85% of the closing price of the common stock at the end of each calendar quarter. The Plan is subject to certain restrictions and the Board may amend or terminate it at any time. With the adoption of ASC 718, Share Based Payment, at January 1, 2006, the Company began recognizing the compensation cost related to the plan.
Rights Agreement. The Board of Directors adopted a Rights Agreement in 2001 and amended the agreement in June and November 2006. In January 2010 in conjunction with the execution of a definitive Merger agreement with Chemring Group PLC., the Board of Directors amended the agreement for the third time. The third amendment provides that the Merger agreement with Chemring Group PLC is inapplicable to the Rights Agreement. The Agreement provides each stockholder of record a dividend distribution of one “right” for each outstanding share of common stock. Rights become exercisable the earlier of ten days following: (1) a public announcement that an acquiring person has purchased or has the right to acquire 25% or more of the Company’s common stock, or (2) the commencement of a tender offer which would result in an offeror beneficially owning 25% or more of the outstanding common stock. All rights held by an acquiring person or offeror expire on the announced acquisition date and all rights expire at the close of business on May 31, 2011.
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
In conjunction with the Company’s signing a definitive Merger agreement on January 18, 2010, all equity compensation plans have been suspended pending the Company’s Merger. As such, new future equity awards will not be made unless the Merger transaction fails to close.
The following table summarizes option activity:

	2009		2008
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Options outstanding at beginning of the year	330,000	$14.78	369,500	$15.39
Options granted	100,000	4.30	20,000	7.44
Options exercised	—	—	—	—
Options forfeited	—	—	—	—
Options expired	(40,000)	20.43	(59,500)	16.08

Options outstanding at end of year	390,000	$11.52	330,000	$14.78

Options exercisable at end of year	284,000	13.98	290,000
Weighted-average fair value of options, granted during the year	$1.20		$2.67

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
The following table summarizes options outstanding at December 31, 2009:

				Exercisable
		Weighted	Weighted Average		Weighted
Number	Range of Exercise	Average Exercise	Remaining	Number of	Average Exercise
Outstanding	Prices	Prices	Contractual Term	Options	Prices
100,000	$4.30	$4.30	2.23 Years	—	$—
20,000	7.44	7.44	0.17 Years	20,000	7.44
100,000	8.63	8.63	1.00 Years	100,000	8.63
170,000	$15.05 to $23.95	17.94	2.13 Years	164,000	18.04

390,000	$4.30 to $23.95	$11.52		284,000	$13.98

Since the exercise price for of all the options exercisable is greater than the closing share price on December 31, 2009, no intrinsic value is available for any exercisable options. For outstanding options, the closing share price on December 31, 2009 exceeded the exercise price for only the 100,000 options issued on March 23, 2009. The intrinsic value for these options is $47,000. The market value of our stock was $4.77 and $6.20 at December 31, 2009 and 2008, respectively.
The following table summarizes restricted stock (nonvested) shares outstanding as of December 31,

	2009		2008
		Weighted -		Weighted -
		Average Grant		Average Grant
		Date Fair		Date Fair
Restricted Stock	Shares	Value	Shares	Value
Restricted at January 1,	16,668	$15.43	43,418	$17.46
Granted	—	—	—	—
Vested	(10,668)	17.20	(26,750)	18.72
Forfeited	—	—	—	—

Restricted shares at December 31,	6,000	$12.29	16,668	$15.43

As of December 31, 2009 and 2008, there were approximately $9 and $51, respectively, of total unrecognized compensation cost related to restricted share based compensation arrangements granted under the Plan. As of December 31, 2009 and 2008, the cost is expected to be recognized over a weighted average period of 0.46 years and 0.81 years, respectively.
As of December 31, 2009 and 2008, there were approximately $98 and $49, respectively, of total unrecognized compensation cost related to stock options based compensation arrangements granted under the Plan. As of December 31, 2009 and 2008, the cost is expected to be recognized over a weighted average period of 1.77 years and 2.33 years, respectively.
NOTE Q — OTHER — NET
Other income (expense) included in the Company’s consolidated statements of operations at December 31 is comprised of the following:

	2009	2008

Net currency transaction losses	$(1,632)	$(824)
Miscellaneous — net	264	113

	$(1,368)	$(711)

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
Loss before income taxes from continuing operations are comprised as follows:

	2009	2008

Domestic	$(717)	$(8,417)
Foreign	(10,036)	(2,345)

	$(10,753)	$(10,762)

The Company’s provision for income taxes from continuing operations is comprised of:

	2009	2008
Current (Benefit) Provision
Domestic	$—	$—
Foreign	(202)	214

Total Current (Benefit) Provision	(202)	214

Deferred Provision
Domestic	—	—
Foreign	—	—

Total Deferred Provision	—	—

Total tax (benefit) provision	$(202)	$214

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company’s provision are as follows:

	2009	2008
Taxes at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	(0.1)	(0.6)
Impact of international operations	2.9	0.4
Other permanent differences	16.8	(2.8)
Valuation allowance	(51.8)	(33.0)

Income taxes	1.8%	(2.0)%

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
The components of the deferred taxes at December 31, 2009 and 2008 are comprised as follows:

	2009	2008
Deferred tax assets
Inventory	$—	$159
Compensation accruals	135	153
Valuation adjustments	398	311
Accrued expenses	244	443
Business tax credits	458	458
Deferred compensation	341	502
Depreciation and amortization	34	386
Fair value adjustment of financial instruments	333	554
Capitalized software	—	295
Foreign tax credit carryforwards	14,776	13,770
Net operating loss carryforwards	39,508	33,223

Gross deferred tax asset	56,227	50,254
Valuation allowance	(56,227)	(50,254)

Total deferred tax assets	$—	$—

Deferred tax liabilities
Depreciation and amortization	$—	$—
Fair value adjustment of financial instrument	—	—
Accrued foreign dividends	—	—

Total deferred liabilities	$—	$—

Net Deferred Tax Assets (Liabilities)	$—	$—

At December 31, 2009 and 2008, the Company had US net operating loss carryforwards of $16,322 and $15,682, respectively, which will begin to expire in 2026 and foreign NOLs of approximately $89,416 and $77,215, respectively, which may be carried forward indefinitely. The Company had foreign tax credits of approximately $14,776 and $13,770 at December 31, 2009 and 2008, respectively. In addition, the Company had alternative minimum tax credits of approximately $458 at both December 31, 2009 and 2008. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credits do not expire.
The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. Realization of deferred tax assets is dependent upon generation of sufficient income by the Company in the jurisdictions in which it has operations and, in some cases, by specific office locations. Because the Company experienced losses in previous years and continued losses in the current year, management recorded a valuation allowance of approximately $56,227 and $50,254 against the Company’s net deferred tax asset as of December 31, 2009 and 2008, respectively. The change in the valuation allowance from December 31, 2008 to December 31, 2009 was an increase of $10,210 related to the valuation allowance recorded against the U.S. and foreign net deferred tax assets during 2008 and a decrease of $4,237 related to the sale of a U.S. subsidiary.
As of December 31, 2009 and 2008, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For the years ended December 31, 2009 and 2008, there was no interest or penalties recorded or included in tax expense.
In Belgium, the Company is still open to examination by the Belgian tax authorities from 2006 forward. In the United States, the Company is still open to examination from 2006 forward, although carryforward tax attributes that were generated prior to 2006 may still be adjusted upon examination by the Belgian tax authorities if they either have been or will be utilized.
As of December 31, 2009, the Company does not have any foreign earnings that have not already been taxed in the U.S.
See Note O — Contingencies and Commitments for disclosure on Belgian tax contingency.

F - 29

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE S — LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS
Basic loss per share from continuing operations excludes potential common shares and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The computation of diluted loss per share from continuing operations excludes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is anti-dilutive. The table below shows the calculation of basic and diluted loss per share from continuing operations for the years ended December 31, 2009 and 2008, respectively:

	Year Ended
	December 31,
	2009	2008

Loss:

Net loss from continuing operations	$(10,551)	$(10,976)
Effect of dilutive potential common shares	—	—

Diluted net loss from continuing operations	$(10,551)	$(10,976)

Number of shares:

Weighted-average shares outstanding	8,120,428	8,045,239

Basic and diluted net loss per share from continuing operations	$(1.30)	$(1.36)

For the year ended December 31, 2009, the Company has excluded warrants, unvested stock awards and stock options of 411,593, 6,000 and 10,921 shares, respectively, from the calculation of loss per share from continuing operations since their effect would be anti-dilutive. For the year ended December 31, 2008, the Company had excluded convertible notes, warrants and unvested stock awards of 99,286, 411,593 and 16,668, respectively, from the calculation of loss per share since their effect would be anti-dilutive.
NOTE T — GEOGRAPHIC AREAS AND INDUSTRY SEGMENTS
Based on senior management’s evaluation of the business and in accordance with ASC 280 Segment Reporting (formerly SFAS No. 131), Allied’s management believes Mecar and Mecar USA are two distinctive segments because they have their own management teams, different capital requirements, and different marketing approaches.
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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)

	2009	2008

Revenues from external customers
Mecar SA	$86,393	$112,192
Mecar USA	56,030	32,232

	$142,423	$144,424

Interest expense
Mecar SA	$3,704	$4,834
Mecar USA	285	1
Corporate	18	1,568

	$4,007	$6,403

Interest income
Mecar SA	$57	$380
Mecar USA	1	2
Corporate	49	352

	$107	$734

Income tax (benefit) expense
Mecar SA	$—	$—
Mecar USA	2	—
Corporate	(204)	214

	$(202)	$214

Depreciation and amortization
Mecar SA	$4,011	$4,698
Mecar USA	166	146
Corporate	147	303

	$4,324	$5,147

Segment earnings (loss) from continuing operations before taxes
Mecar SA	$(7,800)	$(811)
Mecar USA	3,723	946
Corporate	(6,676)	(10,897)

	$(10,753)	$(10,762)

Segment assets
Mecar SA	$84,575	$86,161
Mecar USA	12,175	9,324
Corporate	3,879	8,214

	$100,629	$103,699

Capital expenditure for segment assets
Mecar SA	$1,354	$1,657
Mecar USA	186	135
Corporate	—	11

	$1,540	$1,803

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Amounts Net of intersegment receivables.
The following geographic area data includes trade revenues based on customer location and assets based on physical location.

	Geographic Segment Data
	2009	2008
Revenues from external customers by country (A)
United States	$54,563	$16,982
Saudi Arabia	42,087	75,905
Bahrain	16,203	2,505
Kuwait	5,723	8,535
Morocco	4,794	16,522
Slovenia	3,979	—
Qatar	2,320	227
Belgium	2,228	1,896
Indonesia	1,888	2,618
Cyprus	1,332	—
Canada	1,314	—
Egypt	1,269	—
France	1,245	—
Italy	955	—
Ireland	766	2,655
Oman	604	—
Other Foreign Countries	1,153	903
Georgia	—	15,676

	$142,423	$144,424

(A)	Revenues are attributed to countries based on location of customers

	Geographic Segment Data
	2009	2008
Segment assets
Belgium	$85,052	$86,944
United States (1)	15,577	16,755

	$100,629	$103,699

(1)	Net of inter-segment receivables and investments.

	2009	2008
Property and equipment, net
Belgium	$14,124	$16,811
United States	2,421	2,714

	$16,545	$19,525

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE U — QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$31,548	$47,380	$36,185	$27,310	$142,423
Gross margin	4,830	7,222	3,447	(1,009)	14,490
Income (loss) from continuing operations, net of tax	(1,373)	1,969	(3,205)	(7,942)	(10,551)
Income (loss) from discontinued operations, net of tax	1,056	(810)	(69)	2,067	2,244
Net income (loss)	(317)	1,159	(3,274)	(5,875)	(8,307)
Basic and diluted earnings (loss) per share:
Net income (loss) from continuing operations	$(0.17)	$0.24	$(0.39)	$(0.98)	$(1.30)
Net earnings (loss) from discontinued operations	0.13	(0.10)	(0.01)	0.26	0.28

Total net earnings (loss) per share	$(0.04)	$0.14	$(0.40)	$(0.72)	$(1.02)

	First	Second	Third	Fourth
2008	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$26,795	$40,322	$49,247	$28,060	$144,424
Gross margin (loss)	5,807	6,838	6,396	1,414	20,455
Loss from continuing operations, net of tax	(2,678)	(673)	(3,308)	(4,317)	(10,976)
Income (loss) from discontinued operations, net of tax	(617)	1,579	(2,912)	2,484	534
Net earnings (loss)	(3,295)	906	(6,220)	(1,833)	(10,442)
Basic and diluted earnings (loss) per share:
Net loss from continuing operations	$(0.34)	$(0.08)	$(0.41)	$(0.53)	$(1.36)
Net earnings (loss) from discontinued operations	(0.08)	0.20	(0.36)	0.31	0.07

Total net earnings (loss) per share	$(0.41)	$0.12	$(0.77)	$(0.22)	$(1.29)

NOTE V — OFF-BALANCE SHEET TRANSACTION
In 2005, the Company and the Marshall Economic Development Corporation (MEDCO) entered into an agreement under which MEDCO agreed to provide funds for the build out of the initial Mecar USA facilities. MEDCO is chartered to assist in the creation of manufacturing jobs in the Marshall, Texas area by facilitating the construction of roads and buildings for companies willing to locate manufacturing facilities in the local area. As part of the incentive package, MEDCO contributed $500 to Mecar USA toward the construction of facilities (used predominately for the installation of roads and utilities) and $1,650 worth of land to house these facilities (100 acres). The agreement between the Company and MEDCO calls for a ten year lease, commencing October 1, 2004 at a total lease cost of $1 (one dollar) per year with a buyout option for the building and land at the end of the lease provided certain hiring targets are achieved. If, at the end of the lease term, the Company has created at least 175 full time jobs at the Marshall facility, MEDCO will convey title to the land and the facilities for which they provided funding, to the Company without any additional payment by the Company. If at the end of the lease term the Company has continuously occupied and used the facilities but has not fully met the 175 job goal, the Company will have the option to purchase the land and facilities at a price to be computed based on the actual number of full time jobs created. This agreement was amended on June 24, 2005 to add an additional 10 acres to this tract for the construction of facilities for Titan Dynamics Systems. The agreement was further amended on April 11, 2006 to add a further 10 acres to this tract for the construction of pyrotechnic facilities for Mecar USA. Although the lease of both 10 acre tracts passed to Chemring Group PLC, when they acquired Titan in March 2008, by a supplemental agreement with Medco on March 18 2008 this agreement has now been annulled as Chemring Group PLC has relinquished the facility. Mecar now has the right to acquire the 120 acre site under the original terms. As noted above, at October 1, 2014, the purchase price will be equal to 175 minus the actual number of full time jobs created as of December 2014 times $9,750.

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
Titan Dynamics Systems, Inc.
On October 22, 2007, the Company committed to a formal plan to sell Titan, which had been previously reported in the Ammunitions & Weapons Effects segment, as part of management’s continuing plan to dispose of certain non-strategic assets of the Company. At September 30, 2007, the Company recorded a loss of $1,395 to write down Titan’s assets to fair value less costs to sell based on a nonbinding offer received from a potential buyer during the fourth quarter of 2007. On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. An additional loss of $1,300 was recorded to reflect additional costs to sell including a separation agreement with a founder and former Titan employee as well as additional funding provided up to the date of sale. The loss accrual reflects the write-off of Titan’s intangible assets including goodwill. The transaction closed on March 17, 2008 and generated proceeds of $2,433, net of costs to sell of $2,317. The Company did not record a significant tax expense or benefit from this transaction.
Global Microwave Systems, Inc.
On August 14, 2008, the Company committed to a formal plan to sell GMS, which had been previously reported in the Electronic Security segment. On August 19, 2008, the Company entered into an Asset Purchase Agreement to sell substantially all of the assets of GMS for $26,000 subject to a final working capital adjustment determined following the closing. The transaction closed on October 1, 2008 and generated net proceeds of $20,579. The sales price was adjusted for disposal costs which included a working capital adjustment of $600, funds held in escrow of $2,500, investment banking and legal fees of $943 and management retention and incentive plans of $1,379. The Asset Purchase Agreement required a total of $2,500 be held in escrow to provide for certain indemnifications as stated for in the Asset Purchase Agreement. The Asset Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale of any and all liabilities, losses, claims, damages, diminution of value or other costs and expenses paid by the buyer arising out any breach or inaccuracy of any representations or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Accordingly, such amount was not included in the determination of the original gain on sale. On October 1, 2008, the Company recorded a gain of approximately $2,638, net of tax of $294 as a result of this transaction. In March 2009, the Company recorded an additional $100 in income taxes associated with the sale. In July and December 2009, the Company recovered the escrow amount in full. As such, the Company recorded an additional gain of $2,350, net of $150 in fees associated with the early release in 2009.
NS Microwave Systems, Inc.
In the fourth quarter of 2008, the Company committed to a formal plan to sell NSM, which had been previously reported in the Electronic Security segment. Based on negotiations and nonbinding offers received during the third quarter of 2008, the Company recorded a goodwill impairment of $3,495 in the third quarter of 2008 to write down NSM’s assets to estimated fair value less costs to sell. During June 2009, the Company recorded an additional loss of $900 to write down NSM’s long-lived assets, including intangible assets, to fair value less costs to sell based on a nonbinding offer received and negotiated with a potential buyer. On August 7, 2009, the Company entered into a Purchase Agreement to sell NSM for $400 in cash and a promissory note in the amount of $1,325 at closing. The note is due 24 months after closing and is subject to a reduction based on certain terms as defined in the purchase agreement. On December 31, 2009, the Company recorded an allowance of $250 against the receivable as it was unlikely that one of the purchase agreement conditions would be met. The note bears interest at a rate of one-year London Interbank Offered Rate plus 5% subject to a maximum interest cap of 8%. Accordingly, the Company recorded a gain of $46 as a result of this transaction. The Company did not record a significant tax expense or benefit from this transaction.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
At December 31, 2008, only the assets and liabilities of NSM were classified as held for sale as the sale of Titan and GMS transactions had been completed in 2008. The following is a summary of assets and liabilities classified as held for sale at December 31, 2008:

December 31,
2008

Cash	$386
Accounts receivable, net	1,312
Costs and accrued earnings on uncompleted contracts	689
Inventories, net	1,107
Other assets	980

Assets held for sale	$4,474

Accounts payable	$408
Accrued liabilities	500
Customer deposits	382
Other liabilities	26

Liabilities held for sale	$1,316

At December 31, 2009, there were no assets and liabilities held for sale for NSM as the transactions had been completed in 2009.
The following discloses the results of discontinued operations for the years ended December 31, 2009 and 2008 for Titan, GMS and NSM, respectively:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
	NSM	Titan	GMS	NSM	Total

Revenue	$2,894	$668	$10,083	$6,979	$17,730
Income (loss) before taxes	(1,675)	(140)	2,215	(4,289)	(2,214)
Income (loss), net of tax	(1,679)	(140)	2,214	(4,290)	(2,216)

Discontinued operations, net of tax	$(1,679)	$(140)	$2,214	$(4,290)	$(2,216)

Income from discontinued operations for the year ended December 31, 2009 includes an adjustment of $332 for 2007 income tax expense related to the sale of a foreign subsidiary. Management believes the impact of this adjustment is immaterial to 2007.
NOTE X — SUBSEQUENT EVENTS
Merger Agreement
On January 18, 2010, the Company signed a definitive Merger agreement, subject to shareholder approval, with Chemring Group PLC (“Chemring”). The terms of the agreement provide that Chemring will acquire all of the stock of the Company in an all-cash transaction valued at $7.25 per share. The closing of the transaction is subject to regulatory filings and the Company’s shareholder approval and may be impacted by the matters described in Item 3 including but not limited to a delay in the closing of the Merger. The Company has postponed the date of its special meeting of stockholders to approve its pending merger with Chemring from April 8, 2010 to April 22, 2010. The special meeting has been postponed in order to provide ADG stockholders with additional time to review the Form 10-K, and in order to provide ADG with additional time to address the matters described in Item 3. ADG has been providing regular updates to Chemring on its progress in addressing such matters and expects to continue to cooperate with Chemring with respect to these matters.
Also, on January 18, 2010, the Company entered into a Third Amendment to Rights Agreement to the Company’s Rights Agreement dated as of June 6, 2001 to provide that neither the approval of the Merger agreement nor the consummation of the Merger or the other transactions contemplated by the Merger agreement will cause (a) the Rights to become exercisable, (b) a Distribution Date to occur, (c) a Stock Acquisition Date to occur, or (d) a Trigger Event to occur. The Third Rights Agreement Amendment also revised the definition of “Acquiring Person” and “Beneficial Owner.” Pursuant to the Third Rights Agreement Amendment, the Rights Agreement will terminate immediately prior to the effective time of the Merger.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
DOJ Subpoena
On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. On the same day, the Company also became aware through a press release issued by the DOJ that an employee of Mecar USA had been indicted by the DOJ for allegedly engaging in schemes to bribe foreign government officials to obtain and retain business. The unsealed indictment of this employee and the DOJ’s press release indicate that the alleged criminal conduct was on behalf of a Decatur, Georgia company which is unrelated to the Company or Mecar USA. Mecar USA’s employment agreement with the employee provides that the employee shall not actively engage in any other employment, occupation or consulting activity that conflicts with the interests of the Company. In light of the employee’s apparent breach of his employment agreement, Mecar USA terminated his employment on January 20, 2010.
According to the DOJ’s press release, the former employee was arrested on January 19, 2010, along with twenty-one other individuals, after a large-scale undercover operation that targeted foreign bribery in the military and law enforcement products industry. The indictments of the twenty-two individuals allege that the defendants conspired to violate the Foreign Corrupt Practices Act (“FCPA”), conspired to engage in money laundering and engaged in substantive violations of the FCPA.
The Company is cooperating with the DOJ and complying with the DOJ’s subpoena in addition to conducting an internal review of the activities of Mecar USA’s former employee. The internal review is being conducted by the Company’s Audit Committee with the assistance of independent outside counsel.
The Company’s internal review and the Company’s response to the DOJ’s subpoena are still in an early stage, and the Company cannot predict the outcome of these matters or the impact, if any, that the internal review or the response to the subpoena may have on the Merger with Chemring (the “Merger”) or on our business, results of operations, liquidity or capital resources.
Litigation Relating to the Merger
Two putative stockholder class action lawsuits related to the Merger were filed since the announcement of the execution of the Merger agreement. On February 19, 2010, the Delaware Court of Chancery entered an order consolidating the two actions. On March 3, 2010, following the filing of the Company’s preliminary proxy statement with the SEC, the plaintiffs filed a consolidated amended class-action compliant, which names as defendants, each of the Company’s directors and a Chemring subsidiary. The consolidated action was dismissed without prejudice effective April 1, 2010.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
The Allied Defense Group, Inc.
(Parent Company)
BALANCE SHEETS
(Thousands of Dollars)

	December 31,
	2009	2008

ASSETS

Cash and cash equivalents	$2,119	$1,835
Restricted cash	160	160
Investment in subsidiaries	13,047	49,891
Assets Held for Sale, net of liabilities	—	3,158
Due from subsidiaries	14,701	—
Other	1,256	961

Total assets	$31,283	$56,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$3,506	$3,485
Due to subsidiaries	—	16,174
Income tax	496	397
Deferred compensation	239	234
Long term debt, less unamortized discount	7	13
Derivative instrument	24	318
Senior convertible notes	—	933

Total liabilities	4,272	21,554

STOCKHOLDERS’ EQUITY
Common stock	818	808
Capital in excess of par value	56,490	55,912
Accumulated (deficit)	(46,658)	(38,351)
Accumulated other comprehensive income	16,361	16,082

Total stockholders’ equity	27,011	34,451

Total liabilities and stockholders’ equity	$31,283	$56,005

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
The Allied Defense Group, Inc.
(Parent Company)
STATEMENTS OF OPERATIONS
(Thousands of Dollars)

	Years ended December 31,
	2009	2008

Income
Intercompany management fees	$4,200	$2,705
Other — net	48	125

	4,248	2,830
Costs and expenses
Administrative and other	7,067	9,247
Net Interest due to subsidiaries	961	1,672
(Gain) loss on fair value of Senior Notes and warrants	(299)	1,104

Loss before equity in operations of subsidiaries	(3,481)	(9,193)

Loss in continuing operations of subsidiaries, net of tax	(7,070)	(1,783)

Loss from continuing operations before income taxes	(10,551)	(10,976)
Income taxes	—	—
Equity from discontinued operations	2,244	534

Net loss	$(8,307)	$(10,442)

Earnings (loss) per common share
Basic and diluted

Net loss from continuing operations	$(1.30)	$(1.36)

Net earnings from discontinued operations	0.28	0.07

Total loss per share — basic and diluted	$(1.02)	$(1.29)

Weighted average number of common shares:

Basic and Diluted	8,120,428	8,045,239

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
The Allied Defense Group, Inc.
(Parent Company)

STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	2009	2008

Cash flows from operating activities
Net loss for the year	$(8,307)	$(10,442)
Gain on sale of subsidiaries	(3,923)	(2,750)
Discontinued Operations, net of tax	1,679	2,216

Loss from continuing operations	(10,551)	(10,976)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities
Equity in operations of subsidiaries	7,070	1,783
Impairment of long-lived assets	181	462
Depreciation and amortization	147	303
Net (gain) loss related to fair value of notes and warrants	(299)	1,104
Common stock and stock option awards	417	408
Deferred director stock awards	103	92
Changes in assets and liabilities
Other assets	144	319
Due to subsidiaries, net	1,190	(346)
Accounts payable and accrued liabilities	721	(1,848)
Deferred compensation	5	33

Net cash used in operating activities	(872)	(8,666)

Cash flows from investing activities
Capital expenditures	—	(11)
Proceeds from sale of subsidiaries	2,023	24,286

Net cash provided by investing activities	2,023	24,275

Cash flows from financing activities
Principal payments on long-term obligations	(928)	(19,428)
Repayment on capital lease obligations	(6)	(13)
Proceeds from employee stock purchase plan	73	92
Net cash transferred from discontinued operations	—	104
Retirement of stock	(6)	(29)
Restricted cash	—	(28)

Net cash used in financing activities	(867)	(19,302)

Net increase (decrease) in cash and equivalents	284	(3,693)
Cash and equivalents at beginning of year	1,835	5,528

Cash and equivalents at end of year	$2,119	$1,835

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$18	$2,259
Supplemental of Non-Cash Investing and Financing Activities:
Capital leases	$—	$15

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
The Allied Defense Group, Inc.
Years ended December 31, 2009 and 2008
(Thousands of Dollars)

		Additions
	Balance at	Charged to	Charged			Balance at
	Beginning of	Costs and	to Other			End of
Description	Period	Expenses	Accounts	Deductions		Period

Year ended December 31, 2009
Estimated losses on contracts	$1,774	$765	$51	$(143	)(1)	$2,447

Allowance for doubtful receivables	$1,038	$360	$16	$(427	)(2)	$987

Valuation allowance on inventory	$2,795	$178	$45	$(70	)(3)	$2,948

Valuation allowances on deferred tax assets	$50,254	$10,210	$—	$(4,237	)(4)	$56,227

Year ended December 31, 2008
Estimated losses on contracts	$1,902	$—	$—	$(128	)(1)	$1,774

Allowance for doubtful receivables	$634	$447	$—	$(43	)(2)	$1,038

Valuation allowance on inventory	$1,775	$1,144	$—	$(124	)(3)	$2,795

Valuation allowances on deferred tax assets	$43,486	$6,768	$—	$—	(4)	$50,254

(1)	Represents amount of reserve relieved through completion of contracts.

(2)	Represents write-off of receivables.

(3)	Represents write-off of inventory.

(4)	Represents amounts of valuation allowance relieved through use of deferred tax assets.

EXHIBIT INDEX

Number	Description of Exhibit	Page
21	List of Subsidiaries	E-2
23	Consent of Independent Registered Public Accounting Firm	E-3
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated April 7, 2010	E-4
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated April 7, 2010	E-5
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated April 7, 2010	E-6

E - 1