Form 10-Q
period 2010-03-31
ALLIED DEFENSE GROUP INC
filed 2010-05-17
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The number of shares of registrant’s Common Stock outstanding as of May 15, 2010, was 8,174,480.

THE ALLIED DEFENSE GROUP, INC.
INDEX

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	March 31,	December 31,
	2010	2009 (a)
ASSETS
Current Assets
Cash and cash equivalents	$1,398	$9,021
Restricted cash	19,996	5,599
Accounts receivable, net	23,471	28,911
Costs and accrued earnings on uncompleted contracts	11,446	14,402
Inventories, net	23,978	19,581
Contracts in progress	1,862	179
Prepaid and other current assets	4,706	4,679

Total current assets	86,857	82,372

Property, Plant and Equipment, net	15,067	16,545

Other Assets	1,562	1,712

TOTAL ASSETS	$103,486	$100,629

CURRENT LIABILITIES
Bank overdraft facility	$679	$2,635
Current maturities of long-term debt	8,188	4,240
Accounts payable	17,443	17,429
Accrued liabilities	16,737	18,654
Customer deposits	27,284	15,974
Belgium social security	4,149	3,803
Income taxes	3,461	3,773
Other current liabilities	2,006	315

Total current liabilities	79,947	66,823

LONG TERM OBLIGATIONS
Long-term debt, less current maturities	73	4,607
Long-term foreign exchange contract, less current maturities	907	499
Derivative instrument	273	24
Other long-term liabilities	1,579	1,665

Total long-term obligations	2,832	6,795

TOTAL LIABILITIES	82,779	73,618

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 8,174,480 at March 31, 2010 and 8,175,480 at December 31, 2009	818	818
Capital in excess of par value	56,597	56,490
Accumulated deficit	(51,813)	(46,658)
Accumulated other comprehensive income	15,105	16,361

Total stockholders’ equity	20,707	27,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,486	$100,629

(a)	Condensed consolidated balance sheet as of December 31, 2009, has been derived from audited consolidated financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended March 31,
	2010	2009

Revenue	$20,169	$31,548

Cost and expenses
Cost of sales	18,274	26,718
Selling and administrative	4,523	4,212
Research and development	504	492

Operating (loss) income	(3,132)	126

Other income (expenses)
Interest income	19	35
Interest expense	(1,159)	(864)
Net (loss) gain on fair value of senior convertible notes and warrants	(249)	239
Loss from foreign exchange contracts	(668)	(662)
Other-net	44	(247)

	(2,013)	(1,499)

Loss from continuing operations before income taxes	(5,145)	(1,373)

Income tax expense	10	—

Loss from continuing operations	(5,155)	(1,373)

Income from discontinued operations, net of tax
Gain on sale of subsidiaries	—	946
Income from discontinued operations	—	110

Net income from discontinued operations	—	1,056

NET LOSS	$(5,155)	$(317)

Earnings (Loss) per share — basic and diluted:

Net loss from continuing operations	$(0.63)	$(0.17)
Net income from discontinued operations, net of tax	—	0.13

Total loss per share — basic and diluted	$(0.63)	$(0.04)

Weighted average number of common shares:

Basic and Diluted	8,175,364	8,079,972
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Unaudited)
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital in		Other	Total
	stock, no		$.10 Par	Excess of	Accumulated	Comprehensive	Stockholders’
	Par Value	Shares	value	Par value	(Deficit)	Income	Equity

Balance at January 1, 2009	$—	8,079,509	$808	$55,912	$(38,351)	$16,082	$34,451
Common stock awards	—	78,490	8	326	—	—	334
Retired stocks	—	(1,502)	—	(6)	—	—	(6)
Employee stock purchase plan purchases	—	18,983	2	84	—	—	86
Issue of stock options	—	—	—	71	—	—	71
Directors’ deferred stock compensation	—	—	—	103	—	—	103
Comprehensive loss:
Net loss for the year ended	—	—	—	—	(8,307)	—	(8,307)
Currency translation adjustment	—	—	—	—	—	279	279

Total comprehensive loss							(8,028)

Balance at December 31, 2009	$—	8,175,480	$818	$56,490	$(46,658)	$16,361	$27,011
Common stock awards	—	—	—	68	—	—	68
Forfeited stocks	—	(1,000)	—	—	—	—	—
Issue of stock options	—	—	—	17	—	—	17
Directors’ deferred stock compensation	—	—	—	22	—	—	22
Comprehensive loss:
Net loss for the three months ended	—	—	—	—	(5,155)	—	(5,155)
Currency translation adjustment	—	—	—	—	—	(1,256)	(1,256)

Total comprehensive loss							(6,411)

Balance at March 31, 2010	$—	8,174,480	$818	$56,597	$(51,813)	$15,105	$20,707

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(5,155)	$(317)
Less: Gain on sale of subsidiaries	—	(946)
Discontinued operations, net of tax	—	(110)

Loss from continuing operations	(5,155)	(1,373)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	930	1,016
Unrealized loss on foreign exchange contracts	668	662
Net loss (gain) related to fair value of notes and warrants	249	(239)
(Reduction) provision for estimated losses on contracts	(82)	250
(Reduction) provision for warranty reserves, uncollectible accounts and inventory obsolescence	(223)	344
Common stock and stock option awards	85	111
Deferred director stock awards	22	30
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses
Restricted cash	(15,164)	(8,386)
Accounts receivable	4,126	(11,616)
Costs and accrued earnings on uncompleted contracts	2,119	(8,353)
Inventories	(5,485)	(2,925)
Contracts in progress	(1,683)	(3,698)
Prepaid and other current assets	(251)	113
Accounts payable and accrued liabilities	609	8,414
Customer deposits	12,635	16,167
Deferred compensation	1	1
Income taxes	(112)	—

Net cash used in operating activities — continuing operations	(6,711)	(9,482)

Net cash used in operating activities — discontinued operations	—	(250)

Net cash used in operating activities	(6,711)	(9,732)

Cash flows from investing activities
Capital expenditures	(299)	(272)
Net proceeds from sale of subsidiaries	—	(646)

Net cash used in investing activities — continuing operations	(299)	(918)

Net cash provided by investing activities — discontinued operations	—	—

Net cash used in investing activities	(299)	(918)

Cash flows from financing activities
Bank overdraft (payments) borrowings	(1,847)	4,418
Principal payments on long-term debt	—	(70)
Principal payments on senior convertible notes	—	(928)
Financing of receivables	1,500	—
Net of proceeds received from long-term debt and repayment on capital lease obligations	(48)	283
Net cash transferred to discontinued operations	—	(27)
Proceeds from employee stock purchases	—	18

Net cash (used in) provided by financing activities — continuing operations	(395)	3,694

Net cash provided by financing activities — discontinued operations	—	24

Net cash (used in) provided by financing activities	(395)	3,718

Net change in cash of discontinued operations	—	223

Effects of exchange rate on cash	(218)	(219)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,623)	(6,928)

Cash and cash equivalents at beginning of period	9,021	8,816

Cash and cash equivalents at end of period	$1,398	$1,888

	2010	2009
Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$1,292	$872
Taxes	$121	$4
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Allied Defense Group Inc. (“Allied” or the “Company”), a Delaware corporation, is a multinational defense business focused on the manufacture and sale of ammunition and ammunition related products for use by the U.S. and foreign governments.
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. We have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2009 Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the operating results for the full year.
It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K) for the period ended December 31, 2009.
As discussed in Note 18, the results of operations, financial position and cash flows of News/Sports Microwave Rental, Inc. (NSM) have been reported as discontinued operations for all periods presented. NSM was sold in August 2009. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to the Company’s continuing operations.
On January 18, 2010, the Company signed a definitive Merger agreement with Chemring Group PLC (“Chemring”). Chemring has agreed to acquire the Company in an all-cash transaction valued at $7.25 per share. The closing of the Merger is subject to obtaining the approval of our stockholders and the satisfaction of the other closing conditions contained in the Merger agreement and may be impacted by the matters described in Note 17- Commitments and Contingencies, including but not limited to a delay in the closing of the Merger. The Company has postponed the date of its special meeting of stockholders to approve its pending merger with Chemring from April 8, 2010 to April 22, 2010 and then further postponed it to May 6, 2010. On May 6, 2010, the shareholders voted to adjourn the special meeting to a later date, June 1, 2010, after Chemring indicated that it needed more time to continue its ongoing review of the Company. The Company has been providing regular updates to Chemring on its progress in addressing such matters, has been responding to additional requests for information from Chemring and expects to continue to cooperate with Chemring with respect to these matters.
Liquidity and Capital Resources
During the last few years, the Company has faced and continues to face liquidity challenges resulting mainly from the reduction of revenue and continuing significant operating losses at Mecar over the past several years. Since 2008, the Company has cut the operating costs of its headquarters, divested all of its non-core subsidiaries, and implemented a plan to reduce the fixed-cost base of Mecar. The Company repaid Mecar’s cash line in late 2008 and made the last repayment of its senior convertible notes in early 2009.
At present, the Company and its subsidiaries are operating without the benefit of any line of credit. Each of Mecar and Mecar USA have been operating under substantial cash restrictions and have managed their respective operations with the assistance of receivables factoring, bank overdrafts and stretching payments to vendors and suppliers. Mecar’s cash shortages have precluded it from paying management fees to Allied since 2005. Allied has overcome this shortfall by obtaining early, discounted payments from escrows established in connection with the sales of The VSK Group and GMS, which escrows have now been exhausted.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
Mecar’s bank group has agreed to extend its current credit facility for the issuance of performance bonds and advance payment guarantees until June 2, 2010. The current facility provides for a maximum of $37,001 (€27,500) of performance bonds and advance payment guarantees outstanding at one time. Any requirements in excess of this amount are required to be fully cash collateralized by the Company. The banks currently have issued irrevocable performance bonds and advance payment guarantees, expiring after June 2, 2010, with a value of $35,223 (€26,178). Such outstanding performance bonds and advance payment guarantees will remain in place until their individual expiration, which at the minimum, is for the term of the respective contract. Unless the Company is able to extend or replace this financing, it will not be able to sign any new customer contracts that require performance bonds or advance payment guarantees without full cash collaterization. The Company’s possible inability to sign new customer contracts will significantly impact future revenues thereby potentially limiting Mecar’s ability to meet its existing and known or reasonably likely future cash requirements. However, the Company will continue to recognize revenue from contracts in progress with existing performance bond and advance payment guarantees until completion of the contracts. Sales contracts typically extend for a period of 12 to 18 months from signing. In addition, in order to better manage short-term cash flow, members of the bank group have, from time to time, discounted letters of credit and extended the bank overdraft facility since 2009.
The Company has been unable to obtain a longer term banking solution in Europe. In 2009, Mecar was approved for additional issuances of performance bonds and advance payment guarantees by a new bank that is not in the bank group. This bank has issued irrevocable performance bonds and advanced payment guarantees with a value of $5,786 (€4,300). Upon the termination of Mecar’s credit facility on June 2, 2010, future issuances, if any, will have to be provided on a case by case basis. The Mecar bank group has advised that if the Merger does not close, the Company should not expect continued short-term financing and short-term extensions of the credit facility by Mecar’s bank group.
The Company has also sought additional working capital financing for its US operations to support Mecar USA; no such financing has yet been obtained. Currently, based on the terms of the Merger Agreement, the Company is precluded from entering into new financing agreements outside of the ordinary course of business without Chemring’s consent. In the interim, Mecar USA has made arrangements to fund its working capital requirements with existing accounts receivable factoring arrangements and continued stretching of trade creditors. Mecar USA has adequate trade financing in place to execute its current backlog, but future growth will be limited unless long-term working capital financing can be secured.
At March 31, 2010, the Company had $1,398 in cash on hand. For the three months ended March 31, 2010, the Company used $6,711 of cash from its continuing operating activities. This usage stems mainly from a $5,155 net loss from continuing operations and $3,205 from a decrease in net operating assets, offset by $1,649 of non-cash adjustments.
Outlook for 2010
On January 18, 2010, the Company signed a definitive Merger agreement with Chemring. Due to the cash flow challenges noted in the Liquidity and Capital Resources section above, if the Merger does not timely close, the Company will need to secure additional financing to support its operations. If the Company is unable to secure additional financing, it may need to cease operations.
As reported under Note 17- Commitments and Contingencies, the Company received a subpoena and communications from the Department of Justice (“DOJ”). The Audit Committee of the Board has been overseeing compliance with the subpoena and has also conducted an internal review of the activities of a former Mecar USA executive. The Company has been providing regular updates to Chemring and the Company has been responding to additional requests for information from Chemring. The Company is incurring significant legal expense associated with these matters and the internal review, and it is uncertain of the outcome of these matters or the impact they may have on the Merger, our business, results of operations, liquidity or capital resources.
Since 2007, Mecar USA revenues have grown significantly as a result of the expansion of its ammunition service business. The Mecar USA executive whose employment was recently terminated was responsible for substantially all of the Mecar USA’s ammunition services contracts. During 2009, Mecar USA recruited an assistant for this former employee and outsourced certain activities that historically were performed by this executive. Management believes it has the personnel and resources necessary to timely perform on its backlog. Mecar USA continues to pursue new ammunition services contracts, although the loss of its former executive will likely have an adverse impact on Mecar USA’s ability to continue to grow its ammunition service business, for at least the short term.
The continuing loss from operations, the lack of financing, the DOJ subpoena and the loss of a key Mecar USA executive raise doubt about the Company’s ability to continue as a going concern in the event that the Merger does not close. If the Merger does not close, the Company will need to do a substantial finance transaction which, given the current credit markets, if available at all, would likely be an equity transaction that will result in significant dilution to the shareholders. There are no assurances that this financing will be available to the Company and if such financing is not available, the Company may need to cease operations.
The Company has less than $500 of firm commitments for capital expenditures outstanding as of March 31, 2010.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
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
In August 2009, the Company completed the divestiture of News/Sports Microwave Rental, Inc. (“NSM”).
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

Allied, the parent company, provides oversight and corporate services to its subsidiaries and has no operating activities.
NOTE 3 — ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Accounts receivable at March 31, 2010 and December 31, 2009 are comprised as follows:

	March 31,	December 31,
	2010	2009

Direct and indirect receivables from governments	$17,876	$19,570
Commercial and other receivables	6,527	10,328

	24,403	29,898
Less: Allowance for doubtful receivables	(932)	(987)

	$23,471	$28,911

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
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
At times during the quarter ended March 31, 2010, the Company transferred certain receivables to a third party. The Company accounts for such transfers in accordance with the provisions of ASC 860 Transfers and Servicing. Since these receivables were transferred with recourse with the Company maintaining credit risk, these transactions have been accounted for as a secured borrowing based on the criteria set forth in ASC 860. As a result, the receivables remain on the Company’s balance sheets and are characterized as financing receivables. As of March 31, 2010, financing receivables totaled $2,277 and the amount due to the third party related to these receivables was $1,500 which is included in other current liabilities.
Costs and accrued earnings on uncompleted contracts totaled $11,446 and $14,402 at March 31, 2010 and December 31, 2009, respectively.
NOTE 4 — INVENTORIES
Inventories at March 31, 2010 and December 31, 2009 are comprised as follows:

	March 31,	December 31,
	2010	2009
Raw materials	$13,107	$10,633
Work in process	11,138	9,037
Finished goods	2,284	2,859

	26,529	22,529
Less: Reserve for obsolescence	(2,551)	(2,948)

	$23,978	$19,581

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
NOTE 5 — CONTRACTS IN PROGRESS
For contracts in progress, the Company capitalizes recoverable costs that have been incurred during performance of contracts at Mecar USA. These costs have been capitalized and recorded as a current asset which will be relieved and expensed along with the associated revenue recognized based on the terms of the specific contracts which is normally upon shipment. In the case of a partial shipment, a prorata percentage of contract costs are relieved in proportion to the revenue recognized. Contract costs consist primarily of prepayments made to suppliers, but also include other contract specific advances such as travel related expenditures and shipping costs. As of March 31, 2010 and December 31, 2009, the Company had recoverable costs of $1,862 and $179, respectively.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
NOTE 6 — BANK CREDIT FACILITY
Mecar is obligated under an agreement (the Agreement) with its foreign banking syndicate that provides credit facilities of up to €27,500 (approximately $37,001) primarily for bank guarantees including performance bonds, letters of credit and similar instruments. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. Mecar’s bank group has informally agreed to extend its credit facility for the issuance of performance bonds and advance payment guarantees until June 2, 2010. The bank group has issued irrevocable performance bonds and advance payment guarantees that expire after June 2, 2010, with a value of €26,178 (approximately $35,223). Such outstanding performance bonds and advance payment guarantees will remain in place until their individual expiration, which at the minimum, is for the term of the respective contract. Unless the Company is able to extend or replace this financing, it will not be able to sign any new customer contracts that require performance bonds or advance payment guarantees without full cash collaterization. The Company’s possible inability to sign new customer contracts will significantly impact future revenues thereby potentially limiting Mecar’s ability to meet its existing and known or reasonably likely future cash requirements. However, the Company will continue to recognize revenue from contracts in progress with existing performance bond and advance payment guarantees until completion of the contract. Sales contracts typically extend for a period of 12 to 18 months upon signing. The Company has started a new relationship with a new bank in 2009 which will open guarantees and bonds on a case by case basis. The guarantees issued by this new bank will not be included in the existing facility opened with the bank group. The Company continues to look for a longer term banking solution in Europe.
Effective July 1, 2007, a local Belgian regional agency began providing guarantees up to 50% of Mecar’s credit requirements relative to certain performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. In April 2008, Mecar’s bank group received additional temporary local support from the agency to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008. These additional guarantees were extended until mid December 2009 and allowed Mecar to reduce its restricted cash requirements by €3,000 (approximately $4,037) at the end of August 2009 and €4,500 (approximately $6,055) from September through December 31, 2009. In conjunction with Mecar’s bank group agreeing to the reduction in restricted cash, Mecar agreed to pay the bank group a one-time fee of €400 (approximately $558) in January 2010.
As of March 31, 2010 and December 31, 2009, total guarantees and performance bonds of approximately $41,134 and $32,877, respectively, were outstanding. Advances for working capital amounted to $786 and $2,763 at March 31, 2010 and December 31 2009, respectively. The balance outstanding at March 31, 2010 includes $679 of overdraft and $107 of issued loans from the credit facility for varying purposes. The balance outstanding at December 31, 2009 includes $2,635 of overdraft and $128 of issued loans from the credit facility for varying purposes. The notes are more fully described in Note 7 — Long Term Obligations. Although the cash line of the credit facility expired on December 31, 2008, Mecar has borrowed from the bank group since 2009 by discounting customer letters of credit and other short-term extension of credits. Performance bonds and advance payment guarantees under the Agreement are secured by restricted cash of approximately $19,764 and $5,364, at March 31, 2010 and December 31, 2009, respectively. Mecar is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement is used to provide these financial guarantees and places restrictions on certain cash deposits and other liens on Mecar’s assets. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of all of Mecar’s assets, with the exception of assets pledged for the SOGEPA loan described in Note 7 — Long Term Obligations.
NOTE 7 — LONG-TERM OBLIGATIONS
Long-term obligations as of March 31, 2010 and December 31, 2009 consist of the following:

	March 31,	December 31,
	2010	2009

SOGEPA loan	$8,073	$8,600
Bank notes payable	107	128
Capital leases and other	81	119

Total long-term debt	8,261	8,847
Less: Current maturities	(8,188)	(4,240)

Long-term debt, less current maturities	$73	$4,607

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
SOGEPA Loan. On December 20, 2007, Mecar entered into a €6,000 (approximately $8,073) loan agreement with the Société Wallonne de Gestion et de Participations (“SOGEPA”), a local Belgian regional agency to provide Mecar with additional working capital financing. The loan matures on December 20, 2012 and accrues interest at 4.95% per year. Quarterly interest payments are due during the first year of the loan, with quarterly principal and interest payments due thereafter. The loan is secured by a mortgage on Mecar’s office building and manufacturing facilities. As part of the loan, Mecar is required to maintain certain capital requirements as defined in the loan agreement. Mecar paid debt issue costs of $141 in connection with the loan which is being amortized over the term of the loan. The unamortized debt issue cost was $71 and $82 at March 31, 2010 and December 31, 2009, respectively. As a cash conservation measure, it was verbally agreed to defer the required repayments of 2009 and the first quarter of 2010 principal in the amount of $1,927 (€1,391) and $507 (€366), respectively, to the end of the second quarter of 2010. The Company evaluated the amendment and concluded that it did not meet the definition of a substantially different debt modification subject to the terms of ASC 470 Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Therefore, no gain or loss was recorded as a result of the modification. The outstanding balance due on the loan was $8,073 (€6,000) and $8,600 (€6,000) at March 31, 2010 and December 31, 2009, respectively. The Company reclassified the entire outstanding balance as a short-term obligation as the Company will be unlikely to repay the required 2009 and first quarter 2010 principal balances due on June 30, 2010.
Bank notes payable. In February 2009, Mecar entered into a $163 (€121) loan agreement with one of the banks in its banking facility to purchase a telephone system. The loan matures on February 25, 2012 and accrues interest at 4.88% per year. The loan is secured by the assets acquired. The outstanding balance due on the loan was $107 and $128 at March 31, 2010 and December 31, 2009, respectively.
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
NOTE 8 — WARRANTS
On March 6, 2006, in conjunction with the issuance of the convertible notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions similar to the provisions set forth in the Notes and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with ASC 815 Derivatives and Hedging, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as liabilities, presented as derivative instruments on the balance sheet, and are being recorded and carried at the fair value of the instrument. At March 31, 2010 and December 31, 2009, the Company determined the fair value of the warrants was $273 and $24, respectively. For the three months ended March 31, 2010 and 2009, the Company recorded a loss of $249 and a gain of $234, related to the calculated fair value adjustment of the warrants, respectively.
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS
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
The Company has not designated the foreign currency futures contracts as hedging instruments under ASC 815. As such, realized and unrealized gains (losses) from derivative contracts are reported in the income statement. As of March 31, 2010 and December 31, 2009, the Company had liabilities totaling $1,413 and $814, respectively, representing the fair values of these foreign currency futures contracts. The Company classifies its foreign currency futures contracts as current or non-current based on the expiration date of such contracts. During the three months ended March 31, 2010 and 2009, the Company recognized net losses of $668 and $662, respectively, in connection with its foreign currency futures contracts.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
The following table presents the Company’s derivative liabilities at March 31, 2010 and December 31, 2009, respectively:

		Fair Value at
	Liability Derivatives Balance Sheet Location	March 31, 2010	December 31, 2009
Derivatives not designated as hedging instruments under ASC 815
Foreign Currency future contracts	Other current liabilities	$506	$315
Foreign Currency future contracts	Long-term foreign exchange contracts, less current maturities	907	499

Total derivatives not designated as hedging instruments under ASC 815		$1,413	$814

The following table presents the location and amount of gains from derivatives reported in the consolidated statements of operations for the three months ended March 31, 2010 and 2009, respectively:

		For the Three Months Ended
	Statement of Operations Location	March 31, 2010	March 31, 2009
Derivatives not designated as hedging instruments under ASC 815
Foreign Currency future contracts	Loss from foreign exchange contracts	$(668)	$(662)

For more information on the fair value of these derivative instruments, see Note 10.
NOTE 10 — FAIR VALUE MEASUREMENTS
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at March 31, 2010 and December 31, 2009:

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
March 31, 2010	or Liabilities (level 1)	(level 2)	(Level 3)	Total
Liabilities
Derivatives instruments — warrants	$—	$273	$—	$273
Foreign exchange contracts	—	1,413	—	1,413

	$—	$1,686	$—	$1,686

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2009	or Liabilities (level 1)	(level 2)	(Level 3)	Total
Liabilities
Derivatives instruments — warrants	$—	$24	$—	$24
Foreign exchange contracts	—	814	—	814

	$—	$838	$—	$838

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
NOTE 11 — LOSS PER SHARE FROM CONTINUING OPERATIONS
Basic loss per share from continuing operations excludes potential common shares and is computed by dividing net loss from continuing operations by the weighted average number of common shares outstanding for the period. The computation of diluted loss per share from continuing operations excludes the effects of stock options, warrants and restricted stock (unvested stock awards), if such effect is anti-dilutive. The table below shows the calculation of basic and diluted loss per share from continuing operations for the three months ended March 31, 2010 and 2009, respectively:

	Three Months Ended March 31,
	2010	2009

Net loss from continuing operations	$(5,155)	$(1,373)

Weighted average number of basic and diluted shares	8,175,364	8,079,972

Basic and diluted net loss per share from continuing operations	$(0.63)	$(0.17)
For the three months ended March 31, 2010, the Company has excluded warrants, unvested stock awards and stock options of 411,593, 5,000, and 36,597 shares, respectively, from the calculation of loss per share from continuing operations since their effect would be anti-dilutive. For the three months ended March 31, 2009, the Company has excluded warrants, unvested stock awards and stock options of 411,593, 16,334 and 2,786 shares, respectively, from the calculation of loss per share from continuing operations since their effect would be anti-dilutive.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
NOTE 12 — COMPREHENSIVE LOSS
A summary of the components of Comprehensive Loss for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009

Net loss	$(5,155)	$(317)
Currency Translation Adjustment	(1,256)	(1,863)

Comprehensive loss	$(6,411)	$(2,180)

The currency translation adjustment for the three months ended March 31, 2010 and 2009 resulted from the change in the value of the Euro during the respective periods.
NOTE 13 — OTHER — NET
Other income (expense) included in the Company’s consolidated statements of operations at March 31 is comprised of the following:

	Three Months Ended March 31,
	2010	2009

Net currency transaction gains (losses)	$339	$(301)
Miscellaneous — net	(295)	54

	$44	$(247)

Miscellaneous — net includes income received from various sources such as subsidies, penalties, non deductible value added taxes, sublease rent and sale of materials.
NOTE 14 — SHARE-BASED COMPENSATION
Total share-based compensation was $107 (including outside directors compensation of $89) and $141 (including outside directors compensation of $108) for the three months ended March 31, 2010 and 2009, respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
In conjunction with the Company’s signing a definitive Merger agreement on January 18, 2010, all equity compensation plans have been suspended pending the Company’s Merger. As such, new future equity awards will not be made unless the Merger fails to close.
During the three months ended March 31, 2009, the Company granted options to purchase 100,000 shares of its common stock. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the date of grant were $1.21 at March 31, 2009. The weighted average assumptions used in the model for the three months ended March 31, 2009 were as follows:

March 31, 2009
Risk free interest rate	0.80%
Expected volatility rate	70.71%
Expected lives — years	1
Dividend yield	—
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
NOTE 15 — INDUSTRY SEGMENTS

	Three Months Ended March 31,
	2010	2009

Revenues from external customers
Mecar SA	$14,435	$26,742
Mecar USA	5,734	4,806

	$20,169	$31,548

Segment earnings (loss) from continuing operations before taxes
Mecar SA	$(3,731)	$(172)
Mecar USA	519	6
Corporate	(1,933)	(1,207)

	$(5,145)	$(1,373)

The segment profit (loss) before provision for income taxes includes all revenue and expenses at the subsidiary level excluding any corporate fees passed to the subsidiary in the form of management fees. Corporate includes all expenses of the Corporate office and foreign holding companies before an allocation of management fees to the subsidiaries.

	March 31,	December 31,
	2010	2009
Segment assets
Mecar SA	$92,217	$84,575
Mecar USA	7,936	12,175
Corporate	3,333	3,879

	$103,486	$100,629

The segment assets exclude any intersegment receivables and payables.
NOTE 16 — PROVISION FOR TAXES
As required under ASC 270 — Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year 2010 and applied that rate to its income before income taxes in determining its provision for income taxes for the three months ended March 31, 2010 and 2009. For each of the three months ended March 31, 2010 and 2009, the Company’s consolidated annualized effective tax rate was 0%.
As of March 31, 2010 and December 31, 2009, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For each of the three months ended March 31, 2010 and 2009, there was no interest or penalties recorded or included in tax expense.
In the United States, the Company is still open to examination from 2006 forward. In Belgium, the Company is still open to examination by the Belgian tax authorities from 2006 forward, although carryforward tax attributes that were generated prior to 2006 may still be adjusted upon examination by the Belgian tax authorities if they either have been or will be utilized.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
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
Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with ASC 740 Accounting for Income Taxes. The Company will continue to periodically review the adequacy of the tax valuation allowance and may, at some point in the future based on continued profit, reverse the tax valuation allowance. At December 31, 2009, the Company had US net operating loss carryforwards of $16,322, which will begin to expire in 2026 and foreign NOLs of approximately $89,416, which may be carried forward indefinitely. The Company had foreign tax credits and alternative minimum tax credits of approximately $14,776 and $458, respectively, at December 31, 2009. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credit does not expire.
See Note 17 — Commitments and Contingencies for disclosure on Belgian tax contingency.
NOTE 17 — COMMITMENTS AND CONTINGENCIES
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
In January 2009, the Company amended its agreement with Houlihan Lokey Howard & Zukin Capital, Inc. (“Houlihan Lokey”), the Company’s investment banking advisor. Among other changes, the amended agreement outlines terms for payment of a “success fee” for investment banking services provided since April 2007. This fee will be based on the aggregate sales proceeds received from sales of all Company subsidiaries and assets as well as the fair value any such assets which are not sold. No amounts have been accrued as of March 31, 2010 and December 31, 2009.
DOJ Subpoena
On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. On the same day, the Company also became aware through a press release issued by the DOJ that an employee of Mecar USA had been indicted by the DOJ for allegedly engaging in schemes to bribe foreign government officials to obtain and retain business. The unsealed indictment of this employee and the DOJ’s press release indicate that the alleged criminal conduct was on behalf of a Decatur, Georgia company which is unrelated to the Company or Mecar USA. Mecar USA’s employment agreement with the employee provides that the employee shall not actively engage in any other employment, occupation or consulting activity that conflicts with the interests of the Company. In light of the employee’s breach of his employment agreement, Mecar USA terminated his employment on January 20, 2010.
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
The Company is cooperating with the DOJ and complying with the DOJ’s subpoena. The Company’s ongoing compliance with the DOJ subpoena is being overseen by the Audit Committee which is also conducting an internal review of the activities of Mecar USA’s former employee. The Audit Committee is being assisted in these matters by independent outside counsel.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
The Company has been providing regular updates to Chemring on the progress of the internal review and has been responding to additional requests for information from Chemring. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on the Merger with Chemring (the “Merger”) or on our business, results of operations, liquidity or capital resources.
Litigation Relating to the Merger
Two putative stockholder class action lawsuits related to the Merger were filed since the announcement of the execution of the Merger agreement. On February 19, 2010, the Delaware Court of Chancery entered an order consolidating the two actions. On March 3, 2010, following the filing of the Company’s preliminary proxy statement with the SEC, the plaintiffs filed a consolidated amended class-action compliant, which names as defendants, each of the Company’s directors and a Chemring subsidiary. The consolidated amended class-action was dismissed without prejudice effective April 1, 2010.
Litigation Relating to Consulting Agreement
On April 19, 2010, a lawsuit was filed against the Company alleging breach of contract related to an agreement the Company entered into with a loan brokerage firm in its attempt to seek a new bank line of credit. The lawsuit seeks damages in the amount of $640. The Company believes this lawsuit is without merit and intends to defend it vigorously.
Indemnification provisions
On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,541 in net proceeds. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. Theses indemnification provisions have been capped at $1,000, a majority of which expired on July 6, 2008. At March 31, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable.
On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price adjustment to be determined following closing. On September 18, 2007, the Company completed the sale. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Total indemnification provisions have been capped at $7,365 (€5,000). An escrow amount of approximately $2,790 (€2,000) was established to satisfy any such claims. In March 2009, the Company received $1,116 (€800) in accordance with the terms of the escrow agreement. In December 2009, the Company received the remaining escrow balance of $1,074 (€770), net of $600 (€430) in fees associated with an early release. At March 31, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable.
On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. The Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for losses, liabilities, damages or expenses arising for any breach of covenants, representation or warranties; income tax liabilities existing prior to closing; and violations of environmental laws. The indemnification amount can be as much as the purchase price for certain covenants but generally is capped at $950. A majority of these indemnification provisions expired on April 25, 2009. At March 31, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
On August 14, 2008, the Company entered into an Asset Purchase Agreement to sell GMS for $26,000. The Asset Purchase Agreement requires a total of $2,500 be held in escrow to provide for certain indemnifications as stated for in the Asset Purchase Agreement. The terms of the escrow agreement provide that the remaining escrow balance will be released on April 1, 2010. The Asset Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale of any and all liabilities, losses, claims, damages, diminution of value or other costs and expenses paid by the buyer arising out of any breach or inaccuracy of any representations or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Total indemnification provisions have been capped at $5,200, a majority of which expired on March 31, 2010. As a result of an early release of an escrow amount in full in 2009, a gain of $2,350, net of $150 in fees associated with an early release, was recorded in 2009. At March 31, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable.
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
On August 7, 2009, the Company signed a Stock Purchase Agreement to sell NS Microwave for $400 in cash and a promissory note in the amount of $1,325. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. These indemnification provisions have been capped at $863, a majority of which will expire on August 6, 2010. At March 31, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable. At March 31, 2010, the outstanding principal and interest balance on the note receivable from the buyer was $1,092, net of accounts deemed uncollectible of $250, in accordance with the terms of the agreement.
Tax Litigation
As part of its 2004 tax audit with the Belgian tax authorities, the Company recorded a liability of $3,077 and $3,278 at March 31, 2010 and December 31, 2009, respectively, related to tax due on unrealized/realized foreign currency gains as well as associated interest and penalties. This issue is currently being litigated in the Belgian tax courts. At this time, the Company believes no further accruals are necessary.
NOTE 18 — DISCONTINUED OPERATIONS
The Consolidated Financial Statements and related note disclosures reflect NS Microwave as “Long-Lived Assets to be Disposed of by Sale” for all periods presented in accordance with ASC 360. Accordingly, our results of operations for all periods presented have been reclassified to reflect NS Microwave as discontinued operations in the consolidated statement of operations for all periods presented.
NS Microwave Systems, Inc.
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
At both March 31, 2010 and December 31, 2009, there were no assets and liabilities held for sale for NSM as the transactions had been completed in 2009.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010
(Thousands of Dollars)
The following discloses the results of discontinued operations for the three months ended March 31, 2009 for NSM:

Three Months Ended
March 31, 2009
NSM

Revenue	$1,741
Income (loss) before taxes	110
Income (loss), net of tax	110

Discontinued operations, net of tax	$110

For the three months ended March 31, 2009, the Company recorded an additional $100 in income taxes associated with the sale of GMS completed in 2008.
NOTE 19 — SUBSEQUENT EVENTS
On April 7, the Company announced that it has postponed the date of its special meeting of stockholders to approve its pending merger with Chemring Group PLC from the scheduled date April 8, 2010 to April 22, 2010. On April 21, the Company announced that it further postponed the date of its special meeting of stockholders to May 6, 2010. On May 6, 2010, the shareholders voted to adjourn the special meeting to a later date, June 1, 2010.
The special meeting was postponed after Chemring indicated that it needed more time to continue its ongoing review of the Company. The Company has been providing regular updates to Chemring on the progress of its internal review and has been responding to additional requests for information from Chemring. The Company intends to continue to cooperate with Chemring with respect to these matters.
On April 19, 2010, a lawsuit was filed against the Company alleging breach of contract related to an agreement the Company entered into with a loan brokerage firm in its attempt to seek a new bank line of credit. The lawsuit seeks damages in the amount of $640. The Company believes this lawsuit is without merit and intends to defend it vigorously.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2010
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
On January 18, 2010, the Company signed a definitive Merger agreement with Chemring Group PLC (“Chemring”). Chemring has agreed to acquire the Company in an all-cash transaction valued at $7.25 per share. The closing of the Merger is subject to obtaining the approval of our stockholders and the satisfaction of the other closing conditions contained in the Merger agreement and may be impacted by the matters described in Part II, Item 1- Legal Proceedings, including but not limited to a delay in the closing of the Merger. The Company has postponed the date of its special meeting of stockholders to approve its pending merger with Chemring from April 8, 2010 to April 22, 2010 and then further postponed it to May 6, 2010. On May 6, 2010, the shareholders voted to adjourn the special meeting to a later date, June 1, 2010, after Chemring indicated that it needed more time to continue its ongoing review of the Company. The Company has been providing regular updates to Chemring on its progress in addressing such matters, has been responding to additional requests for information from Chemring and expects to continue to cooperate with Chemring with respect to these matters.
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
Liquidity and Capital Resources
During the last few years, the Company has faced and continues to face liquidity challenges resulting mainly from the reduction of revenue and continuing significant operating losses at Mecar over the past several years. Since 2008, the Company has cut the operating costs of its headquarters, divested all of its non-core subsidiaries, and implemented a plan to reduce the fixed-cost base of Mecar. The Company repaid Mecar’s cash line in late 2008 and made the last repayment of its senior convertible notes in early 2009.
At present, the Company and its subsidiaries are operating without the benefit of any line of credit. Each of Mecar and Mecar USA have been operating under substantial cash restrictions and have managed their respective operations with the assistance of receivables factoring, bank overdrafts and stretching payments to vendors and suppliers. Mecar’s cash shortages have precluded it from paying management fees to Allied since 2005. Allied has overcome this shortfall by obtaining early, discounted payments from escrows established in connection with the sales of The VSK Group and GMS, which escrows have now been exhausted.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2010
(Thousands of Dollars)
(Unaudited)
Mecar’s bank group has agreed to extend its current credit facility for the issuance of performance bonds and advance payment guarantees until June 2, 2010. The current facility provides for a maximum of $37,001 (€27,500) of performance bonds and advance payment guarantees outstanding at one time. Any requirements in excess of this amount are required to be fully cash collateralized by the Company. The banks currently have issued irrevocable performance bonds and advance payment guarantees, expiring after June 2, 2010, with a value of $35,223 (€26,178). Such outstanding performance bonds and advance payment guarantees will remain in place until their individual expiration, which at the minimum, is for the term of the respective contract. Unless the Company is able to extend or replace this financing, it will not be able to sign any new customer contracts that require performance bonds or advance payment guarantees without full cash collaterization. The Company’s possible inability to sign new customer contracts will significantly impact future revenues thereby potentially limiting Mecar’s ability to meet its existing and known or reasonably likely future cash requirements. However, the Company will continue to recognize revenue from contracts in progress with existing performance bond and advance payment guarantees until completion of the contracts. Sales contracts typically extend for a period of 12 to 18 months from signing. In addition, in order to better manage short-term cash flow, members of the bank group have, from time to time, discounted letters of credit and extended the bank overdraft facility since 2009.
The Company has been unable to obtain a longer term banking solution in Europe. In 2009, Mecar was approved for additional issuances of performance bonds and advance payment guarantees by a new bank that is not in the bank group. This bank has issued irrevocable performance bonds and advanced payment guarantees with a value of $5,786 (€4,300). Upon the termination of Mecar’s credit facility on June 2, 2010, future issuances, if any, will have to be provided on a case by case basis. The Mecar bank group has advised that if the Merger does not close, the Company should not expect continued short-term financing and short-term extensions of the credit facility by Mecar’s bank group.
The Company has also sought additional working capital financing for its US operations to support Mecar USA; no such financing has yet been obtained. Currently, based on the terms of the Merger Agreement, the Company is precluded from entering into new financing agreements outside of the ordinary course of business without Chemring’s consent. In the interim, Mecar USA has made arrangements to fund its working capital requirements with existing accounts receivable factoring arrangements and continued stretching of trade creditors. Mecar USA has adequate trade financing in place to execute its current backlog, but future growth will be limited unless long-term working capital financing can be secured.
At March 31, 2010, the Company had $1,398 in cash on hand. For the three months ended March 31, 2010, the Company used $6,711 of cash from its continuing operating activities. This usage stems mainly from a $5,155 net loss from continuing operations and $3,205 from a decrease in net operating assets, offset by $1,649 of non-cash adjustments.
Outlook for 2010
On January 18, 2010, the Company signed a definitive Merger agreement with Chemring. Due to the cash flow challenges noted in the Liquidity and Capital Resources section above, if the Merger does not timely close, the Company will need to secure additional financing to support its operations. If the Company is unable to secure additional financing, it may need to cease operations.
As reported under Part II, Item 1- Legal Proceedings, the Company received a subpoena and communications from the Department of Justice (“DOJ”). The Audit Committee of the Board has been overseeing compliance with the subpoena and has also conducted an internal review of the activities of a former Mecar USA executive. The Company has been providing regular updates to Chemring and the Company has been responding to additional requests for information from Chemring. The Company is incurring significant legal expense associated with these matters and it is uncertain of the outcome of these matters or the impact they may have on the Merger, our business, results of operations, liquidity or capital resources.
Since 2007, Mecar USA revenues have grown significantly as a result of the expansion of its ammunition service business. The Mecar USA executive whose employment was recently terminated was responsible for substantially all of the Mecar USA’s ammunition services contracts. During 2009, Mecar USA recruited an assistant for this former employee and outsourced certain activities that historically were performed by this executive. Management believes it has the personnel and resources necessary to timely perform on its backlog. Mecar USA continues to pursue new ammunition services contracts, although the loss of its former executive will likely have an adverse impact on Mecar USA’s ability to continue to grow its ammunition service business, for at least the short term.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2010
(Thousands of Dollars)
(Unaudited)
The continuing loss from operations, the lack of financing, the DOJ subpoena and the loss of a key Mecar USA executive raise doubt about the Company’s ability to continue as a going concern in the event that the Merger does not close. If the Merger does not close, the Company will need to do a substantial finance transaction which, given the current credit markets, if available at all, would likely be an equity transaction that will result in significant dilution to the shareholders. There are no assurances that this financing will be available to the Company and if such financing is not available, the Company may need to cease operations.
The Company has less than $500 of firm commitments for capital expenditures outstanding as of March 31, 2010.
Results of Operations
Allied had a net loss from continuing operations of $5,155 for the three months ended March 31, 2010 as compared to a net loss from continuing operations of $1,373 for the comparable period in 2009. The unfavorable results of 2010 were due to a reduction in revenues and increased percentage of cost of sales relative to the revenue at Mecar.
For the three months ended March 31, 2010, the Company had no net income from discontinuing operations as compared to net income of $1,056 for the comparable period in 2009. This was due to completion of the sale of NSM in August 2009 and the recoveries of outstanding escrow balances from the VSK sale transaction in 2009.
Net loss was $5,155 for the three months ended March 31, 2010 as compared to a net loss of $317 for the comparable period in 2009. Results for 2010 were unfavorably impacted by the reduced revenue and increased percentage of cost of sales relative to the revenue.
The Company’s results were significantly affected by the foreign exchange impact on the operations of the Company’s Euro-based business units. All Euro-based results of operations were converted at the average 2010 and 2009 exchange rates of 1.3856 and 1.3080, U.S. Dollar to 1 Euro, respectively.
Revenue. The table below shows revenue by segment for the three months ended March 31, 2010 and 2009, respectively. Allied had revenue of $20,169 during the current period, which was 36% lower than its revenue in the same period of 2009.

	Revenue by Segment
	Three months Ended March 31,
	2010		2009
		% of		% of
	Amount	total	Amount	total
Mecar	$14,435	72%	$26,742	85%
Mecar USA	5,734	28	4,806	15

Total	$20,169	100%	$31,548	100%

Mecar’s revenue for the three months ended March 31, 2010 decreased by $12,307 (46%) from the prior period. The decrease in revenue was due to lower manufacturing activity in the current period. Mecar’s ability to execute on its backlog continues to be negatively affected by the Company’s liquidity issues.
For the three months ended March 31, 2010, Mecar USA’s revenue has increased by $928 from $4,806 in the prior period to $5,734 in the current period. Revenue in the current period resulted mainly from increased shipments of non-standard ammunition to the U.S. government for the benefit of Afghanistan. On these contracts, Mecar USA serves as a sub-contractor to large defense contractors.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2010
(Thousands of Dollars)
(Unaudited)
Cost of Sales. Cost of sales, as a percentage of revenue, for the three months ended March 31, 2010, was 91% compared to 85% for the same period in 2009. Gross profit, as a percentage of revenues, was 9% and 15% for the three months ended March 31, 2010 and 2009, respectively. The table below shows cost of sales by segment for the three months ended March 31, 2010 and 2009, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Three months Ended March 31,
	2010		2009
		% of		% of
		segment		segment
	Amount	revenue	Amount	revenue
Mecar	$13,467	93%	$22,233	83%
Mecar USA	4,807	84	4,485	93

Total	$18,274	91%	$26,718	85%

Mecar’s gross profit for the three months ended March 31, 2010 was $968 (7% of segment revenue) as compared to gross profit of $4,509 (17% of segment revenue) in the prior comparable period. This decrease was due to having a larger volume of smaller contracts and a mix of contracts with higher direct costs in the current period in addition to a significantly lower level of revenue, which resulted in overall lower gross margin. On certain contracts to foreign governments, these direct costs include commissions to in-country agents. Mecar considers such costs to be directly attributable to its performance on the contract.
For the three months ended March 31, 2010, gross profit for Mecar USA was $927 (16% of segment revenue) compared to gross profit of $321 (7% of segment revenue) in the prior comparable period. The improvement in gross margin resulted from better pricing of contracts, lower shipping costs and lower commissions in the current period.
Selling and Administrative Expenses. Selling and Administrative (SA) expenses as a percentage of revenue were 22% and 13% for the three months ended March 31, 2010 and 2009, respectively. The table below shows SA by segment for the three months ended March 31, 2010 and 2009, respectively.

	Selling and Administrative Expenses by Segment
	Three months Ended March 31,
	2010		2009
		% of		% of
	Amount	total	Amount	total
Mecar	$2,499	55%	$2,434	58%
Mecar USA	333	8	332	8
Corporate	1,691	37	1,446	34

Total	$4,523	100%	$4,212	100%

The increase of $65 in Mecar was due to higher average exchange rates in the current period, offset by a lower level of spending in the current period. Mecar USA’s SA expenses remained consistent at 8% of the total SA expenses for both three months ended March 31, 2010 and 2009. The increase of $245 in Corporate segment during the three months ended March 31, 2010 resulted from higher spending in legal and professional costs associated with the pending Merger with Chemring as well as compliance with the DOJ subpoena and the accompanying Audit Committee internal review, offset by reduced accounting and travel expenses.
Research and Development. Research and development (R&D) costs increased by $12 for the three months ended March 31, 2010 from 2009 levels of $492 to $504 in the current period. This increase was attributable to a higher average exchange rate for the current period.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2010
(Thousands of Dollars)
(Unaudited)
Interest Income. Interest income for the three months ended March 31, 2010 decreased by $16 from 2009 levels of $35 to $19 in the current period. The decline in interest income was a result of having lower average cash levels in 2010 and due to the decrease in overall interest rate between the two periods.
Interest Expense. Interest expense for the three months ended March 31, 2010 was $1,159 as compared to prior period interest expense of $864. This increase was mainly due to higher costs at Mecar associated with accruals for late penalties and fees incurred for performance bonds and advance payment guarantees in the current period.
Net Gain (Loss) on fair value of the senior convertible notes and warrants. For the three months ended March 31, 2010, the Company recognized a net loss of $249 related to the fair value of the warrants as compared to a net gain of $239 related to the fair value of the notes and warrants for the comparable period in 2009. Changes in the fair value of the notes and warrants are due primarily to the change in the Company’s closing stock price, the volatility of the Company’s stock price during the periods, the redemption features of the notes and warrants relative to the Company’s pending Merger with Chemring and the outstanding principal balance at any point in time. On March 31, 2010, the Company’s stock closed at $7.21 per common share as compared to $3.95 per common share on March 31, 2009. The Notes related to the Company’s senior secured convertible notes were repaid in full in January 2009. See Note 8 for a description of Warrants.
Loss from Foreign Exchange Contracts. For the three months ended March 31, 2010 and 2009, the Company realized a loss of $668 and $662, respectively, associated with Mecar’s foreign currency transactions. This loss is attributed to unrealized losses from the change in fair value of its participating forward European currency contracts. Mecar has participating forward European currency contracts in place mainly for a significant U.S. Dollar denominated sales contract that spans over the next two years. At the signing of the sales contract, Mecar entered into the forward currency contract to protect Mecar’s anticipated profitability on this contract by protecting itself against the net currency exposure. As a result of a fluctuation in the U.S. Dollar, Mecar has experienced unrealized gains (losses) on an interim basis relative to the life of the forward contracts.
Other — Net. Other — net for the three months ended March 31, 2010 increased to an income of $44 from a loss of $247 in the prior period. This change was due to a favorable impact of foreign currency transactions at Mecar, as a result of a higher U.S. Dollar exchange rate during the three month period ended March 31, 2010. A summary of the contents of this income (expense) is provided in the Note 13 — Other — Net of the financial statements.
Pre-Tax Income (Loss)
The table below shows the pre-tax income (loss) by segment for the three months ended March 31, 2010 as compared to the same period in the prior year.

	Pre-Tax Income (Loss) by Segment
	Three months Ended March 31,
	2010		2009
		% of		% of
		total		total
	Amount	revenue	Amount	revenue
Mecar	$(3,731)	(19)%	$(172)	—%
Mecar USA	519	3	6	—
Corporate	(1,933)	(10)	(1,207)	(4)

Total	$(5,145)	(26)%	$(1,373)	(4)%

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2010
(Thousands of Dollars)
(Unaudited)
Mecar incurred a pre-tax loss of $3,731 for the three months ended March 31, 2010 as compared to a pre-tax loss of $172 for the comparable period in 2009. This increase in pre-tax loss was associated with lower revenues on lower gross margin contracts executed in the current period. For the three months ended March 31, 2010, Mecar USA had a pre-tax income of $519 as compared to pre-tax income of $6 for the comparable period in 2009. This improvement in pre-tax income was due to increased revenue from higher gross margin contracts executed in the current period. Corporate had pre-tax loss of $1,933 for the three months ended March 31, 2010 as compared to a pre-tax loss of $1,207 for the comparable period in 2009. This increase in pre-tax loss was attributable to higher legal and professional costs incurred in the pending Merger with Chemring as well as compliance with the DOJ subpoena and the accompanying Audit Committee internal review. In addition, a loss incurred from the change in fair value of the warrants for the three month period in 2010 of $249 as opposed to a gain of $239 in the prior comparable period.
Income Taxes. The effective income tax rate for each of the three months ended March 31, 2010 and 2009 was 0%. The Company’s interim accounting for income taxes is in accordance with ASC 740, Accounting for Income Taxes in Interim periods.
Net Income from discontinued operations. Net income from discontinued operations consisted of gain on the sale of subsidiaries and the income from the operations of these discontinued businesses. The table below shows the net income from discontinued operations for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010	2009
Income from discontinued operations	$—	$110
Gain on the sale of subsidiaries, net of tax	—	946

Net income from discontinued operations	$—	$1,056

The Company had no net income from discontinued operations for the three months ended March 31, 2010 as compared to net income from discontinued operations of $1,056 in the same comparable period of 2009. Prior year income included an income from NSM of $110 and a gain on the sale of subsidiaries of $946. This decline was due to the completion of a divestiture of NSM in August 2009. In addition, the Company partially recovered an escrow balance in the amount of $1,046 (€800) in March 2009 from the sale of The VSK Group, offset by a loss recognized from additional income taxes of $100 recorded in March 2009 for the sale of GMS.
Net Loss. The Company had a net loss of $5,155 for the three months ended March 31, 2010 compared to a net loss of $317 in the same comparable period of 2009. This increase in net loss was associated with an increased loss from continuing operations of $5,155 in the current period as compared to a loss from continuing operations of $1,373 in the prior period. This increased loss from continuing operations was due to lower revenues and higher cost of sales at Mecar in the current period. In addition, an increase in interest expense of $295 and a loss incurred from the change in the fair value of the warrants at March 31, 2010 of $249, as compared to a fair value gain of $239 in the prior period, negatively impacted the current period results. Finally, a one-time recovery of escrow balances resulted in a gain of $946 from the sale of discontinued business in the prior period.
Backlog. As of March 31, 2010, the Company’s firm committed backlog was $87,726 compared to $158,487 at March 31, 2009. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting, as applicable. The table below shows the backlog by segment at March 31, 2010 and 2009, respectively.

	Backlog by Segment
	2010		2009
	Amount	%	Amount	%
Mecar	$79,313	90%	$109,482	69%
Mecar USA	8,413	10	49,005	31

Total	$87,726	100%	$158,487	100%

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2010
(Thousands of Dollars)
(Unaudited)
The decrease of funded backlog in March 31, 2010 for Mecar was associated with significant progress made on funded contracts received in 2009. Mecar continues to work on receipt of new contracts or replacement contracts for the existing in progress contracts. Based on the nature of Mecar’s business, from time to time, Mecar receives large contracts that are executed over the long-term, which can sometimes cause backlog, both funded and unfunded, to have unusual peaks and downs.
The reduction of Mecar USA’s backlog was associated with significant shipments made under funded contracts received in 2009, particularly shipments of non-standard ammunition to Afghanistan for the U.S. government. The $37,000 contract award received in December 2008 was fully executed in 2009. While the contract received in December 2008 was a firm, fixed contract, Mecar USA’s current U.S. government contract to provide non-standard ammunition to Afghanistan is an IDIQ, indefinite delivery and quantity, contract with specific task orders. The majority of Mecar USA’s current backlog reflects open task orders on that contract. Since 2009, Mecar USA has provided non-standard ammunition to the U.S. government as a sub-contractor to large defense contractors.
In addition to above funded backlog, the Company had unfunded backlog, which is subjected to an appropriation of governmental funds, of approximately $27,479 and $13,473 at March 31, 2010 and 2009, respectively. These are contracts or portions of contracts that do not have all of the appropriate approvals to be performed on. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog.
Balance Sheet
The table below provides the summary consolidated balance sheets as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
ASSETS
Cash, unrestricted	$1,398	$9,021
Cash, restricted	19,996	5,599
Accounts receivable, net	23,471	28,911
Costs and accrued earnings on uncompleted contracts	11,446	14,402
Inventories, net	23,978	19,581
Contracts in progress	1,862	179
Other current assets	4,706	4,679
Property, plant & equipment and other assets	16,629	18,257

TOTAL ASSETS	$103,486	$100,629

LIABILITIES
Bank overdraft facility	$679	$2,635
Accounts payable and accrued liabilities	38,329	39,886
Customer deposits	27,284	15,974
Other current liabilities	4,961	3,773
Other long-term liabilities and debt	11,526	11,350

TOTAL LIABILITIES	82,779	73,618

STOCKHOLDERS’ EQUITY	20,707	27,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,486	$100,629

The Company’s March 31, 2010 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All Euro values were converted at March 31, 2010 and December 31, 2009 conversion ratios of $1.3455 and $1.4333, respectively.
Current assets were $86,857 at March 31, 2010 as compared to $82,372 at December 31, 2009. Current liabilities were $79,947 at March 31, 2010 as compared to $66,823 at December 31, 2009. Working capital, which includes restricted cash, was $6,910 at March 31, 2010 as compared to $15,549 at December 31, 2009. The decrease in net working capital of $8,639 was primarily due to an increase in current liabilities associated with a reclassification of the entire outstanding balance of SOGEPA loan as a short-term obligation in the current period.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2010
(Thousands of Dollars)
(Unaudited)
Unrestricted cash balances decreased by $7,623 to $1,398 at March 31, 2010 as compared $9,021 at December 31, 2009. This was due to increased usage in operating activities in performance of sales contracts in progress at both Mecar and Mecar USA.
Restricted cash balances were $19,996 and $5,599 at March 31, 2010 and December 31, 2009, respectively. The restricted cash balance consists mainly of Mecar’s customer deposits of which a portion has been restricted to secure bank issued advance payment guarantees and performance bonds. The increase of restricted cash balance from December 31, 2009 was associated with new advance payment guarantees that were opened in the current period for certain contracts.
Accounts receivable at March 31, 2010 decreased by $5,440 as compared to the December 31, 2009 balance of $28,911, primarily due to the collection of outstanding receivables and lower volume of billings in the current period at both Mecar and Mecar USA.
At Mecar, the costs and accrued earnings on uncompleted contracts declined from $14,402 at December 31, 2009 to $11,446, while Mecar USA’s contracts in progress have increased by $1,683 from December 31, 2009’s level of $179. The decline of costs and accrued earnings on uncompleted contracts was primarily due to completion of existing sales contracts, thereby reducing the amount of unbilled contracts in the current period. At Mecar, the Company’s liquidity challenges continue to impact Mecar’s ability to execute on its backlog. The increase of contracts in progress was associated with advance prepayments that Mecar USA was required to make to its suppliers at the end of the current period for upcoming shipments under a large contract currently in backlog.
Inventories increased by $4,397 from December 31, 2009 to $23,978 at March 31, 2010. This increase was due to Mecar’s buildup of pass-through orders and contracts for the resale of certain ammunition which are scheduled to be shipped in the second quarter of 2010.
Other current assets increased to $4,706 at March 31, 2010 from $4,679 at December 31, 2009. This growth was mainly due to an increase in vendor deposits made to suppliers for inventory at Mecar.
Property, plant & equipment and other assets decreased from $18,257 at December 31, 2009 to $16,629 at March 31, 2010. This decline was attributable to depreciation expense of $930 and the impact of a decline in the value of the Euro versus the U.S. dollar in the current period.
The bank overdraft facility at March 31, 2010 decreased by $1,956 from December 31, 2009 as a result of a repayment of a majority of the outstanding balance in the current period. At March 31, 2010, accounts payable and accrued liabilities, including accrual for Belgium social security, decreased by $1,557 from December 31, 2009. This decline was due to repayment of trade payables. Customer deposits increased by $11,310, primarily at Mecar, as a result of the new deposits collected from customers in the current period. Mecar received a significant customer deposit in the current period for a contract that is scheduled to ship in 2011. Other current liabilities increased by $1,188 at March 31, 2010 and was associated with $1,500 due to a third party related to a transfer of certain receivables, offset by a partial payment of outstanding income taxes and a decline in the value of the Euro versus the U.S. dollar in the current period.
Long-term debt and long-term liabilities increased by $176 at March 31, 2010 from the December 31, 2009 level of $11,350. This increase was primarily attributable to an increase in fair value of the warrants and foreign exchange contracts in the current period, offset by scheduled principal repayments in 2010.
The decline of Stockholders’ equity of $6,304 at March 31, 2010 from the December 31, 2009 balance of $27,011 was primarily due to the net loss for the three month period in 2010 and a decrease in the value of the Euro versus the U.S. dollar, which lowered accumulated other comprehensive income. The Euro depreciated by approximately 6% from December 31, 2009. Accumulated other comprehensive income dropped from $16,361 at December 31, 2009 to $15,105 at March 31, 2010.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2010
(Thousands of Dollars)
(Unaudited)
Cash Flows
The table below provides the summary cash flow data for the periods presented.

	For three Months Ended March 31,
	2010	2009

Net cash used in operating activities	$(6,711)	$(9,732)
Net cash used in investing activities	(299)	(918)
Net cash (used in) provided by financing activities	(395)	3,718
Effects of exchange rate on cash	(218)	(219)
Operating Activities. The Company used $6,711 of cash in its operating activities during the three months ended March 31, 2010 as compared to $9,732 of cash used during the same period of 2009. Cash used in continuing operations was $6,711 in 2010 as compared to $9,482 in the prior comparable period.
The decline of cash used from continuing operations resulted mainly from lower net changes in operating assets and liabilities in the current period. The change in operating assets and liabilities resulted in $3,205 of cash use during the three month period of 2010 as compared to cash use of $10,283 in the prior comparable period. The most significant change in operating assets and liabilities in 2010 was from a timely collection of accounts receivables and a reduction in costs and accrued earnings on uncompleted contracts in the current period. The decline of accounts receivable generated $4,126 of cash in the current period as opposed to cash use of $11,616 in the prior period. A lower increase in costs and accrued earnings on uncompleted contracts generated cash of $2,119 as compared to $8,353 of cash use in the prior period. The fluctuation in cost and accrued earnings on contracts was due to fewer contracts in process in the current period. The Company used $5,485 of cash from an increased level of inventories in the current period as compared to $2,925 of cash use in the prior period. Due to the current period’s cash requirements, the change in accounts payable and accrued liabilities generated $609 of cash in the current period as opposed to a higher generated cash of $8,414 in the prior period. Furthermore, the change in customer deposits generated $12,635 of cash in the current period as compared to $16,167 in the prior comparable period. Cash paid for interest was $1,292 and $872 for the three months ended March 31, 2010 and 2009, respectively. Cash paid for income taxes was $121 and $4 for the three months ended March 31, 2010 and 2009, respectively, which included federal, international and state taxes.
Investing Activities. Net cash used in investing activities decreased by $619 from $918 in the three months ended March 31, 2009 to $299 in the current period. This fluctuation stemmed from one time settlement of net proceeds from the sale of subsidiaries of $646 in the prior period.
Financing Activities. The Company used $395 of cash from its financing activities during the three months ended March 31, 2010 compared to a generated cash of $3,718 from its financing activities during the same comparable period in 2009. This negative impact in the current period was primarily related to a repayment of bank overdraft facility of $1,847 with a borrowing of $1,500 from a transfer of certain receivables to a third party in the current period. During the three months ended March 31, 2009, the Company borrowed $4,418 from its bank overdraft facility, offset by the repayment of the remaining convertible notes of $928 in January 2009.
Effects of Exchange Rate. Due to a consistent fluctuation in the exchange rate between U.S. dollar and Euro between March 31, 2010 and 2009, the Company used $218 and $219 of cash, respectively, related to the effects of currency on balances.
Allied. Corporate continues to fund its operations with the remaining recovered escrow balances from the sale of subsidiaries and management fees. If the Merger does not close, Allied will need to seek additional financing to support its operations and meet its obligations. Mecar and Mecar USA are projected to operate without financing from Allied.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2010
(Thousands of Dollars)
(Unaudited)
Mecar. Mecar continues to operate from internally generated cash and advances received from customers. In addition, a loan of approximately $8,073 was provided by a local Belgian regional agency to extend Mecar’s working capital in December 2007. This loan will be repaid over the remaining three years beginning in 2010. The bank facility agreement provides a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The existing credit facility is scheduled to expire on June 2, 2010. The Company is currently negotiating with Mecar’s bank group to extend the performance bond and advance payment guarantee line. In 2009, Mecar began a relationship with a new bank to provide performance bond and advance payment guarantees on a case by case basis. During the first quarter of 2010, the new bank provided approximately $5,786 (€4,300) in performance bonds and advance payment guarantees. To date, all required bonds and guarantees have been issued.
Mecar USA. Mecar USA operated in 2010 from cash generated from operations. From time to time, Mecar USA has been factoring certain receivables to address its short-term cash shortfalls.
Stock Repurchases. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2010 and does not anticipate repurchasing shares of its common stock during the remainder of 2010.
Future Liquidity. On January 18, 2010, the Company signed a definitive Merger agreement with Chemring. If the Merger does not close, the Company will need to do a substantial finance transaction which, given the current credit markets, if available at all, would likely be an equity transaction that will result in significant dilution to the shareholders. There are no assurances that this financing will be available to the Company and if such financing is not available, the Company may need to cease operations.
Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2010, the Company is not involved in any material unconsolidated SPE transactions.
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2010
(Thousands of Dollars)
(Unaudited)
A complete discussion of these policies is contained in our Form 10-K filed on April 7, 2010 with the Securities and Exchange Commission for the year ended December 31, 2009. There were no significant changes to the critical accounting policies discussed in the Company’s 10-K filed for December 31, 2009.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) ASB issued Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures concerning transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy and a roll forward of the activity of assets and liabilities measured in Level 3 of the hierarchy. In addition, ASU 2010-06 clarifies existing disclosure requirements to require fair value measurement disclosures for each class of assets and liabilities and disclosure regarding the valuation techniques and inputs used to measure Level 2 or Level 3 fair value measurements on a recurring and nonrecurring basis. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the roll forward of activity for Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2010
(Thousands of Dollars)
(Unaudited)
In June 2009, the FASB issued ASC 105 Generally Accepted Accounting Principles and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (“ASC”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to GAAP accounting standards but did not impact the Company’s results of operations, financial position or liquidity.
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
Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
DOJ Subpoena
On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. On the same day, the Company also became aware through a press release issued by the DOJ that an employee of Mecar USA had been indicted by the DOJ for allegedly engaging in schemes to bribe foreign government officials to obtain and retain business. The unsealed indictment of this employee and the DOJ’s press release indicate that the alleged criminal conduct was on behalf of a Decatur, Georgia company which is unrelated to the Company or Mecar USA. Mecar USA’s employment agreement with the employee provides that the employee shall not actively engage in any other employment, occupation or consulting activity that conflicts with the interests of the Company. In light of the employee’s breach of his employment agreement, Mecar USA terminated his employment on January 20, 2010.
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
The Company is cooperating with the DOJ and complying with the DOJ’s subpoena. The Company’s ongoing compliance with the DOJ subpoena is being overseen by the Audit Committee which is also conducting an internal review of the activities of Mecar USA’s former employee. The Audit Committee is being assisted in these matters by independent outside counsel.
The Company has been providing regular updates to Chemring on the progress of the internal review and has been responding to additional requests for information from Chemring. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on the Merger with Chemring (the “Merger”) or on our business, results of operations, liquidity or capital resources.
Litigation Relating to the Merger
Two putative stockholder class action lawsuits related to the Merger were filed since the announcement of the execution of the Merger agreement. On February 19, 2010, the Delaware Court of Chancery entered an order consolidating the two actions. On March 3, 2010, following the filing of the Company’s preliminary proxy statement with the SEC, the plaintiffs filed a consolidated amended class-action compliant, which names as defendants, each of the Company’s directors and a Chemring subsidiary. The consolidated amended class-action was dismissed without prejudice effective April 1, 2010.

Litigation Relating to Consulting Agreement
On April 19, 2010, a lawsuit was filed against the Company alleging breach of contract related to an agreement the Company entered into with a loan brokerage firm in its attempt to seek a new bank line of credit. The lawsuit seeks damages in the amount of $640. The Company believes this lawsuit is without merit and intends to defend it vigorously.
Item 1A. Risk Factors
Not required for a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Reserved)
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

THE ALLIED DEFENSE GROUP, INC.
/s/ Deborah F. Ricci
Date: May 17, 2010	Deborah F. Ricci
Chief Financial Officer and Treasurer