Form 10-Q
period 2010-06-30
ALLIED DEFENSE GROUP INC
filed 2010-08-13
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of registrant’s Common Stock outstanding as of August 16, 2010, was 8,173,650.

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009	2

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009	3

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the six months ended June 30, 2010 and the year ended December 31, 2009	4

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009	5

Notes to Unaudited Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. (Reserved)	37

Item 5. Other Information	37

Item 6. Exhibits	37

Signatures	38

Exhibit 31
Exhibit 32

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	June 30,	December 31,
	2010	2009 (a)
ASSETS
Current Assets
Cash and cash equivalents	$6,784	$9,021
Restricted cash	18,834	5,599
Accounts receivable, net	19,335	28,911
Costs and accrued earnings on uncompleted contracts	8,994	14,402
Inventories, net	15,921	19,581
Contracts in progress	1,733	179
Prepaid assets	10,643	3,254
Other current assets	684	1,425

Total current assets	82,928	82,372

Property, Plant and Equipment, net	13,944	16,545

Other Assets	1,261	1,712

TOTAL ASSETS	$98,133	$100,629

CURRENT LIABILITIES
Bank overdraft facility	$980	$2,635
Current maturities of long-term debt	16,753	4,240
Accounts payable	24,663	17,429
Accrued liabilities	8,600	18,654
Customer deposits	28,850	15,974
Belgium social security	2,049	3,803
Income taxes	3,065	3,773
Other current liabilities	819	315

Total current liabilities	85,779	66,823

LONG TERM OBLIGATIONS
Long-term debt, less current maturities and unrealized discounts	51	4,607
Long-term foreign exchange contract, less current maturities	637	499
Other long-term liabilities	1,456	1,689

Total long-term obligations	2,144	6,795

TOTAL LIABILITIES	87,923	73,618

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 8,173,650 at June 30, 2010 and 8,175,480 at December 31, 2009	818	818
Capital in excess of par value	56,698	56,490
Accumulated deficit	(61,203)	(46,658)
Accumulated other comprehensive income	13,897	16,361

Total stockholders’ equity	10,210	27,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,133	$100,629

(a)	Condensed consolidated balance sheet as of December 31, 2009, has been derived from audited consolidated financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$18,744	$47,380	$38,913	$78,928

Cost and expenses
Cost of sales	20,855	40,158	39,129	66,876
Selling and administrative	5,089	4,539	9,612	8,751
Research and development	440	$580	944	1,072

Operating (loss) income	(7,640)	2,103	(10,772)	2,229

Other income (expenses)
Interest income	23	28	42	63
Interest expense	(1,010)	(1,040)	(2,169)	(1,904)
Net gain (loss) on fair value of senior convertible notes and warrants	232	8	(17)	247
(Loss) gain from foreign exchange contracts	(117)	1,231	(785)	569
Other-net	(628)	$(556)	(584)	(803)

	(1,500)	(329)	(3,513)	(1,828)

(Loss) income from continuing operations before income taxes	(9,140)	1,774	(14,285)	401

Income tax expense (benefit)	—	$(195)	10	(195)

(Loss) income from continuing operations	(9,140)	1,969	(14,295)	596

Income from discontinued operations, net of tax
(Loss) gain on sale of subsidiaries	(250)	865	(250)	1,811
Loss from discontinued operations	—	$(1,675)	—	(1,565)

Net (loss) income from discontinued operations	(250)	(810)	(250)	246

NET (LOSS) INCOME	$(9,390)	$1,159	$(14,545)	$842

Earnings (Loss) per share — basic:

Net (loss) earnings from continuing operations	$(1.12)	$0.24	$(1.75)	$0.07
Net (loss) earnings from discontinued operations, net of tax	(0.03)	(0.10)	(0.03)	0.03

Total (loss) earnings per share — basic	$(1.15)	$0.14	$(1.78)	$0.10

Earnings (Loss) per share — diluted:

Net (loss) earnings from continuing operations	$(1.12)	$0.24	$(1.75)	$0.07
Net (loss) income from discontinued operations, net of tax	(0.03)	(0.10)	(0.03)	0.03

Total (loss) earnings per share — diluted	$(1.15)	$0.14	$(1.78)	$0.10

Weighted average number of common shares:

Basic	8,174,363	8,085,207	8,174,521	8,082,402
Diluted	8,174,363	8,101,875	8,174,521	8,107,595
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
(Unaudited)
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital in		Other	Total
	stock, no		$.10 Par	Excess of	Accumulated	Comprehensive	Stockholders’
	Par Value	Shares	value	Par value	(Deficit)	Income	Equity

Balance at January 1, 2009	$—	8,079,509	$808	$55,912	$(38,351)	$16,082	$34,451
Common stock awards	—	78,490	8	326	—	—	334
Retired stocks	—	(1,502)	—	(6)	—	—	(6)
Employee stock purchase plan purchases	—	18,983	2	84	—	—	86
Issue of stock options	—	—	—	71	—	—	71
Directors’ deferred stock compensation	—	—	—	103	—	—	103
Comprehensive loss:
Net loss for the year ended	—	—	—	—	(8,307)	—	(8,307)
Currency translation adjustment	—	—	—	—	—	279	279

Total comprehensive loss							(8,028)

Balance at December 31, 2009	$—	8,175,480	$818	$56,490	$(46,658)	$16,361	$27,011
Common stock awards	—	—	—	138	—	—	138
Forfeited stocks	—	(1,000)	—	—	—	—	—
Retired stocks	—	(830)	—	—	—	—	—
Issue of stock options	—	—	—	27	—	—	27
Directors’ deferred stock compensation	—	—	—	43	—	—	43
Comprehensive loss:
Net loss for the six months ended	—	—	—	—	(14,545)	—	(14,545)
Currency translation adjustment	—	—	—	—	—	(2,464)	(2,464)

Total comprehensive loss							(17,009)

Balance at June 30, 2010	$—	8,173,650	$818	$56,698	$(61,203)	$13,897	$10,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Thousands of Dollars)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net (loss) income	$(14,545)	$842
Less: Loss (gain) on sale of subsidiaries	250	(1,811)
Discontinued operations, net of tax	—	1,565

(Loss) income from continuing operations	(14,295)	596
Adjustments to reconcile net (loss) income from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	1,728	2,069
Unrealized loss (gain) on foreign exchange contracts	785	(569)
Net loss (gain) related to fair value of notes and warrants	17	(247)
(Reduction) provision for estimated losses on contracts	(1,302)	17
Reduction for warranty reserves, uncollectible accounts and inventory obsolescence	(116)	(194)
Common stock and stock option awards	165	226
Deferred director stock awards	43	60
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses
Restricted cash	(15,292)	(4,409)
Accounts receivable	6,237	(1,708)
Costs and accrued earnings on uncompleted contracts	3,566	(8,726)
Inventories	1,167	(2,155)
Contracts in progress	(1,554)	(4,603)
Prepaid and other current assets	(7,903)	(1,537)
Accounts payable and accrued liabilities	1,756	1,829
Customer deposits	16,565	10,260
Deferred compensation	3	598
Income taxes	(222)	(278)

Net cash used in operating activities — continuing operations	(8,652)	(8,771)

Net cash used in operating activities — discontinued operations	—	(152)

Net cash used in operating activities	(8,652)	(8,923)

Cash flows from investing activities
Capital expenditures	(1,181)	(680)
Net proceeds from sale of subsidiaries	—	422

Net cash used in investing activities — continuing operations	(1,181)	(258)

Net cash provided by investing activities — discontinued operations	—	—

Net cash used in investing activities	(1,181)	(258)

Cash flows from financing activities
Proceeds received from the issuance of the Bridge Notes	9,919	—
Bank overdraft payments	(1,378)	(151)
Increase from short-term borrowing	—	3,198
Principal payments on senior convertible notes	—	(928)
Net of proceeds received from long-term debt and repayment on capital lease obligations	(93)	10
Net cash transferred to discontinued operations	—	(132)
Proceeds from employee stock purchases	—	37

Net cash provided by financing activities — continuing operations	8,448	2,034

Net cash provided by financing activities — discontinued operations	—	131

Net cash provided by financing activities	8,448	2,165

Net change in cash of discontinued operations	—	22

Effects of exchange rate on cash	(852)	(112)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,237)	(7,106)

Cash and cash equivalents at beginning of period	9,021	8,816

Cash and cash equivalents at end of period	$6,784	$1,710

	2010	2009
Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$2,578	$1,644
Taxes	$231	$27

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital leases	$—	$22
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.
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
On June 24, 2010, the Company signed a definitive Purchase and Sale Agreement (the “Sale Agreement”) with Chemring Group PLC (“Chemring”). Chemring has agreed to acquire substantially all of the assets of the Company for $59,600 in cash and the assumption of certain liabilities. The closing of the transaction, which is subject to stockholder approval and other customary closing conditions, is expected by early September 2010. In connection with the execution of the Sale Agreement, Chemring and the Company have terminated the Merger Agreement between the parties signed on January 18, 2010 (the “Merger Agreement”) pursuant to which Chemring had agreed to acquire the Company in an all-cash transaction valued at $7.25 per share.
As previously disclosed, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. The DOJ subsequently advised the Company that it is conducting an industry-wide review, and therefore the DOJ’s investigation of the Company will be ongoing. As a result, Chemring indicated that it was unwilling to consummate the merger pursuant to the terms of the Merger Agreement. The signing of the Sale Agreement and the termination of the January 18, 2010 Merger Agreement were the culmination of the parties’ efforts to restructure the acquisition as a result of these developments. The Board of Directors of the Company voted unanimously to adopt and approve the transactions contemplated by the Sale Agreement.
In conjunction with its approval of the Sale Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”), subject to stockholder approval. Upon stockholder approval of the Sale Agreement and the Plan of Dissolution and the closing of the transactions contemplated by the Sale Agreement, the Company intends to proceed with the orderly wind down and dissolution of the Company pursuant to the Plan of Dissolution.
A special meeting of the stockholders will be held on August 31, 2010 at which the stockholders of the Company will be asked to approve the sale of substantially all the assets of the Company to Chemring Group PLC and to approve the dissolution of the Company pursuant to the Plan of Dissolution.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Thousands of Dollars)
Liquidity and Capital Resources
During the last few years, the Company has faced and continues to face liquidity challenges resulting mainly from the reduction of revenue and continuing significant operating losses at Mecar. The Company has been unsuccessful in its attempts to obtain a long-term renewal of Mecar’s existing credit facility or secure working capital financing for its US operations to support Mecar USA. Consequently, Mecar’s bank group has been extending the credit facility on a short-term basis and Mecar USA has been operating through proceeds received from factoring its receivables. At present, neither the Company nor its subsidiaries have access to a line of credit. Mecar’s cash shortages have precluded it from paying management fees to Allied since 2005 and from repaying the required principal and interest payments on its loan from the Société Wallonne de Gestion et de Participations (“SOGEPA”). Accordingly, the SOGEPA loan is now callable. The Company’s continued liquidity challenges were one of several significant factors leading to the decision to sign the Sale Agreement with Chemring.
The Company has been operating under substantial cash restrictions and has been able to manage its operations and meet its current liquidity needs with the assistance of proceeds received from the issuance of the bridge notes by Chemring, receivables factoring, bank overdrafts and stretching payments to vendors and suppliers. Simultaneously with the signing of the Sale Agreement, Chemring and the Company and Chemring and ARC Europe, a wholly owned subsidiary of the Company, entered into separate bridge notes whereby Chemring loaned Allied $3,000 and ARC Europe €5,200 ($6,348), respectively. In addition, the Company has been able to obtain early, discounted payments from escrows established in connection with the sales of The VSK Group and GMS, which escrows have now been exhausted.
As noted above, the Company has been unable to obtain a longer term banking solution in Europe. Mecar’s current bank group has informally agreed to extend its current credit facility for the issuance of performance bonds and advance payment guarantees until October 29, 2010. The current facility provides for a maximum of $37,845 (€31,000) of performance bonds and advance payment guarantees outstanding at one time. Any requirements in excess of this amount are required to be fully cash collateralized by the Company. The banks currently have issued irrevocable performance bonds and advance payment guarantees, expiring after October 29, 2010, with a value of $31,493 (€25,797). Such outstanding performance bonds and advance payment guarantees will remain in place until their individual expiration, which at the minimum, is for the term of the respective contract. Unless the Company is able to extend or replace this financing, it will not be able to sign any new customer contracts that require performance bonds or advance payment guarantees without full cash collaterization. The Company’s possible inability to sign new customer contracts will significantly impact future revenues thereby potentially limiting Mecar’s ability to meet its existing and known or reasonably likely future cash requirements. However, the Company will continue to recognize revenue from contracts in progress with existing performance bond and advance payment guarantees until completion of the contracts. To supplement Mecar’s performance bond and advance payment guarantee needs, in 2009, Mecar was approved for additional issuances of performance bonds and advance payment guarantees by a new bank that is not in the bank group. This bank has issued irrevocable performance bonds and advanced payment guarantees with a value of $5,249 (€4,300). Future issuances from this bank, if any, will have to be provided on a case by case basis.
The Mecar bank group has advised that if the transactions contemplated by the Sale Agreement do not timely close, the Company should not expect continued short-term financing or short-term extensions of the credit facility by Mecar’s bank group.
The Company has also sought additional working capital financing for its US operations to support Mecar USA; no such financing has yet been obtained. Currently, based on the terms of the Sale Agreement, the Company’s ability to enter into new financing agreements outside of the ordinary course of business without Chemring’s consent is limited. Mecar USA has adequate trade financing in place to execute its current backlog, but future growth will be limited unless long-term working capital financing can be secured.
At June 30, 2010, the Company had $6,784 of cash on hand. For the six months ended June 30, 2010, the Company used $8,652 of cash in its continuing operating activities. This usage stems mainly from a $14,295 net loss from continuing operations, offset by an increase in net operating assets of $4,323 and a positive $1,320 of non-cash adjustments.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Thousands of Dollars)
Outlook for 2010
On June 24, 2010, the Company signed a definitive Sale Agreement with Chemring. Due to the cash flow challenges noted in the Liquidity and Capital Resources section above, if the transactions contemplated by the Sale Agreement do not timely close, the Company will need to secure additional financing to support its operations. If the Company is unable to secure additional financing, it may need to cease operations.
As reported under Note 17- Commitments and Contingencies, the Company received a subpoena and communications from the Department of Justice (“DOJ”), including a request for additional documents and confirmation that the DOJ is expanding its review beyond matters related to Mecar USA’s former employee. The Audit Committee of the Board has been overseeing compliance with the subpoena and has also conducted an internal review of the activities of a former Mecar USA executive. The Company is incurring significant legal expense associated with these matters and the internal review, and it is uncertain of the outcome of these matters or the impact they may have on the Sale Agreement, our business, results of operations, liquidity or capital resources.
Since 2007, Mecar USA revenues have grown significantly as a result of the expansion of its ammunition services business. The Mecar USA executive whose employment was recently terminated was responsible for substantially all of Mecar USA’s ammunition services contracts. During 2009, Mecar USA recruited an assistant for this former employee and outsourced certain activities that historically were performed by this executive. Management believes it has the personnel and resources necessary to timely perform on its backlog. Mecar USA continues to pursue new ammunition services contracts, although the loss of its former executive will likely have an adverse impact on Mecar USA’s ability to continue to grow its ammunition services business, for at least the short term.
The continuing loss from operations, the lack of financing, the DOJ subpoena and the loss of a key Mecar USA executive raise doubt about the Company’s ability to continue as a going concern in the event that the transactions contemplated by the Sale Agreement do not close. If the transactions contemplated by the Sale Agreement do not close, the Company will need to undertake a substantial financing transaction which, given the current credit markets, if available at all, would likely be an equity transaction that will result in significant dilution to the shareholders. There are no assurances that this financing will be available to the Company and if such financing is not available, the Company may need to cease operations.
The Company has less than $366 of firm commitments for capital expenditures outstanding as of June 30, 2010.
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
June 30, 2010
(Thousands of Dollars)
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

Allied, the parent company, provides oversight and corporate services to its subsidiaries and has no operating activities.
NOTE 3 — ACCOUNTS RECEIVABLE AND COSTS AND ACCRUED EARNINGS ON UNCOMPLETED CONTRACTS
Accounts receivable at June 30, 2010 and December 31, 2009 are comprised as follows:

	June 30,	December 31,
	2010	2009

Direct and indirect receivables from governments	$6,671	$19,570
Commercial and other receivables	13,518	10,328

	20,189	29,898
Less: Allowance for doubtful receivables	(854)	(987)

	$19,335	$28,911

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
At times during the six months ended June 30, 2010, the Company transferred certain receivables to a third party. The Company accounts for such transfers in accordance with the provisions of Accounting Standards Codification (“ASC”) 860 Transfers and Servicing. Since these receivables were transferred with recourse with the Company maintaining credit risk, these transactions have been accounted for as a secured borrowing based on the criteria set forth in ASC 860. As a result, the receivables remain on the Company’s balance sheets and are characterized as financing receivables and included with accounts receivable. As of June 30, 2010, no receivables have been transferred to the third party.
Costs and accrued earnings on uncompleted contracts totaled $8,994 and $14,402 at June 30, 2010 and December 31, 2009, respectively.
NOTE 4 — INVENTORIES
Inventories at June 30, 2010 and December 31, 2009 are comprised as follows:

	June 30,	December 31,
	2010	2009

Raw materials	$10,574	$10,633
Work in process	5,799	9,037
Finished goods	1,809	2,859

	18,182	22,529

Less: Reserve for obsolescence	(2,261)	(2,948)

	$15,921	$19,581

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
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
NOTE 5 — CONTRACTS IN PROGRESS
For contracts in progress, the Company capitalizes recoverable costs that have been incurred during performance of contracts at Mecar USA. These costs have been capitalized and recorded as a current asset which will be relieved and expensed along with the associated revenue recognized based on the terms of the specific contracts which is normally upon shipment. In the case of a partial shipment, a prorata percentage of contract costs are relieved in proportion to the revenue recognized. Contract costs consist primarily of prepayments made to suppliers, but also include other contract specific advances such as shipping costs. As of June 30, 2010 and December 31, 2009, the Company had recoverable costs of $1,733 and $179, respectively.
NOTE 6 — BANK CREDIT FACILITY
Mecar is obligated under an agreement (the “Agreement”) with its foreign banking syndicate that provides credit facilities of up to €31,000 (approximately $37,845) primarily for bank guarantees including performance bonds, letters of credit and similar instruments. The Agreement provides for certain bank charges and fees as the facility is used, plus fees of 2% of guarantees issued and quarterly fees at an annual rate of 1.25% of guarantees outstanding. These fees are charged to interest expense. Mecar’s bank group has informally agreed to extend its credit facility for the issuance of performance bonds and advance payment guarantees until October 29, 2010. The bank group has issued irrevocable performance bonds and advance payment guarantees that expire after October 2010, with a value of €25,797 (approximately $31,493). Such outstanding performance bonds and advance payment guarantees will remain in place until their individual expiration, which at the minimum, is for the term of the respective contract. Unless the Company is able to extend or replace this financing, it will not be able to sign any new customer contracts that require performance bonds or advance payment guarantees without full cash collaterization. The Company’s possible inability to sign new customer contracts will significantly impact future revenues thereby potentially limiting Mecar’s ability to meet its existing and known or reasonably likely future cash requirements. However, the Company will continue to recognize revenue from contracts in progress with existing performance bond and advance payment guarantees until completion of the contract. Sales contracts typically extend for a period of 12 to 18 months upon signing. The Company has started a new relationship with a new bank in 2009 which will open guarantees and bonds on a case by case basis. The guarantees issued by this new bank will not be included in the existing facility opened with the bank group.
Effective July 1, 2007, a local Belgian regional agency began providing guarantees up to 50% of Mecar’s credit requirements relative to certain performance bonds and advance payment guarantees, to reduce the exposure of the existing bank group. In April 2008, Mecar’s bank group received additional temporary local support from the agency to provide additional guarantees on the performance bonds and advance payment guarantees from May to November 2008. These additional guarantees were extended until mid December 2009 and allowed Mecar to reduce its restricted cash requirements by €3,000 (approximately $3,662) at the end of August 2009 and €4,500 (approximately $5,494) from September through December 31, 2009. In conjunction with Mecar’s bank group agreeing to the reduction in restricted cash, Mecar agreed to pay the bank group a one-time fee of €400 (approximately $532) in January 2010.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Thousands of Dollars)
As of June 30, 2010 and December 31, 2009, total guarantees and performance bonds of approximately $39,623 and $32,877, respectively, were outstanding. Advances for working capital amounted to $1,065 and $2,763 at June 30, 2010 and December 31, 2009, respectively. The balance outstanding at June 30, 2010 includes $980 of overdraft and $85 of issued loans from the credit facility for varying purposes. The balance outstanding at December 31, 2009 includes $2,635 of overdraft and $128 of issued loans from the credit facility for varying purposes. The notes are more fully described in Note 7 — Long Term Obligations. Although the cash line of the credit facility expired on December 31, 2008, Mecar has borrowed from the bank group since 2009 by discounting customer letters of credit and other short-term extension of credits. Performance bonds and advance payment guarantees under the Agreement are secured by restricted cash of approximately $18,604 and $5,364, at June 30, 2010 and December 31, 2009, respectively. Mecar is generally required under the terms of its contracts with foreign governments and its distributor to provide performance bonds and advance payment guarantees. The credit facility agreement is used to provide these financial guarantees and places restrictions on certain cash deposits and other liens on Mecar’s assets. Amounts outstanding are also collateralized by the letters of credit received under the contracts financed, and a pledge of all of Mecar’s assets, with the exception of assets pledged for the SOGEPA loan described in Note 7 — Long Term Obligations.
NOTE 7 — LONG-TERM OBLIGATIONS
Long-term obligations as of June 30, 2010 and December 31, 2009 consist of the following:

	June 30,	December 31,
	2010	2009

SOGEPA loan	$7,325	$8,600
Secured Bridge Notes	9,348	—
Bank notes payable	85	128
Capital leases and other	46	119

Total long-term debt	16,804	8,847

Less: Current maturities	(16,753)	(4,240)

Long-term debt, less current maturities	$51	$4,607

SOGEPA Loan. On December 20, 2007, Mecar entered into a €6,000 (approximately $7,325) loan agreement with SOGEPA, a local Belgian regional agency to provide Mecar with additional working capital financing. The loan matures on December 20, 2012 and accrues interest at 4.95% per year. Quarterly interest payments are due during the first year of the loan, with quarterly principal and interest payments due thereafter. The loan is secured by a mortgage on Mecar’s office building and manufacturing facilities. As part of the loan, Mecar is required to maintain certain capital requirements as defined in the loan agreement. Mecar paid debt issue costs of $141 in connection with the loan which is being amortized over the term of the loan. The unamortized debt issue cost was $58 and $82 at June 30, 2010 and December 31, 2009, respectively. During the first quarter 2010, it was verbally agreed that the required repayments of 2009 and the first half of 2010 principal in the amount of $1,851 (€1,391) and $973 (€731), respectively, would be deferred to the end of the second quarter of 2010. Such amounts have not yet been paid nor has a total of $463 (€379) of accrued interest. The Company evaluated the amendment and concluded that it did not meet the definition of a substantially different debt modification subject to the terms of ASC 470 Debtor’s Accounting for a Modification or Exchange of Debt Instruments. Therefore, no gain or loss was recorded as a result of the modification. The outstanding balance due on the loan was $7,325 (€6,000) and $8,600 (€6,000) at June 30, 2010 and December 31, 2009, respectively. The Company reclassified the entire outstanding balance as a short-term obligation as the loan is now callable by SOGEPA because the Company has violated the repayment provisions of the loan agreement.
Secured Bridge Notes. In connection with the signing of the Sale Agreement with Chemring, Chemring and the Company entered into two separate secured promissory notes (collectively the “Bridge Notes”) pursuant to which Chemring loaned the Company $3,000 secured by all of the capital stock of Mecar USA (“ADG Bridge Note”), and Chemring loaned a subsidiary of the Company, ARC Europe, €5,200 (approximately $6,348) secured by all of the capital stock of Mecar (“ARC Bridge Note”). The Bridge Notes bear interest at a rate of 1.5% per annum. The Bridge Notes are due at the closing of the transactions contemplated by the Sale Agreement. However, the Bridge Notes are due and payable thirty days after the termination of the Sale Agreement if the Sale Agreement is terminated in accordance with its terms for any reason that does not involve a breach by Chemring. The ADG Bridge Note will be repaid at the closing of the sale of Mecar USA. Unpaid principal and interest on the ADG Bridge Note will be deducted from the purchase price paid for Mecar USA’s assets. The ARC Bridge Note will not be repaid by the Company if the Mecar portion of the Sale Agreement closes. Immediately prior to the closing of the sale of Mecar, Chemring will lend another €5,200 to Mecar which will be upstreamed to ARC Europe. ARC Europe will then use the proceeds to repay the ARC Bridge Note. The outstanding balance due on the Bridge Notes was $9,348 at June 30, 2010.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Thousands of Dollars)
Bank notes payable. In February 2009, Mecar entered into a $148 (€121) loan agreement with one of the banks in its banking facility to purchase a telephone system. The loan matures on February 25, 2012 and accrues interest at 4.88% per year. The loan is secured by the assets acquired. The outstanding balance due on the loan was $85 and $128 at June 30, 2010 and December 31, 2009, respectively.
Capital lease and other. The Company is also obligated on various vehicle, equipment, capital lease obligations and other loans. The notes and leases are generally secured by the assets acquired, bear interest at rates ranging from 1.80% to 15.85% and mature at various dates through 2014.
No debt classified as long-term contains cross-default provisions.
NOTE 8 — WARRANTS
On March 6, 2006, in conjunction with the issuance of the convertible notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with ASC 815 Derivatives and Hedging, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as other current liabilities, presented as derivative instruments on the balance sheet, and are being recorded and carried at the fair value of the instrument. At June 30, 2010 and December 31, 2009, the Company determined the fair value of the warrants was $42 and $24, respectively. For the three months ended June 30, 2010 and 2009, the Company recorded gains of $232 and $8, related to the calculated fair value adjustment of the warrants, respectively. For the six months ended June 30, 2010 and 2009, the Company recorded a loss of $17 and a gain of $242, related to the calculated fair value adjustment of the warrants, respectively.
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
The Company has not designated the foreign currency futures contracts as hedging instruments under ASC 815. As such, realized and unrealized gains (losses) from derivative contracts are reported in the income statement. As of June 30, 2010 and December 31, 2009, the Company had liabilities totaling $1,414 and $814, respectively, representing the fair values of these foreign currency futures contracts. The Company classifies its foreign currency futures contracts as current or non-current based on the expiration date of such contracts. During the three months ended June 30, 2010 and 2009, the Company recognized a net loss of $117 and a net gain of $1,231, respectively, in connection with its foreign currency futures contracts. During the six months ended June 30, 2010 and 2009, the Company recognized a net loss of $785 and a net gain of $569, respectively, in connection with its foreign currency futures contracts.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Thousands of Dollars)
The following table presents the Company’s derivative liabilities at June 30, 2010 and December 31, 2009, respectively:

		Fair Value at
	Liability Derivatives Balance Sheet Location	June 30, 2010	December 31, 2009

Derivatives not designated as hedging instruments under ASC 815
Foreign Currency future contracts	Other current liabilities	$777	$315
Foreign Currency future contracts	Long-term foreign exchange contracts, less current maturities	637	499

Total derivatives not designated as hedging instruments under ASC 815		$1,414	$814

The following table presents the location and amount of gains from derivatives reported in the consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, respectively:

		For the Three Months Ended		For the Six Months Ended
	Statement of Operations Location	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Derivatives not designated as hedging instruments under ASC 815

Foreign Currency future contracts	(Loss) gain from foreign exchange contracts	$(117)	$1,231	$(785)	$569

For more information on the fair value of these derivative instruments, see Note 10.
NOTE 10 — FAIR VALUE MEASUREMENTS
The Company values its assets and liabilities using fair-value methods as described in ASC 820. In accordance with ASC 820, the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations about those future amounts.
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Thousands of Dollars)
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at June 30, 2010 and December 31, 2009:

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
June 30, 2010	or Liabilities (level 1)	(level 2)	(Level 3)	Total
Liabilities
Derivative instruments	$—	$42	$—	$42
Foreign exchange contracts	—	1,414	—	1,414

	$—	$1,456	$—	$1,456

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2009	or Liabilities (level 1)	(level 2)	(Level 3)	Total
Liabilities
Derivative instruments	$—	$24	$—	$24
Foreign exchange contracts	—	814	—	814

	$—	$838	$—	$838

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
NOTE 11 — (LOSS) EARNINGS PER SHARE FROM CONTINUING OPERATIONS
Basic (loss) earnings per share from continuing operations excludes potential common shares and is computed by dividing net (loss) earnings from continuing operations by the weighted average number of common shares outstanding for the period. The computation of diluted (loss) earnings per share from continuing operations excludes the effects of stock options, warrants and restricted stock (unvested stock awards), if such effect is anti-dilutive. The table below shows the calculation of basic and diluted (loss) earnings per share from continuing operations for the three and six months ended June 30, 2010 and 2009, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net (loss) income from continuing operations	$(9,140)	$1,969	$(14,295)	$596

Number of shares:
Weighted average shares outstanding	8,174,363	8,085,207	8,174,521	8,082,402
Effect of dilutive potential common shares
Unvested stock awards	—	16,668	—	16,668
Stock Options	—	—	—	8,525

Weighted average number of diluted shares	8,174,363	8,101,875	8,174,521	8,107,595

Basic net (loss) earnings per share from continuing operations	$(1.12)	$0.24	$(1.75)	$0.07

Diluted net (loss) earnings per share from continuing operations	$(1.12)	$0.24	$(1.75)	$0.07

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Thousands of Dollars)
A summary of the excluded warrants, unvested stock awards and stock options for the three and six months ended June 30, 2010 and 2009, from the calculation of (loss) earnings per share from continuing operations since their effect would be anti-dilutive, were as follows.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Warrants	411,593	411,593	411,593	411,593
Unvested stock awards	2,000	—	2,000	—
Stock options	4,048	—	23,394	—

Total	417,641	411,593	436,987	411,593

NOTE 12 — COMPREHENSIVE LOSS
A summary of the components of Comprehensive Loss for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net (loss) income	$(9,390)	$1,159	$(14,545)	$842
Currency Translation Adjustment	(1,208)	1,829	(2,464)	(33)

Comprehensive (loss) income	$(10,598)	$2,988	$(17,009)	$809

The currency translation adjustment for the three and six months ended June 30, 2010 and 2009 resulted from the change in the value of the Euro during the respective periods.
NOTE 13 — OTHER — NET
Other income (expense) included in the Company’s consolidated statements of operations for the three and six months ended June 30 is comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net currency transaction losses	$(735)	$(795)	$(396)	$(1,096)
Miscellaneous — net	107	239	(188)	293

	$(628)	$(556)	$(584)	$(803)

Miscellaneous — net includes income and expenses from various sources such as subsidies, penalties, non deductible value added taxes and other miscellaneous taxes.
NOTE 14 — SHARE- BASED COMPENSATION
Total share-based compensation was $102 (including outside directors compensation of $89) and $145 (including outside directors compensation of $108) for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, total share-based compensation was $208 (including outside directors compensation of $178) and $286 (including outside directors compensation of $216), respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
In conjunction with the Company’s signing a definitive Merger Agreement on January 18, 2010, all equity compensation plans were suspended pending the Company’s merger. As such, no new equity awards have been made. With the June 24, 2010 signing of the definitive Sale Agreement, the original Merger Agreement was terminated. The Company’s equity compensation plans are no longer suspended, although no new issuances have been made since June 24, 2010.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Thousands of Dollars)
During the six months ended June 30, 2009, the Company granted options to purchase 100,000 shares of its common stock. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair value of each option at the date of grant was $1.21 at June 30, 2009. The weighted average assumptions used in the model for the six months ended June 30, 2009 were as follows:

June 30, 2009
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
NOTE 15 — INDUSTRY SEGMENTS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Revenues from external customers
Mecar SA	$17,024	$22,971	$31,459	$49,713
Mecar USA	1,720	24,409	7,454	29,215

	$18,744	$47,380	$38,913	$78,928

Segment (loss) earnings from continuing operations before taxes
Mecar SA	$(6,043)	$1,416	$(9,774)	$1,244
Mecar USA	(571)	1,992	(52)	1,998
Corporate	(2,526)	(1,634)	(4,459)	(2,841)

	$(9,140)	$1,774	$(14,285)	$401

The segment (loss) earnings before provision for income taxes includes all revenue and expenses at the subsidiary level excluding any corporate fees passed to the subsidiary in the form of management fees. Corporate includes all expenses of the Corporate office and foreign holding companies before an allocation of management fees to the subsidiaries.

	June 30,	December 31,
	2010	2009
Segment assets
Mecar SA	$89,797	$84,575
Mecar USA	5,802	12,175
Corporate	2,534	3,879

	$98,133	$100,629

The segment assets exclude any intersegment receivables and payables.
NOTE 16 — PROVISION FOR TAXES
As required under ASC 270 — Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year 2010 and applied that rate to its (loss) income before income taxes in determining its provision (benefit) for income taxes for the three and six months ended June 30, 2010 and 2009. For each of the three months ended June 30, 2010 and 2009, the Company’s consolidated annualized effective tax rate was 0% and (11)%, respectively. For each of the six months ended June 30, 2010 and 2009, the Company’s consolidated annualized effective tax rate was 0% and (49)%, respectively.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Thousands of Dollars)
As of June 30, 2010 and December 31, 2009, the Company had no unrecognized tax liabilities or benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For each of the three and six months ended June 30, 2010 and 2009, there was no interest or penalties recorded or included in tax expense.
In the United States, the Company is still open to examination from 2006 forward. In Belgium, the Company is still open to examination by the Belgian tax authorities from 2009 forward, although carryforward tax attributes that were generated prior to 2009 may still be adjusted upon examination by the Belgian tax authorities if they either have been or will be utilized.
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
Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with ASC 740 Accounting for Income Taxes. The Company will continue to periodically review the adequacy of the tax valuation allowance and may, at some point in the future based on continued profit, reverse the tax valuation allowance. At December 31, 2009, the Company had US net operating loss carryforwards of $16,322, which will begin to expire in 2026 and foreign net operating loss carryforwards of approximately $89,246, which may be carried forward indefinitely. The Company had foreign tax credits and alternative minimum tax credits of approximately $14,776 and $458, respectively, at December 31, 2009. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credit does not expire.
See Note 17 — Commitments and Contingencies for disclosure on Belgian tax contingency.
NOTE 17 — COMMITMENTS AND CONTINGENCIES
Except as set forth under the heading “Legal Proceedings” in this Note 17, there are no material pending legal proceedings, other than ordinary routine litigation, to which Allied or any of its subsidiaries is a party or to which any of their properties is subject.
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
In January 2009, the Company amended its agreement with Houlihan Lokey Howard & Zukin Capital, Inc. (“Houlihan Lokey”), the Company’s investment banking advisor. Among other changes, the amended agreement outlines terms for payment of a “success fee” for investment banking services provided since April 2007. This fee will be based on the aggregate sales proceeds received from sales of all Company subsidiaries and assets as well as the fair value any such assets which are not sold. No amounts have been accrued as of June 30, 2010 or December 31, 2009, but if the transactions contemplated by the Sale Agreement are consummated, the total amount due will be approximately $2,800.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Thousands of Dollars)
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
Subsequently, the Company received notice from the DOJ that indicated that it would request additional documents and expand its review beyond matters relating to the indicted former employee of Mecar USA. The Company understands that the DOJ’s expanded review was in connection with an industry-wide review.
The Company is cooperating with the DOJ and complying with the DOJ’s subpoena. The Company’s ongoing compliance with the DOJ subpoena is being overseen by the Audit Committee which also conducted an internal review of the activities of Mecar USA’s former employee. The Audit Committee is being assisted in these matters by independent outside counsel. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on our business, results of operations, liquidity or capital resources.
Litigation Relating to Consulting Agreement
On April 19, 2010, a lawsuit was filed against the Company alleging breach of contract related to an agreement the Company entered into with a loan brokerage firm in its attempt to seek a new bank line of credit. The lawsuit seeks damages in the amount of $640. The Company believes this lawsuit is without merit and intends to defend it vigorously.
Tax Litigation
As part of its 2004 tax audit with the Belgian tax authorities, the Company recorded a liability of $2,792 and $3,278 at June 30, 2010 and December 31, 2009, respectively, related to tax due on unrealized/realized foreign currency gains as well as associated interest and penalties. This issue is currently being litigated in the Belgian tax courts. At this time, the Company believes no further accruals are necessary.
Indemnification provisions
On July 6, 2007, the Company signed a Stock Purchase Agreement to sell SeaSpace for $1,541 in net proceeds. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. These indemnification provisions, a majority of which expired on July 6, 2008, have been capped at $1,000. At June 30, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Thousands of Dollars)
On September 6, 2007, ARC Europe, a wholly-owned subsidiary of the Company, entered into a Stock Purchase Agreement to sell The VSK Group for approximately $48,737 in cash subject to a purchase price adjustment to be determined following closing. On September 18, 2007, the Company completed the sale. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all actions, liabilities, encumbrances, losses, damages, fines, penalties, taxes, fees, costs or expenses or amounts paid in settlement suffered or incurred arising out of any breach of or inaccuracy in any representation or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. Total indemnification provisions have been capped at $7,365 (€5,000). An escrow amount of approximately $2,790 (€2,000) was established to satisfy any such claims. In March 2009, the Company received $1,116 (€800) in accordance with the terms of the escrow agreement. In December 2009, the Company received the remaining escrow balance of $1,074 (€770), net of $600 (€430) in fees associated with an early release. At June 30, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable.
On January 24, 2008, the Company entered into a Purchase Agreement to sell Titan for $4,750 in cash. The Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for losses, liabilities, damages or expenses arising for any breach of covenants, representation or warranties; income tax liabilities existing prior to closing; and violations of environmental laws. The indemnification amount can be as much as the purchase price for certain covenants but generally is capped at $950. A majority of these indemnification provisions expired on April 25, 2009. At June 30, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable.
On August 14, 2008, the Company entered into an Asset Purchase Agreement to sell GMS for $26,000. The Asset Purchase Agreement requires a total of $2,500 be held in escrow to provide for certain indemnifications as stated for in the Asset Purchase Agreement. The terms of the escrow agreement provide that the remaining escrow balance will be released on April 1, 2010. The Asset Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale of any and all liabilities, losses, claims, damages, diminution of value or other costs and expenses paid by the buyer arising out of any breach or inaccuracy of any representations or warranties made by the seller or any breach or violation of any covenants or agreements of the Company. These indemnification provisions, a majority of which expired on March 31, 2010, have been capped at $5,200. As a result of an early release of an escrow amount in full in 2009, a gain of $2,350, net of $150 in fees associated with an early release, was recorded in 2009. At June 30, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable.
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
On August 7, 2009, the Company signed a Stock Purchase Agreement to sell NS Microwave for $400 in cash and a promissory note in the amount of $1,325. The Stock Purchase Agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for liabilities, losses, costs or expenses arising out of breaches of covenants, certain breaches of representations and warranties and any actions or suits relating to the condition of the business prior to and at the time of sale. These indemnification provisions, a majority of which will expire on August 6, 2010, have been capped at $863. At June 30, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable. At June 30, 2010, the outstanding principal and interest balance on the note receivable from the buyer has been adjusted to $841, net of accounts deemed uncollectible of $500, in accordance with the terms of the agreement.
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Thousands of Dollars)
NS Microwave Systems, Inc.
On August 7, 2009, the Company entered into a Purchase Agreement to sell NSM for $400 in cash and a promissory note in the amount of $1,325 at closing. The note is due 24 months after closing and is subject to a reduction based on certain terms as defined in the Purchase Agreement. On December 31, 2009 and again on June 30, 2010, the Company recorded an allowance of $250, for a total allowance of $500 against the receivable as it was unlikely that one of the Purchase Agreement conditions would be met. The note bears interest at a rate of one-year London Interbank Offered Rate plus 5% subject to a maximum interest cap of 8%. Accordingly, the Company recorded a loss of $454 as a result of this transaction. The Company did not record a significant tax expense or benefit from this transaction.
At both June 30, 2010 and December 31, 2009, there were no assets and liabilities held for sale for NSM as the transactions had been completed in 2009.
The following discloses the results of discontinued operations for the three and six months ended June 30, 2009 for NSM:

	Three Months Ended	Six Months Ended
	June 30, 2009

Revenue	$838	$2,579
Loss before taxes	(1,671)	(1,561)
Loss, net of tax	(1,675)	(1,565)

Discontinued operations, net of tax	$(1,675)	$(1,565)

For the six months ended June 30, 2009, the Company recorded an additional $100 in income taxes associated with the sale of GMS completed in 2008.
NOTE 19 — SUBSEQUENT EVENTS
On July 8, 2010, in conjunction with the Sale Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”), subject to stockholder approval. Upon stockholder approval of the Sale Agreement and the Plan of Dissolution and the closing of the Sale Agreement, the Company intends to proceed with the orderly wind down and dissolution of the Company pursuant to the Plan of Dissolution.
On July 28, 2010, the Company filed its Definitive Proxy Statement and scheduled a special meeting of the stockholders for August 31, 2010 at which the stockholders of the Company’s will be asked to approve the sale of substantially all the assets of the Company to Chemring Group PLC and to approve the dissolution of the Company pursuant to the Plan of Dissolution. Assuming stockholder approval of the sale and subject to the satisfaction of the other closing conditions, closing of the Sale Agreement is expected by early September 2010.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
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
On June 24, 2010, the Company signed a definitive Sale Agreement with Chemring Group PLC (“Chemring”). Chemring has agreed to acquire substantially all of the assets of the Company for $59,600 in cash and the assumption of certain liabilities. The closing of the transaction, which is subject to stockholder approval and other customary closing conditions, is expected by early September 2010. In connection with the execution of the Sale Agreement, Chemring and the Company have terminated the Merger Agreement signed on January 18, 2010 pursuant to which Chemring had agreed to acquire the Company in an all-cash transaction valued at $7.25 per share.
As previously disclosed, the Company received a subpoena from the U.S. Department of Justice (“DOJ”) on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. As a result, the special meeting of stockholders to approve the merger with Chemring, originally scheduled for April 8, 2010, was postponed and then adjourned several times and was ultimately cancelled. The DOJ subsequently advised the Company that it is conducting an industry-wide review, and therefore the DOJ’s investigation of the Company will be ongoing. As a result, Chemring indicated that it was unwilling to consummate the merger pursuant to the terms of the Merger Agreement. The signing of the Sale Agreement and the termination of the Merger Agreement were the culmination of the parties’ efforts to restructure the acquisition as a result of these developments. The Board of Directors of the Company voted unanimously to adopt and approve the transactions contemplated by the Sale Agreement.
In conjunction with the Sale Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”), subject to stockholder approval. Upon stockholder approval of the Sale Agreement and the Plan of Dissolution and the closing of the transactions contemplated by the Sale Agreement, the Company intends to proceed with the orderly wind down and dissolution of the Company pursuant to the Plan of Dissolution.
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
Liquidity and Capital Resources
During the last few years, the Company has faced and continues to face liquidity challenges resulting mainly from the reduction of revenue and continuing significant operating losses at Mecar. The Company has been unsuccessful in its attempts to obtain a long-term renewal of Mecar’s existing credit facility or secure working capital financing for its US operations to support Mecar USA. Consequently, Mecar’s bank group has been extending the credit facility on a short-term basis and Mecar USA has been operating through proceeds received from factoring its receivables. At present, neither the Company nor its subsidiaries have access to a line of credit. Mecar’s cash shortages have precluded it from paying management fees to Allied since 2005 and from repaying the required principal and interest payments on its SOGEPA loan. Accordingly, the SOGEPA loan is now callable. The Company’s continued liquidity challenges were one of several significant factors leading to the decision to sign the Sale Agreement with Chemring.
The Company has been operating under substantial cash restrictions and has been able to manage its operations and meet its current liquidity needs with the assistance of proceeds received from the issuance of the Bridge Notes, receivables factoring, bank overdrafts and stretching payments to vendors and suppliers. Simultaneously with the signing of the Sale Agreement, Chemring and the Company and Chemring and ARC Europe, a wholly owned subsidiary of the Company, entered into separate bridge notes whereby Chemring loaned Allied $3,000 and ARC Europe €5,200 ($6,348), respectively. In addition, the Company has been able to obtain early, discounted payments from escrows established in connection with the sales of The VSK Group and GMS, which escrows have now been exhausted.
As noted above, the Company has been unable to obtain a longer term banking solution in Europe. Mecar’s current bank group has informally agreed to extend its current credit facility for the issuance of performance bonds and advance payment guarantees until October 29, 2010. The current facility provides for a maximum of $37,845 (€31,000) of performance bonds and advance payment guarantees outstanding at one time. Any requirements in excess of this amount are required to be fully cash collateralized by the Company. The banks currently have issued irrevocable performance bonds and advance payment guarantees, expiring after October 29, 2010, with a value of $31,493 (€25,797). Such outstanding performance bonds and advance payment guarantees will remain in place until their individual expiration, which at the minimum, is for the term of the respective contract. Unless the Company is able to extend or replace this financing, it will not be able to sign any new customer contracts that require performance bonds or advance payment guarantees without full cash collaterization. The Company’s possible inability to sign new customer contracts will significantly impact future revenues thereby potentially limiting Mecar’s ability to meet its existing and known or reasonably likely future cash requirements. However, the Company will continue to recognize revenue from contracts in progress with existing performance bond and advance payment guarantees until completion of the contracts. To supplement Mecar’s performance bond and advance payment guarantee needs, in 2009, Mecar was approved for additional issuances of performance bonds and advance payment guarantees by a new bank that is not in the bank group. This bank has issued irrevocable performance bonds and advanced payment guarantees with a value of $5,249 (€4,300). Future issuances from this bank, if any, will have to be provided on a case by case basis.
The Mecar bank group has advised that if the transactions contemplated by the Sale Agreement do not timely close, the Company should not expect continued short-term financing or short-term extensions of the credit facility by Mecar’s bank group.
The Company has also sought additional working capital financing for its US operations to support Mecar USA; no such financing has yet been obtained. Currently, based on the terms of the Sale Agreement, the Company’s ability to enter into new financing agreements outside of the ordinary course of business without Chemring’s consent is limited. Mecar USA has adequate trade financing in place to execute its current backlog, but future growth will be limited unless long-term working capital financing can be secured.
At June 30, 2010, the Company had $6,784 of cash on hand. For the six months ended June 30, 2010, the Company used $8,652 of cash in its continuing operating activities. This usage stems mainly from a $14,295 net loss from continuing operations, offset by an increase in net operating assets of $4,323 and a positive $1,320 of non-cash adjustments.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
Outlook for 2010
On June 24, 2010, the Company signed a definitive Sale Agreement with Chemring. Due to the cash flow challenges noted in the Liquidity and Capital Resources section above, if the transactions contemplated by the Sale Agreement do not timely close, the Company will need to secure additional financing to support its operations. If the Company is unable to secure additional financing, it may need to cease operations.
As reported under Note 17 — Commitments and Contingencies, the Company received a subpoena and communications from the Department of Justice (“DOJ”), including a request for additional documents and confirmation that the DOJ is expanding its review beyond matters related to Mecar USA’s former employee. The Audit Committee of the Board has been overseeing compliance with the subpoena and has also conducted an internal review of the activities of a former Mecar USA executive. The Company is incurring significant legal expense associated with these matters and the internal review, and it is uncertain of the outcome of these matters or the impact they may have on the Sale Agreement, our business, results of operations, liquidity or capital resources.
Since 2007, Mecar USA revenues have grown significantly as a result of the expansion of its ammunition services business. The Mecar USA executive whose employment was recently terminated was responsible for substantially all of Mecar USA’s ammunition services contracts. During 2009, Mecar USA recruited an assistant for this former employee and outsourced certain activities that historically were performed by this executive. Management believes it has the personnel and resources necessary to timely perform on its backlog. Mecar USA continues to pursue new ammunition services contracts, although the loss of its former executive will likely have an adverse impact on Mecar USA’s ability to continue to grow its ammunition services business, for at least the short term.
The continuing loss from operations, the lack of financing, the DOJ subpoena and the loss of a key Mecar USA executive raise doubt about the Company’s ability to continue as a going concern in the event that the transactions contemplated by the Sale Agreement do not close. If the transactions contemplated by the Sale Agreement do not close, the Company will need to undertake a substantial financing transaction which, given the current credit markets, if available at all, would likely be an equity transaction that will result in significant dilution to the shareholders. There are no assurances that this financing will be available to the Company and if such financing is not available, the Company may need to cease operations.
The Company has less than $366 of firm commitments for capital expenditures outstanding as of June 30, 2010.
Results of Operations
Allied had a net loss from continuing operations of $9,140 and $14,295 for the three and six months ended June 30, 2010 as compared to net income from continuing operations of $1,969 and $596 for the comparable periods in 2009.
For both three and six months ended June 30, 2010, the Company had a net loss of $250 from discontinued operations as compared to a net loss of $810 and net income of $246 for the comparable periods in 2009. The 2010 loss was due to an allowance of $250 recorded against a note receivable received from the sale of NSM in the current period as compared to discontinued losses from NSM’s operations partially offset by recoveries of outstanding escrow balances from The VSK Group and GMS sale transactions recognized in 2009.
Net losses were $9,390 and $14,545 for the three and six months ended June 30, 2010 as compared to net income of $1,159 and $842 for the comparable periods in 2009. Results for 2010 were unfavorably impacted by reduced revenue and an increased percentage of cost of sales relative to the revenue recognized in the current period.
The Company’s results were slightly negatively affected by the foreign exchange impact on the operations of the Company’s Euro-based business units. All Euro-based results of operations were converted at the average 2010 and 2009 exchange rates of 1.33052 and 1.33517, U.S. Dollar to 1 Euro, respectively.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
Results of Operations for the Three Month Ended June 30, 2010 and 2009
Revenue. The table below shows revenue by segment for the three months ended June 30, 2010 and 2009, respectively. Allied had revenue of $18,744 during the current period, which was 60% lower than its revenue in the same period of 2009.

	Revenue by Segment
	Three months Ended June 30,
	2010		2009
		% of		% of
	Amount	total	Amount	total
Mecar	$17,024	91%	$22,971	48%
Mecar USA	1,720	9	24,409	52

Total	$18,744	100%	$47,380	100%

Mecar’s revenue for the three months ended June 30, 2010 decreased by $5,947 (26%) from the prior period. The decrease in revenue was due to lower manufacturing activity in the current period. Mecar’s ability to execute on its backlog continues to be negatively affected by the Company’s liquidity issues.
For the three months ended June 30, 2010, Mecar USA’s revenue has decreased by $22,689 from $24,409 in the prior period. Revenue in the prior period resulted mainly from significant shipments of non-standard ammunition to the U.S. government for the benefit of Afghanistan. Shipments on such contracts were substantially completed by December 2009 and thus provided no benefit in the current period. On these contracts, Mecar USA served as a sub-contractor to large defense contractors. Mecar USA is working to rebuild its backlog to prior period levels.
Cost of Sales. Cost of sales, as a percentage of revenue, for the three months ended June 30, 2010, was 111% compared to 85% for the same period in 2009. Gross (loss) profit, as a percentage of revenues, was (11)% and 15% for the three months ended June 30, 2010 and 2009, respectively. The table below shows cost of sales by segment for the three months ended June 30, 2010 and 2009, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Three months Ended June 30,
	2010		2009
		% of		% of
		segment		segment
	Amount	revenue	Amount	revenue
Mecar	$18,858	111%	$18,458	80%
Mecar USA	1,997	116	21,700	89

Total	$20,855	111%	$40,158	85%

Mecar’s gross loss for the three months ended June 30, 2010 was $1,834 (11% of segment revenue) as compared to gross profit of $4,513 (20% of segment revenue) in the prior comparable period. This negative impact was due to having a larger mix of contracts with higher material costs in the current period in addition to a significantly lower level of revenue, negatively impacting absorption of fixed overhead, which resulted in an overall lower gross margin.
For the three months ended June 30, 2010, gross loss for Mecar USA was $277 (16% of segment revenue) compared to gross profit of $2,709 (11% of segment revenue) in the prior comparable period. This negative impact on gross margin was due to a significantly lower of level of revenue.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
Selling and Administrative. Selling and Administrative (SA) expenses as a percentage of revenue were 27% and 10% for the three months ended June 30, 2010 and 2009, respectively. The table below shows SA by segment for the three months ended June 30, 2010 and 2009, respectively.

	Selling and Administrative Expenses by Segment
	Three months Ended June 30,
	2010		2009
		% of		% of
	Amount	total	Amount	total
Mecar	$2,024	40%	$2,391	53%
Mecar USA	288	6	502	11
Corporate	2,777	54	1,646	36

Total	$5,089	100%	$4,539	100%

The decline of $367 at Mecar was due to a lower level of spending in the current period. The decrease of $214 at Mecar USA during the three months ended June 30, 2010 was associated with lesser spending in sales and marketing. As disclosed in Note 17, the Company terminated a Mecar USA executive who was responsible for a large percentage of Mecar USA’s sales and marketing costs. The increase of $1,131 in Corporate segment during the three months ended June 30, 2010 resulted from higher spending on legal and professional costs associated with the transactions contemplated by the Sale Agreement, DOJ subpoena compliance and the associated Audit Committee internal review.
Research and Development. Research and development (R&D) costs were reduced by $140 for the three months ended June 30, 2010 from 2009 levels of $580. This reduction was attributable to lower spending in R&D projects at Mecar in the current period.
Interest Income. Interest income for the three months ended June 30, 2010 decreased by $5 from 2009 levels of $28. The decline in interest income was a result of having lower average cash levels in 2010.
Interest Expense. Interest expense for the three months ended June 30, 2010 was $1,010 as compared to prior period interest expense of $1,040. This slight decline was mainly due to a slightly lower outstanding payment guarantees and performance bonds in the current period as compared to the prior period.
Net Gain (Loss) on Fair Value of the Warrants. For the three months ended June 30, 2010, the Company recognized a net gain of $232 related to the fair value of the warrants as compared to a net gain of $8 related to the fair value of the warrants for the comparable period in 2009. The Notes related to the Company’s senior secured convertible notes were repaid in full in January 2009. See Note 8 for a description of Warrants.
(Loss) Gain from Foreign Exchange Contracts. For the three months ended June 30, 2010 and 2009, the Company realized a loss of $117 and a gain of $1,231, respectively, associated with Mecar’s foreign currency transactions. This loss (gain) is attributed to unrealized losses from the change in fair value of its participating forward European currency contracts. Mecar has participating forward European currency contracts in place mainly for a significant U.S. Dollar denominated sales contract that spans over the next two years. At the signing of the sales contract, Mecar entered into the forward currency contract to protect Mecar’s anticipated profitability on this contract by protecting itself against the net currency exposure. As a result of a fluctuation in the U.S. Dollar, Mecar has experienced unrealized gains (losses) on an interim basis relative to the life of the forward contracts.
Other — Net. Other — net for the three months ended June 30, 2010 increased to a loss of $628 from a loss of $556 in the prior period. This increase was due to a strengthening of the U.S. Dollar as compared to the Euro during the three months ended June 30, 2010 as compared to the prior comparable period. A summary of the contents of this income (expense) is provided in the Note 13 — Other — Net of the financial statements.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
Pre-Tax Income (Loss)
The table below shows the pre-tax income (loss) by segment for the three months ended June 30, 2010 as compared to the same period in the prior year.

	Pre-Tax Income (Loss) by Segment
	Three months Ended June 30,
	2010		2009
		% of		% of
		total		total
	Amount	revenue	Amount	revenue
Mecar	$(6,043)	(32)%	$1,416	3%
Mecar USA	(571)	(3)	1,992	4
Corporate	(2,526)	(14)	(1,634)	(3)

Total	$(9,140)	(49)%	$1,774	4%

Mecar incurred a pre-tax loss of $6,043 for the three months ended June 30, 2010 as compared to pre-tax income of $1,416 for the comparable period in 2009. This pre-tax loss was associated with lower revenues on lower gross margin contracts executed in the current period. For the three months ended June 30, 2010, Mecar USA had a pre-tax loss of $571 as compared to pre-tax income of $1,992 for the comparable period in 2009. This pre-tax loss was due to reduced revenue as a result of a low volume of contracts executed in the current period. Corporate had a pre-tax loss of $2,526 for the three months ended June 30, 2010 as compared to a pre-tax loss of $1,634 for the comparable period in 2009. This increase in pre-tax loss was attributable to higher spending on legal and professional costs associated with the transactions contemplated by the Sale Agreement, DOJ subpoena compliance and the associated Audit Committee internal review, offset by a gain of $232 from the change in fair value of the warrants.
Income Taxes. The effective income tax rate for each of the three months ended June 30, 2010 and 2009 was 0% and (11)%, respectively. The prior year’s effective tax rate was due to a 2009 Belgian tax court ruling which reduced 2008 taxable income as well as decreased income tax expense for a certain foreign subsidiary. This reduction in income tax expense was recorded as a benefit in the quarter ended June 30, 2009. The Company’s interim accounting for income taxes is in accordance with ASC 740, Accounting for Income Taxes in Interim periods.
Net Loss from Discontinued Operations. Net loss from discontinued operations consisted of (loss) gain on the sale of subsidiaries and the loss from the operations of these discontinued businesses. The table below shows net loss from discontinued operations for the three months ended June 30, 2010 and 2009, respectively.

	Three months Ended
	June 30,
	2010	2009

Loss from discontinued operations	$—	$(1,675)
(Loss) gain on the sale of subsidiaries, net of tax	(250)	865

Net loss from discontinued operations	$(250)	$(810)

The Company had a net loss from discontinued operations of $250 for the three months ended June 30, 2010 as compared to a net loss from discontinued operations of $810 in the same comparable period of 2009. In the current period, the Company recorded an allowance of $250 against a note receivable received from the sale of NSM as it was unlikely that one of the Purchase Agreement conditions would be met. Prior year loss included a loss of $1,675 from NSM’s discontinued operations and a gain on the sale of subsidiaries of $865. The Company completed its divestitures of NSM in August 2009. In addition, in the prior period, the Company partially recovered an escrow balance in the amount of $1,175, net of $75 in fees, from the sale of GMS, offset by an adjustment of $332 for 2007 income tax expense related to the sale of a foreign subsidiary.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
Net (Loss) Income. The Company had a net loss of $9,390 for the three months ended June 30, 2010 compared to net income of $1,159 in the same comparable period of 2009. This decline in performance was associated with an increased loss from continuing operations of $9,140 in the current period as compared to income from continuing operations of $1,969 in the prior period. The loss from continuing operations was due to a sharp decrease in revenues coupled with an increased percentage of cost of sales as compared to revenue recognized in the current period. In addition, a loss was incurred on foreign exchange contracts of $117 in the current period, as compared to a gain of $1,231 in the prior period, negatively impacting the current period results. Finally, a one-time recovery of escrow balances resulted in a gain of $1,175 from the sale of discontinued business in the prior period.
Results of Operations for the Six Months Ended June 30, 2010 and 2009
Revenue. The table below shows revenue by segment for the six months ended June 30, 2010 and 2009, respectively. Allied had revenue of $38,913 during the current period, which was 51% lower than its revenue in the same period of 2009.

	Revenue by Segment
	Six Months Ended June 30,
	2010		2009
		% of		% of
	Amount	total	Amount	total
Mecar	$31,459	81%	$49,713	63%
Mecar USA	7,454	19	29,215	37

Total	$38,913	100%	$78,928	100%

Mecar’s revenue for the six months ended June 30, 2010 decreased by $18,254 (37%) from the prior period. The decrease in revenue was due to lower manufacturing activity in the current period. Mecar’s ability to execute on its backlog continues to be negatively affected by the Company’s liquidity issues.
For the six months ended June 30, 2010, Mecar USA’s revenue decreased by $21,761 from $29,215 in the prior period. Revenue in the prior period resulted mainly from significant shipments of non-standard ammunition to the U.S. government for the benefit of Afghanistan. Shipments on such contracts were substantially completed by December 2009 and thus provided no benefit in the current period. On these contracts, Mecar USA served as a sub-contractor to large defense contractors. Mecar USA is working to rebuild its backlog to prior period levels.
Cost of Sales. Cost of sales, as a percentage of revenue, for the six months ended June 30, 2010, was 101% compared to 85% for the same period in 2009. Gross (loss) profit, as a percentage of revenues, was (1)% and 15% for the six months ended June 30, 2010 and 2009, respectively. The table below shows cost of sales by segment for the six months ended June 30, 2010 and 2009, respectively.

	Cost of Sales as a Percentage of Revenue by Segment
	Six Months Ended June 30,
	2010		2009
		% of		% of
		Segment		segment
	Amount	revenue	Amount	revenue
Mecar	$32,325	103%	$40,691	82%
Mecar USA	6,804	91	26,185	90

Total	$39,129	101%	$66,876	85%

Mecar’s gross loss for the six months ended June 30, 2010 was $866 (3% of segment revenue) as compared to gross profit of $9,022 (18% of segment revenue) in the prior comparable period. This negative impact was due to having a larger mix of contracts with higher material costs in the current period in addition to a significantly lower level of revenue, negatively impacting absorption of fixed overhead, which resulted in an overall lower gross margin.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
For the six months ended June 30, 2010, gross profit for Mecar USA was $650 (9% of segment revenue) compared to gross profit of $3,030 (10% of segment revenue) in the prior comparable period. This negative impact on gross margin was due to a significantly lower of level of revenue.
Selling and Administrative. Selling and Administrative (SA) expenses as a percentage of revenue were 25% and 11% for the six months ended June 30, 2010 and 2009, respectively. The table below shows SA by segment for the six months ended June 30, 2010 and 2009, respectively.

	Selling and Administrative Expenses by Segment
	Six Months Ended June 30,
	2010		2009
		% of		% of
	Amount	total	Amount	total
Mecar	$4,523	47%	$4,825	55%
Mecar USA	621	6	834	10
Corporate	4,468	47	3,092	35

Total	$9,612	100%	$8,751	100%

The decline of $302 at Mecar was due to a lower level of spending in the current period. Mecar USA’s SA expenses decreased by $213 in the current period due to a reduced spending in sales and marketing. As disclosed in Note 17, the Company terminated a Mecar USA executive who was responsible for a large percentage of Mecar USA’s sale and marketing costs. The increase of $1,376 in Corporate segment during the six months ended June 30, 2010 resulted from a higher spending on legal and professional costs associated with the transactions contemplated by the Sale Agreement, DOJ subpoena compliance and the associated Audit Committee internal review.
Research and Development. Research and development (R&D) costs were reduced by $128 for the six months ended June 30, 2010 from 2009 levels of $1,072. This reduction was attributable to lower spending in R&D projects at Mecar in the current period.
Interest Income. Interest income for the six months ended June 30, 2010 decreased by $21 from 2009 levels of $63. The decline in interest income was a result of having lower average cash levels in 2010.
Interest Expense. Interest expense for the six months ended June 30, 2010 was $2,169 as compared to prior period interest expense of $1,904. This increase was mainly due to higher costs at Mecar associated with accruals for late payment penalties and fees incurred for performance bonds and advance payment guarantees at Mecar in the current period.
Net Gain (Loss) on Fair Value of the Senior Convertible Notes and Warrants. For the six months ended June 30, 2010, the Company recognized a loss of $17 related to the fair value of the warrants as compared to a net gain of $247 related to the fair value of the notes and warrants for the comparable period in 2009. The Notes related to the Company’s senior secured convertible notes were repaid in full in January 2009. See Note 8 for a description of Warrants.
(Loss) Gain from Foreign Exchange Contracts. For the six months ended June 30, 2010 and 2009, the Company realized a loss of $785 and a gain of $569, respectively, associated with Mecar’s foreign currency transactions. This loss (gain) is attributed to unrealized losses from the change in fair value of its participating forward European currency contracts. Mecar has participating forward European currency contracts in place mainly for a significant U.S. Dollar denominated sales contract that spans over the next two years. At the signing of the sales contract, Mecar entered into the forward currency contract to protect Mecar’s anticipated profitability on this contract by protecting itself against the net currency exposure. As a result of a fluctuation in the U.S. Dollar, Mecar has experienced unrealized gains (losses) on an interim basis relative to the life of the forward contracts.
Other — Net. Other — net for the six months ended June 30, 2010 decreased to a loss of $584 from a loss of $803 in the prior period. This reduction in loss was due to a reduced impact of foreign currency transactions at Mecar due to a strengthening of the U.S. Dollar as compared to the Euro during the six months ended June 30, 2010. A summary of the contents of this income (expense) is provided in the Note 13 — Other — Net of the financial statements.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
Pre-Tax Income (Loss)
The table below shows the pre-tax income (loss) by segment for the six months ended June 30, 2010 as compared to the same period in the prior year.

	Pre-Tax Income (Loss) by Segment
	Six Months Ended June 30,
	2010		2009
		% of		% of
		total		total
	Amount	revenue	Amount	revenue
Mecar	$(9,774)	(25)%	$1,244	2%
Mecar USA	(52)	—	1,998	3
Corporate	(4,459)	(12)	(2,841)	(4)

Total	$(14,285)	(37)%	$401	1%

Mecar incurred a pre-tax loss of $9,774 for the six months ended June 30, 2010 as compared to pre-tax income of $1,244 for the comparable period in 2009. This pre-tax loss was associated with lower revenues on lower gross margin contracts executed in the current period. For the six months ended June 30, 2010, Mecar USA had a pre-tax loss of $52 as compared to pre-tax income of $1,998 for the comparable period in 2009. This pre-tax loss was due to reduced revenue as a result of a low volume of contracts executed in the current period. Corporate had a pre-tax loss of $4,459 for the six months ended June 30, 2010 as compared to a pre-tax loss of $2,841 for the comparable period in 2009. This increase in pre-tax loss was attributable to higher spending on legal and professional costs associated with the transactions contemplated by the Sale Agreement, DOJ subpoena compliance and the associated Audit Committee internal review.
Income Taxes. The effective income tax rate for each of the six months ended June 30, 2010 and 2009 was 0% and (49)%, respectively. The prior year’s effective tax rate was due to a 2009 Belgian tax court ruling which reduced 2008 taxable income as well as decreased income tax expense for a certain foreign subsidiary. This reduction in income tax expense was recorded as a benefit in the quarter ended June 30, 2009. The Company’s interim accounting for income taxes is in accordance with ASC 740, Accounting for Income Taxes in Interim periods.
Net (loss) income from Discontinued Operations. Net (loss) income from discontinued operations consisted of (loss) gain on the sale of subsidiaries and the loss from the operations of these discontinued businesses. The table below shows the net (loss) income from discontinued operations for the six months ended June 30, 2010 and 2009, respectively.

	Six months Ended
	June 30,
	2010	2009

Loss from discontinued operations	$—	$(1,565)
(Loss) gain on the sale of subsidiaries, net of tax	(250)	1,811

Net (loss) income from discontinued operations	$(250)	$246

The Company had a net loss from discontinued operations of $250 for the six months ended June 30, 2010 as compared to net income from discontinued operations of $246 in the same comparable period of 2009. In the current period, the Company recorded an allowance of $250 against a note receivable received from the sale of NSM as it was unlikely that one of the Purchase Agreement conditions would be met. Prior period loss included a loss of $1,565 from NSM’s discontinued operations and a gain on the sale of subsidiaries of $1,811. The Company completed its divestiture of NSM in August 2009. In addition, in the prior period, the Company partially recovered escrows from the sales of The VSK Group and GMS of $1,068 (€800) and $1,175, net of $75 in fees, respectively. In addition, the Company recorded additional income taxes of $100 in March 2009 for the sale of GMS and an adjustment of $332 for 2007 income tax expense related to the sale of a foreign subsidiary.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
Net (Loss) Income. The Company had a net loss of $14,545 for the six months ended June 30, 2010 compared to net income of $842 in the same comparable period of 2009. This decline in performance was associated with an increased loss from continuing operations of $14,295 in the current period as compared to income from continuing operations of $596 in the prior period. The loss from continuing operations was due to a sharp decrease in revenues coupled with an increased percentage of cost of sales as compared to revenue recognized in the current period. In addition, a loss was incurred on foreign exchange contracts of $785 in the current period, as compared to a gain of $569 in the prior period, negatively impacted the current period results. In addition, an allowance of $250 against a note receivable received from the sale of NSM negatively impacted current period results.
Backlog. As of June 30, 2010, the Company’s firm committed backlog was $130,395 compared to $117,931 at June 30, 2009. This backlog is calculated by taking all committed contracts and orders and deducting shipments or revenue recognized pursuant to the percentage of completion method of accounting, as applicable. The table below shows the funded backlog by segment at June 30, 2010 and 2009, respectively.

	Backlog by Segment
	June 30, 2010		June 30, 2009
	Amount	%	Amount	%
Mecar	$123,693	95%	$90,837	77%
Mecar USA	6,702	5	27,094	23

Total	$130,395	100%	$117,931	100%

The increase of funded backlog in June 30, 2010 for Mecar was associated with the receipt of new contracts. During the quarter ended June 30, 2010, Mecar signed a $80,122 contract to supply a weapons system to a current customer of Mecar. On this contract, Mecar will act as a subcontractor to a division of a large defense company. Based on the nature of Mecar’s business, from time to time, Mecar receives large contracts that are executed over the long-term, which can sometimes cause backlog, both funded and unfunded, to have unusual peaks and valleys.
The reduction of Mecar USA’s backlog was associated with significant shipments made under funded contracts received in 2009, particularly shipments of non-standard ammunition to Afghanistan for the U.S. government. The $37,000 contract award received in December 2008 was fully executed in 2009. While the contract received in December 2008 was a firm, fixed price- contract, Mecar USA’s current U.S. government contract to provide non-standard ammunition to Afghanistan is an indefinite delivery and quantity (ID/IQ) contract with specific task orders. The majority of Mecar USA’s current backlog reflects open task orders on that contract. Since 2009, Mecar USA has provided non-standard ammunition to the U.S. government as a sub-contractor to large defense contractors.
In addition to the above funded backlog, the Company had unfunded backlog, which is subjected to an appropriation of governmental funds, of approximately $91,117 and $23,125 at June 30, 2010 and 2009, respectively. These are contracts or portions of contracts that do not have all of the appropriate approvals to be performed on. In most cases, these contracts require a formal budget approval before they can be added to the funded, firm backlog. During the quarter ended June 30, 2010, Mecar signed a $49,272 contract with an existing customer for which it is still waiting to receive all necessary approvals.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
Balance Sheet
The table below provides the summary consolidated balance sheets as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
ASSETS
Cash, unrestricted	$6,784	$9,021
Cash, restricted	18,834	5,599
Accounts receivable, net	19,335	28,911
Costs and accrued earnings on uncompleted contracts	8,994	14,402
Inventories, net	15,921	19,581
Contracts in progress	1,733	179
Other current assets	11,327	4,679
Property, plant & equipment and other assets	15,205	18,257

TOTAL ASSETS	$98,133	$100,629

LIABILITIES
Bank overdraft facility	$980	$2,635
Bridge Notes	9,348	—
Accounts payable and accrued liabilities	35,312	39,886
Customer deposits	28,850	15,974
Other current liabilities	3,065	3,773
Other long-term liabilities and debt	10,368	11,350

TOTAL LIABILITIES	87,923	73,618

STOCKHOLDERS’ EQUITY	10,210	27,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$98,133	$100,629

The Company’s June 30, 2010 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All Euro values were converted at June 30, 2010 and December 31, 2009 conversion ratios of $1.2208 and $1.4333, respectively.
Current assets were $82,928 at June 30, 2010 as compared to $82,372 at December 31, 2009. Current liabilities were $85,779 at June 30, 2010 as compared to $66,823 at December 31, 2009. Working capital, which includes restricted cash, was ($2,851) at June 30, 2010 as compared to $15,549 at December 31, 2009. The decrease in net working capital of $18,400 was primarily due to a reduction in receivables and cost and accrued earnings on uncompleted contracts as a result of a low level of recognized revenues in the current period and an increase in current liabilities associated with the reclassifications of the entire outstanding balance of the SOGEPA loan and derivative instruments as short-term obligations in the current period.
Unrestricted cash balances decreased by $2,237 to $6,784 at June 30, 2010 as compared $9,021 at December 31, 2009. This was due to increased usage in operating activities in performance of sales contracts in progress at both Mecar and Mecar USA, offset by the receipt of the Bridge Notes in June.
Restricted cash balances were $18,834 and $5,599 at June 30, 2010 and December 31, 2009, respectively. The restricted cash balance consists mainly of Mecar’s customer deposits of which a portion has been restricted to secure bank issued advance payment guarantees and performance bonds. The increase of restricted cash balance from December 31, 2009 was associated with new advance payment guarantees that were opened in the current period for certain contracts and the expiration of guarantees provided by a local Belgian agency. At December 31, 2009, these guarantees allowed Mecar to reduce its restricted cash requirements by approximately $5,494 (€4,500).
Accounts receivable at June 30, 2010 decreased by $9,576 as compared to the December 31, 2009 balance of $28,911, primarily due to the collection of outstanding receivables and lower volume of billings in the current period at both Mecar and Mecar USA.
At Mecar, the costs and accrued earnings on uncompleted contracts declined from $14,402 at December 31, 2009 to $8,994, while Mecar USA’s contracts in progress increased by $1,554 from December 31, 2009’s level of $179. The decline of costs and accrued earnings on uncompleted contracts was primarily due to completion of existing sales contracts, thereby reducing the amount of unbilled contracts in the current period. At Mecar, the Company’s liquidity challenges continue to impact Mecar’s ability to execute on its backlog. The increase of contracts in progress was associated with advance payments that Mecar USA was required to make to its suppliers at the end of the current period for upcoming shipments under a large contract currently in backlog.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
Inventories decreased by $3,660 from December 31, 2009 to $15,921 at June 30, 2010. This decrease was due to shipments of Mecar’s pass-through orders and contracts for the resale of certain ammunition in the second quarter of 2010. The Company’s liquidity challenges continue to impact Mecar and Mecar USA’s ability to build up their inventory levels prior to the execution of contracts.
Other current assets increased to $11,327 at June 30, 2010 from $4,679 at December 31, 2009. This growth was mainly due to an increase in vendor deposits made to suppliers for inventory at Mecar as a result of the Company’s liquidity challenges.
Property, plant & equipment and other assets decreased from $18,257 at December 31, 2009 to $15,205 at June 30, 2010. This decline was attributable to depreciation expense of $1,728 and the impact of a decline in the value of the Euro versus the U.S. dollar in the current period offset by capital expenditures of $1,181, most of which was for upgrading Mecar’s security systems.
The bank overdraft facility at June 30, 2010 decreased by $1,655 from December 31, 2009 as a result of repayments made during the current period. In connection with the signing of the Sale Agreement with Chemring on June 24, 2010, the Company entered into two Bridge Notes in the aggregate amount of $9,348 with Chemring. At June 30, 2010, accounts payable and accrued liabilities, including accrual for Belgium social security, decreased by $4,574 from December 31, 2009. This decline was due to repayment of trade payables; some of which was made from the proceeds received from the Bridge Notes, and fewer purchases made in the current period. Customer deposits increased by $12,876, primarily at Mecar, as a result of the new deposits collected from customers in the current period. Mecar received a significant customer deposit in the current period for a contract that is scheduled to ship in 2011. Other current liabilities decreased by $708 at June 30, 2010 as a result of a partial payment of outstanding income taxes and a decline in the value of the Euro versus the U.S. dollar in the current period.
Long-term debt and long-term liabilities decreased by $982 at June 30, 2010 from the December 31, 2009 level of $11,350. This decline was primarily attributable to a decline in the value of the Euro versus the U.S. dollar in the current period and scheduled principal repayments in 2010.
The decline of Stockholders’ equity of $16,801 at June 30, 2010 from the December 31, 2009 balance of $27,011 was primarily due to the net loss for the six month period in 2010 and a decrease in the value of the Euro versus the U.S. dollar, which lowered accumulated other comprehensive income. The Euro depreciated by approximately 15% from December 31, 2009. Accumulated other comprehensive income dropped from $16,361 at December 31, 2009 to $13,897 at June 30, 2010.
Cash Flows
The table below provides the summary cash flow data for the periods presented.

	For Six Months Ended June 30,
	2010	2009

Net cash used in operating activities	$(8,652)	$(8,923)
Net cash used in investing activities	(1,181)	(258)
Net cash provided by financing activities	8,448	2,165
Effects of exchange rate on cash	(852)	(112)
Operating Activities. The Company used $8,652 of cash in its operating activities during the six months ended June 30, 2010 as compared to $8,923 of cash used during the same period of 2009. Cash used in continuing operations was $8,652 in 2010 as compared to $8,771 in the prior comparable period.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
The decline of cash used from continuing operations resulted mainly from the net loss from continuing operations of $14,295, offset by net changes in operating assets and liabilities in the current period. The change in operating assets and liabilities generated $4,323 of cash during the six month period of 2010 as compared to cash use of $10,729 in the prior comparable period. The most significant change in operating assets and liabilities in 2010 was from a timely collection of accounts receivables and a reduction in costs and accrued earnings on uncompleted contracts and inventories in the current period. The decline of accounts receivable generated $6,237 of cash in the current period as opposed to cash use of $1,708 in the prior period. A decline in costs and accrued earnings on uncompleted contracts generated cash of $3,566 as compared to $8,726 of cash use in the prior period. The fluctuation in cost and accrued earnings on contracts was due to fewer contracts in process in the current period. A reduction in inventories generated $1,167 of cash in the current period as opposed to cash use of $2,155 in the prior period. The growth in prepaid and other current assets resulted in cash use of $7,903 in the current period compared to a lower cash use of $1,537 in the prior period. This was due to higher prepayments and deposits made to suppliers for contracts in progress in the current period. Furthermore, the change in customer deposits generated $16,565 of cash in the current period as compared to $10,260 of cash in the prior comparable period. Cash paid for interest was $2,578 and $1,644 for the six months ended June 30, 2010 and 2009, respectively. Cash paid for income taxes was $231 and $27 for the six months ended June 30, 2010 and 2009, respectively, which included federal, international and state taxes.
Investing Activities. Net cash used in investing activities increased by $923 from $258 in the six months ended June 30, 2009 to $1,181 in the current period. During the current period, Mecar made significant investments in its security systems in order to renew its operating license in Belgium. The prior period’s lower cash usage resulted from one-time settlement of net proceeds from the sale of subsidiaries of $422 and less capital expenditures spending.
Financing Activities. The Company generated $8,448 of cash from its financing activities during the six months ended June 30, 2010 compared to a generated cash of $2,165 from its financing activities during the same comparable period in 2009. This increase in the current period was primarily related to proceeds received from the issuance of the Bridge Notes in the amount of $9,919, offset by a repayment of bank overdraft facility of $1,378 in the current period. During the six months ended June 30, 2009, the Company borrowed $3,198 from its bank overdraft facility, offset by the repayment of the remaining convertible notes of $928 in January 2009.
Effects of Exchange Rate. Due to a significant fluctuation in the exchange rate between U.S. dollar and Euro between June 30, 2010 and 2009, the Company used $852 and $112 of cash, respectively, related to the effects of currency on balances.
Allied. Corporate funded its operations from management fees received and proceeds received from the ADG Bridge Note. If the transactions contemplated by the Sale Agreement do not close, Allied will need to seek additional financing to support its operations and meet its obligations. Mecar and Mecar USA are projected to operate without financing from Allied.
Mecar. Mecar operated from internally generated cash, advances received from customers and proceeds received from the ARC Bridge Note. In addition, a loan of approximately $7,325 was provided by a local Belgian regional agency to extend Mecar’s working capital in December 2007. This loan will be repaid over the remaining three years beginning in 2010. The bank facility agreement provides a facility for guarantees/bonds to support customer contracts. The financial lending terms and fees are denominated in Euros and the dollar equivalents will fluctuate according to global economic conditions. The existing credit facility is scheduled to expire on October 29, 2010. In 2009, Mecar began a relationship with a new bank to provide performance bond and advance payment guarantees on a case by case basis. During the first quarter of 2010, the new bank provided approximately $5,249 (€4,300) in performance bonds and advance payment guarantees. To date, all required bonds and guarantees have been issued.
Mecar USA. Mecar USA operated in 2010 from cash generated from operations. From time to time, Mecar USA has been factoring certain receivables to address its short-term cash shortfalls.
Stock Repurchases. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2010 and does not anticipate repurchasing shares of its common stock.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
Future Liquidity. On June 24, 2010, the Company signed a definitive Sale Agreement with Chemring. If the transactions contemplated by the Sale Agreement do not close, the Company will need to undertake a substantial financing transaction which, given the current credit markets, if available at all, would likely be an equity transaction that will result in significant dilution to the shareholders. There are no assurances that this financing will be available to the Company and if such financing is not available, the Company may need to cease operations.
Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2010, the Company is not involved in any material unconsolidated SPE transactions.
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
Recent Accounting Pronouncements
In the first quarter of 2010, the Financial Accounting Standards Board (“FASB”) updated Accounting Standards Update (“ASU”) No. 2010-09, Subsequent Events (Topic 855) — Amendments to Certain Recognition and Disclosure Requirements. This guidance amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. SEC filers must evaluate subsequent events through the date the financial statements are issued.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 2010
(Thousands of Dollars)
(Unaudited)
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires new disclosures concerning transfers into and out of Level 1 and Level 2 of the fair value measurement hierarchy and a roll forward of the activity of assets and liabilities measured in Level 3 of the hierarchy. In addition, ASU 2010-06 clarifies existing disclosure requirements to require fair value measurement disclosures for each class of assets and liabilities and disclosure regarding the valuation techniques and inputs used to measure Level 2 or Level 3 fair value measurements on a recurring and nonrecurring basis. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009 except for the roll forward of activity for Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material impact on the Company’s consolidated financial statements.
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
Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Acting Principal Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Acting Principal Financial Officer has concluded that these disclosure controls and procedures are effective as of June 30, 2010.
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
Subsequently, the Company received notice from the DOJ that indicated that it would request additional documents and expand its review beyond matters relating to the indicted former employee of Mecar USA. The Company understood that the DOJ’s expanded review was in connection with an industry-wide review.
The Company is cooperating with the DOJ and complying with the DOJ’s subpoena. The Company’s ongoing compliance with the DOJ subpoena is being overseen by the Audit Committee which also conducted an internal review of the activities of Mecar USA’s former employee. The Audit Committee is being assisted in these matters by independent outside counsel. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on our business, results of operations, liquidity or capital resources.
Litigation Relating to Consulting Agreement
On April 19, 2010, a lawsuit was filed against the Company by Sterling Investors Group Limited in the Circuit Court for Fairfax County, Virginia alleging breach of contract related to an agreement the Company entered into with a loan brokerage firm in its attempt to seek a new bank line of credit. The lawsuit seeks damages in the amount of $640,000. The Company believes this lawsuit is without merit and intends to defend it vigorously.

Item 1A. Risk Factors
Not required for a smaller reporting company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
On December 20, 2007, Mecar entered into a €6,000,000 (approximately $8,073,000) loan agreement with the Société Wallonne de Gestion et de Participations (“SOGEPA”), a local Belgian regional agency to provide Mecar with additional working capital financing. The loan matures on December 20, 2012 and accrues interest at 4.95% per year. Quarterly interest payments are due during the first year of the loan, with quarterly principal and interest payments due thereafter. The loan is secured by a mortgage on Mecar’s office building and manufacturing facilities. During the first quarter 2010, it was verbally agreed that the required repayments of 2009 and the first half of 2010 principal in the amount of $1,851,000 (€1,391,000) and $973,000 (€731,000), respectively, would be deferred to the end of the second quarter of 2010. Such amounts have not yet been paid nor has a total of $463,000 (€379,000) of accrued interest. The Company reclassified the entire outstanding balance as a short-term obligation as the loan is now callable by SOGEPA because the Company has violated the repayment provisions of the loan agreement.
No debt of the Company contains cross-default provisions.
Item 4. (Reserved)
Item 5. Other Information
None
Item 6. Exhibits

Exhibit No.	Description of Exhibits

2
Stock and Asset Purchase Agreement, dated as of June 24, 2010, between The Allied Defense Group, Inc., Mecar USA, Inc., ARC Europe, S.A. and Chemring Group PLC (Filed as Exhibit 2.1 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

4	Fourth Amendment To Rights Agreement, dated as of June 24, 2010 (Filed as Exhibit 4.5 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

10	Secured Promissory Note, between The Allied Defense Group, Inc. and Chemring Group PLC (Filed as Exhibit 10.27 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

10.2	Secured Promissory Note, between ARC Europe, S.A. and Chemring Group PLC (Filed as Exhibit 10.28 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

*31	Certification of Chief Executive Officer and Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.
/s/ John J. Marcello
Date: August 13, 2010	John J. Marcello
Chief Executive Officer and President and Acting Principal Financial Officer *
*	Mr. Marcello is also acting as the Registrant’s Acting Principal Financial Officer as of the date of this filing.