Form 10-Q
period 2010-09-30
ALLIED DEFENSE GROUP INC
filed 2010-11-12
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Commission File Number: 1-11376
The Allied Defense Group, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	04-2281015
(State or other jurisdiction of	(I.R.S. Employer Number)
incorporation or organization)
120 E. Baltimore Street, Suite 2100
Baltimore, MD 21202
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
The number of shares of registrant’s Common Stock outstanding as of November 12, 2010, was 8,235,193.

THE ALLIED DEFENSE GROUP, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION — UNAUDITED

Item 1. Financial Statements (Unaudited)

Consolidated Statement of Net Assets as of September 30, 2010 (liquidation basis)	2

Consolidated Statement of Changes in Net Assets September 30, 2010 (liquidation basis)	3

Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	4

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009	5

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2010 and the year ended December 31, 2009	6

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	7

Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. (Reserved)	28

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	29

Exhibit 31.1
Exhibit 31.2
Exhibit 32

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENT OF NET ASSETS (Liquidation Basis)
(Unaudited)
(Thousands of Dollars, except per share and share data)

September 30,
2010
ASSETS
Cash and cash equivalents	$14,875
Short-term investments	20,000
Prepaid and other current assets	1,117
Funds held in escrow	15,000

TOTAL ASSETS	$50,992

LIABILITIES
Estimated net costs to be incurred during liquidation	$4,000
Accounts payable	364
Accrued liabilities	446
Income taxes	132
Other liabilities	396

TOTAL LIABILITIES	$5,338

NET ASSETS IN LIQUIDATION	$45,654

NUMBER OF SHARES OUTSTANDING	8,235,193
NET ASSETS IN LIQUIDATION PER SHARE	$5.54

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Liquidation Basis)
(Unaudited)
(Thousands of Dollars, except per share and share data)

September 30, 2010

Shareholders’ equity at September 30, 2010	$49,671

Liquidation basis adjustments
Adjust assets to fair value	(17)
Accrue estimated costs to be incurred during liquidation	(4,500)
Estimated interest income earned during liquidation	500

NET ASSETS IN LIQUIDATION AT SEPTEMBER 30, 2010	$45,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS (Going Concern Basis)
(Unaudited)
(Thousands of Dollars, except per share and share data)

	September 30,	December 31,
	2010	2009 (a)
ASSETS
Current Assets
Cash and cash equivalents	$14,875	$3,475
Restricted cash	—	234
Short-term investments	20,000	—
Prepaid and other current assets	1,117	400
Assets held for sale	—	95,689

Total current assets	35,992	99,798

Property, Plant and Equipment, net	17	31

Other Assets
Funds held in escrow	15,000	—
Note receivable	—	1,075

Total other assets	15,000	1,075

TOTAL ASSETS	$51,009	$100,904

CURRENT LIABILITIES
Current maturities of long-term debt	$4	$5
Accounts payable	364	696
Accrued liabilities	442	2,936
Income taxes	132	495
Other current liabilities	311	—
Liabilities held for sale	—	69,220

Total current liabilities	1,253	73,352

LONG TERM OBLIGATIONS
Long-term debt, less current maturities and unrealized discounts	—	2
Other long-term liabilities	85	263

Total long-term obligations	85	265

TOTAL LIABILITIES	1,338	73,617

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY

Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding, 8,235,193 at September 30, 2010 and 8,175,480 at December 31, 2009	824	818
Capital in excess of par value	56,698	56,490
Accumulated deficit	(21,802)	(46,382)
Accumulated other comprehensive income	13,951	16,361

Total stockholders’ equity	49,671	27,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,009	$100,904

(a)	Condensed consolidated balance sheet as of December 31, 2009, has been derived from audited consolidated financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Going Concern Basis)
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Revenue	$—	$—	$—	$—

Cost and expenses
Selling and administrative	3,001	1,638	7,469	4,729

Operating loss	(3,001)	(1,638)	(7,469)	(4,729)

Other income (expenses)
Net interest income (expense)	26	9	38	11
Net gain (loss) on fair value of warrants	—	10	(17)	257
Other-net	(1,372)	2	(1,358)	3

	(1,346)	21	(1,337)	271

Loss from continuing operations before income taxes	(4,347)	(1,617)	(8,806)	(4,458)

Income tax expense (benefit)	—	(4)	1	(199)

Loss from continuing operations	(4,347)	(1,613)	(8,807)	(4,259)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	48,055	44	47,805	1,856
Loss from discontinued operations	(4,307)	(1,695)	(14,418)	(18)

Net income (loss) from discontinued operations	43,748	(1,651)	33,387	1,838

NET INCOME (LOSS)	$39,401	$(3,264)	$24,580	$(2,421)

Earnings (Loss) per share — basic and diluted:

Net earnings (loss) from continuing operations	$(0.53)	$(0.20)	$(1.08)	$(0.53)
Net earnings (loss) from discontinued operations, net of tax	5.35	(0.20)	4.08	0.23

Total earnings (loss) per share — basic and diluted	$4.82	$(0.40)	$3.00	$(0.30)

Weighted average number of common shares:

Basic	8,177,559	8,143,661	8,175,580	8,102,913
Diluted	8,177,559	8,143,661	8,182,279	8,102,913
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS (Going Concern Basis)
(Unaudited)
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital in		Other	Total
	stock, no		$.10 Par	Excess of	Accumulated	Comprehensive	Stockholders’
	Par Value	Shares	value	Par value	(Deficit)	Income	Equity

Balance at January 1, 2009	$—	8,079,509	$808	$55,912	$(38,351)	$16,082	$34,451
Common stock awards	—	78,490	8	326	—	—	334
Retired stocks	—	(1,502)	—	(6)	—	—	(6)
Employee stock purchase plan purchases	—	18,983	2	84	—	—	86
Issue of stock options	—	—	—	71	—	—	71
Directors’ deferred stock compensation	—	—	—	103	—	—	103
Comprehensive loss:
Net loss for the year ended	—	—	—	—	(8,031)	—	(8,031)
Currency translation adjustment	—	—	—	—	—	279	279

Total comprehensive loss							(7,752)

Balance at December 31, 2009	$—	8,175,480	$818	$56,490	$(46,382)	$16,361	$27,287
Common stock awards	—	—	—	138	—	—	138
Forfeited stocks	—	(1,000)	—	—	—	—	—
Retired stocks	—	(830)	—	—	—	—	—
Issue of stock options	—	—	—	33	—	—	33
Directors’ deferred stock compensation	—	61,543	6	37	—	—	43
Comprehensive income:
Net income for the nine months ended	—	—	—	—	24,580	—	24,580
Currency translation adjustment	—	—	—	—	—	(2,410)	(2,410)

Total comprehensive income							22,170

Balance at September 30, 2010	$—	8,235,193	$824	$56,698	$(21,802)	$13,951	$49,671

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Going Concern Basis)
(Unaudited)
(Thousands of Dollars)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities
Net income (loss)	$24,580	$(2,421)
Less: Gain on sale of subsidiaries	(47,805)	(1,856)
Discontinued operations, net of tax	14,418	18

Loss from continuing operations	(8,807)	(4,259)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	13	124
Loss on sale of fixed assets	1	—
Net loss (gain) related to fair value of warrants	17	(257)
Common stock and stock option awards	171	322
Deferred director stock awards	43	82
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses
Restricted cash	160	—
Prepaid and other current assets	88	584
Accounts payable, accrued liabilities and other current liabilities	(62)	1,086
Customer deposits	—	7
Deferred compensation	(156)	4
Income taxes	(363)	(284)

Net cash used in operating activities — continuing operations	(8,895)	(2,591)

Net cash used in operating activities — discontinued operations	—	(7,030)

Net cash used in operating activities	(8,895)	(9,621)

Cash flows from investing activities
Net proceeds from sale of subsidiaries	54,446	2,023
Funds deposited in escrow	(15,000)	—
Net cash used for short-term investment transactions	(20,000)	—

Net cash provided by investing activities — continuing operations	19,446	2,023

Net cash used in investing activities — discontinued operations	—	(1,082)

Net cash provided by investing activities	19,446	941

Cash flows from financing activities
Principal payments on senior convertible notes	—	(928)
Net principal payments on long-term debt and capital lease obligations	(1)	(5)
Proceeds from employee stock purchases	—	54

Net cash used in financing activities — continuing operations	(1)	(879)

Net cash provided by financing activities — discontinued operations	—	5,441

Net cash (used in) provided by financing activities	(1)	4,562

Effects of exchange rate on cash	850	51

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,400	(4,067)

Cash and cash equivalents at beginning of period	3,475	5,663

Cash and cash equivalents at end of period	$14,875	$1,596

Supplemental Disclosures of Cash Flow information	September 30, 2010	September 30, 2009

Cash paid during the period for
Interest	$13	$13
Taxes	$373	$24
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Thousands of Dollars)
NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Allied Defense Group Inc. (“Allied” or the “Company”), a Delaware corporation, previously conducted a multinational defense business focused on the manufacture and sale of ammunition and ammunition related products for use by the U.S. and foreign governments. Allied’s business was conducted by its two wholly owned subsidiaries: MECAR sprl, formerly Mecar S.A. (“Mecar”), and ADG Sub USA, Inc., formerly Mecar USA, Inc. (“Mecar USA”).
On June 24, 2010, the Company signed a definitive purchase and sale agreement (the “Agreement”) with Chemring Group PLC (“Chemring”) pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. On September 1, 2010, the Company completed the asset sale to Chemring contemplated by the Agreement. Pursuant to the Agreement, Chemring acquired all of the capital stock of Mecar for approximately $45,810 in cash, and separately Chemring acquired substantially all of the assets of Mecar USA for $13,750 in cash and the assumption by Chemring of certain specified liabilities of Mecar USA. A portion of the purchase price was paid through the repayment of certain intercompany indebtedness owed to the Company that would otherwise have been cancelled at closing. Approximately $15,000 of the proceeds of the sale was deposited into escrow to secure certain of the Company’s indemnification obligations under the Agreement.
In conjunction with the Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”). The Company’s stockholders approved the Plan of Dissolution on September 30, 2010. In response to concerns of certain of the Company’s stockholders, the Company has agreed to delay the filing of a certificate of dissolution with the Delaware Secretary of State so that the stockholders may continue to transfer the Company’s common stock while the Company resolves the matters relating to the U.S. Department of Justice (“DOJ”) subpoena as describe below. The Company will now delay the filing of a certificate of dissolution with the Delaware Secretary of State until the earlier of August 31, 2011 or a resolution of all matters concerning the DOJ. Additionally, the Company will continue to file all periodic reports required under the Securities Exchange Act of 1934, as amended, and by any exchange on which the Company’s securities are then listed, until at least the filing of the certificate of dissolution. On September 2, 2010, the Company received a staff determination letter (the “Staff Determination”) from NYSE Amex LLC (the “Exchange”). The Staff Determination stated that the Exchange has determined that the Company no longer complies with the requirements for continued listing set forth in NYSE Amex LLC Company Guide Section 1003(c)(i) as a result of the sale of substantially all of the Company’s assets. On September 20, 2010, the Company announced that trading of shares of the Company’s common stock has been transferred from the NYSE Amex to the OTCQB™ Marketplace effective Monday, September 20, 2010. The Company’s trading symbol will now be ADGI.
In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the precise net value of our non-cash assets, and the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to shareholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining employees and directors, insurance costs, costs to settle remaining leases, fees for professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such costs were estimated to be $4,000 as of September 30, 2010. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining leases and the ultimate timing of distributions to our stockholders, but does not include any settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena or any other legal proceedings.
As previously disclosed, the Company received a subpoena from the DOJ on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. The DOJ initially limited its request of documents to those relating to an indicted former employee of Mecar USA. The DOJ has subsequently advised the Company that it is conducting an industry-wide review, and therefore the DOJ’s investigation of the Company will be expanded and ongoing. We cannot predict the settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena. As a result, it is unlikely that any distributions to our stockholders will be made until the matters relating to the DOJ subpoena have been resolved. The period of time required to resolve these matters is uncertain but is expected to take in excess of one year. Furthermore, under the Agreement, the Company has agreed to indemnify Chemring and certain of its related parties from any losses, fines or penalties arising out of, among other things, the completed contracts of Mecar and Mecar USA. We have agreed to escrow $15,000 of the cash consideration paid to the Company in the sale to secure our maximum indemnification obligations under the Agreement. These escrowed funds will not be available to the Company for distribution to our stockholders, or otherwise, until released to the Company pursuant to the terms of the Agreement.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Thousands of Dollars)
The accompanying unaudited condensed consolidated financial statements have been prepared by the Company. With the exception of our adoption of liquidation basis of accounting, we have continued to follow the accounting policies disclosed in the consolidated financial statements included in our 2009 Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all necessary adjustments and reclassifications (all of which are of a normal, recurring nature) that are necessary for fair presentation for the periods presented.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the operating results for the full year.
It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest shareholders’ annual report (Form 10-K) for the period ended December 31, 2009.
As discussed in Note 3, the results of operations, financial position and cash flows of News/Sports Microwave Rental, Inc. (“NSM”), Mecar and Mecar USA have been reported as discontinued operations for all periods presented. NSM was sold in August 2009 and Mecar and Mecar USA were sold in September 2010. Unless otherwise indicated, all disclosures in the notes to the unaudited interim consolidated financial statements relate to the Company’s continuing operations which consist solely of those expenses incurred to support the Company’s corporate headquarters and its non-operating European subsidiaries.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
The unaudited condensed consolidated financial statements include the accounts of The Allied Defense Group, Inc. (“Allied” or the “Company”), a Delaware corporation, and its wholly-owned subsidiaries as follows:
•	ARC Europe, S.A. (“ARC Europe”), a Belgian company,

•	Allied Research BV (“BV”), a Dutch company, and

•	Allied Research Cooperative (“Coop”), a Dutch company.
In September 2010, the Company completed the divesture of Mecar and Mecar USA and in August 2009, the Company completed the divestiture of NSM.
As a result, Allied no longer has operating segments. The Company’s continuing operations include only those costs incurred to support the Company’s corporate headquarters and its non-operating European subsidiaries.
NOTE 3 — DISCONTINUED OPERATIONS
The Consolidated Financial Statements and related note disclosures reflect NSM, Mecar and Mecar USA as “Long-Lived Assets to be Disposed of by Sale” for all periods presented in accordance with ASC 360. Accordingly, our results of operations for all periods presented have been reclassified to reflect NSM, Mecar and Mecar USA as discontinued operations in the consolidated statement of operations for all periods presented.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Thousands of Dollars)
Mecar and Mecar USA
On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. On September 1, 2010, the Company completed the asset sale to Chemring contemplated by the Agreement. Pursuant to the Agreement, Chemring acquired all of the capital stock of Mecar for approximately $45,810 in cash, and separately Chemring acquired substantially all of the assets of Mecar USA for $13,750 in cash and the assumption by Chemring of certain specified liabilities of Mecar USA. A portion of the purchase price was paid through the repayment of certain intercompany indebtedness owed to the Company that would otherwise have been cancelled at closing. Approximately $15,000 of the proceeds of the sale was deposited into escrow to secure certain of the Company’s indemnification obligations under the Agreement. Such amounts are included in other assets on the Balance Sheet. In conjunction with sale, the Company paid $1,637 in legal fees, $3,177 in investment banking fees and $300 in retention and incentive plans for the management of Mecar and Mecar USA. As a result, the sale generated net proceeds of $54,446, and the Company recorded a gain of $47,805. The Company did not record a significant tax expense from this transaction as the gain is expected to be offset by the Company’s existing net operating loss carry forwards and foreign tax credits.
NS Microwave Systems, Inc.
On August 7, 2009, the Company entered into a Purchase Agreement to sell NSM for $400 in cash and a promissory note in the amount of $1,325 at closing. The note is due 24 months after closing and is subject to a reduction based on certain terms as defined in the Purchase Agreement. On December 31, 2009 and again on June 30, 2010, the Company wrote-off $250, for a total write-off of $500, against the receivable as it was unlikely that one of the Purchase Agreement conditions would be met. As of September 30, 2010, the outstanding amount of the note receivable was $825. The note bears interest at a rate of one-year London Interbank Offered Rate plus 5% subject to a maximum interest cap of 8%. Accordingly, the Company recorded a loss of $454 as a result of this transaction. The Company did not record a significant tax expense or benefit from this transaction.
The following is a summary of assets and the liabilities held for sale at December 31, 2009:

	December 31, 2009
	Mecar	Mecar USA	Total

Cash	$5,546	$—	$5,546
Restricted cash	5,364	—	5,364
Accounts receivable, net	21,786	7,124	28,910
Costs and accrued earnings on uncompleted contracts	14,402	—	14,402
Contract in progress	—	179	179
Inventories, net	18,908	949	19,857
Prepaid and other current assets	3,942	337	4,279
Property, Plant and Equipment, net	14,124	2,391	16,515
Other assets	636	1	637

Assets held for sale	$84,708	$10,981	$95,689

Bank overdraft facility	$2,635	$—	$2,635
Accounts payable	13,084	3,649	16,733
Accrued liabilities	18,889	632	19,521
Customer deposits	15,589	385	15,974
Other liabilities	5,517	—	5,517
Long-term debt	8,804	36	8,840

Liabilities held for sale	$64,518	$4,702	$69,220

At September 30, 2010 and December 31, 2009, there were no assets and liabilities held for sale for NSM as the transaction had been completed in August 2009. At September 30, 2010, there were no assets and liabilities held for sale for Mecar or Mecar USA as the transactions were completed on September 1, 2010.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Thousands of Dollars)
The following summarizes the results of discontinued operations for the three and nine months ended September 30, 2010 and 2009 for NSM, Mecar and Mecar USA:

	Three Months Ended				Three Months Ended
	September 30, 2010				September 30, 2009
	Mecar	Mecar USA	NSM	Total	Mecar	Mecar USA	NSM	Total

Revenue	$6,979	$1,670	$—	$8,649	$19,054	$16,415	$315	$35,784
Loss before taxes	(4,035)	(272)	—	(4,307)	(2,776)	1,195	(114)	(1,695)
Loss, net of tax	(4,035)	(272)	—	(4,307)	(2,776)	1,195	(114)	(1,695)

Discontinued operations, net of tax	$(4,035)	$(272)	$—	$(4,307)	$(2,776)	$1,195	$(114)	$(1,695)

	Nine Months Ended				Nine Months Ended
	September 30, 2010				September 30, 2009
	Mecar	Mecar USA	NSM	Total	Mecar	Mecar USA	NSM	Total

Revenue	$38,477	$9,342	$—	$47,819	$68,767	$46,398	$2,894	$118,059
Income (loss) before taxes	(14,122)	(287)	—	(14,409)	(1,554)	3,215	(1,675)	(14)
Income (loss), net of tax	(14,122)	(296)	—	(14,418)	(1,554)	3,215	(1,679)	(18)

Discontinued operations, net of tax	$(14,122)	$(296)	$—	$(14,418)	$(1,554)	$3,215	$(1,679)	$(18)

NOTE 4 — SHORT-TERM INVESTMENTS
Cash in excess of funds required for immediate use by the Company have been invested with the primary goal to preserve capital. As such, such funds are invested in short-term, high-quality, fixed-income securities and are accounted for at fair value. These investments are classified as trading with unrealized gains or losses recorded in other income (expense) on the Statement of Operations. As of September 30, 2010 and December 31, 2009, the fair value of these investments was $20,000 and $0, respectively, and was included in short-term investments on the Balance Sheet. No unrealized gain or loss was recorded for either the three or nine month periods ending September 30, 2010 or 2009.
NOTE 5 — LONG-TERM OBLIGATIONS
The Company is obligated on a capital lease for the purchase of office equipment. The lease is secured by the assets acquired, bears interest at 11% and matures in 2011. Long-term obligations as of September 30, 2010 and December 31, 2009 were $4 and $7, respectively.
NOTE 6 — WARRANTS
On March 6, 2006, in conjunction with the issuance of convertible notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. The warrants are exercisable for a term of five years at an exercise price of $27.68 per share, subject to anti-dilution provisions and expire on March 9, 2011. The original exercisable shares of 226,800 and exercise price of $27.68 was adjusted to 349,297 and $17.97, respectively, to account for the December 2006 Private Placement and the Amendment Agreement. The warrants did not meet the requirement for equity classification in accordance with ASC 815 Derivatives and Hedging, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as other current liabilities, presented as derivative instruments on the balance sheet, and are being recorded and carried at the fair value of the instrument. At September 30, 2010 and December 31, 2009, the Company determined the fair value of the warrants was $42 and $24, respectively. For the three months ended September 30, 2010 and 2009, the Company recorded gains of $0 and $10, related to the calculated fair value adjustment of the warrants, respectively. For the nine months ended September 30, 2010 and 2009, the Company recorded a loss of $17 and a gain of $257, related to the calculated fair value adjustment of the warrants, respectively.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Thousands of Dollars)
NOTE 7 — FAIR VALUE MEASUREMENTS
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at September 30, 2010 and December 31, 2009:

	Quoted Prices in Active Markets for Identical	Significant Other	Significant
	Assets or Liabilities	Observable Inputs	Unobservable Inputs
September 30, 2010	(level 1)	(level 2)	(Level 3)	Total
Assets
Short-term investments	$20,000,000	$—	$—	$20,000,000
Liabilities
Derivative instruments	$—	$(42)	$—	$(42)

Net assets	$20,000,000	$(42)	$—	$19,999,958

	Quoted Prices in Active Markets for Identical	Significant Other	Significant
	Assets or Liabilities	Observable Inputs	Unobservable Inputs
December 31, 2009	(level 1)	(level 2)	(Level 3)	Total
Liabilities
Derivative instruments	$—	$(24)	$—	$(24)

	$—	$(24)	$—	$(24)

The fair values of the Company’s derivative instruments (i.e. warrants) disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets. Interests in mutual funds are valued using quoted market prices.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Thousands of Dollars)
NOTE 8 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share excludes potential common shares and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share excludes the effects of stock options, warrants and restricted stock (unvested stock awards), if such effect is anti-dilutive. The table below shows the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net loss from continuing operations	$(4,347)	$(1,613)	$(8,807)	$(4,259)
Net earnings from discontinued operations, net of tax	43,748	(1,651)	33,387	1,838

Total earnings (loss)	39,401	(3,264)	24,580	(2,421)

Number of shares:
Weighted average shares outstanding	8,177,559	8,143,661	8,175,580	8,102,913
Effect of dilutive potential common shares
Stock Options	—	—	6,699	—

Weighted average number of diluted shares	8,177,559	8,143,661	8,182,279	8,102,913

Basic and diluted net earnings (loss) per share from continuing operations	$(0.53)	$(0.20)	$(1.08)	$(0.53)
Basic and diluted net earnings (loss) per share from discontinued operations	5.35	(0.20)	4.08	0.23

Basic and diluted net earnings (loss) per share from continuing operations	$4.82	$(0.40)	$3.00	$(0.30)

A summary of the warrants, unvested stock awards and stock options for the three and nine months ended September 30, 2010 and 2009, excluded from the calculation of earnings (loss) per share from continuing operations since their effect would be anti-dilutive, is as follows.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Warrants	411,593	411,593	411,593	411,593
Unvested stock awards	—	6,000	—	6,000
Stock options	6,699	398	—	7,631

Total	418,292	417,991	411,593	425,224

NOTE 9 — COMPREHENSIVE LOSS
A summary of the components of Comprehensive Loss for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net income (loss)	$39,401	$(3,264)	$24,580	$(2,421)
Currency Translation Adjustment	54	961	(2,410)	928

Comprehensive income (loss)	$39,455	$(2,303)	$22,170	$(1,493)

The currency translation adjustment for the three and nine months ended September 30, 2010 and 2009 resulted from the change in the value of the Euro during the respective periods.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Thousands of Dollars)
NOTE 10 — OTHER - NET
Other income (expense) included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009

Net currency transaction gains (losses)	$(1,374)	$—	$(1,368)	$(1)
Miscellaneous — net	2	2	10	4

	$(1,372)	$2	$(1,358)	$3

NOTE 11 — SHARE- BASED COMPENSATION
Total share-based compensation was $6 and $118 (including outside directors compensation of $89) for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, total share-based compensation was $214 (including outside directors compensation of $178) and $404 (including outside directors compensation of $305), respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
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
During the nine months ended September 30, 2009, the Company granted options to purchase 100,000 shares of its common stock. The fair value of each option grant was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair value of each option at the date of grant was $1.21 at September 30, 2009. The weighted average assumptions used in the model for the nine months ended September 30, 2009 were as follows:

September 30, 2009
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
NOTE 12 — INDUSTRY SEGMENTS
Prior to September 2010, the Company operated within two operating segments: Mecar and Mecar USA. In September 2010, the Company completed the divesture of Mecar and Mecar USA and in August 2009, the Company completed the divestiture of NSM.
As a result, Allied no longer has operating segments. The Company’s continuing operations include only those expenses incurred to support the Company’s corporate headquarters and its non-operating European subsidiaries.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Thousands of Dollars)
NOTE 13 — PROVISION FOR TAXES
As required under ASC 270 — Interim Financial Reporting, the Company has estimated its annual effective tax rate for the full fiscal year 2010 and applied that rate to its income (loss) before income taxes in determining its provision (benefit) for income taxes for the three and nine months ended September 30, 2010 and 2009. For both the three months ended September 30, 2010 and 2009, the Company’s consolidated annualized effective tax rate was 0%. For each of the nine months ended September 30, 2010 and 2009, the Company’s consolidated annualized effective tax rate was 0% and (4)%, respectively.
As of September 30, 2010 and December 31, 2009, the Company had no unrecognized tax liabilities or benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For each of the three and nine months ended September 30, 2010 and 2009, there was no interest or penalties recorded or included in tax expense.
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
Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with ASC 740 Accounting for Income Taxes. At December 31, 2009, the Company had US net operating loss carryforwards of $15,972 and capital loss carry forwards of $11,764, which will begin to expire in 2026 and 2014, respectively. The Company had foreign tax credits and alternative minimum tax credits of approximately $14,776 and $458, respectively at December 31, 2009. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credit does not expire. The foreign net operating loss carryforwards of approximately $4,338 (excluding $84,908 transferred with the sale of Mecar) at December 31, 2009 may be carried forward indefinitely.
The Company may undergo, or may already have undergone, an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, which could affect the Company’s ability to offset gains realized in the asset sale against net operating loss and foreign tax credit carryovers. If it is determined that an ownership change has occurred, this could significantly increase the tax expense incurred from the sale transactions.
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Except as set forth under the heading “Legal Proceedings” in this Note 14, there are no material pending legal proceedings, other than ordinary routine litigation, to which Allied or any of its subsidiaries is a party or to which any of their properties is subject.
The Company entered into employment agreements with certain management personnel at the Company’s subsidiaries and with certain domestic management personnel. These agreements provided for severance payments in the event of termination under certain conditions. In September 2010, the Company paid $1,650 in complete satisfaction of its severance obligations to the Company’s management personnel. Employment agreements with employees at Mecar and Mecar USA were assigned as part of the sale transactions.
The Company leases domestic office space and equipment under operating leases which expire at various dates through 2013. Certain leases also include escalation provisions for taxes and operating costs.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
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
According to the DOJ’s press release, the former employee was arrested on January 19, 2010, along with twenty-one other individuals, after an undercover operation that targeted foreign bribery in the military, and small arms and ammunition industries. The indictments of the twenty-two individuals allege that the defendants conspired to violate the Foreign Corrupt Practices Act (“FCPA”), conspired to engage in money laundering and engaged in substantive violations of the FCPA.
Subsequently, the Company received notice from the DOJ that indicated that it would request additional documents and expand its review beyond matters relating to the indicted former employee of Mecar USA. The Company understands that the DOJ’s expanded review was in connection with an industry-wide review.
The Company is cooperating with the DOJ and complying with the DOJ’s subpoena. The Company’s ongoing compliance with the DOJ subpoena is being overseen by the Company’s Board of Directors. The Board of Directors is being assisted in these matters by independent outside counsel. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on our business, results of operations, liquidity or capital resources.
Litigation Relating to Consulting Agreement
On April 19, 2010, a lawsuit was filed against the Company by Sterling Investors Group Limited in the Circuit Court for Fairfax County, Virginia alleging breach of contract related to an agreement the Company entered into with a loan brokerage firm in its attempt to seek a new bank line of credit. The lawsuit seeks damages in the amount of $640. This lawsuit was dismissed but a motion to reconsider has been filed. The Company believes this lawsuit is without merit and is vigorously defending it.
Pending Claim of a Former Employee
A former employee has threatened to institute a lawsuit against the Company seeking a substantial severance payment (approximately $600) and related damages. The Company believes this lawsuit, if filed, would be without merit and intends to defend it vigorously.
Indemnification provisions
The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of September 30, 2010, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,806 (€5,000), $5,200 and $863, respectively. At September 30, 2010, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Thousands of Dollars)
On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At September 30, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2010
(Thousands of Dollars)
(Unaudited)
ITEM 2. MANGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
The Allied Defense Group Inc. (“Allied” or the “Company”), a Delaware corporation, previously conducted a multinational defense business focused on the manufacture and sale of ammunition and ammunition related products for use by the U.S. and foreign governments. Allied’s business was conducted by its two wholly owned subsidiaries: MECAR sprl, formerly Mecar S.A. (“Mecar”), and ADG Sub USA, Inc., formerly Mecar USA, Inc. (“Mecar USA”).
On June 24, 2010, the Company signed a definitive purchase and sale agreement (the “Agreement”) with Chemring Group PLC (“Chemring”) pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. On September 1, 2010, the Company completed the asset sale to Chemring contemplated by the Agreement. Pursuant to the Agreement, Chemring acquired all of the capital stock of Mecar for approximately $45,810 in cash, and separately Chemring acquired substantially all of the assets of Mecar USA for $13,750 in cash and the assumption by Chemring of certain specified liabilities of Mecar USA. A portion of the purchase price was paid through the repayment of certain intercompany indebtedness owed to the Company that would otherwise have been cancelled at closing. Approximately $15 million of the proceeds of the sale was deposited into escrow to secure certain of the Company’s indemnification obligations under the Agreement.
In conjunction with the Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”). The Company’s stockholders approved the Plan of Dissolution on September 30, 2010. In response to concerns of certain of the Company’s stockholders, the Company has agreed to delay the filing of a certificate of dissolution with the Delaware Secretary of State so that the stockholders may continue to transfer the Company’s common stock while the Company resolves the matters relating to the U.S. Department of Justice (“DOJ”) subpoena as described below. The Company will now delay the filing of a certificate of dissolution with the Delaware Secretary of State until the earlier of August 31, 2011 or a resolution of all matters concerning the DOJ. Additionally, the Company will continue to file all periodic reports required under the Securities Exchange Act of 1934, as amended, and by any exchange on which the Company’s securities are then listed, until at least the filing of the certification of dissolution. On September 2, 2010, the Company received a staff determination letter (the “Staff Determination”) from NYSE Amex LLC (the “Exchange”). The Staff Determination stated that the Exchange has determined that the Company no longer complies with the requirements for continued listing set forth in NYSE Amex LLC Company Guide Section 1003(c)(i) as a result of the sale of substantially all of the Company’s assets. On September 20, 2010, the Company announced that trading of shares of the Company’s common stock has been transferred from the NYSE Amex to the OTCQB™ Marketplace effective Monday, September 20, 2010. The Company’s trading symbol will now be ADGI.
In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to shareholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining employees and directors, insurance costs, costs to settle remaining leases, fees for professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. Such net costs were estimated to be $4,000 as of September 30, 2010. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining leases and the ultimate timing of distributions to our stockholders, but does not include any settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena or any other legal proceedings.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2010
(Thousands of Dollars)
(Unaudited)
As previously disclosed, the Company received a subpoena from the DOJ on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. The DOJ initially limited its request of documents to those relating to an indicted former employee of Mecar USA. The DOJ has subsequently advised the Company that it is conducting an industry-wide review, and therefore the DOJ’s investigation of the Company will be expanded and ongoing. We cannot predict the settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena. As a result, it is unlikely that any distributions to our stockholders will be made until the matters relating to the DOJ subpoena have been resolved. The period of time required to resolve these matters is uncertain but is expected to take in excess of one year. Furthermore, under the Agreement, the Company has agreed to indemnify Chemring and certain of its related parties from any losses, fines or penalties arising out of, among other things, the completed contracts of Mecar and Mecar USA. We have agreed to escrow $15,000 of the cash consideration paid to the Company in the sale to secure our maximum indemnification obligations under the Agreement. These escrowed funds will not be available to the Company for distribution to our stockholders, or otherwise, until released to the Company pursuant to the terms of the Agreement.
Prior to September 2010, the Company operated within two operating segments: Mecar and Mecar USA. Allied, the parent company, provided oversight and corporate services to its subsidiaries and had no operating activities. With the completion of the September 2010 sale, Allied no longer has operating segments. The Company’s continuing operations include only those expenses incurred to support the Company’s corporate headquarters and its non-operating European subsidiaries. The Company is being managed by its two directors who are also serving as the Company’s Chief Executive Officer and Chief Financial Officer.
Net Assets in Liquidation and Changes in Net Assets in Liquidation
Effective September 30, 2010 upon approval by the Company’s stockholders of the Plan of Dissolution, we adopted the liquidation basis of accounting. Upon adoption, we recorded a charge of $17 to adjust our assets to their estimated net realizable cash values and our liabilities to their estimated settlement amounts. In addition, we accrued $4,000 in net remaining costs we expect to incur during liquidation. Our estimate of $4,000 in net remaining costs to be incurred during liquidation consists of $930 in compensation for remaining employees and directors; $855 for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $580 for insurance; and $2,135 in fees for professional service providers including legal representation relating to the DOJ subpoena; offset by interest income of $500 estimated to be received on our cash and short-term investment balances during liquidation. Net assets in liquidation at September 30, 2010 after accounting for the above liquidation basis adjustments is $45,654, or $5.54 per share. Our estimates are based on the assumption that liquidation will occur no later than December 31, 2012.
Results of Operations
Allied had a net loss from continuing operations of $4,347 and $8,807 for the three and nine months ended September 30, 2010 as compared to a net loss from continuing operations of $1,613 and $4,259 for the comparable periods in 2009. For three and nine months ended September 30, 2010, the Company had net income of $43,748 and $33,387 from discontinued operations as compared to a net loss of $1,651 and net income of $1,838 for the comparable periods in 2009. Net income was $39,401 and $24,580 for the three and nine months ended September 30, 2010 as compared to net loss of $3,264 and $2,421 for the comparable periods in 2009. Results for 2010 were favorably impacted by the gains recognized from the sale of both Mecar and Mecar USA, both of which occurred in the current period.
Results of Operations for the Three Month Ended September 30, 2010 and September 30, 2009
With the September 2010 sale of both Mecar and Mecar USA, we will no longer generate revenue from the sale of our products. The Company’s continuing operations include only those costs incurred to support the Company’s corporate headquarters and its non-operating European subsidiaries.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2010
(Thousands of Dollars)
(Unaudited)
The table below sets forth certain condensed consolidated statement of operations data for the three month periods ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,	September 30,
	2010	2009

Cost and expenses
Selling and administrative	$(3,001)	$(1,638)

Other income (expenses)
Net interest income (expense)	26	9
Net gain (loss) on fair value of warrants	—	10
Other-net	(1,372)	2

Loss from continuing operations before income taxes	(4,347)	(1,617)

Income tax expense (benefit)	—	(4)

Loss from continuing operations	(4,347)	(1,613)

Income (loss) from discontinued operations, net of tax	43,748	(1,651)

NET INCOME (LOSS)	$39,401	$(3,264)

Selling and Administrative. Selling and Administrative (SA) expenses for the three months ended September 30, 2010 and 2009 was $3,001 and $1,638, respectively. This increase of $1,363 is due primarily to severance payments of $2,720 made to Allied corporate employees who were terminated in conjunction with the September 2010 sale of Mecar and Mecar USA offset by lower corporate costs in the current period in anticipation of the sale transaction.
Net Interest Income (Expense). Net interest income (expense) for the three months ended September 30, 2010 increased by $17 from 2009 levels of $9. This increase was a result of having higher average cash levels in 2010, including the net proceeds of the sale.
Net Gain (Loss) on Fair Value of the Warrants. For the three months ended September 30, 2009, the Company recognized a net gain of $10 related to the fair value of the warrants. See Note 6 for a description of Warrants.
Other — Net. Other — net for the three months ended September 30, 2010 was a loss of $1,372 compared to a gain of $2 in the prior period. The loss in 2010 was due to weakening of the U.S. Dollar as compared to the Euro during the three months ended September 30, 2010 as compared to the prior comparable period. A summary of the contents of this income (expense) is provided in the Note 10 — Other — Net of the financial statements.
Income Taxes. The effective income tax rate for each of the three months ended September 30, 2010 and 2009 was 0%. The Company did not record a significant tax expense from the September 2010 sale transaction as the gain is expected to be offset by the Company’s existing net operating loss carry forwards and foreign tax credits. The Company’s interim accounting for income taxes is in accordance with ASC 740, Accounting for Income Taxes in Interim periods.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2010
(Thousands of Dollars)
(Unaudited)
Net Income (Loss) from Discontinued Operations. Net income (loss) from discontinued operations consists of gain on the sale of subsidiaries and losses from the operations of these discontinued businesses. The table below shows net income (loss) from discontinued operations for the three months ended September 30, 2010 and 2009, respectively.

	Three months Ended
	September 30,	September 30,
	2010	2009

Income (loss) from discontinued operations
Mecar	$(4,035)	$(2,775)
Mecar USA	(272)	1,194
NSM	—	(114)

	$(4,307)	$(1,695)

Gain on the sale of subsidiaries, net of tax	$48,055	$44

Net gain (loss) from discontinued operations	$43,748	$(1,651)

The Company had a net gain from discontinued operations of $43,748 for the three months ended September 30, 2010 as compared to a net loss from discontinued operations of $1,651 in the same comparable period of 2009. In the current period, the Company sold its Mecar and Mecar USA subsidiaries, as a result recognizing a gain on sale of $48,055. Discontinued operations of these two subsidiaries resulted in a loss of $4,307 for the three months ended September 30, 2010. In the prior period, the Company recognized a gain on the sale of its NSM subsidiary of $44. Prior year discontinued operations included a loss of $2,775 from its Mecar subsidiary and $114 from its NSM subsidiary. Mecar USA generated income from its discontinued operations in the three month period ended September 30, 2009 of $1,194. The Company completed its divestitures of NSM in August 2009 and Mecar and Mecar USA in September 2010.
Results of Operations for the Nine Months Ended September 30, 2010 and September 30, 2009
The table below sets forth certain condensed consolidated statement of operations data for the nine month periods ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,	September 30,
	2010	2009

Cost and expenses
Selling and administrative	$(7,469)	$(4,729)

Other income (expenses)
Net interest income (expense)	38	11
Net gain (loss) on fair value of warrants	(17)	257
Other-net	(1,358)	3

Loss from continuing operations before income taxes	(8,806)	(4,458)

Income tax expense (benefit)	1	(199)

Loss from continuing operations	(8,807)	(4,259)

Income from discontinued operations, net of tax	33,387	1,838

NET INCOME (LOSS)	$24,580	$(2,421)

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2010
(Thousands of Dollars)
(Unaudited)
Selling and Administrative. Selling and Administrative expenses for the nine months ended September 30, 2010 and 2009 was $7,469 and $4,729, respectively. This increase of $2,740 is due primarily to severance payments of $2,720 made to Allied corporate employees who were terminated in conjunction with the September 2010 sale of Mecar and Mecar USA.
Net Interest Income (Expense). Interest income for the nine months ended September 30, 2010 increased by $27 from 2009 levels of $11. This increase in interest income was a result of having higher average cash levels in 2010.
Net Gain (Loss) on Fair Value of the Warrants. For the nine months ended September 30, 2010, the Company recognized a loss of $17 related to the fair value of the warrants as compared to a net gain of $257 related to the fair value of the notes and warrants for the comparable period in 2009. The fair values of the Company’s warrants are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets. See Note 6 for a description of Warrants.
Other — Net. Other — net for the nine months ended September 30, 2010 was a loss of $1,358 compared to a gain of $3 in the prior period. The loss in 2010 was due to a weakening of the U.S. Dollar as compared to the Euro during the nine months ended September 30, 2010 as compared to the prior comparable period. A summary of the contents of this income (expense) is provided in the Note 10 - Other — Net of the financial statements.
Income Taxes. The effective income tax rate for the nine months ended September 30, 2010 and 2009 was 0% and (4%), respectively. The Company did not record a significant tax expense from the September 2010 sale transaction as the gain is expected to be offset by the Company’s existing net operating loss carry forwards and foreign tax credits. The tax benefit recognized in the nine months ended September 30, 2009 resulted from a reversal of a tax provision recorded in a prior year. The Company’s interim accounting for income taxes is in accordance with ASC 740, Accounting for Income Taxes in Interim periods.
Net income (loss) from Discontinued Operations. Net income (loss) from discontinued operations consisted of gain on the sale of subsidiaries and losses from the operations of these discontinued businesses. The table below shows the net income (loss) from discontinued operations for the nine months ended September 30, 2010 and 2009, respectively.

	Nine months Ended
	September 30,	September 30,
	2010	2009

Income (loss) from discontinued operations
Mecar	$(14,122)	$(1,553)
Mecar USA	(296)	3,214
NSM	—	(1,679)

	$(14,418)	$(18)

Gain on the sale of subsidiaries, net of tax	$47,805	$1,856

Net gain (loss) from discontinued operations	$33,387	$1,838

The Company had a net gain from discontinued operations of $33,387 for the nine months ended September 30, 2010 as compared to net gain from discontinued operations of $1,838 in the same comparable period of 2009. In the current period, the Company sold its Mecar and Mecar USA subsidiaries, as a result, recognizing a gain on sale of $48,055. Offsetting this gain, was a $250 write-off against a note receivable received from the sale of NSM as it was unlikely that one of the Purchase Agreement conditions would be met. Discontinued operations of Mecar and Mecar USA resulted in a loss of $14,418 for the nine months ended September 30, 2010. In the prior period, the Company recognized a gain on the sale of its NSM subsidiary of $46. In addition, the Company partially recovered escrows from the sales of The VSK Group and GMS of $1,068 (€800) and $1,175, respectively, and recorded additional income taxes of $94 in March 2009 for the sale of GMS and an adjustment of $339 for 2007 income tax expense related to the sale of a foreign subsidiary. Prior year discontinued operations included a loss of $1,553 from its Mecar subsidiary and $1,679 from its NSM subsidiary. Mecar USA generated income from its discontinued operations in the nine month period ended September 30, 2009 of $3,214. The Company completed its divestitures of NSM in August 2009 and Mecar and Mecar USA in September 2010.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2010
(Thousands of Dollars)
(Unaudited)
Balance Sheet
The table below provides the summary consolidated balance sheets as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009

ASSETS

Cash and cash equivalents	$14,875	$3,709
Short-term investments	20,000	—
Prepaid assets	1,117	400
Assets held for sale	—	95,689
Property, plant & equipment	17	31
Other assets	15,000	1,075

TOTAL ASSETS	$51,009	$100,904

LIABILITIES
Accounts payable and accrued liabilities	$806	$3,632
Other current liabilities	443	495
Liabilities held for sale	—	69,220
Other long-term liabilities and debt	89	270

TOTAL LIABILITIES	1,338	73,617

STOCKHOLDERS’ EQUITY	49,671	27,287

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,009	$100,904

The Company’s September 30, 2010 unaudited condensed consolidated balance sheet was affected by the value of the Euro. All Euro values were converted at September 30, 2010 and December 31, 2009 conversion ratios of $1.3612 and $1.4333, respectively.
Cash and cash equivalents, and short-term investment balances increased by $31,240 to $34,875 at September 30, 2010 as compared $3,635 at December 31, 2009. The September 2010 sale of Mecar and Mecar USA generated net proceeds of $54,446, of which $15,000 was deposited into escrow. After accounting for severance obligations for the Company’s headquarter employees and repaying past due and current payables, $20,000 of the remaining funds was invested in short-term, high-quality, fixed-income securities.
Prepaid and other current assets increased to $1,117 at September 30, 2010 from $400 at December 31, 2009. This increase is due to a reclassification of a note receivable of $825 due from the sale of NSM to current assets as repayment is expected to occur in August 2011.
Other assets increased from $1,075 at December 31, 2009 to $15,000 at September 30, 2010. As part of the September 2010 sale of Mecar and Mecar USA, $15,000 of the net proceeds was deposited into escrow to secure certain of the Company’s indemnification obligations under the Agreement. Offsetting this increase, was a decrease due to the reclassification of the NSM note receivable as noted above.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2010
(Thousands of Dollars)
(Unaudited)
Accounts payable and accrued liabilities decreased by $2,826 at September 30, 2010 from the December 31, 2009 level of $3,632. Accounts payable and accrued liabilities decreased as proceeds received from the September 2010 sale of Mecar and Mecar USA were used to repay outstanding payables.
Long-term debt and long-term liabilities decreased by $181 at September 30, 2010 from the December 31, 2009 level of $270. In September 2010, deferred director’s compensation totaling $160 was paid.
The increase in stockholders’ equity of $22,384 at September 30, 2010 from the December 31, 2009 balance of $27,287 was primarily due to the gain recognized on the sale of Mecar and Mecar USA offset by the losses recognized from the discontinued operations of both.
Cash Flows
The table below provides the summary cash flow data for the periods presented.

	For Nine Months Ended September 30,
	2010	2009

Net cash used in operating activities	$(8,895)	$(9,621)
Net cash provided by investing activities	19,446	941
Net cash (used in) provided by financing activities	(1)	4,562
Effects of exchange rate on cash	850	51
Operating Activities. The Company used $8,895 of cash in its operating activities during the nine months ended September 30, 2010 as compared to $9,621 of cash used during the same period of 2009. Cash used in continuing operations was $8,895 in 2010 as compared to $2,591 in the prior comparable period.
The cash used in continuing operations resulted from a net loss of $8,807 and $333 in net changes in operating assets and liabilities in the current period. The cash used in continuing operations for the nine months ended September 30, 2009 resulted from a net loss of $4,259 offset by $1,397 in net changes in operating assets and liabilities.
Investing Activities. Net cash provided by investing activities — continuing operations increased by $17,423 from $2,023 in the nine months ended September 30, 2009 to $19,446 in the current period. During the current period, both Mecar and Mecar USA were sold, generating net proceeds of $54,446. Of the total net proceeds amount, $15,000 was deposited into escrow to secure certain indemnification obligations under the sale agreement and $20,000 was invested in short-term investments for the purpose of preserving capital. The prior period generated cash of $2,023 from the early recoveries of escrows balances from the sales of The VSK Group and GMS.
Financing Activities. The Company used $1 of cash from its financing activities — continuing operations during the nine months ended September 30, 2010 compared to a cash use of $879 from its financing activities — continuing operations during the same comparable period in 2009. In the prior period, the Company repaid the remaining portion of its convertible notes of $928.
Effects of Exchange Rate. Due to a significant fluctuation in the exchange rate between U.S. dollar and Euro between September 30, 2010 and September 30, 2009, the Company generated $850 and $51 of cash, respectively, related to the effects of currency translation on non-U.S. dollar cash balances.
Stock Repurchases. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2010 and does not anticipate repurchasing shares of its common stock.
Future Liquidity. On September 1, 2010, the Company completed the sale to Chemring of its Mecar and Mecar USA subsidiaries. Upon the resolution of the matters relating to the DOJ subpoena, we will distribute any remaining funds to our stockholders. At this time, we cannot predict the settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2010
(Thousands of Dollars)
(Unaudited)
Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2010, the Company is not involved in any material unconsolidated SPE transactions.
A substantial portion of the Company’s cash balances are held outside the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S., but, under current law, would be subject to federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Allied has provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the U.S. The Company expects to be able to repatriate the proceeds received from the sale of Mecar in 2011 without tax liability.
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
The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its unaudited condensed consolidated financial statements:
•	Foreign currency translations

•	Valuation of deferred income taxes and income tax reserves.

•	Estimation of expenses incurred and interest income received during liquidation.
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

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
September 30, 2010
(Thousands of Dollars)
(Unaudited)
Forward-Looking Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that are based on current expectations, estimates and projections about the Company. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for a smaller reporting company.
ITEM 4. CONTROLS AND PROCEDURES
1. Evaluation of disclosure controls and procedures
Overview
As a result of the sale of Mecar and Mecar USA and the adoption by the stockholders of the Plan of Dissolution, the Company has significantly reduced its staffing. The Company has reduced its accounting staff to one (1) person who reports directly to the two remaining Officers/Board of Directors. The Company’s Officers/Board of Directors continue to oversee and review the Company’s system of financial reporting.
Disclosure Controls and Procedures
Subject to the provisions set forth in the Overview section above, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
Subject to the provisions set forth in the Overview section above, there were no changes in the Company’s internal control over financial reporting during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
According to the DOJ’s press release, the former employee was arrested on January 19, 2010, along with twenty-one other individuals, after an undercover operation that targeted foreign bribery in the military, and small arms and ammunition industries. The indictments of the twenty-two individuals allege that the defendants conspired to violate the Foreign Corrupt Practices Act (“FCPA”), conspired to engage in money laundering and engaged in substantive violations of the FCPA.
Subsequently, the Company received notice from the DOJ that indicated that it would request additional documents and expand its review beyond matters relating to the indicted former employee of Mecar USA. The Company understood that the DOJ’s expanded review was in connection with an industry-wide review.
The Company is cooperating with the DOJ and complying with the DOJ’s subpoena. The Company’s ongoing compliance with the DOJ subpoena is being overseen by the Company’s Board of Directors. The Board of Directors is being assisted in these matters by independent outside counsel. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on our business, results of operations, liquidity or capital resources.

Litigation Relating to Consulting Agreement
On April 19, 2010, a lawsuit was filed against the Company by Sterling Investors Group Limited in the Circuit Court for Fairfax County, Virginia alleging breach of contract related to an agreement the Company entered into with a loan brokerage firm in its attempt to seek a new bank line of credit. The lawsuit seeks damages in the amount of $640. This lawsuit was dismissed but a motion to reconsider has been filed. The Company believes this lawsuit is without merit and is vigorously defending it.
Pending Claim of a Former Employee
A former employee has threatened to institute a lawsuit against the Company seeking a substantial severance payment (approximately $600) and related damages. The Company believes this lawsuit, if filed, would be without merit and intends to defend it vigorously.
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

10.3
Escrow Agreement, between U.S. Bank National Associate, Chemring Group PLC, The Allied Defense Group, Inc., Mecar USA, Inc. and ARC Europe, SA(Filed as Exhibit 10.1 to Form 8-K filed on September 2, 2010, and incorporated herein by reference).

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.
/s/ Charles S. Ream
Date: November 12, 2010	Charles S. Ream
Director and Chief Financial Officer