Form 10-K
period 2010-12-31
ALLIED DEFENSE GROUP INC
filed 2011-03-17
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
Commission file number: 1-11376
THE ALLIED DEFENSE GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2281015
(State of incorporation)	(I.R.S. Employer Identification No.)
120 E. Baltimore Street, Suite 2100
Baltimore, Maryland 21202
(Address of principal executive offices, including zip code)

(410) 385-8155
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.10 par value
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☑ NO ☐
The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2010, the last day of the registrant’s most recently completed second fiscal quarter, was $29,471,514. For purposes of this determination, only our directors, including any indirect holdings of such directors as reported in Item 11 of this Form 10-K, and executive officers have been deemed affiliates.
The number of shares of registrant’s Common Stock outstanding as of February 28, 2011, was 8,235,195.

PART I

ITEM 1.	BUSINESS
The Allied Defense Group, Inc. (“Allied” or the “Company”) previously conducted a multinational defense business focused on the manufacture and sale of ammunition and ammunition related products for use by the U.S. and foreign governments. Allied’s business was conducted by two wholly-owned subsidiaries: MECAR sprl, formerly MECAR S.A. (“Mecar”), and ADG Sub USA, Inc., formerly MECAR USA, Inc. (“Mecar USA”).
On June 24, 2010, the Company signed a definitive purchase and sale agreement (the “Agreement”) with Chemring Group PLC (“Chemring”) pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.56 million in cash and the assumption of certain liabilities. On September 1, 2010, the Company completed the asset sale to Chemring contemplated by the Agreement. Chemring acquired all of the capital stock of Mecar for $45.81 million in cash, and separately Chemring acquired substantially all of the assets of Mecar USA for $13.75 million in cash and the assumption by Chemring of certain specified liabilities of Mecar USA. A portion of the purchase price was paid through the repayment of certain intercompany indebtedness owed to the Company that would otherwise have been cancelled at closing. Approximately $15 million of the proceeds of the sale was deposited into escrow to secure the Company’s indemnification obligations under the Agreement.
In conjunction with the Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”). The Company’s stockholders approved the Plan of Dissolution on September 30, 2010. In response to concerns of certain of the Company’s stockholders, the Company has agreed to delay the filing of a certificate of dissolution with the Delaware Secretary of State so that the stockholders may continue to transfer the Company’s common stock while the Company attempts to resolve the matters relating to the U.S. Department of Justice (“DOJ”) subpoena as described below. The Company will delay the filing of a certificate of dissolution with the Delaware Secretary of State until the earlier of August 31, 2011 or a resolution of all matters concerning the DOJ.
On September 2, 2010, the Company received a staff determination letter (the “Staff Determination”) from NYSE Amex LLC (the “Exchange”). The Staff Determination stated that the Exchange determined that the Company no longer complied with the requirements for continued listing set forth in NYSE Amex LLC Company Guide Section 1003(c)(i) as a result of the sale of substantially all of the Company’s assets. On September 20, 2010, the Company announced that trading of shares of the Company’s common stock had been transferred from the NYSE Amex to the OTCQB™ Marketplace. The Company’s trading symbol is now ADGI.
In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, costs to settle remaining leases, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings. Such net costs were estimated to be $3.6 million as of December 31, 2010. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to trade creditors, settle remaining leases and the ultimate timing of distributions to our stockholders, but do not include any settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena or any other legal proceedings.
The Company received a subpoena from the DOJ on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. The DOJ initially limited its request of documents to those relating to an indicted former employee of Mecar USA. The DOJ has subsequently advised the Company that it is conducting an industry-wide review, and therefore the DOJ’s investigation of the Company will be expanded and ongoing. The Company has also received inquiries from the Securities and Exchange Commission (“SEC”) as to this matter. We cannot predict the settlement amounts, fines or penalties, if any, that we might incur as a result of the foregoing. As a result, it is unlikely that any distributions to our stockholders will be made until the matters relating to the DOJ subpoena have been resolved. The period of time required to resolve these matters is uncertain but is expected to take in excess of one year. Furthermore, under the Agreement, the Company has agreed to indemnify Chemring and certain of its related parties from any losses, fines or penalties arising out of, among other things, the completed contracts of Mecar and Mecar USA. We have agreed to escrow $15 million of the cash consideration paid to the Company in the sale to secure our indemnification obligations under the Agreement. These escrowed funds will not be available to the Company for distribution to our stockholders, or otherwise, until released to the Company pursuant to the terms of the Agreement.

Prior to September 2010, the Company operated within two operating segments: Mecar and Mecar USA. Allied, the parent company, provided oversight and corporate services to its subsidiaries and had no operating activities. With the completion of the September 2010 sale, Allied no longer has operating segments. The Company is being managed by its two directors who are also serving as the Company’s Chief Executive Officer and Chief Financial Officer. The Company no longer has any full-time employees. Allied no longer conducts any active business operations and is winding-up its affairs and preparing to dissolve in accordance with the Plan of Dissolution as set forth above.
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
The Allied Defense Group, Inc.
120 E. Baltimore Street, Suite 2100
Baltimore, Maryland 21202
(410) 385-8155

ITEM 1A.	RISK FACTORS
Not required for a smaller reporting company.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Allied’s principal executive offices are located at 120 E. Baltimore Street, Suite 2100, Baltimore, Maryland 21202. Allied continues to lease its prior principal executive office, consisting of approximately 6,400 square feet in Vienna, Virginia, which it is attempting to sublease. The lease expires in February 2013.

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
Subsequently, the Company received notice from the DOJ that indicated that it would request additional documents and expand its review beyond matters relating to the indicted former employee of Mecar USA. The Company understands that the DOJ’s expanded review was in connection with an industry-wide review. The Company has also received inquiries from the SEC as to this matter.
The Company is cooperating with the DOJ and the SEC and complying with the DOJ’s subpoena and the SEC’s requests for information. The Company’s ongoing compliance with these matters is being overseen by the Company’s Board of Directors. The Board of Directors is being assisted in these matters by independent outside counsel. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on our plan to return the net proceeds of the Chemring sale to our stockholders.
Litigation Relating to Consulting Agreement
On April 19, 2010, a lawsuit was filed against the Company by Sterling Investors Group Limited in the Circuit Court for Fairfax County, Virginia alleging breach of contract related to an agreement the Company entered into with a loan brokerage firm in its attempt to seek a new bank line of credit. The lawsuit seeks damages in the amount of $0.640 million. The Company is finalizing a settlement which will result in a modest payment by the Company.
Litigation Initiated by Former Employee
A former executive employee of the Company has instituted a lawsuit in the Circuit Court for Fairfax County, Virginia against the Company and others alleging fraud, constructive fraud, breach of contract, unjust encroachment, tortuous interference with business expectancy and civil conspiracy, all relating to the former executive employee’s change of control severance agreement. The former executive employee seeks damages in excess of $6.0 million. The Company believes this lawsuit is without merit and is vigorously defending it.
Litigation Relating to Consulting Agreement (MECAR)
A former consultant to MECAR has initiated a lawsuit in Belgium against MECAR and the Company for unpaid consulting fees in excess of $0.75 million. The Company believes that any liability with respect to this matter will be borne by MECAR and not the Company.
Indemnification provisions
The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of December 31, 2010, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1 million, $0.95 million, $6.8 million, $5.2 million and $0.863 million, respectively. At December 31, 2010, no amount has been accrued related to these indemnifications as a liability is not deemed probable.
On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.56 million in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15 million plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At December 31, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Allied’s Common Stock was listed for trading on the NYSE Alternext Exchange (formerly American Stock Exchange) until September 20, 2010. Since that date, the Company’s stock has traded in the over-the-counter market. Its trading symbol is ADGI. The table below shows the high and low sales prices of Allied’s Common Stock during 2010 and 2009:

	2010		2009
	High	Low	High	Low
1st Quarter	$7.25	$4.51	$7.15	$3.78
2nd Quarter	$7.25	$1.85	$4.84	$3.28
3rd Quarter	$3.72	$2.22	$5.26	$3.37
4th Quarter	$3.48	$2.30	$7.14	$4.72
Stockholders. The number of holders of record of the Common Stock at March 1, 2011 was 751.
Dividends. There have been no dividends declared or paid by Allied since November 1992.

ITEM 6.	SELECTED FINANCIAL DATA
Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (amounts in thousands of dollars, other than share data)
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

In conjunction with the Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”). The Company’s stockholders approved the Plan of Dissolution on September 30, 2010. In response to concerns of certain of the Company’s stockholders, the Company has agreed to delay the filing of a certificate of dissolution with the Delaware Secretary of State so that the stockholders may continue to transfer the Company’s common stock while the Company resolves the matters relating to the U.S. Department of Justice (“DOJ”) in which the Company is required to produce documents relating to its dealings with foreign governments. The Company will delay the filing of a certificate of dissolution with the Delaware Secretary of State until the earlier of August 31, 2011 or a resolution of all matters concerning the DOJ.
On September 2, 2010, the Company received a staff determination letter (the “Staff Determination”) from NYSE Amex LLC (the “Exchange”). The Staff Determination stated that the Exchange has determined that the Company no longer complies with the requirements for continued listing set forth in NYSE Amex LLC Company Guide Section 1003(c)(i) as a result of the sale of substantially all of the Company’s assets. On September 20, 2010, the Company announced that trading of shares of the Company’s common stock has been transferred from the NYSE Amex to the OTCQB™ Marketplace effective Monday, September 20, 2010. The Company’s trading symbol is now ADGI.
With the authorization of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective as of close of business on September 30, 2010. The liquidation basis of accounting will continue to be used by the Company until such time that the plan is terminated. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. Consolidated Statements of Net Assets in Liquidation and Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuations of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances, of the net realizable values of assets and the costs associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company’s costs will vary with the length of time it operates under the Plan of Dissolution. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statement of Net Assets in Liquidation.
Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on September 30, 2010, the date of the authorization of the Plan of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were adjusted to estimated settlement amounts. Such value estimates were updated by the Company as of December 31, 2010. The majority of the net assets in liquidation at December 31, 2010 was highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value.
The Company is also required to estimate and accrue the costs associated with implementing and completing the Plan of Dissolution under the liquidation basis of accounting. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, including compensation for former employees and remaining directors, insurance costs, costs to settle remaining leases, fees for legal and other professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings on the Company’s cash accounts. Such net costs were estimated to be $3.6 million as of December 31, 2010. Such estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining leases and the ultimate timing of distributions to its stockholders, but does not include any settlement amounts, fines or penalties, if any, that the Company might incur as a result of the DOJ subpoena or any other legal proceedings. These estimates will be adjusted from time to time as projections and assumptions change.
For all periods preceding the authorization of the Plan of Dissolution, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from January 1, 2010 to September 30, 2010 and the year ended December 31, 2009.
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

Liquidity and Capital Resources
We assess liquidity primarily by the cash which we believe is necessary to fund the wind-down of our operations and our remaining contractual obligations, as well as to allow for reasonable contingencies identified in the liquidation process. Effective close of business on September 30, 2010 upon approval by the Company’s stockholders of the Plan of Dissolution, we adopted the liquidation basis of accounting. Upon adoption, we recorded a charge of $17 to adjust our assets to their estimated net realizable cash values and our liabilities to their estimated settlement amounts. As of September 30, 2010, we accrued $4,000 in net remaining costs we expect to incur during liquidation. As of December 31, 2010, our estimate of net remaining costs was reduced to $3,564. The following table summarizes the changes in estimated liquidation costs from September 30, 2010 to December 31, 2010:

	September 30,	Changes in	Costs Incurred	December 31,
	2010	Estimates	(Income Received)	2010
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$930	$(443)	$(89)	$398
Compliance and other costs	855	863	(488)	1,230
Insurance Fees	580	(122)	(107)	351
Professional Fees	2,135	(510)	(240)	1,385
Income Taxes	—	350	—	350
Less: interest income on cash and investment balances	(500)	331	19	(150)

Total net costs to be incurred during liquidation	$4,000	$469	$(905)	$3,564

The reduction is due to change in estimates and actual expenses incurred in the fourth quarter of 2010. The $3,564 in net remaining costs to be incurred during liquidation consists of $398 in compensation for former employees and remaining directors; $1,230 for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $351 for insurance; and $1,385 in fees for professional service providers including legal representation relating to the DOJ subpoena; offset by $150 estimated to be received on our cash and short-term investment balances during liquidation. Income tax payments not to exceed $350 are anticipated in the repatriation of cash balances held in foreign countries.
Estimated net costs to be incurred during liquidation were made at September 30, 2010 based on the facts and circumstances at the time. Changes to the estimates as of December 31, 2010 are due to the following: (i) compensation costs decreased due to reduced estimated severance costs including life insurance policies canceled for former employees; (ii) compliance and other office costs increased mainly due to the inability to sublease the office headquarters as previously anticipated; (iii) estimated professional fees decreased due to reduced legal and professional fees anticipated for the DOJ proceedings; and (iv) interest income decreased due to the adjustment of the anticipated interest rate to a rate which is consistent with 2010 fourth quarter actual rates.
Net assets in liquidation at December 31, 2010 after accounting for the above liquidation basis adjustments are $45,629 or $5.54 per share. Our estimates are based on the assumption that liquidation will occur no later than December 31, 2012.
Results of Operations (Going Concern Basis)
For all periods preceding the authorization of the Plan of Dissolution, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from January 1, 2010 to September 30, 2010 and the year ended December 31, 2009. Accordingly, the following discussion of the results of operations compares the nine months ended September 30, 2010 to the twelve months ended December 31, 2009 as reflected in the Consolidated Statements of Operations.
With the September 2010 sale of both Mecar and Mecar USA, we will no longer generate revenue from the sale of our products. The Company’s continuing operations include only those costs incurred to support the Company’s corporate headquarters and its non-operating European subsidiaries. The operating results, prior to the sale of the business, for Mecar, Mecar USA, and NS Microwave Systems (“NSM”) are reported as discontinued operations. The sale of NSM was completed in August 2009. The Mecar and Mecar USA transactions closed on September 1, 2010.

Allied had a net loss from continuing operations of $8,807 for the nine months ended September 30, 2010 as compared to a net loss from continuing operations of $6,475 for the year ended December 31, 2009. For the nine months ended September 30, 2010, the Company had net income of $33,663 from discontinued operations as compared to net loss of $1,832 for the year ended December 31, 2009. Net income was $24,856 for the nine months ended September 30, 2010 as compared to net loss of $8,307 for the year ended December 31, 2009. Results for 2010 were favorably impacted by the gains recognized from the sale of both Mecar and Mecar USA, both of which occurred in the current period.
The table below sets forth certain condensed consolidated statement of operations data for the nine months ended September 30, 2010 and twelve months ended December 31, 2009:
Results of Operations for the Nine Months Ended September 30, 2010 compared to the Twelve Months Ended December 31, 2009

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009

Revenues	$—	$—

Cost and expenses
Selling and administrative — corporate expenses	7,469	6,837

Operating loss	(7,469)	(6,837)

Other income (expenses)
Net interest income (expense)	38	31
Net gain (loss) on fair value of warrants	(17)	299
Other-net	(1,358)	(168)

	(1,337)	162

Loss from continuing operations before income taxes	(8,806)	(6,675)

Income tax (benefit) expense	1	(200)

Loss from continuing operations	(8,807)	(6,475)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	48,081	3,923
Loss from discontinued operations	(14,418)	(5,755)

	33,663	(1,832)

NET INCOME (LOSS)	$24,856	$(8,307)

Earnings (Loss) per share — basic and diluted:

Net loss from continuing operations	$(1.08)	$(0.80)
Net earnings (loss) from discontinued operations	4.12	(0.22)

Total earnings (loss) per share — basic and diluted	$3.04	$(1.02)

Weighted average number of common shares:

Basic	8,175,580	8,120,428
Diluted	8,182,279	8,120,428

Selling and Administrative Expenses (Corporate Expenses)
Selling and Administrative (SA) expenses for the nine months ended September 30, 2010 and the year ended December 31, 2009 was $7,469 and $6,837, respectively. This increase of $632 is due primarily to severance payments made to Allied corporate employees who were terminated in conjunction with the September 2010 sale of Mecar and Mecar USA offset by lower corporate costs in the current period in anticipation of the sale transaction.
Net Interest Income (Expense). Interest income (expense) for the nine months ended September 30, 2010 was $38 as compared to $31 for the year ended December 31, 2009. This increase was a result of having higher average cash levels in 2010, including the net proceeds of the sale.
Net Gain (Loss) on Fair Value of the Warrants. For the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company recognized a net gain (loss) of ($17) and $299, respectively, related to the fair value of the warrants. See Note G for a description of Warrants.
Other — Net. Other — net for the nine months ended September 30, 2010 was a loss of $1,358 compared to a loss of $168 in the year ended December 31, 2009. The losses were due to weakening of the U.S. Dollar as compared to the Euro during the periods. A summary of the contents of this income (expense) is provided in the Note J — Other — Net of the financial statements.
Income Taxes. The effective income tax rate for the nine months ended September 30, 2010 and 2009 was 0% and (3%) respectively. The Company did not record income tax expense from the September 2010 sale transaction as the gain was offset by the Company’s existing net operating loss carry forwards and foreign tax credits. The Company’s interim accounting for income taxes is in accordance with ASC 740, Accounting for Income Taxes in Interim periods.
Net Income (Loss) from Discontinued Operations. Net income (loss) from discontinued operations consists of gain on the sale of subsidiaries and losses from the operations of these discontinued businesses. See Note D for detail of the loss from discontinued operations.
The Company had a net gain from discontinued operations of $33,663 for the nine months ended September 30, 2010 as compared to a net loss from discontinued operations of $1,832 for the year ended December 31, 2009. In the current period, the Company sold its Mecar and Mecar USA subsidiaries, as a result recognizing a gain on sale of $48,081. Discontinued operations of these two subsidiaries resulted in a loss of $14,418 for the nine months ended September 30, 2010.
Off-Balance Sheet Arrangements. As part of our ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2010, the Company was not involved in any material SPE transactions.
A substantial portion of the Company’s cash balances are held outside the U.S. Most of the amounts held outside the U.S. could be repatriated to the U.S., but, under current law, would be subject to federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws. Allied has provided for the U.S. federal tax liability on these amounts for financial statement purposes, except for foreign earnings that are considered indefinitely reinvested outside the U.S. The Company expects to be able to repatriate the proceeds received from the sale of Mecar in 2011 without tax liability due to NOL carry forwards.
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

The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:
•
Foreign Currency Translations. The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. The resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the year. Foreign currency transaction gains and losses are credited or charged directly to operations.

•
Valuation of deferred income taxes and income tax reserves. Under the going concern method of accounting, income taxes were provided based on the liability method for financial reporting purposes. Under this method, deferred and prepaid taxes are provided for on temporary differences in the basis of assets and liabilities which are recognized in different periods for financial and tax reporting purposes. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Where it is not more likely than not that the Company’s tax position will be sustained, the Company records its best estimate of the resulting tax liability and interest in the consolidated financial statements. It is the Company’s policy to record interest and penalties, if any, related to unrecognized tax benefits as part of income tax expense for financial reporting purposes.

•
Estimates of expenses incurred and interest income received during liquidation. Under the liquidation basis of accounting, the Company accrues for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, costs to settle remaining leases, fees for professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. These estimates are undiscounted for present value and are based on the assumption that liquidation will occur no later than December 31, 2012.

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
On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The Company does not have variable interest entities; therefore, this ASU had no impact on the Corporation’s consolidated financial statements.
In May 2009, the FASB issued accounting standards under ASC 855 “Subsequent Events” and an amendment in February 2010, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855, as amended, specifically requires an SEC filer to evaluate and disclose subsequent events through the date that the financial statements are issued. The new standards were effective for interim and annual periods ended after June 15, 2009 and the amendment is effective for interim or annual periods ending after June 15, 2010. The Company evaluated subsequent events through the financial statements issuance date and did not identify any events which require disclosure or would have a material effect on the Company’s financial position as of December 31, 2010.
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
The financial statements and supplementary financial information and data required by this Item are set forth in the pages indicated in Item 15(a) (1) and (2). See Note M of the consolidated financial statements for supplementary quarterly financial data required by this item.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item. BDO USA, LLP was the Company’s independent registered public accounting firm for both 2010 and 2009.

ITEM 9A.	CONTROLS AND PROCEDURES
Overview
As a result of the sale of Mecar and Mecar USA and the adoption by the stockholders of the Plan of Dissolution, the Company has terminated all employees. During the third quarter of 2010 the Company reduced its corporate staff to one (1) person who left the Company in mid-November, 2010. The Company’s Officers/Board of Directors continue to oversee and review the Company’s system of financial reporting.
Disclosure Controls and Procedures
Subject to the provisions set forth in the Overview section above, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2010.
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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to SEC rules that permits the Company to provide only management’s report in this annual report.
Changes in Internal Control Over Financial Reporting
During the fiscal year quarter ended December 31, 2010, subject to the provisions set forth in the Overview section above, there was no significant change made in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2010 which was not so disclosed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The following are the directors of Allied:

	Year in which first
Name of Nominee	elected a director	Age	Principal business occupation for past five years and other directorships

John G. Meyer, Jr.	2003	66	Consultant; Chief Executive Officer of RedX Defense, Inc., a provider of explosive detection devices from July 2009 to September 2009; serves as a director of Heckler & Koch since 2005; Chief Executive Officer of Heckler & Koch, a defense contractor, from June 2005 — August 2007; Chief Executive Officer of the Company from June 2003 — June, 2005; President of the Company from January 2003 — June 2005; Chief Operating Officer of the Company from January 2001 — May 2003; Executive Vice President of the Company from January 2001 — January 2003; retired from United States Army having served as its most senior Public Affairs Officer. Mr. Meyer has proven business acumen, having served as the chief executive officer of several defense industry companies including serving as the Chief Executive Officer of the Company from 2003 to 2005. His military background provides the Board with relevant industry experience. Mr. Meyer currently serves on the board of three other non-public companies.

Charles S. Ream	2006	67	Retired as the Executive Vice President and Chief Financial Officer of Anteon International Corporation, having served in that capacity from 2003-2006; Senior Vice President and Chief Financial Officer of Newport News Shipbuilding Inc. from 2000-2001; Senior Vice President of Finance and Strategic Initiatives of Raytheon Systems Company from 1998-2000. Also currently a director of Aeroflex Holdings Corp., Vangent, Inc., and previously a director of DynCorp International (2006-2010), Stanley, Inc. (2006-2010), and Stewart & Stevenson (2004-2006). Mr. Ream’s experience brings to the Board a strong understanding of public company governance and operations. Mr. Ream has extensive financial experience as having served as a chief financial officer at several industry related companies. Mr. Ream is a certified public accountant (inactive).
Executive Officers
Mr. Meyer serves as Chief Executive Officer of Allied and Mr. Ream serves as Chief Financial Officer of Allied. Neither is a full-time salaried employee.
Code of Ethics
Allied has adopted a code of business conduct and ethics for directors and officers (including Allied’s principal executive officer and principal financial officer). Stockholders may request a free copy of the code of ethics from the Company’s website at http://www.allieddefensegroup.com or at:
Allied Defense Group, Inc.
120 E. Baltimore Street
Suite 2100
Baltimore, Maryland 21202
(410) 385-8155

Procedure for Board Recommendations
There have been no material changes to the procedures by which the Company’s stockholders may recommend nominees to the Company’s Board of Directors.
Audit Committee
The Company does not have a separately-designated standing audit committee as Messrs. Meyer and Ream, constituting the entire board of directors of the Company, act as the Company’s audit committee. The board of directors has determined that Mr. Ream qualifies as an “audit committee financial expert” as defined under Securities and Exchange Commission rules.
Section 16(a) Beneficial Ownership Regarding Compliance
Section 16(a) of the Securities Exchange Act of 1934 (“Exchange Act”) requires the Company’s Directors and Executive Officers, and anyone who beneficially owns ten percent (10%) or more of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock. Such persons are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.
Based solely upon a review of a copy of the Section 16(a) filing received by the Company during or with respect to 2010, the Company believes that each filing required to be made pursuant to Section 16(a) of the Exchange Act and with respect to 2010 was filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
As Of December 31, 2010

									Change in Pension
									Value and
									Nonqualified
								Non-Equity	Deferred	All Other
Name and Principal					Stock	Option		Incentive Plan	Compensation	Compensation on
Position	Year	Salary	Bonus		Awards ($)	Awards ($)		Compensation ($)	Earnings ($)	($)		Total ($)

John J. Marcello,	2010	$216,695	$691,075	(1)						$15,408	(2)	$923,178
Chief Executive Officer until September 1, 2010	2009	$303,850				$36,030	(4)			$28,500	(3)	$368,380

John G. Meyer, Jr.,	2010	$54,000
Chief Executive Officer from and after September 1, 2010	2009	$54,000

(1)	Paid pursuant to Mr. Marcello’s change of control agreement.

(2)	Payment to Mr. Marcello’s 401(k) plan account.

(3)	Payment to Mr. Marcello’s 401(k) plan account and also includes a payment of $4,000 for premium for a life insurance policy for Mr. Marcello.

(4)
The amounts in this column reflect the aggregate grant date fair value, in accordance with FASB ASC 718, of option grants made under the 2001 Equity Incentive Plan in 2009. Assumptions used in the calculation of these amounts are included in Footnote A to the Company’s audited financial statements included in this Form 10-K.

COMPENSATION OF DIRECTORS
Each director is compensated for service at the annual rate of $54,000. Compensation for the first six (6) months of 2010 was made solely in shares of the Company’s stock and compensation for periods from and after July 1, 2010 was made solely in cash. Prior to September 1, 2010, General Peay, as Chairman of the Board, received an additional $1,000 per month and a reimbursement of annual premiums paid on a $1 million life insurance policy, together with all applicable income taxes. All directors except Messrs. Meyer and Ream resigned on September 1, 2010 and the Company terminated its Outside Directors Deferred Compensation Plan on said date. The Company also reimburses directors for out-of-pocket expenses incurred in connection with their service.
DIRECTOR COMPENSATION FOR 2010

					Change in Pension
					Value and
				Non-Equity	Nonqualified
	Fees Earned			Incentive Plan	Deferred		All Other
	or Paid in	Stock	Option	Compensation	Compensation		Compensation
Name	Cash ($)	Awards	Awards ($)	($)	Earnings(2)		($)[1]	Total ($)

J. H. Binford Peay, III	$17,000	$27,000					$60,100	$104,100

John G. Meyer, Jr.	$27,000	$27,000			$130,539	(3)		$184,539

Ronald H. Griffith	$9,000	$27,000						$36,000

Gilbert F. Decker	$9,000	$27,000			$145,861	(3)		$181,861

Charles S. Ream	$27,000	$27,000						$54,000

Frederick G. Wasserman	$9,000	$27,000						$36,000

Tassos D. Recachinas	$9,000	$27,000						$36,000

(1)	Annual payment for a $1 million life insurance policy including the gross-up for taxes.

(2)	Deferred compensation paid following termination of Outside Directors Deferred Compensation Plan.

(3)
Cash payments representing director fees previously deferred by Messrs. Meyer ($62,000) and Decker ($71,000) plus Company stock representing directors fees previously deferred by Messrs. Meyer (29,416 shares at $2.33 per share) and Decker (32,129 shares at $2.33 per share).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information with respect to the shares of the Company’s common stock which is held by the only persons known to the Company to be the beneficial owners of more than 5% of such common stock based upon the most recent filings made by the undersigned with the Securities and Exchange Commission and other information obtained by the Company:

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Water Island Capital, LLC(2)	689,203	8.4%
AQR Capital Management, LLC(3)	555,790	6.7%
Dimensional Fund Advisors LP(4)	547,056	6.6%
Gabelli Funds, LLC(5)	420,247	5.1%

(1)	Based upon 8,235,195 shares of common stock outstanding as of December 31, 2010.

(2)
Ownership information based on information contained in a Schedule 13G filed with the SEC on December 10, 2010 by Water Island Capital, LLC (“Water Island”). Water Island possesses sole voting power of 689,203 shares or our common stock and sole investment power of 689,203 shares of our common stock. The principal business address of the reporting person is 41 Madison Ave., Suite 2802, New York, NY 10010. ADG and Water Island have determined that Water Island’s purchases of our common stock following the public announcement of the Fourth Rights Agreement Amendment on June 24, 2010, would, without a determination by our board of directors that Water Island is an Exempt Person under the Rights Agreement, result in Water Island becoming an Acquiring Person under the Rights Agreement. On July 22, 2010, after consulting with our financial and legal advisors, and contingent on Water Island agreeing not to purchase additional shares of our common stock, our board of directors exercised its discretionary authority under the Rights Agreement to determine that Water Island is an Exempt Person under the Rights Agreement based on the determination that Water Island’s current beneficial ownership of our common stock would not jeopardize, endanger or limit (in timing or amount) the availability to ADG of its tax benefits. That same day, Water Island entered into an agreement with ADG pursuant to which Water Island agreed not to acquire, and to cause its affiliates not to acquire, beneficial ownership to any additional shares of our common stock while the Rights Agreement remains in effect.

(3)
Ownership information as of December 31, 2010, based on information contained in a Schedule 13G/A filed with the SEC on February 11, 2011 by AQR Capital Management, LLC (“AQR”). AQR possesses shared voting power of 555,790 shares of our common stock and shared investment power of 555,790 shares of our common stock. The principal business address of AQR is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(4)
Ownership information as of December 31, 2010, based on information contained in a Schedule 13G/A filed with the SEC on February 11, 2011 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional possess sole voting power of 540,056 shares of our common stock and sole investment power of 547,019 shares of our common stock. Dimensional, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, as amended, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, as amended, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Dimensional Funds”). In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Dimensional Funds. In its role as investment adviser, sub-adviser and/or manager, neither Dimensional nor its subsidiaries possesses voting and/or investment power over our securities that are owned by the Dimensional Funds, and may be deemed to be the beneficial owner of our shares of common stock held by the Dimensional Funds. However, all shares reported on Dimensional’s Schedule 13G/A are owned by the Dimensional Funds. Dimensional disclaims beneficial ownership of such securities. The principal business address of Dimensional is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.

(5)
Ownership information, based on information contained in a Schedule 13D filed with the SEC on December 13, 2010 by Gabelli Funds, LLC (“Gabelli”). Gabelli possesses shared voting power of 420,247 shares of our common stock and shared investment power of 420,247 shares of our common stock. The principal business address of Gabelli is One Corporate Center, Rye, New York 10580-1435.

The following information is furnished as of December 31, 2010, with respect to the beneficial ownership by management of the Company’s common stock:

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	Percent of Class

Common	John G. Meyer, Jr.	102,800 Owned directly	1.25%

Common	Charles S. Ream	36,214 Owned directly	*

Common	All executive officers and directors as a group(2)	139,014 Owned directly	1.69%

*	Less than 1.00%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.
Procedures for Approval of Related Party Transactions
Our Board of Directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICE.
The following table sets forth the fees billed to the Company to BDO USA, LLP (BDO) for audit and other services provided for 2010 and 2009:

	(In Thousands)
	2010	2009

Audit fees	$332	$633
Audit-related fees
Tax fees
All other fees

Total	$332	$633

Audit fees include work in connection with quarterly reviews. The above fees are accrued in the same fiscal year as the audited periods. Unpaid fees as of period-end are recorded as an accrued expense.
The Board of Directors considered whether the provision of services referenced above is compatible with maintaining independence and concluded the provision of services to be independent.
The Board of Director’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year. The Board of Directors may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

2.1
Stock and Asset Purchase Agreement, dated as of June 24, 2010, between The Allied Defense Group, Inc., Mecar USA, Inc., ARC Europe, S.A. and Chemring Group PLC (Filed as Exhibit 2.1 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).
3.2	Amended and Restated By-Laws (Incorporated by reference from Form 10-Q filed in August 2004).
3.3	Plan of Complete Liquidation And Dissolution of The Allied Defense Group, Inc. (Incorporated by reference from Proxy Statement filed on July 28, 2010).
4.1	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).
4.2	First Amendment To Rights Agreement, dated as of June 15, 2006 (incorporated by reference from Form 8-A/A filed on June 21, 2006).
4.3	Second Amendment To Rights Agreement, dated as of November 30, 2006 (incorporated by reference from Form 8-K filed on December 7, 2006).
4.4	Third Amendment To Rights Agreement, dated as of January 18, 2010 (incorporated by reference from Form 8-K filed on January 19, 2010).
4.5	Fourth Amendment To Rights Agreement, dated as of June 24, 2010 (Filed as Exhibit 4.5 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).
10.1	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 10-Q filed in August 2005).
10.2	Employment Agreement between Allied and Deborah F. Ricci (Incorporated by reference from Form 10-Q filed in May 2007).
10.3	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).
10.4	Employment Agreement letter amendment between Allied and Monte L. Pickens (Incorporated by reference from Form 10-Q filed in August 2004).
10.5	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).
10.6	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001, April 2002 and May 2005).
10.7	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).
10.8	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).
10.9	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.10	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).
10.11	Amendment to Lease Agreement (Incorporated by reference from Form 10-Q filed in November 2002).
10.12	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).
10.13	Amended and Restated International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2008).
10.14	Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Form 10-Q filed in August 2004).
10.15	Stock Option Agreement-Employee Form (Incorporated by reference from Form 10-Q filed in November 2004)
10.16	Director’s Stock Option Agreement-Director Form (Incorporated by reference from Form 10-Q filed in November 2004)
10.17	Restricted Stock Agreement (Incorporated by reference from Form 10-Q filed in May 2005)
10.18	7.5% Senior Subordinated Convertible Notes and related documents (Incorporated by reference from 8-K filed in March 2006).
10.19	Amended and Restated Securities Purchase Agreement, dated as of June 19, 2007, between The Allied Defense Group, Inc. and the Purchasers (Incorporated by reference from Form 8-K filed June 20, 2007).
10.20	Form of Notes (Incorporated by reference from Form 8-K filed June 20, 2007).
10.21	Form of Amended and Restated Registration Rights Agreement (Incorporated by reference from Form 8-K filed June 20, 2007).
10.22	MECAR Certificate dated July 11, 2007 (Incorporated by reference from Form 8-K filed July 12, 2007).
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

10.26
Stock Purchase Agreement, dated as of August 7, 2009, between The Allied Deefense Group, Inc., .and 3DRS International, Inc. to complete the sale of NS Microwave Systems, Inc., (Incorporated by reference from Form 8-K filed on August 10, 2009).

10.27	Secured Promissory Note, between The Allied Defense Group, Inc. and Chemring Group PLC (Filed as Exhibit 10.27 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).
10.28	Secured Promissory Note, between ARC Europe, S.A. and Chemring Group PLC (Filed as Exhibit 10.28 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).
21	List of Subsidiaries (a)
23	Consent of Independent Registered Public Accounting Firm (a)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a)
32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(a).

(a)	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
The Allied Defense Group, Inc.
By:

/s/ John G. Meyer, Jr. John G. Meyer, Jr., Chief Executive Officer and President	Date: March 16, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

/s/ Charles S. Ream	Chief Financial Officer	Date: March 16, 2011
Charles S. Ream

/s/ Charles S. Ream	Director	Date: March 16, 2011
Charles S. Ream

/s/ John G. Meyer, Jr.	Director	Date: March 16, 2011
John G. Meyer, Jr.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010
FORMING A PART OF
ANNUAL REPORT PURSUANT TO
THE SECURITIES EXCHANGE ACT OF 1934
FORM 10-K
OF
The Allied Defense Group, Inc.

The Allied Defense Group Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F - 3

Consolidated Statement of Net Assets as of December 31, 2010 (liquidation basis)	F - 4

Consolidated Statement of Changes in Net Assets from October 1, 2010 to December 31, 2010 (liquidation basis)	F - 5

Consolidated Balance Sheet as of December 31, 2009 (going concern basis)	F - 6

Consolidated Statements of Operations for the nine months ended September 30, 2010 and the year ended December 31, 2009 (going concern basis)	F - 7

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the nine months ended September 30, 2010 and the year ended December 31, 2009 (going concern basis)	F - 8

Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and the year ended December 31, 2009 (going concern basis)	F - 9

Notes to Consolidated Financial Statements	F - 11

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
The Allied Defense Group, Inc.
Vienna, Virginia
We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of The Allied Defense Group, Inc. and subsidiaries (the “Company”), as of December 31, 2010, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from October 1, 2010 to December 31, 2010. We have also audited the consolidated balance sheet of the Company as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the period from January 1, 2010 to September 30, 2010 and the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
As described in Note C to the consolidated financial statements, the shareholders of The Allied Defense Group, Inc. approved a plan of liquidation on September 30, 2010. As a result, the Company changed its basis of accounting effective October 1, 2010, from the going-concern basis to a liquidation basis.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2010, the consolidated changes in net assets in liquidation (liquidation basis) for the period from October 1, 2010 to December 31, 2010, the consolidated financial position as of December 31, 2009, and the consolidated results of its operations and its cash flows for the period from January 1, 2010 to September 30, 2010 and for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.
/s/ BDO USA, LLP
Bethesda, Maryland
March 16, 2011

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENT OF NET ASSETS (Liquidation Basis)
(Thousands of Dollars, except per share and share data)

December 31,
2010
ASSETS
Cash and cash equivalents	$14,462
Short-term investments	18,801
Prepaid and other current assets	606
Notes receivable	875
Property and Equipment, net	2
Funds held in escrow	15,003

TOTAL ASSETS	49,749

LIABILITIES
Estimated net costs to be incurred during liquidation	3,564
Accounts payable	68
Accrued liabilities	399
Income taxes payable	2
Other liabilities	87

TOTAL LIABILITIES	4,120

NET ASSETS IN LIQUIDATION	$45,629

NUMBER OF SHARES OUTSTANDING	8,235,195
NET ASSETS IN LIQUIDATION PER SHARE	$5.54

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Liquidation Basis)
(Thousands of Dollars, except per share and share data)

October 1,
2010 to
December 31,
2010

Shareholders’ equity at September 30, 2010 (going concern basis)	$49,671

Liquidation basis adjustments upon adoption
Adjust net assets to fair value	(17)
Accrue estimated costs to be incurred during liquidation	(4,500)
Estimated interest income earned during liquidation	500

Net assets on liquidation basis as of September 30, 2010	45,654

Changes in fair value of net assets in liquidation — September 30, 2010 to December 31, 2010
Adjust net assets to fair value	168
Adjust accrued estimated costs to be incurred during liquidation	138
Adjust estimated income to be earned during liquidation	(331)

Net assets on liquidation basis as of December 31, 2010	$45,629

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED BALANCE SHEET (Going Concern Basis)
(Thousands of Dollars, except per share and share data)

December 31,
2009
ASSETS
Current Assets
Cash and cash equivalents	$3,475
Restricted cash	234
Prepaid and other current assets	400
Assets held for sale	95,414

Total current assets	99,523

Property and Equipment, net	31

Other Assets
Note receivable	1,075

Total other assets	1,075

TOTAL ASSETS	$100,629

CURRENT LIABILITIES
Current maturities of long-term debt	$5
Accounts payable	696
Accrued liabilities	2,937
Income taxes payable	495
Liabilities held for sale	69,220

Total current liabilities	73,353

LONG TERM OBLIGATIONS
Long-term debt, less current maturities and unamortized discount	2
Other long-term liabilities	263

Total long-term obligations	265

TOTAL LIABILITIES	73,618

CONTINGENCIES AND COMMITMENTS

STOCKHOLDERS’ EQUITY
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—
Common stock, par value, $.10 per share; authorized 30,000,000 shares; issued and outstanding 8,175,480 shares	818
Capital in excess of par value	56,490
Accumulated deficit	(46,658)
Accumulated other comprehensive income	16,361

Total stockholders’ equity	27,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,629

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS (Going Concern Basis)
(Thousands of Dollars, except per share and share data)

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009

Revenues	$—	$—

Cost and expenses
Selling and administrative — corporate expenses	7,469	6,837

Operating loss	(7,469)	(6,837)

Other income (expenses)
Net interest income (expense)	38	31
Net gain (loss) on fair value of warrants	(17)	299
Other-net	(1,358)	(168)

	(1,337)	162

Loss from continuing operations before income taxes	(8,806)	(6,675)

Income tax (benefit) expense	1	(200)

Loss from continuing operations	(8,807)	(6,475)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	48,081	3,923
Loss from discontinued operations	(14,418)	(5,755)

	33,663	(1,832)

NET INCOME (LOSS)	$24,856	$(8,307)

Earnings (Loss) per share — basic and diluted:

Net loss from continuing operations	$(1.08)	$(0.80)
Net earnings (loss) from discontinued operations	4.12	(0.22)

Total earnings (loss) per share — basic and diluted	$3.04	$(1.02)

Weighted average number of common shares:

Basic	8,175,580	8,120,428
Diluted	8,182,279	8,120,428
See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Going Concern Basis)
(Thousands of Dollars, except per share and share data)

						Accumulated
	Preferred	Common Stock		Capital in		Other	Total
	stock, no		$.10 Par	Excess of	Accumulated	Comprehensive	Stockholders’
	Par Value	Shares	value	Par value	(Deficit)	Income	Equity

Balance at January 1, 2009	$—	8,079,509	$808	$55,912	$(38,351)	$16,082	$34,451
Common stock awards		78,490	8	326	—	—	334
Retired stocks	—	(1,502)	—	(6)	—	—	(6)
Employee stock purchase plan purchases	—	18,983	2	84	—	—	86
Issue of stock options	—	—	—	71	—	—	71
Directors’ deferred stock compensation	—	—	—	103	—	—	103
Comprehensive loss:
Net loss for the year ended	—	—	—	—	(8,307)	—	(8,307)

Currency translation adjustment	—	—	—	—	—	279	279

Total comprehensive loss							(8,028)

Balance at December 31, 2009	$—	8,175,480	$818	$56,490	$(46,658)	$16,361	$27,011
Common stock awards	—	—		138	—	—	138
Forfeited stocks	—	(1,000)	—	—	—	—	—
Retired stocks	—	(830)	—	—	—	—	—
Issue of stock options	—	—	—	33	—	—	33
Directors’ deferred stock compensation	—	61,545	6	37	—	—	43
Comprehensive income:
Net income for the period	—	—	—	—	24,856	—	24,856
Currency translation adjustment	—	—	—	—	—	(2,410)	(2,410)

Total comprehensive income							22,446

Balance at September 30, 2010	$—	8,235,195	$824	$56,698	$(21,802)	$13,951	$49,671

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Going Concern Basis)
(Thousands of Dollars)

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009

Cash flows from operating activities
Net loss	$24,856	$(8,307)
Less: Gain on sale of subsidiaries	(48,081)	(3,923)
Loss from discontinued operations, net of tax	14,418	5,755

Loss from continuing operations	(8,807)	(6,475)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	13	328
Loss on sale of fixed assets	1	—
Net (gain) loss related to fair value of notes and warrants	17	(299)
Common stock and stock option awards	171	417
Deferred director stock awards	43	103
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses
Restricted cash	160	—
Accounts receivable	—	1
Prepaid and other current assets	88	632
Accounts payable and accrued liabilities	(62)	697
Deferred compensation	(156)	5
Income taxes	(363)	(290)

Net cash used in operating activities — continuing operations	(8,895)	(4,881)

Net cash provided by operating activities — discontinued operations	—	1,482

Net cash used in operating activities	(8,895)	(3,399)

Cash flows from investing activities
Net proceeds from sale of subsidiaries	54,446	4,213
Funds deposited in escrow	(15,000)	—
Net cash used for short-term investment transactions	(20,000)	—

Net cash provided by investing activities — continuing operations	19,446	4,213

Net cash used in investing activities — discontinued operations	—	(1,400)

Net cash provided by investing activities	19,446	2,813

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Going Concern Basis)
(Thousands of Dollars)

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009

Cash flows from financing activities
Net principal payments on long term debt and capital lease obligations	(1)	(934)
Proceeds from Employee Stock Purchase	—	73
Retirement of Stock	—	(6)

Net cash used in financing activities — continuing operations	(1)	(867)

Net cash used in financing activities — discontinued operations	—	(737)

Net cash used in financing activities	(1)	(1,604)

Net change in cash of discontinued operations	—	—

Effects of exchange rate on cash	850	2

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,400	(2,188)

Cash and cash equivalents at beginning of period	3,475	5,663

Cash and cash equivalents at end of period	$14,875	$3,475

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2010	2009
Supplemental Disclosures of Cash Flow information
Cash paid during the period for:
Interest	$—	$18
Taxes	$373	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Capital leases	$—	$22
See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE A — DESCRIPTION OF BUSINESS
Business Operations
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
Plan of Dissolution and Liquidation
On June 24, 2010, the Company signed a definitive purchase and sale agreement (the “Agreement”) with Chemring Group PLC (“Chemring”) pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. On September 1, 2010, the Company completed the asset sale to Chemring contemplated by the Agreement. Pursuant to the Agreement, Chemring acquired all of the capital stock of Mecar for approximately $45,810 in cash, and separately Chemring acquired substantially all of the assets of Mecar USA for $13,750 in cash and the assumption by Chemring of certain specified liabilities of Mecar USA. A portion of the purchase price was paid through the repayment of certain intercompany indebtedness owed to the Company that would otherwise have been cancelled at closing. Approximately $15,000 of the proceeds of the sale was deposited into escrow to secure the Company’s indemnification obligations under the Agreement.
In conjunction with the Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”). The Company’s stockholders approved the Plan of Dissolution on September 30, 2010. In response to concerns of certain of the Company’s stockholders, the Company has agreed to delay the filing of a certificate of dissolution with the Delaware Secretary of State so that the stockholders may continue to transfer the Company’s common stock while the Company resolves the matters relating to the U.S. Department of Justice (“DOJ”) subpoena as described below in Note B — DOJ Legal Proceedings. The Company will delay the filing of a certificate of dissolution with the Delaware Secretary of State until the earlier of August 31, 2011 or a resolution of all matters concerning the DOJ.
On September 2, 2010, the Company received a staff determination letter (the “Staff Determination”) from NYSE Amex LLC (the “Exchange”). The Staff Determination stated that the Exchange determined that the Company no longer complies with the requirements for continued listing set forth in NYSE Amex LLC Company Guide Section 1003(c)(i) as a result of the sale of substantially all of the Company’s assets. On September 20, 2010, the Company announced that trading of shares of the Company’s common stock had been transferred from the NYSE Amex to the OTCQB™ Marketplace effective Monday, September 20, 2010. The Company’s trading symbol is now ADGI.
NOTE B — DOJ LEGAL PROCEEDINGS
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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Subsequently, the Company received notice from the DOJ that indicated that it would request additional documents and expand its review beyond matters relating to the indicted former employee of Mecar USA. The Company understands that the DOJ’s expanded review was in connection with an industry-wide review. The Company has also received inquiries from the SEC on this matter.
The Company is cooperating with the DOJ and the SEC and complying with the DOJ’s subpoena and the SEC’s requests for information. The Company’s ongoing compliance with the DOJ subpoena is being overseen by the Company’s Board of Directors. The Board of Directors is being assisted in these matters by independent outside counsel. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on the plan to return the net proceeds of the Chemring sale to its stockholders. As a result of the DOJ subpoena, it is unlikely that any distributions to the Company’s stockholders will be made until the matters relating to the DOJ subpoena have been resolved. The period of time required to resolve these matters is uncertain but is expected to take in excess of one year. Furthermore, under the Agreement, the Company has agreed to indemnify Chemring and certain of its related parties from any losses, fines or penalties arising out of, among other things, the completed contracts of Mecar and Mecar USA. We have agreed to escrow $15,000 of the cash consideration paid to the Company in the sale to secure our maximum indemnification obligations under the Agreement. These escrowed funds will not be available to the Company for distribution to our stockholders, or otherwise, until released to the Company pursuant to the terms of the Agreement.
For additional disclosures surrounding other legal contingencies, refer to Note H — Contingencies and Commitments.
NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Liquidation Basis of Accounting
With the authorization of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective as the close of business on September 30, 2010. The liquidation basis of accounting will continue to be used by the Company until such time that the plan is terminated. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. Consolidated Statements of Net Assets in Liquidation and Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuations of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company’s costs will vary with the length of time it operates under the Plan of Dissolution. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statement of Net Assets in Liquidation.
Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on September 30, 2010, the date of the authorization of the Plan of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution. Such value estimates were updated by the Company as of December 31, 2010. The majority of net assets in liquidation at December 31, 2010 were highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
The Company is also required to estimate and accrue the costs associated with implementing and completing the Plan of Dissolution under the liquidation basis of accounting. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, including compensation for remaining directors, consultants, insurance costs, costs to settle remaining leases, fees for legal and other professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings on the Company’s cash accounts. Such net costs were estimated to be $3,564 as of December 31, 2010. The $3,564 in net remaining costs to be incurred during liquidation consists of $398 in compensation for former employees and remaining directors; $1,230 for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $351 for insurance; $1,385 in fees for professional service providers including legal representation relating to the DOJ subpoena; and income tax payments not to exceed $350 for the repatriation of cash balances held in foreign countries as of December 31, 2010; offset by $150 estimated to be received on our cash and short-term investment balances during liquidation. Such estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining leases and the ultimate timing of distributions to its stockholders, but does not include any settlement amounts, fines or penalties, if any, that the Company might incur as a result of the DOJ subpoena or any other legal proceedings. These estimates will be adjusted from time to time as projections and assumptions change.
Going Concern Basis of Accounting
For all periods preceding the authorization of the Plan of Dissolution, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from January 1, 2010 to September 30, 2010 and the year ended December 31, 2009.
Principles of Consolidation
As of December 31, 2010, the consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries, which are as follows:
•	ARC Europe, a Belgian company,

•	Allied Research BV (“BV”), a Dutch company,

•	Allied Research Cooperative (“Coop”) and,

•	ADG Sub USA, Inc. (“USA”)
On September 1, 2010, as discussed in Note A, Chemring acquired the assets of Mecar USA and the stock of Mecar, a wholly owned subsidiary of ARC Europe. As a result of the acquisition, the net assets of Mecar USA and Mecar have been reclassified to Assets held for sale as of December 31, 2009. Additionally, the Net Income (Loss) for Mecar and Mecar USA has been reclassified to Net income (loss) from discontinued operations on the Statement of Operations for the period from January 1, 2010 to September 30, 2010 and for the year ended December 31, 2009.
Significant intercompany transactions have been eliminated in the consolidation.
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
Foreign Currency Translation
The assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at period-end exchange rates. The resulting translation gains and losses are accumulated in a separate component of stockholders’ equity. Income and expense items are converted into U.S. dollars at average rates of exchange prevailing during the period. Foreign currency transaction gains and losses are credited or charged directly to operations.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Cash and cash equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
Short-term investments
The Company has invested in high-quality, fixed income securities which have a maturity of less than 12 months and are accounted for at fair value. These investments are classified as trading and are presented as short-term investments on the Statement of Net Assets and Balance Sheet. Unrealized gains or losses are recorded in other income (expense) on the Statement of Operations.
Property and equipment
Under the liquidation method of accounting, property and equipment are stated at the estimated value the Company is expected to recover from the assets. Under the going concern method of accounting, property and equipment were stated at cost, less accumulated depreciation and amortization. Depreciation was calculated on a straight-line basis over the estimated useful lives of the respective assets as follows:

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
Impairment of Long-Lived Assets
Under the going concern method of accounting, the Company reviewed long-lived assets for impairment whenever events or changes in circumstances indicated that the carrying amount of the asset may not be recoverable in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Assets. Impairment losses, where identified, were determined as the excess of the carrying value over the estimated fair value of the long-lived asset. The Company recorded $0 and $181 in impairment charges for long-lived assets for the nine months ended September 30, 2010 and the twelve months ended December 31, 2009, respectively.
Income Taxes
Under the going concern method of accounting, income taxes were provided based on the liability method for financial reporting purposes. Under this method, deferred and prepaid taxes are provided for on temporary differences in the basis of assets and liabilities which are recognized in different periods for financial and tax reporting purposes. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Where it is not more likely than not that the Company’s tax position will be sustained, the Company records its best estimate of the resulting tax liability and interest in the consolidated financial statements. It is the Company’s policy to record interest and penalties, if any, related to unrecognized tax benefits as part of income tax expense for financial reporting purposes.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Earnings Per Common Share
Under the going concern method of accounting, basic earnings per share amounts have been computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the increase in weighted average common shares outstanding that would result from the assumed exercise of outstanding options, warrants, and convertible debt calculated using the treasury stock method, unless they are anti-dilutive.
Stock-Based Compensation
Under the going concern method of accounting, the Company has adopted the provisions of ASC 718, Accounting for Stock Compensation, and the related SEC rules included in Staff Accounting Bulletin No. 107, on a modified prospective basis. ASC 718 requires all share-based payments to employees, including grants of stock options and the compensatory elements of employee stock purchase plans, to be recognized in the statement of operations based upon their fair values. Share-based employee compensation cost is recognized as a component of selling, general and administrative expense in the consolidated statements of operations.
Allied’s principal Equity Incentive Plan (the Plan), which was approved by the Board of Directors and stockholders in 2001 authorizes the Compensation Committee of the Board of Directors to grant up to 990,000 stock options, stock appreciation rights, restricted (non-vested) stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. The options for common shares generally are exercisable over a one to five year period and expire up to five years from the date of grant and are valued at the closing market price on the date of grant. Restricted shares generally vest over periods of one to five years from the date of award and are also valued at the closing market price on the date of grant.
The Company used the modified prospective transition method to adopt the provisions of ASC 718 in 2006. Under this method, employee compensation cost recognized in 2010 and 2009 include: (1) compensation cost for all share-based payments granted after the effective date that have met the requisite service requirement and (2) compensation cost for the portion of awards that have met the requisite service period on or after the effective date based on the grant-date fair value of those awards. In accordance with ASC 718, the fair value of options grants is estimated on the date of grant using the Black-Scholes option pricing model.
The Company granted 100,000 stock options during the year ended December 31, 2009. No stock options were granted in 2010. The fair value of each option granted was estimated on the date of grant using the Black-Scholes options pricing model. The weighted-average fair values of each option at the dates of grant during the year ended December 31, 2009 was $1.20. The weighted average assumptions used in the model for the years ended December 31, 2009 were as follows:

December 31,
2009
Risk free interest rate	0.80%
Expected volatility rate	70.71%
Expected lives — years	1
Divided yield	—
The risk free interest rate is equal to the U.S. Treasury Bill rate for the auction closest to period end. The expected volatility is calculated from the Company’s weekly closing stock price starting with the period end date and going back four years. The expected lives in years is the vesting period for most of the stock option grants in the period with vesting periods based on the assumption and on general Company experience that the options will be exercised upon vesting. All options outstanding as of December 31, 2009 were forfeited in 2010.
Concentrations of Credit Risk
Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments. Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Restricted and unrestricted cash balances in foreign banks at December 31, 2009 were $93. Changes in the value of the U.S. dollar and other currencies affect the Company’s financial position since the Company has assets in Belgium.
Reportable segments
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
On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities. The Company does not have variable interest entities; therefore, this ASU had no impact on the Corporation’s consolidated financial statements.
In May 2009, the FASB issued accounting standards under ASC 855 “Subsequent Events” and an amendment in February 2010, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855, as amended, specifically requires an SEC filer to evaluate and disclose subsequent events through the date that the financial statements are issued. The new standards were effective for interim and annual periods ended after June 15, 2009 and the amendment is effective for interim or annual periods ending after June 15, 2010. The Company evaluated subsequent events through the financial statements issuance date and did not identify any events which require disclosure or would have a material effect on the Company’s financial position as of December 31, 2010.
Under the liquidation basis of accounting, the Company does not expect any recent accounting pronouncements to impact the Consolidated Statement of Net Assets.
NOTE D — DISCONTINUED OPERATIONS
The Consolidated Financial Statements and related note disclosures reflect NSM, Mecar and Mecar USA as “Long-Lived Assets to be Disposed of by Sale” at December 31, 2009 in accordance with ASC 360, Property, Plant, and Equipment. Accordingly, our results of operations for all periods presented have been reclassified to reflect NSM, Mecar and Mecar USA as discontinued operations in the consolidated statement of operations for all periods presented.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Mecar and Mecar USA
On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. On September 1, 2010, the Company completed the asset sale to Chemring contemplated by the Agreement. Pursuant to the Agreement, Chemring acquired all of the capital stock of Mecar for approximately $45,810 in cash, and separately Chemring acquired substantially all of the assets of Mecar USA for $13,750 in cash and the assumption by Chemring of certain specified liabilities of Mecar USA. A portion of the purchase price was paid through the repayment of certain intercompany indebtedness owed to the Company that would otherwise have been cancelled at closing. Approximately $15,000 of the proceeds of the sale was deposited into escrow to secure the Company’s indemnification obligations under the Agreement. Such amounts are included in Funds held in escrow on the Statement of Net Assets (Liquidation Basis). In conjunction with sale, the Company paid $1,637 in legal fees, $3,177 in investment banking fees and $300 in retention and incentive plans for the management of Mecar and Mecar USA. As a result, the sale generated net proceeds of $54,446, and the Company recorded a gain of $48,081. The Company did not record a significant tax expense from this transaction as the gain is expected to be offset by the Company’s existing net operating loss carry forwards and foreign tax credits.
NS Microwave Systems, Inc.
On August 7, 2009, the Company entered into a Purchase Agreement to sell NSM for $400 in cash and a promissory note in the amount of $1,325 at closing. The note is due 24 months after closing and is subject to a reduction based on certain terms as defined in the Purchase Agreement. On December 31, 2009 and again on June 30, 2010, the Company wrote-off $250, for a total write-off of $500, against the receivable as it was unlikely that one of the Purchase Agreement conditions would be met. As of December 31, 2010, the outstanding amount of the note receivable was $825. The note bears interest at a rate of one-year London Interbank Offered Rate plus 5% subject to a maximum interest cap of 8%.
The following is a summary of assets and the liabilities held for sale at December 31, 2009:

	December 31, 2009
	Mecar	Mecar USA	Total

Cash	$5,546	$—	$5,546
Restricted cash	5,364	—	5,364
Accounts receivable, net	21,786	7,124	28,910
Costs and accrued earnings on uncompleted contracts	14,402	—	14,402
Contract in progress	—	179	179
Inventories, net	18,633	949	19,582
Prepaid and other current assets	3,942	337	4,279
Property, Plant and Equipment, net	14,124	2,391	16,515
Other assets	636	1	637

Assets held for sale	$84,433	$10,981	$95,414

Bank overdraft facility	$2,635	$—	$2,635
Accounts payable	13,084	3,649	16,733
Accrued liabilities	18,889	632	19,521
Customer deposits	15,589	385	15,974
Other liabilities	5,517	—	5,517
Long-term debt	8,804	36	8,840

Liabilities held for sale	$64,518	$4,702	$69,220

At December 31, 2009, there were no assets and liabilities held for sale for NSM as the transaction had been completed in August 2009.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
The following summarizes the results of discontinued operations for the nine months ended September 30, 2010 and twelve months ended December 31, 2009 for NSM, Mecar and Mecar USA:

	For the Nine Months Ended September 30, 2010				For the Year Ended December 31, 2009
	Mecar	Mecar USA	NSM	Total	Mecar	Mecar USA	NSM	Total

Revenues	$38,477	$9,342	$—	$47,819	$86,207	$56,216	$2,894	$145,317
Income (loss) before taxes	(14,122)	(287)	—	(14,409)	(7,903)	3,825	(1,675)	(5,753)
Income (loss), net of tax	(14,122)	(296)	—	(14,418)	(7,903)	3,827	(1,679)	(5,755)

Discontinued operations, net of tax	$(14,122)	$(296)	$—	$(14,418)	$(7,903)	$3,827	$(1,679)	$(5,755)

NOTE E — PROPERTY & EQUIPMENT
Under the liquidation basis of accounting, the Company has reduced the value of its property and equipment to $2, which is the amount that management believes is likely be recoverable via sale or in liquidation.
Under the going concern basis, property and equipment at December 31, 2009 was comprised as follows:

2009

Land	$—
Buildings and improvements	94
Machinery and equipment	1,870
Demonstration Equipment	—

1,964
Less: Accumulated depreciation	(1,933)

Total Propert and Equipment, net	$31

Depreciation expense was $13 and $328 for the nine months ended September 30, 2010 and twelve months ended December 31, 2009, respectively.
Capital Leases. The Company leases equipment under various capital leases, with lease terms ending in 2011. The economic substance of the leases is that the Company is financing the acquisition of the assets through the leases, and accordingly, they are recorded in the Company’s assets and liabilities.
The following is an analysis of the leased property under capital leases included in property and equipment as of December 31, 2009:

2009

Leased equipment	$14
Less: Accumulated amortization	(7)

Total Leased Equipment, net	$7

In 2009, the Company recorded $181 in impairment charges for long-lived assets. The impairment related to the Company’s Enterprise Reporting Package (ERP) computer. As the Company decided to no longer utilize its current ERP system in 2009, the Company determined that the carrying value of the ERP system exceeded its fair value. The fair value of the ERP system was determined based on replacement cost.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE F — FAIR VALUE MEASUREMENTS
The Company values its assets and liabilities using the methods of fair-value as described in ASC 820, Fair Value Measurements and Disclosures. In accordance with ASC 820, the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations about those future amounts.
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
The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at December 31, 2009:

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical Assets	Observable Inputs	Unobservable Inputs
December 31, 2009	or Liabilities (level 1)	(level 2)	(Level 3)	Total
Assets
Cash and cash equivalents	$3,475	$—	$—	$3,475
Restricted cash	234	—	—	234

Liabilities
Warrants	—	(24)	—	(24)

	$3,709	$(24)	$—	$3,685

The fair values of the Company’s warrants disclosed above are derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets.
NOTE G — WARRANTS
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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Under the going concern basis of accounting, the warrants did not meet the requirement for equity classification in accordance with ASC 815 Derivatives and Hedging, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as other current liabilities, presented as derivative instruments on the balance sheet, and were recorded and carried at the fair value of the instrument. At December 31, 2010 under the liquidation basis of accounting and at December 31, 2009 under the going concern basis of accounting, the Company determined the fair value of the warrants was $0 and $24, respectively.
NOTE H — CONTINGENCIES AND COMMITMENTS
DOJ Subpoena
On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. See Note B for additional information regarding the DOJ proceedings.
Employee Severance Payments
The Company entered into employment agreements with certain management personnel at the Company’s subsidiaries and with certain domestic management personnel. These agreements provided for severance payments in the event of termination under certain conditions. In September 2010, the Company paid $1,650 in satisfaction of its severance obligations to the Company’s management personnel. Employment agreements with employees at Mecar and Mecar USA were assigned as part of the sale transactions.
Leases
The Company leases domestic office space and equipment under operating leases which expire at various dates through 2013. The lease also includes escalation provisions for taxes and operating costs.
Litigation Relating to Consulting Agreement
On April 19, 2010, a lawsuit was filed against the Company by Sterling Investors Group Limited in the Circuit Court for Fairfax County, Virginia alleging breach of contract related to an agreement the Company entered into with a loan brokerage firm in its attempt to seek a new bank line of credit. The lawsuit seeks damages in the amount of $640. The Company is finalizing a settlement which will result in a modest payment by the Company.
Litigation Initiated by Former Employee
A former executive employee of the Company has instituted a lawsuit in the Circuit Court for Fairfax County, Virginia against the Company and others alleging fraud, constructive fraud, breach of contract, unjust encroachment, tortuous interference with business expectancy and civil conspiracy, all relating to the former executive employee’s change of control severance agreement. The former executive employee seeks damages in excess of $6.0 million. The Company believes this lawsuit is without merit and is vigorously defending it.
Litigation Relating to Consulting Agreement (MECAR)
A former consultant to MECAR has initiated a lawsuit in Belgium against MECAR and the Company for unpaid consulting fees in excess of $0.75 million. The Company believes that any liability with respect to this matter will be borne by MECAR and not the Company.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
Indemnification provisions
The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of December 31, 2010, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,806 (€5,000), $5,200 and $863, respectively. At December 31, 2010, no amount has been accrued related to these indemnifications as a liability is not deemed probable.
On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At December 31, 2010, no amount has been accrued related to this indemnification as a liability is not deemed probable.
NOTE I — STOCKHOLDERS’ EQUITY
Rights Agreement
The Board of Directors adopted a Rights Agreement in 2001 and has subsequently amended the agreement. The Rights Agreement expires at the close of business on May 31, 2011. Each right under the Rights Agreement entitles a stockholder to acquire at a purchase price of $50, one-hundredth of a share of preferred stock which carries voting and dividend rights similar to one share of common stock. Alternatively, a right holder may elect to purchase for $50 an equivalent number of common shares (or in certain circumstances, cash, property or other securities of the Company) at a price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder may elect to acquire one-half of the common shares available under the second option. The purchase price and the preferred share fractional amount are subject to adjustment for certain events as described in the Agreement.
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
Share based compensation
Under the going concern basis of accounting, total share-based compensation was $214 and $520 (including outside directors compensation of $394) for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
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

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
In conjunction with the Company’s signing the Rights Agreement on June 24, 2010, all equity compensation plans were suspended pending the Company’s Merger. As such, no equity awards were made during the year ended December 31, 2010. Since the exercise price for all of the options exercisable at December 31, 2009 remained below the share price in 2010, no options were exercised and all options were forfeited in 2010.
The following table summarizes option activity for the year ended December 31, 2009:

		Weighted
		Average
	Shares	Exercise Price

Options outstanding at beginning of the year	330,000	$14.78
Options granted	100,000	4.30
Options exercised	—	—
Options forfeited	—	—
Options expired	(40,000)	20.43

Options outstanding at end of year	390,000	$11.52

Options exercisable at end of year	284,000
Weighted-average fair value of options, granted during the year	$1.20
The following table summarizes options outstanding at December 31, 2009:

				Exercisable
					Weighted
		Weighted	Weighted Average		Average
Number	Range of Exercise	Average Exercise	Remaining	Number of	Exercise
Outstanding	Prices	Prices	Contractural Term	Options	Prices

100,000	$4.30	$4.30	2.23 Years	—	$—
20,000	7.44	7.44	0.17 Years	20,000	7.44
100,000	8.63	8.63	1.00 Years	100,000	8.63
170,000	$15.05 to $23.95	17.94	2.13 Years	164,000	18.04

390,000	$4.30 to $23.95	$11.52		284,000	$13.98

For outstanding options, the closing share price on December 31, 2009 exceeded the exercise price for only the 100,000 options issued on March 23, 2009. The intrinsic value for these options is $47,000. The market value of our stock was $4.77 per share at December 31, 2009.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
The following table summarizes restricted stock (nonvested) shares outstanding as of December 31, 2009

	2009
		Weighted-
		Average Grant
		Date Fair
Restricted Stock	Shares	Value
Restricted at January 1,	16,668	$15.43
Granted	—	—
Vested	(10,668)	17.20
Forfeited	—	—

Restricted shares at December 31,	6,000	$12.29

As of December 31, 2009, there was approximately $9 of total unrecognized compensation cost related to restricted share based compensation arrangements granted under the Plan. As of December 31, 2009, there was approximately $98 of total unrecognized compensation cost related to stock options based compensation arrangements granted under the Plan. As of December 31, 2009, the cost is expected to be recognized over a weighted average period of 1.77 years.
NOTE J — OTHER — NET
Other income (expense) included in the Company’s consolidated statements of operations at for the nine months ended September 30, 2010 and the twelve months ended December 31, 2009 is comprised of the following:

	Nine Months Ended	Twelve Months Ended
	September 30, 2010	December 31, 2009

Net currency transaction gains (losses)	$(1,368)	$1,630
Impairment of long-lived assets	—	(181)
Miscellaneous income (losses) — net	10	(1,617)

Other, net	$(1,358)	$(168)

Miscellaneous — net includes subsidies, penalties, non deductible value added taxes, sublease rent and sale of materials.
NOTE K — INCOME TAXES
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
Loss before income taxes from continuing operations are comprised as follows:

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
	2010	2009

Domestic	$(6,523)	$(4,543)
Foreign	(2,283)	(2,132)

	$(8,806)	$(6,675)

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
The Company’s provision for income taxes from continuing operations is comprised of:

	September 30,	December 31,
	2010	2009
Current (Benefit) Provision
Domestic	$1	$1
Foreign	—	(201)

Total Current (Benefit) Provision	1	(200)

Deferred Provision
Domestic	—	—
Foreign	—	—

Total Deferred Provision	—	—

Total tax (benefit) provision	$1	$(200)

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company’s provision are as follows:

	September 30,	December 31,
	2010	2009
Taxes at statutory rate	34.0%	34.0%
State taxes, net of federal benefit	—	—
Impact of international operations	(0.1)	33.6
Other permanent differences	44.1	37.3
Valuation allowance	(78.0)	(101.9)

Income taxes	—%	3.0%

The components of the deferred taxes as of December 31, 2009 are comprised as follows:

December 31,
2009
Deferred tax assets
Compensation accruals	24
Accrued expenses	176
Business tax credits	458
Deferred compensation	341
Depreciation and amortization	61
Foreign tax credit carryforwards	14,776
Net operating loss carryforwards — US	9,165
Net operating loss carryforwards — Foreign	1,553

Gross deferred tax asset	26,554
Valuation allowance	(26,554)

Net Deferred Tax Assets (Liabilities)	$—

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
At December 31, 2009, the Company had a U.S. net operating loss carryforward of $15,972, which will begin to expire in 2026 and foreign NOL of approximately $4,568 which may be carried forward indefinitely. The Company had US capital loss carryforwards of $11,673 that begin to expire in 2013. The Company had foreign tax credits of approximately $14,776 at December 31, 2009. In addition, the Company had alternative minimum tax credits of approximately $458 at December 31, 2009. The foreign tax credits will begin to expire in 2012 and the alternative minimum tax credits do not expire.
The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. Realization of deferred tax assets is dependent upon generation of sufficient income by the Company in the jurisdictions in which it has operations and, in some cases, by specific office locations. Because the Company experienced losses in previous years and continued losses in the current year, management recorded a valuation allowance of approximately $26,554 against the Company’s net deferred tax asset as of December 31, 2009.
As of December 31, 2009, the Company had no unrecognized tax benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For the year ended December 31, 2009, there were no interest or penalties recorded or included in tax expense.
In Belgium, the Company is still open to examination by the Belgian tax authorities from 2007 forward. In the United States, the Company is still open to examination from 2007 forward, although carryforward tax attributes that were generated prior to 2007 may still be adjusted upon examination by the U.S. tax authorities if they either have been or will be utilized.
As of December 31, 2010, the Company has provided for U.S. tax on foreign earnings of approximately $25,475 that is expected to be repatriated in 2011. In anticipation of the repatriation, the NOL carryforwards are no longer included in the deferred tax assets. Income taxes related to repatriation of cash held in foreign countries is not expected to exceed $350 as included in the estimated costs for liquidation. As of December 31, 2010, the fair value of net deferred tax assets is zero due to full valuation allowance.
As of December 31, 2010, the Company has reviewed all available information and has determined that there does not appear to have been an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. If the Company has a change prior to the repatriation of foreign earnings, the Company’s ability to utilize its net operating loss and foreign tax credit carryovers to offset U.S. tax on the foreign earnings may be significantly limited.

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)
NOTE L — LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS
Under the going concern basis of accounting, basic loss per share from continuing operations excludes potential common shares and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The computation of diluted loss per share from continuing operations excludes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is anti-dilutive. The table below shows the calculation of basic and diluted loss per share from continuing operations for the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively:

	Nine Months	Year
	Ended	Ended
Loss:	9/30/2010	12/31/2009

Net loss from continuing operations	$(8,807)	$(6,475)
Effect of dilutive potential common shares	—	—

Diluted net loss from continuing operations	$(8,807)	$(6,475)

Number of shares:

Weighted-average shares outstanding	8,175,580	8,120,428

Basic and diluted net loss per share from continuing operations	$(1.08)	$(0.80)

For the year ended December 31, 2009, the Company has excluded warrants, unvested stock awards and stock options of 411,593, 6,000 and 10,921 shares, respectively, from the calculation of loss per share from continuing operations since their effect would be anti-dilutive. For the nine months ended September 30, 2010, the Company excluded 6,699 stock options from the calculation of loss per share since their effect would be anti-dilutive.
NOTE M — QUARTERLY FINANCIAL DATA (UNAUDITED)
The following table is the Company’s quarterly financial data under the going concern basis of accounting. The fourth quarter of 2010 was prepared under the liquidation basis of accounting and is not presented in the table below.

	First	Second	Third
2010	Quarter	Quarter	Quarter	Total

Revenues	$—	$—	$—	$—
Gross margin	—	—	—	—
Income (loss) from continuing operations, net of tax	(825)	303	(8,285)	(8,807)
Income (loss) from discontinued operations, net of tax	(4,330)	(9,693)	47,686	33,663
Net income (loss)	(5,155)	(9,390)	39,401	24,856
Basic and diluted earnings (loss) per share:
Net income (loss) from continuing operations	$(0.10)	$0.04	$(1.02)	$(1.08)
Net earnings (loss) from discontinued operations	(0.53)	(1.19)	5.84	4.12

Total net earnings (loss) per share	$(0.63)	$(1.15)	$4.82	$3.04

The Allied Defense Group, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Thousands of Dollars)

	First	Second	Third	Fourth
2009	Quarter	Quarter	Quarter	Quarter	Total

Revenues	$—	$—	$—	$—	$—
Gross margin	—	—	—	—	—
Income (loss) from continuing operations, net of tax	1,047	(1,330)	(1,070)	(5,122)	(6,475)
Income (loss) from discontinued operations, net of tax	(3,476)	4,601	(2,558)	(399)	(1,832)
Net income (loss)	(2,429)	3,271	(3,628)	(5,521)	(8,307)
Basic and diluted earnings (loss) per share:
Net income (loss) from continuing operations	$0.12	$(0.16)	$(0.13)	$(0.63)	$(0.80)
Net earnings (loss) from discontinued operations	(0.43)	0.57	(0.31)	(0.05)	(0.22)

Total net earnings (loss) per share	$(0.31)	$0.41	$(0.44)	$(0.68)	$(1.02)

EXHIBIT INDEX

Number	Description of Exhibit	Page
21	List of Subsidiaries	E-2
23	Consent of Independent Registered Public Accounting Firm	E-3
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 16, 2011	E-4
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 16, 2011	E-5
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated March 16, 2011	E-6

E - 1