Form 10-Q
period 2011-03-31
ALLIED DEFENSE GROUP INC
filed 2011-05-09
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
The number of shares of registrant’s Common Stock outstanding as of April 30, 2011 was 8,235,195.

THE ALLIED DEFENSE GROUP, INC.
INDEX

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)
(Unaudited)
(Thousands of Dollars, except per share and share data)

	March 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$728	$14,462
Short-term investments	31,936	18,801
Prepaid and other current assets	503	606
Notes receivable	875	875
Property and Equipment, net	—	2
Funds held in escrow	15,008	15,003

TOTAL ASSETS	49,050	49,749

LIABILITIES
Estimated net costs to be incurred during liquidation	2,872	3,564
Accounts payable	133	68
Accrued liabilities	352	399
Income taxes payable	—	2
Other liabilities	87	87

TOTAL LIABILITIES	3,444	4,120

NET ASSETS IN LIQUIDATION	$45,606	$45,629

NUMBER OF SHARES OUTSTANDING	8,235,195	8,235,195
NET ASSETS IN LIQUIDATION PER SHARE	$5.54	$5.54

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS (Liquidation Basis)
(Unaudited)
(Thousands of Dollars)

Three Months
Ended
March 31,
2011

Net assets on liquidation basis as of December 31, 2010	$45,629

Changes in fair value of net assets in liquidation — December 31, 2010 to March 31, 2011
Adjust net assets to fair value	(213)
Adjust estimated costs to be incurred during liquidation	190

Net assets on liquidation basis as of March 31, 2011	$45,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Going Concern Basis)
(Unaudited)
(Thousands of Dollars, except per share and share data)

Three Months Ended
March 31, 2010

Revenue	$—

Cost and expenses
Selling and administrative — corporate expenses	1,691

Operating loss	(1,691)

Other income (expenses)
Net interest income	19
Net loss on fair value of senior notes and warrants	(249)
Other-net	(12)

(242)

Loss from continuing operations before income taxes	(1,933)

Income tax expense	1

Loss from continuing operations	(1,934)

Income (loss) from discontinued operations, net of tax
Loss from discontinued operations	(3,221)

(3,221)

NET LOSS	$(5,155)

Earnings (Loss) per share — basic and diluted:

Net loss from continuing operations	$(0.24)
Net loss from discontinued operations	(0.39)

Total loss per share — basic and diluted	$(0.63)

Weighted average number of common shares:

Basic and Diluted	8,175,364
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Going Concern Basis)
(Unaudited)
(Thousands of Dollars)

Three Months Ended
March 31, 2010

Cash flows from operating activities
Net loss	$(5,155)
Less: Discontinued operations, net of tax	3,221

Loss from continuing operations	(1,934)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	4
Net loss related to fair value of warrants	249
Common stock and stock option awards	85
Deferred director stock awards	22
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses:
Prepaid and other current assets	100
Accounts payable, accrued liabilities and other current liabilities	(352)
Deferred compensation	1
Income taxes	(112)

Net cash used in operating activities — continuing operations	(1,937)

Net cash used in operating activities — discontinued operations	(5,843)

Net cash used in operating activities	(7,780)

Cash flows from investing activities
Net cash used in investing activities — discontinued operations	(299)

Net cash used in investing activities	(299)

Cash flows from financing activities
Increase from short-term borrowing	1,068

Net cash provided by financing activities — continuing operations	1,068

Net cash provided by financing activities — discontinued operations	3,988

Net cash provided by financing activities	5,056

Effects of exchange rate on cash	(5)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,028)

Cash and cash equivalents at beginning of period	3,475

Cash and cash equivalents at end of period	$447

Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$1
Taxes	$112
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Thousands of Dollars)
NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Plan of Dissolution and Liquidation
On June 24, 2010, the Company signed a definitive purchase and sale agreement (the “Agreement”) with Chemring Group PLC (“Chemring”) pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. On September 1, 2010, the Company completed the asset sale to Chemring contemplated by the Agreement. Pursuant to the Agreement, Chemring acquired all of the capital stock of Mecar for approximately $45,810 in cash, and separately Chemring acquired substantially all of the assets of Mecar USA for $13,750 in cash and the assumption by Chemring of certain specified liabilities of Mecar USA. A portion of the purchase price was paid through the repayment of certain intercompany indebtedness owed to the Company that would otherwise have been cancelled at closing. $15,000 of the proceeds from the sale was deposited into escrow to secure the Company’s indemnification obligations under the Agreement. The $15,000 of cash plus earned interest income remains in escrow as of March 31, 2011.
In conjunction with the Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”). The Company’s stockholders approved the Plan of Dissolution on September 30, 2010. In response to concerns of certain of the Company’s stockholders, the Company has agreed to delay the filing of a certificate of dissolution with the Delaware Secretary of State so that the stockholders may continue to transfer the Company’s common stock while the Company resolves the matters relating to the U.S. Department of Justice (“DOJ”) subpoena. The Company will delay the filing of a certificate of dissolution with the Delaware Secretary of State until the earlier of August 31, 2011 or a resolution of all matters concerning the DOJ.
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
Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on September 30, 2010, the date of the authorization of the Plan of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were stated at their estimated settlement amounts. Such value estimates were updated by the Company as of December 31, 2010 and March 31, 2011. The majority of net assets in liquidation at December 31, 2010 and March 31, 2011 were highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Thousands of Dollars)
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
The estimated net costs to be incurred during liquidation were $2,872 as of March 31, 2011. The $2,872 in net remaining costs consists of $227 in compensation for former employees and remaining directors; $867 for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $307 for insurance; $1,231 in fees for professional service providers including legal representation relating to the DOJ subpoena; income tax payments not to exceed $350 for the repatriation of cash balances held in foreign countries; and $20 of other subsidiary income taxes; offset by $130 estimated to be received on our cash and short-term investment balances during liquidation. Such estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining leases and the ultimate timing of distributions to its stockholders, but does not include any settlement amounts, fines or penalties, if any, that the Company might incur as a result of the DOJ subpoena or any other legal proceedings. These estimates will be adjusted from time to time as projections and assumptions change.
Going Concern Basis of Accounting
For all periods preceding the authorization of the Plan of Dissolution, the Company’s financial statements are also presented on the going concern basis of accounting. Such financial statements reflect the historical results of operations and changes in cash for the period from January 1, 2010 to March 31, 2010.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
As of March 31, 2011, the consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries, which are as follows:
•	ARC Europe, a Belgian company,

•	Allied Research BV (“BV”), a Dutch company,

•	Allied Research Cooperative (“Coop”) and,

•	ADG Sub USA, Inc. (“Mecar USA”)
On September 1, 2010, Chemring acquired the assets of Mecar USA and the stock of Mecar, a wholly owned subsidiary of ARC Europe. As a result of the acquisition, the Net Income (Loss) for Mecar and Mecar USA has been reclassified to Net income (loss) from discontinued operations on the Statement of Operations for the period from January 1, 2010 to March 31, 2010.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Thousands of Dollars)
NOTE 3 — DISCONTINUED OPERATIONS
Mecar and Mecar USA
On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. On September 1, 2010, the Company completed the asset sale to Chemring contemplated by the Agreement. Pursuant to the Agreement, Chemring acquired all of the capital stock of Mecar for approximately $45,810 in cash, and separately Chemring acquired substantially all of the assets of Mecar USA for $13,750 in cash and the assumption by Chemring of certain specified liabilities of Mecar USA. A portion of the purchase price was paid through the repayment of certain intercompany indebtedness owed to the Company that would otherwise have been cancelled at closing. $15,000 of the proceeds from the sale was deposited into escrow to secure the Company’s indemnification obligations under the Agreement. Such amounts are included in Funds held in escrow on the Statement of Net Assets (Liquidation Basis).
The following summarizes the results of discontinued operations for the three months ended March 31, 2010 for Mecar and Mecar USA:

	Three Months Ended
	March 31, 2010
	Mecar	Mecar USA	Total

Revenue	$14,216	$5,953	$20,169
Income (loss) before taxes	(3,807)	595	(3,212)
Income (loss), net of tax	(3,807)	586	(3,221)
NS Microwave Systems, Inc. (NSM)
On August 7, 2009, the Company entered into a Purchase Agreement to sell NSM for $400 in cash and a promissory note in the amount of $1,325 at closing. The note is due 24 months after closing and is subject to a reduction based on certain terms as defined in the Purchase Agreement. On December 31, 2009 and again on June 30, 2010, the Company wrote-off $250, for a total write-off of $500, against the receivable as it was unlikely that one of the Purchase Agreement conditions would be met. As of March 31, 2011, the outstanding amount of the note receivable was $825. The note bears interest at a rate of one-year London Interbank Offered Rate plus 5% subject to a maximum interest cap of 8%.
NOTE 4 — SHORT-TERM INVESTMENTS
Cash in excess of funds required for immediate use by the Company have been invested with the primary goal to preserve capital. As such, the funds are invested in short-term, high-quality, fixed-income securities and are accounted for at fair value. As of March 31, 2011 and December 31, 2010, the fair value of these investments was $31,875 and $18,801 respectively, and was included in short-term investments on the Balance Sheet. An unrealized loss of $183 was recorded for the three months ending March 31, 2011.
NOTE 5 — WARRANTS
On March 6, 2006, in conjunction with the issuance of convertible notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. At December 31, 2010, the Company determined the fair value of the warrants was $0. No warrants were exercised during the three months ended March 31, 2011. All warrants expired on March 9, 2011.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Thousands of Dollars)
NOTE 6 — FAIR VALUE MEASUREMENTS
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
The Company believes the fair value of its financial instruments consisting of cash, cash equivalents, and short-term investments, adjusted to recognize unrealized gains and losses, approximate their carrying values due to the relatively short maturity of these instruments.
NOTE 7 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share excludes potential common shares and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share excludes the effects of stock options, warrants and restricted stock (unvested stock awards), if such effect is anti-dilutive. For the three months ended March 31, 2010, the Company has excluded warrants, unvested stock awards and stock options from the calculation of loss per share from continuing operations, discontinued operations, and total loss since their effect would be anti-dilutive. Consequently, the basic and diluted weighted average number of common shares is equal to 8,175,364. The table below shows the calculation of basic and diluted earnings (loss) per share for the three months ended March 31, 2010:

Three Months Ended
March 31, 2010

Net loss from continuing operations	$(1,934)
Net loss from discontinued operations, net of tax	(3,221)

Total loss	$(5,155)

Number of shares:
Weighted average shares outstanding, basic and diluted	8,175,364

Basic and diluted net loss per share from continuing operations	$(0.24)
Basic and diluted net loss per share from discontinued operations	(0.39)

Basic and diluted net loss per share from total earnings	$(0.63)

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Thousands of Dollars)
NOTE 8 — OTHER — NET
Other income (expense) included in the Company’s consolidated statements of operations for the three months ended March 31, 2010:

Three Months Ended
March 31, 2010
Net currency transaction losses	$(5)
Miscellaneous — net	17

$12

NOTE 9 — SHARE- BASED COMPENSATION
Under the going concern basis of accounting, total share-based compensation was $107 (including outside directors compensation of $89) for the three months ended March 31, 2010. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
In conjunction with the Company’s signing a definitive Merger Agreement on January 18, 2010, all equity compensation plans were suspended pending the Company’s merger. As such, no new equity awards have been made. With the June 24, 2010 signing of the definitive Sale Agreement, the original Merger Agreement was terminated. The Company’s equity compensation plans are no longer suspended, although no new issuances have been made since June 24, 2010. As of March 31, 2011 and December 31, 2011, there are no outstanding options.
NOTE 10 — INDUSTRY SEGMENTS
Prior to September 2010, the Company operated within two operating segments: Mecar and Mecar USA. In September 2010, the Company completed the divesture of Mecar and Mecar USA. As a result, Allied no longer has operating segments. The Company’s continuing operations include only those expenses incurred to support the Company’s corporate headquarters and its non-operating European subsidiaries.
NOTE 11 — PROVISION FOR TAXES
The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. Realization of deferred tax assets is dependent upon generation of sufficient income by the Company in the jurisdictions in which it has operations and, in some cases, by specific location. Because the Company experienced losses in previous years and continued losses in the current year, management recorded a full valuation allowance against the Company’s net deferred tax asset as of March 31, 2011.
As of March 31, 2011 and December 31, 2010, the Company had no unrecognized tax liabilities or benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For the three months ended March 31, 2011, there was no interest or penalties recorded.
In Belgium, the Company is still open to examination by the Belgian tax authorities from 2007 forward. In the United States, the Company is still open to examination from 2007 forward, although carryforward tax attributes that were generated prior to 2007 may still be adjusted upon examination by the U.S. tax authorities if they either have been or will be utilized.
Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with ASC 740 Accounting for Income Taxes. As of December 31, 2010, the Company provided for U.S. tax on foreign earnings of approximately $25,475 that is expected to be repatriated. As of March 31, 2011, $13,757 had been successfully repatriated. In anticipation of the repatriation, the NOL carryforwards are no longer included in the deferred tax assets. Income taxes related to repatriation of cash held in foreign countries is not expected to exceed $350 as included in the estimated costs for liquidation. As of March 31, 2010, the fair value of net deferred tax assets is zero due to full valuation allowance.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Thousands of Dollars)
The Company may undergo, or may already have undergone, an “ownership change” within the meaning of Section 382 of the Internal Revenue Code, which could affect the Company’s ability to offset gains realized in the asset sale against net operating losses and foreign tax credit carryovers. If it is determined that an ownership change has occurred, this could significantly increase the tax expense incurred from the sale transactions.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Except as set forth under the heading “Legal Proceedings” in this Note 12, there are no material pending legal proceedings to which Allied or any of its subsidiaries is a party.
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
The Company leases domestic office space for the former corporate offices under an operating lease which expires in early 2013. During the quarter ended March 31, 2011, the Company entered into a sublease which will offset a portion of the lease expense during the remainder of the lease.
Legal Proceedings
DOJ Subpoena
On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. On the same day, the Company also became aware through a press release issued by the DOJ that an employee of Mecar USA had been indicted by the DOJ for allegedly engaging in schemes to bribe foreign government officials to obtain business. The unsealed indictment of this employee and the DOJ’s press release indicate that the alleged criminal conduct was on behalf of a Decatur, Georgia company which is unrelated to the Company or Mecar USA. Mecar USA’s employment agreement with the employee provided that the employee not actively engage in any other employment, occupation or consulting activity that conflicts with the interests of the Company. In light of the employee’s apparent breach of his employment agreement, Mecar USA terminated his employment on January 20, 2010.
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
Subsequently, the Company received notice from the DOJ that indicated that it would request additional documents and expand its review beyond matters relating to the indicted former employee of Mecar USA. The Company understood that the DOJ’s expanded review was in connection with an industry-wide review. The Company has also received inquiries from the SEC regarding this matter.
The Company is cooperating with the DOJ and SEC and complying with the DOJ’s subpoena and SEC’s request for information. The Company’s ongoing compliance with these matters is being overseen by the Company’s Board of Directors. The Board of Directors is being assisted in these matters by independent outside counsel. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on our plan to return the net proceeds of the Chemring sale to our stockholders.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Thousands of Dollars)
Litigation Relating to Consulting Agreement
On April 19, 2010, a lawsuit was filed against the Company by Sterling Investors Group Limited in the Circuit Court for Fairfax County, Virginia alleging breach of contract and seeking damages in the amount of $640. The Company has settled this matter by making a payment of $30.
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
Indemnification provisions
The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of March 31, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,806 (€5,000), $5,200 and $863, respectively. At March 31, 2011, no amount has been accrued related to these indemnifications as a liability is not deemed probable.
On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 or (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At March 31, 2011, no amount has been accrued related to this indemnification as a liability is not deemed probable.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2011
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
On June 24, 2010, the Company signed a definitive purchase and sale agreement (the “Agreement”) with Chemring Group PLC (“Chemring”) pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.6 million in cash and the assumption of certain liabilities. On September 1, 2010, the Company completed the asset sale to Chemring contemplated by the Agreement. Chemring acquired all of the capital stock of Mecar for $45.8 million in cash, and separately Chemring acquired substantially all of the assets of Mecar USA for $13.8 million in cash and the assumption by Chemring of certain specified liabilities of Mecar USA. A portion of the purchase price was paid through the repayment of certain intercompany indebtedness owed to the Company that would otherwise have been cancelled at closing. $15 million of the proceeds from the sale was deposited into escrow to secure the Company’s indemnification obligations under the Agreement.
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
In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, costs to settle remaining leases, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings. Such net costs were estimated to be $2.9 million as of March 31, 2011. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to trade creditors, settle remaining leases and the ultimate timing of distributions to our stockholders, but do not include any settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena or any other legal proceedings.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2011
(Thousands of Dollars)
(Unaudited)
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
Net Assets in Liquidation
Net assets in liquidation at March 31, 2011 are $45,606 compared to $45,629 at December 31, 2010. The change in net assets in liquidation is due to: (i) adjustments of assets to fair value and (ii) adjustments to estimated costs to be incurred during liquidation. The net assets in liquidation per share remained unchanged during the quarter at $5.54.
We expect to use all of our net assets to complete our Plan of Dissolution, which includes settling existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and making cash liquidating distributions to our shareholders. Capital resources available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, actual settlement costs for existing claims against the Company vary from estimates, or if there are existing, but unknown claims made against us in the future.
Changes in Net Assets in Liquidation During the Quarter Ended March 31, 2011
The change in net assets on liquidation during the quarter ended March 31, 2011 is the net effect of valuation changes to the net assets and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value reduced the net assets on liquidation by $213. The estimated costs to be incurred during liquidation were reduced during the quarter by $190, which increased the net assets on liquidation. The net effect was a reduction of $23 during the quarter.
The adjustment of assets to fair value consists primarily of adjustments of short term investments to fair market value. The unrealized loss associated with the short term investments is due to the Company’s purchase of financial instruments with interest rates above market and therefore are purchased at a premium to their maturity value with an initial unrealized loss. The unrealized loss will be absorbed against the interest income received as the instruments mature.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2011
(Thousands of Dollars)
(Unaudited)
Our estimate of $2,872 in net remaining costs to be incurred during liquidation consists of $227 in compensation for remaining employees and directors; $867 for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $307 for insurance; $1,231 in fees for professional service providers including legal representation relating to the DOJ subpoena; and $350 in income taxes related to the repatriation of foreign monies; and $20 of other subsidiary income taxes; offset by interest income of $130 estimated to be received on our cash and short-term investment balances during liquidation. Our estimates are based on the assumption that liquidation will occur no later than December 31, 2012. As reported in the table below, during the quarter we reduced the estimated net costs to be incurred during liquidation by $502 as we incurred various expenses, net of income received. We reduced the estimated net costs an additional $190 due to changes in estimates, primarily the recognition of the sublease on the former company headquarters.

	December 31,	Changes in	(Costs Incurred)	March 31,
	2010	Estimates	Income Received	2011
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$398	$(30)	$(141)	$227
Compliance and other office costs	1,230	(180)	(183)	867
Insurance Fees	351	—	(44)	307
Professional Fees	1,385	—	(154)	1,231
Income Taxes	350	20	—	370
Less: interest income on cash and investment balances	(150)	—	20	(130)

Total net costs to be incurred during liquidation	$3,564	$(190)	$(502)	$2,872

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
The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its unaudited condensed consolidated financial statements:
•	Estimates of the potential liability associated with litigation and government investigations

•	Valuation of deferred income taxes and income tax reserves.

•	Estimation of expenses incurred and interest income received during liquidation.
A complete discussion of these policies is contained in our Form 10-K filed on March 17, 2011 with the Securities and Exchange Commission for the year ended December 31, 2010. There were no significant changes to the critical accounting policies discussed in the Company’s 10-K filed for December 31, 2010.
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
Commitments and Contingencies
DOJ Subpoena
On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. See Part II-Item 1 (OTHER INFORMATION — Legal Proceedings) for additional information regarding the DOJ matter.

The Allied Defense Group, Inc.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
March 31, 2011
(Thousands of Dollars)
(Unaudited)
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
Leases
The Company leases domestic office space under an operating lease which expires in early 2013. The lease also includes escalation provisions for taxes and operating costs. The Company was able to sublease the office space for 2011 and 2012 to offset a portion of the rental obligation owed by the Company.
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
Indemnification provisions
The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of March 31, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,806 (€5,000), $5,200 and $863, respectively. At March 31, 2011, no amount has been accrued related to these indemnifications as a liability is not deemed probable.
On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At March 31, 2011, no amount has been accrued related to this indemnification as a liability is not deemed probable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not required for a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES
1. Evaluation of disclosure controls and procedures
Overview
As a result of the sale of Mecar and Mecar USA and the adoption by the stockholders of the Plan of Dissolution, the Company terminated all employees. During the third quarter of 2010, the Company reduced its accounting staff to one (1) person who left the Company in November 2010. The Company’s Officers/Board of Directors continue to oversee and review the Company’s system of financial reporting.
Disclosure Controls and Procedures
Subject to the provisions set forth in the Overview section above, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2011.
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
DOJ Subpoena
On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. On the same day, the Company also became aware through a press release issued by the DOJ that an employee of Mecar USA had been indicted by the DOJ for allegedly engaging in schemes to bribe foreign government officials to obtain and retain business. The unsealed indictment of this employee and the DOJ’s press release indicate that the alleged criminal conduct was on behalf of a Decatur, Georgia company which is unrelated to the Company or Mecar USA. Mecar USA’s employment agreement with the employee provided that the employee not actively engage in any other employment, occupation or consulting activity that conflicts with the interests of the Company. In light of the employee’s breach of his employment agreement, Mecar USA terminated his employment on January 20, 2010.
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
Subsequently, the Company received notice from the DOJ that indicated that it would request additional documents and expand its review beyond matters relating to the indicted former employee of Mecar USA. The Company understood that the DOJ’s expanded review was in connection with an industry-wide review. The Company has also received inquiries from the SEC regarding this matter.
The Company is cooperating with the DOJ and SEC and complying with the DOJ’s subpoena and SEC’s request for information. The Company’s ongoing compliance with these matters is being overseen by the Company’s Board of Directors. The Board of Directors is being assisted in these matters by independent outside counsel. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on our plan to return the net proceeds of the Chemring sale to our stockholders.

Litigation Relating to Consulting Agreement
On April 19, 2010, a lawsuit was filed against the Company by Sterling Investors Group Limited in the Circuit Court for Fairfax County, Virginia alleging breach of contract and seeking damages in the amount of $640. The Company has settled this matter by making a payment of $30.
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

THE ALLIED DEFENSE GROUP, INC.
/s/ Charles S. Ream
Date: May 9, 2011	Charles S. Ream
Director and Chief Financial Officer