Form 10-Q
period 2011-06-30
ALLIED DEFENSE GROUP INC
filed 2011-08-12
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
The number of shares of registrant’s Common Stock outstanding as of July 31, 2011 was 8,235,195.

THE ALLIED DEFENSE GROUP, INC.
INDEX

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)
(Thousands of Dollars, except per share and share data)

	June 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Cash and cash equivalents	$737	$14,462
Short-term investments	31,247	18,801
Prepaid and other current assets	406	606
Notes receivable	825	875
Property and Equipment, net	—	2
Funds held in escrow	15,010	15,003

TOTAL ASSETS	48,225	49,749

LIABILITIES
Estimated net costs to be incurred during liquidation	3,390	3,564
Accounts payable	83	68
Accrued liabilities	223	399
Income taxes payable	—	2
Other liabilities	88	87

TOTAL LIABILITIES	3,784	4,120

NET ASSETS IN LIQUIDATION	$44,441	$45,629

NUMBER OF SHARES OUTSTANDING	8,235,195	8,235,195
NET ASSETS IN LIQUIDATION PER SHARE	$5.40	$5.54

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Liquidation Basis)
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2011	2011

Net assets on liquidation basis at beginning of period	$45,606	$45,629

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	(248)	(461)
Adjust estimated costs to be incurred during liquidation	(917)	(727)

Net assets on liquidation basis at end of period	$44,441	$44,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Going Concern Basis)
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Revenue	$—	$—

Cost and expenses
Selling and administrative — corporate expenses	2,777	4,468

Operating loss	(2,777)	(4,468)

Other income (expenses)
Interest income	14	33
Net loss on fair value of senior notes and warrants	232	(17)
Other-net	5	(7)

	251	9

Loss from continuing operations before income taxes	(2,526)	(4,459)

Income tax expense	—	1

Loss from continuing operations	(2,526)	(4,460)

Income (loss) from discontinued operations, net of tax
Loss on sale of subsidiaries	(250)	(250)
Loss from discontinued operations	(6,614)	(9,835)

	(6,864)	(10,085)

NET LOSS	$(9,390)	$(14,545)

Earnings (Loss) per share — basic and diluted:

Net loss from continuing operations	$(0.31)	$(0.55)
Net loss from discontinued operations	(0.84)	(1.23)

Total loss per share — basic and diluted	$(1.15)	$(1.78)

Weighted average number of common shares:

Basic and Diluted	8,174,363	8,174,521
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Going Concern Basis)
(Unaudited)
(Thousands of Dollars, except per share and share data)

Six Months Ended
June 30, 2010
Cash flows from operating activities
Net loss	$(14,545)
Less: Loss on sale of subsidiaries	250
Less: Discontinued operations, net of tax	9,835

Loss from continuing operations	(4,460)

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	9
Net gain related to fair value of warrants	17
Common stock and stock option awards	165
Deferred director stock awards	43
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses:
Prepaid and other current assets	273
Accounts payable, accrued liabilities and other current liabilities	(474)
Deferred compensation	3
Income taxes	(222)

Net cash used in operating activities — continuing operations	(4,646)

Net cash used in operating activities — discontinued operations	(4,006)

Net cash used in operating activities	(8,652)

Cash flows from investing activities
Net cash used in investing activities — discontinued operations	(1,181)

Net cash used in investing activities	(1,181)

Cash flows from financing activities
Increase from short-term borrowing	9,919
Repayment on capital lease obligations	(2)

Net cash provided by financing activities — continuing operations	9,917

Net cash used in financing activities — discontinued operations	(1,469)

Net cash provided by financing activities	8,448

Effects of exchange rate on cash	(852)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,237)

Cash and cash equivalents at beginning of period	9,021

Cash and cash equivalents at end of period	$6,784

Supplemental Disclosures of Cash Flow information
Cash paid during the period for
Interest	$2,578
Taxes	$231
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
Plan of Dissolution and Liquidation
On June 24, 2010, the Company signed a definitive purchase and sale agreement (the “Agreement”) with Chemring Group PLC (“Chemring”) pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. On September 1, 2010, the Company completed the asset sale to Chemring contemplated by the Agreement. Pursuant to the Agreement, Chemring acquired all of the capital stock of Mecar for approximately $45,810 in cash, and separately Chemring acquired substantially all of the assets of Mecar USA for $13,750 in cash and the assumption by Chemring of certain specified liabilities of Mecar USA. A portion of the purchase price was paid through the repayment of certain intercompany indebtedness owed to the Company that would otherwise have been cancelled at closing. $15,000 of the proceeds from the sale was deposited into escrow to secure the Company’s indemnification obligations under the Agreement. The $15,000 of cash plus earned interest income remains in escrow as of June 30, 2011.
In conjunction with the Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”). The Company’s stockholders approved the Plan of Dissolution on September 30, 2010. In response to concerns of certain of the Company’s stockholders, the Company agreed to delay the filing of a certificate of dissolution with the Delaware Secretary of State so that the stockholders may continue to transfer the Company’s common stock while the Company resolves the matters relating to a U.S. Department of Justice (“DOJ”) subpoena. The Company expects to file a Certificate of Dissolution with the Delaware Secretary of State on or about August 31, 2011.
On September 2, 2010, the Company received a staff determination letter (the “Staff Determination”) from NYSE Amex LLC (the “Exchange”). The Staff Determination stated that the Exchange determined that the Company no longer complied with the requirements for continued listing set forth in NYSE Amex LLC Company Guide Section 1003(c)(i) as a result of the sale of substantially all of the Company’s assets. On September 20, 2010, the Company announced that trading of shares of the Company’s common stock had been transferred from the NYSE Amex to the OTCQB™ Marketplace effective September 20, 2010. The Company’s trading symbol is now ADGI. Upon filing the Certificate of Dissolution, the Company’s shares will cease to be publicly traded.
Basis of Presentation
Liquidation Basis of Accounting
With the authorization of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective as the close of business on September 30, 2010. The liquidation basis of accounting will continue to be used by the Company until such time that the plan is terminated.
Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on September 30, 2010, the date of the authorization of the Plan of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were stated at their estimated settlement amounts. Such value estimates were updated by the Company as of December 31, 2010 and June 30, 2011. The majority of net assets in liquidation at December 31, 2010 and June 30, 2011 were highly liquid and did not require significant adjustment as their estimated net realizable value approximates their current book value.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Thousands of Dollars)
Consolidated Statements of Net Assets in Liquidation and Changes in Net Assets in Liquidation are the principal financial statements presented under the liquidation basis of accounting. The valuations of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company’s costs will vary with the length of time it operates under the Plan of Dissolution. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the Plan of Dissolution is in effect and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statement of Net Assets in Liquidation.
The estimated net costs to be incurred during liquidation were $3,390 as of June 30, 2011. The $3,390 in net remaining costs consists of $365 in compensation for former employees and remaining directors; $809 for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $401 for insurance; $1,865 in fees for professional service providers including legal representation relating to the DOJ subpoena; and income tax payments not to exceed $150 for the repatriation of cash balances held in foreign countries; offset by $200 estimated to be received on our cash and short-term investment balances during liquidation. Such estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining leases and the ultimate timing of distributions to its stockholders, but does not include any settlement amounts, fines or penalties, if any, that the Company might incur as a result of the DOJ subpoena or any other legal proceedings. These estimates will be adjusted from time to time as projections and assumptions change.
Following the September 1, 2010 sale of substantially all of our assets, the Company’s liquidation basis accounting has been based on the assumption that the Company would conclude the DOJ/SEC inquiries and make final distributions to stockholders prior to the end of 2012. Accordingly, the estimate of net costs to be incurred during liquidation included anticipated costs to be incurred through December 31, 2012. Due to events beyond the Company’s control, including a recent mistrial in the first of several expected trials of individual defendants implicated in DOJ’s investigation, there has been a delay in the Company’s ability to resume discussions with DOJ and the SEC and the Company has had no substantive contact with either agency since early 2011. For this reason, and based on advice from independent outside counsel, the Company is now estimating that conclusion of the DOJ/SEC inquiries and final distributions to stockholders will not occur until 2013. As a result, the estimate of net costs to be incurred during liquidation now includes estimated costs for 2013.
Going Concern Basis of Accounting
For all periods preceding the authorization of the Plan of Dissolution, the Company’s financial statements are also presented on the going concern basis of accounting. Such financial statements reflect the historical results of operations and changes in cash for the period from January 1, 2010 to June 30, 2010.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
As of June 30, 2011, the consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries, which are as follows:
•	ARC Europe, a Belgian company,

•	Allied Research BV (“BV”), a Dutch company,

•	Allied Research Cooperative (“Coop”) and,

•	ADG Sub USA, Inc. (“Mecar USA”)
On September 1, 2010, Chemring acquired the assets of Mecar USA and the stock of Mecar, a wholly owned subsidiary of ARC Europe. As a result of the acquisition, the Net Income (Loss) for Mecar and Mecar USA has been reclassified to net income (loss) from discontinued operations on the Statement of Operations for the period from January 1, 2010 to June 30, 2010.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
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
The following summarizes the results of discontinued operations for the three and six months ended June 30, 2010 for Mecar and Mecar USA:

	Three Months Ended
	June 30, 2010
	Mecar	Mecar USA	Total

Revenue	$17,282	$1,719	$19,001
Income (loss) before taxes	(6,005)	(610)	(6,615)
Income (loss), net of tax	(6,005)	(609)	(6,614)

	Six Months Ended
	June 30, 2010
	Mecar	Mecar USA	Total

Revenue	$31,498	$7,672	$39,170
Income (loss) before taxes	(9,812)	(15)	(9,827)
Income (loss), net of tax	(9,812)	(23)	(9,835)
NS Microwave Systems, Inc. (NSM)
On August 7, 2009, the Company entered into a Purchase Agreement to sell NSM for $400 in cash and a promissory note in the amount of $1,325 at closing. The note is due 24 months after closing and is subject to a reduction based on certain terms as defined in the Purchase Agreement. On December 31, 2009 and again on June 30, 2010, the Company wrote-off $250, for a total write-off of $500, against the receivable as it was unlikely that one of the Purchase Agreement conditions would be met. As of June 30, 2011, the outstanding amount of the note receivable was $825. The note bears interest at a rate of one-year London Interbank Offered Rate plus 5% subject to a maximum interest cap of 8%.
NOTE 4 — SHORT-TERM INVESTMENTS
Cash in excess of funds required for immediate use by the Company have been invested with the primary goal to preserve capital. As such, the funds are invested in short-term, high-quality, fixed-income securities and are accounted for at fair value. As of June 30, 2011 and December 31, 2010, the fair value of these investments was $31,247 and $18,801 respectively, and was included in short-term investments on the Balance Sheet. An unrealized loss of $343 and $526 was recorded for the three and six months ending June 30, 2011.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Thousands of Dollars)
NOTE 5 — WARRANTS
On March 6, 2006, in conjunction with the issuance of convertible notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. At December 31, 2010, the Company determined the fair value of the warrants was $0. No warrants have been exercised. All warrants expired on March 9, 2011.
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
NOTE 7 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share excludes potential common shares and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share excludes the effects of stock options, warrants and restricted stock (unvested stock awards), if such effect is anti-dilutive. For the three and six months ended June 30, 2010, the Company has excluded warrants, unvested stock awards and stock options from the calculation of loss per share from continuing operations, discontinued operations, and total loss since their effect would be anti-dilutive. Consequently, the basic and diluted weighted average number of common shares is equal to 8,174,363 and 8,174,521 for the three and six months ended June 30, 2010, respectively. The table below shows the calculation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2010:

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Thousands of Dollars)

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Net loss from continuing operations	$(2,526)	$(4,460)
Net loss from discontinued operations, net of tax	(6,864)	(10,085)

Total loss	$(9,390)	$(14,545)

Number of shares:
Weighted average shares outstanding, basic and diluted	8,174,363	8,174,521

Basic and diluted net loss per share from continuing operations	$(0.31)	$(0.55)
Basic and diluted net loss per share from discontinued operations	(0.84)	(1.23)

Basic and diluted net loss per share from total earnings	$(1.15)	$(1.78)

NOTE 8 — OTHER — NET
Other income (expense) included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2010:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010

Net currency transaction gains	$1	$6
Interest expense	(4)	(21)
Miscellaneous — net	8	8

	$5	$(7)

NOTE 9 — SHARE- BASED COMPENSATION
Under the going concern basis of accounting, total share-based compensation was $102 and $145 (including outside directors compensation of $89 and $108) for the three and six months ended June 30, 2010, respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
In conjunction with the Company’s signing a definitive Merger Agreement on January 18, 2010, all equity compensation plans were suspended pending the Company’s merger. Thereafter, no new equity awards were made. With the June 24, 2010 signing of the definitive Sale Agreement, the original Merger Agreement was terminated. The Company’s equity compensation plans are no longer suspended, although no new issuances have been made since June 24, 2010. As of June 30, 2011 and December 31, 2010, there are no outstanding options.
NOTE 10— INDUSTRY SEGMENTS
Prior to September 2010, the Company operated within two operating segments: Mecar and Mecar USA. In September 2010, the Company completed the divesture of Mecar and Mecar USA. As a result, Allied no longer has operating segments. The Company’s continuing operations include only those expenses incurred to support the Company’s corporate headquarters and its non-operating European subsidiaries.
NOTE 11 — PROVISION FOR TAXES
The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. Realization of deferred tax assets is dependent upon generation of sufficient income by the Company in the jurisdictions in which it has operations and, in some cases, by specific location. Because the Company experienced losses in previous years and continued losses in the current year, management recorded a full valuation allowance against the Company’s net deferred tax asset as of June 30, 2011.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(Thousands of Dollars)
As of June 30, 2011 and December 31, 2010, the Company had no unrecognized tax liabilities or benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For the six months ended June 30, 2011, there was no interest or penalties recorded.
In Belgium, the Company is still open to examination by the Belgian tax authorities from 2007 forward. In the United States, the Company is still open to examination from 2007 forward, although carryforward tax attributes that were generated prior to 2007 may still be adjusted upon examination by the U.S. tax authorities if they either have been or will be utilized.
Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with ASC 740 Accounting for Income Taxes. As of December 31, 2010, the Company provided for U.S. tax on foreign earnings of approximately $25,475 that is expected to be repatriated. As of June 30, 2011, $13,757 had been successfully repatriated. In anticipation of the repatriation, the NOL carryforwards are no longer included in the deferred tax assets. Income taxes related to repatriation of cash held in foreign countries is not expected to exceed $350 ($200 paid to date; the balance included in the estimated costs for liquidation). As of June 30, 2010, the fair value of net deferred tax assets is zero due to full valuation allowance.
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
The Company leases domestic office space for the former corporate offices under an operating lease which expires in early 2013. During the quarter ended June 30, 2011, the Company entered into a sublease which will offset a portion of the lease expense during the remainder of the lease.
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
June 30, 2011
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
Indemnification provisions
The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of June 30, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,806 (€5,000), $5,200 and $863, respectively. At June 30, 2011, no amount has been accrued related to these indemnifications as a liability is not deemed probable.
On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 or (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At June 30, 2011, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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
In conjunction with the Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”). The Company’s stockholders approved the Plan of Dissolution on September 30, 2010. In response to concerns of certain of the Company’s stockholders, the Company agreed to delay the filing of a Certificate of Dissolution with the Delaware Secretary of State so that the stockholders may continue to transfer the Company’s common stock while the Company attempts to resolve the matters relating to the U.S. Department of Justice (“DOJ”) subpoena as described below. The Company expects to file a Certificate of Dissolution with the Delaware Secretary of State on or about August 31, 2011.
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
In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, costs to settle remaining leases, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings and sublease payments. Such net costs were estimated to be $3.390 million as of June 30, 2011. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to trade creditors, settle remaining leases and the ultimate timing of distributions to our stockholders, but do not include any settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena or any other legal proceedings.
The Company received a subpoena from the DOJ on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. The DOJ initially limited its request of documents to those relating to an indicted former employee of Mecar USA. The DOJ has subsequently advised the Company that it is conducting an industry-wide review, and therefore the DOJ’s investigation of the Company will be expanded and ongoing. The Company has also received inquiries from the Securities and Exchange Commission (“SEC”) as to this matter. We cannot predict the settlement amounts, fines or penalties, if any, that we might incur as a result of the foregoing. As a result, it is unlikely that any distributions to our stockholders will be made until the matters relating to the DOJ subpoena have been resolved. The period of time required to resolve these matters is uncertain but is expected to take in excess of one year. Furthermore, under the Agreement, the Company has agreed to indemnify Chemring and certain of its related parties from any losses, fines or penalties arising out of, among other things, the completed contracts of Mecar and Mecar USA. We have escrowed $15 million of the cash consideration paid to the Company in the sale to secure our indemnification obligations under the Agreement. These escrowed funds will not be available to the Company for distribution to our stockholders, or otherwise, until released to the Company pursuant to the terms of the Agreement.

In all of our SEC filings following the September 1, 2010 sale of substantially all of our assets, our liquidation basis accounting has been based on the assumption that we would conclude the DOJ/SEC inquiries and make final distributions to stockholders prior to the end of 2012. Accordingly, our estimate of net costs to be incurred during liquidation included anticipated costs to be incurred through December 31, 2012. Due to events beyond our control, including a recent mistrial in the first of several expected trials of individual defendants implicated in DOJ’s investigation, there has been a delay in our ability to resume discussions with DOJ and the SEC and we have had no substantive contact with either agency since early 2011. For this reason, and based on advice from our independent outside counsel, we are now estimating that we may not be able to conclude the DOJ/SEC inquiries and make final distribution to stockholders until 2013. As a result, our estimate of net costs to be incurred during liquidation now includes our estimate of costs for 2013. As our aggregate estimated net costs to be incurred in liquidation now include an additional year of costs, our expected return to the stockholders has decreased.
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
Net Assets in Liquidation
Net assets in liquidation at June 30, 2011 are $44.441 million compared to $45.629 million at December 31, 2010. The change in net assets in liquidation is due to: (i) adjustments of assets to fair value and (ii) adjustments to estimated costs to be incurred during liquidation. The net assets in liquidation per share as of June 30, 2011 has been reduced to $5.40 as compared to $5.54 as of December 31, 2010 and as of March 31, 2011.
We expect to use all of our net assets to complete our Plan of Dissolution, which includes settling existing claims against the Company, including existing litigation and other current liabilities and accrued expenses, and making cash liquidating distributions to our shareholders. Net assets available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, any actual settlement costs for existing claims against the Company (as we have not accrued any amounts for resolution of the DOJ/SEC matter or any other existing claim), or if there are existing, but unknown claims made against us in the future.
Changes in Net Assets in Liquidation During the Six Months Ended June 30, 2011
The change in net assets in liquidation during the six months ended June 30, 2011 is the net effect of valuation changes to the net assets and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value reduced the net assets in liquidation by $0.461 million. The estimated costs to be incurred during liquidation were increased during the quarter by $0.727 million, principally due to our expectation that we will not be able to make final distributions to stockholders until the end of 2013. The net effect was a reduction of $1.188 million in net assets in liquidation for the six months ended June 30, 2011.
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
Our estimated net costs to be incurred during liquidation includes $0.806 million in costs to be incurred in 2013. To the extent that we are able to resolve the DOJ/SEC matter and make final distributions to stockholders prior to the end of 2013, we may be able to minimize certain of these costs and increase our distribution to the stockholders.
Our estimate of $3.390 million in net remaining costs to be incurred during liquidation consists of $0.365 million in compensation for remaining employees and directors; $0.809 million for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $0.401 million for insurance; $1.865 million in fees for professional service providers including legal representation relating to the DOJ subpoena; and $0.15 million in income taxes related to the repatriation of foreign monies; offset by interest income of $0.2 million estimated to be received on our cash and short-term investment balances during liquidation. Our estimates are based on the assumption that liquidation will occur no later than December 31, 2013. As reported in the table below, during the quarter we reduced the estimated net costs to be incurred during liquidation by $901 as we incurred various expenses, net of income received. We increased the estimated net costs an additional $727 due to changes in estimates, primarily due to the extension of the anticipated liquidation term to include calendar year 2013.

Estimated Net Costs to be Incurred During Liquidation				(in thousands)
	December 31,	Changes in	(Costs Incurred)	June 30,
	2010	Estimates	Income Received	2011
Compensation for remaining employees and directors	$398	$136	$(169)	$365
Compliance and other office costs	1,230	(189)	(232)	809
Insurance Fees	351	100	(50)	401
Professional Fees	1,385	750	(270)	1,865
Income Taxes	350	—	(200)	150
Less: interest income on cash and investment balances	(150)	(70)	20	(200)

Total net costs to be incurred during liquidation	$3,564	$727	$(901)	$3,390

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
Employee Severance Payments
The Company entered into employment agreements with certain management personnel at the Company’s subsidiaries and with certain domestic management personnel. These agreements provided for severance payments in the event of termination under certain conditions. In September 2010, the Company paid $1.650 million in satisfaction of its severance obligations to the Company’s management personnel. Employment agreements with employees at Mecar and Mecar USA were assigned as part of the sale transactions.

Leases
The Company leases domestic office space under an operating lease which expires in early 2013. The lease also includes escalation provisions for taxes and operating costs. In April, 2011, the Company subleased the office space for 2011 and 2012 to offset a portion of the rental obligation owed by the Company.
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
Indemnification provisions
The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of June 30, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1.0 million, $0.950 million, $6.806 million (€5.0 million), $5.2 million and $0.863 million, respectively. At June 30, 2011, no amount has been accrued related to these indemnifications as a liability is not deemed probable.
On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.560 million in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15.0 million plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At June 30, 2011, no amount has been accrued related to this indemnification as a liability is not deemed probable.
Future Reporting
The Company expects to file a Certificate of Dissolution with the State of Delaware on or about August 31, 2011. At that time, pursuant to Delaware law, the Company will close its stock transfer books and instruct its stock transfer agent that no further stock transfers be recognized. Accordingly, on that date, the Company’s stock will cease trading on the OTCQB Marketplace. After that date, the Company will be required under Delaware law to maintain a quasi-corporate existence for a period of three years for the limited purpose of winding up its affairs and discharging or making provision for the discharge of its liabilities.
Promptly after the filing of the Certificate of Dissolution, the Company will request a no-action letter from the Securities and Exchange Commission to allow the Company to cease filing Forms 10-K and Q. If this request is granted, the Company will not file any additional Forms 10-K or Q. Instead, the Company expects to provide updated financial information on its website on a quarterly basis and will continue to file Forms 8-K when required.

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
Disclosure Controls and Procedures
Subject to the provisions set forth in the Overview section above, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2011.
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

THE ALLIED DEFENSE GROUP, INC.

/s/ Charles S. Ream

Date: August 12, 2011	Charles S. Ream
Director and Chief Financial Officer