Form 10-Q/A
period 2011-06-30
ALLIED DEFENSE GROUP INC
filed 2011-09-12
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)
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
Explanatory Note
The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Form 10-Q”) of The Allied Defense Group, Inc. for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 12, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).
No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURE
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART II. OTHER INFORMATION
Item 6. Exhibits

Exhibit No.		Description of Exhibits

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	*	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	**	The following materials from The Allied Defense Group, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): .

*	Filed with original Form 10-Q on August 12, 2011.

**	Filed herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.
/s/ Charles S. Ream
Date: September 11, 2011	Charles S. Ream
Director and Chief Financial Officer