Form 10-Q
period 2011-09-30
ALLIED DEFENSE GROUP INC
filed 2011-11-14
CIK 3952

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
The number of shares of registrant’s Common Stock outstanding as of October 31, 2011 was 8,235,195.

THE ALLIED DEFENSE GROUP, INC.
INDEX

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)
(Thousands of Dollars, except per share and share data)

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Cash and cash equivalents	$874	$14,462
Short-term investments	31,485	18,801
Prepaid and other current assets	438	606
Notes receivable	—	875
Property and Equipment, net	—	2
Funds held in escrow	15,012	15,003

TOTAL ASSETS	47,809	49,749

LIABILITIES
Estimated net costs to be incurred during liquidation	3,310	3,564
Accounts payable	169	68
Accrued liabilities	—	399
Income taxes payable	—	2
Other liabilities	90	87

TOTAL LIABILITIES	3,569	4,120

NET ASSETS IN LIQUIDATION	$44,240	$45,629

NUMBER OF SHARES OUTSTANDING	8,235,195	8,235,195
NET ASSETS IN LIQUIDATION PER SHARE	$5.37	$5.54

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Liquidation Basis)
(Unaudited)
(Thousands of Dollars)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2011	2011

Net assets on liquidation basis at beginning of period	$44,441	$45,629

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	(246)	(1,237)
Change in estimated net costs to be incurred during liquidation	45	(152)

Net assets on liquidation basis at end of period	$44,240	$44,240

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Going Concern Basis)
(Unaudited)
(Thousands of Dollars, except per share and share data)

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Revenue	$—	$—

Cost and expenses
Selling and administrative — corporate expenses	3,001	7,469

Operating loss	(3,001)	(7,469)

Other income (expenses)
Interest income	26	38
Net loss on fair value of senior notes and warrants	—	(17)
Other-net	(1,372)	(1,358)

	(1,346)	(1,337)

Loss from continuing operations before income taxes	(4,347)	(8,806)

Income tax expense	—	1

Loss from continuing operations	(4,347)	(8,807)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	48,055	47,805
Loss from discontinued operations	(4,307)	(14,418)

Net income from discontinued operations	43,748	33,387

NET INCOME	$39,401	$24,580

Earnings (Loss) per share — basic and diluted:

Net loss from continuing operations	$(0.53)	$(1.08)
Net income from discontinued operations	5.35	4.08

Total income per share — basic and diluted	$4.82	$3.00

Weighted average number of common shares:

Basic	8,177,559	8,175,580
Diluted	8,177,559	8,182,279
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Going Concern Basis)
(Unaudited)
(Thousands of Dollars)

Nine Months Ended
September 30, 2010

Cash flows from operating activities
Net income	$24,580
Less: Gain on sale of subsidiaries	(47,805)
Plus: Loss on discontinued operations, net of tax	14,418

Loss from continuing operations	(8,807)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	13
Loss on sale of fixed assets	1
Net gain related to fair value of warrants	17
Common stock and stock option awards	171
Deferred director stock awards	43
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses:
Restricted cash	160
Prepaid and other current assets	88
Accounts payable, accrued liabilities and other current liabilities	(62)
Deferred compensation	(156)
Income taxes	(363)

Net cash used in operating activities — continuing operations	(8,895)
Net cash used in operating activities — discontinued operations	—

Net cash used in operating activities	(8,895)

Cash flows from investing activities
Net proceeds from sale of subsidiaries	54,446
Funds deposited in escrow	(15,000)
Net cash used for short-term investment transactions	(20,000)

Net cash provided by investing activities — continuing operations	19,446
Net cash used in investing activities — discontinued operations	—

Net cash provided by investing activities	19,446

Cash flows from financing activities
Net principal payments on long-term debt and capital lease obligations	(1)

Net cash used in financing activities — continuing operations	(1)
Net cash used in financing activities — discontinued operations	—

Net cash used in financing activities	(1)

Effects of exchange rate on cash	850

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,400

Cash and cash equivalents at beginning of period	3,475

Cash and cash equivalents at end of period	$14,875

Supplemental Disclosures of Cash Flow information
Cash paid during the period for:
Interest	$13
Taxes	$373
The accompanying notes are an integral part of these unaudited condensed consolidated statements.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Thousands of Dollars)
NOTE 1 — CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Business Operations
The Allied Defense Group Inc. (“Allied” or the “Company”), a Delaware corporation, previously conducted a multinational defense business engaged in the manufacture and sale of ammunition and ammunition related products for use by the U.S. and foreign governments. Allied’s business was conducted by its two wholly owned subsidiaries: MECAR sprl, formerly Mecar S.A. (“Mecar”), and ADG Sub USA, Inc., formerly Mecar USA, Inc. (“Mecar USA”).
Plan of Dissolution and Liquidation
On June 24, 2010, the Company signed a definitive purchase and sale agreement (the “Agreement”) with Chemring Group PLC (“Chemring”) pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. On September 1, 2010, the Company completed the asset sale to Chemring contemplated by the Agreement. Pursuant to the Agreement, Chemring acquired all of the capital stock of Mecar for approximately $45,810 in cash, and separately Chemring acquired substantially all of the assets of Mecar USA for $13,750 in cash and the assumption by Chemring of certain specified liabilities of Mecar USA. A portion of the purchase price was paid through the repayment of certain intercompany indebtedness owed to the Company that would otherwise have been cancelled at closing. $15,000 of the proceeds from the sale was deposited into escrow to secure the Company’s indemnification obligations under the Agreement. The $15,000 of cash plus earned interest income remains in escrow as of September 30, 2011.
In conjunction with the Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”). The Company’s stockholders approved the Plan of Dissolution on September 30, 2010. In response to concerns of certain of the Company’s stockholders, the Company agreed to delay the filing of a Certificate of Dissolution with the Delaware Secretary of State. The Company filed a Certificate of Dissolution with the Delaware Secretary of State on August 31, 2011. In connection with this filing, the Company’s stock transfer agent has ceased recording transfers of the stock, and the Company’s stock is no longer publicly traded.
Basis of Presentation
Liquidation Basis of Accounting
With the authorization of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective as of the close of business on September 30, 2010. The liquidation basis of accounting will continue to be used by the Company until such time that the plan is terminated and all net assets have been distributed to shareholders.
Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on September 30, 2010, the date of the authorization of the Plan of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were stated at their estimated settlement amounts. Such value estimates were updated by the Company as of December 31, 2010 and September 30, 2011. The majority of net assets in liquidation at December 31, 2010 and September 30, 2011 were highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value. The exception is the short term investments which are subject to changes in market value.
Consolidated Statements of Net Assets in Liquidation and Changes in Net Assets in Liquidation are the financial statements presented under the liquidation basis of accounting. The valuations of assets at their net realizable values and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from the amounts shown herein because of the inherent uncertainty of the estimates. Such differences may be material. In particular, the estimates of the Company’s liquidation costs will vary with the length of time it operates under the Plan of Dissolution. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the Plan of Dissolution is in effect and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Statement of Net Assets in Liquidation.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Thousands of Dollars)
The estimated net costs to be incurred during liquidation were $3,310 as of September 30, 2011. The $3,310 in net remaining costs consists of $387 in compensation for former employees and remaining directors; $814 for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $416 for insurance; $1,743 in fees for professional service providers including legal representation relating to the DOJ subpoena; and income tax payments not to exceed $150 for the repatriation of cash balances held in foreign countries; offset by $200 estimated to be received on our cash and short-term investment balances during liquidation. Such estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining leases and the ultimate timing of distributions to its stockholders, but does not include any settlement amounts, fines or penalties, if any, that the Company might incur as a result of the DOJ subpoena or any other legal proceedings. These estimates will be adjusted from time to time as projections and assumptions change.
Based on advice from our Foreign Corrupt Practices Act (“FCPA”) outside counsel, the Company is now estimating that conclusion of the DOJ/SEC inquiries and final distributions to stockholders will not occur until 2013. As a result, the estimate of net costs to be incurred during liquidation includes estimated costs through 2013.
Going Concern Basis of Accounting
For all periods preceding the authorization of the Plan of Dissolution, the Company’s financial statements are also presented on the going concern basis of accounting. Such financial statements reflect the historical results of operations and changes in cash for the period from January 1, 2010 to September 30, 2010.
NOTE 2 — PRINCIPLES OF CONSOLIDATION
As of September 30, 2011, the consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries, which are as follows:
•	ARC Europe, a Belgian company,

•	Allied Research BV (“BV”), a Dutch company,

•	Allied Research Cooperative (“Coop”) and,

•	ADG Sub USA, Inc. (“Mecar USA”)
On September 1, 2010, Chemring acquired the assets of Mecar USA and the stock of Mecar, a wholly-owned subsidiary of ARC Europe. As a result of the acquisition, the net income (loss) for Mecar and Mecar USA has been reclassified to net income (loss) from discontinued operations on the Statement of Operations for the period from January 1, 2010 to September 30, 2010.
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Thousands of Dollars)
The following summarizes the results of discontinued operations for the three and nine months ended September 30, 2010 for Mecar and Mecar USA:

	Three Months Ended
	September 30, 2010
	Mecar	Mecar USA	Total

Revenue	$6,979	$1,670	$8,649
Loss before taxes	(4,035)	(272)	(4,307)
Loss, net of tax	(4,035)	(272)	(4,307)

	Nine Months Ended
	September 30, 2010
	Mecar	Mecar USA	Total

Revenue	$38,477	$9,342	$47,819
Loss before taxes	(14,122)	(287)	(14,409)
Loss, net of tax	(14,122)	(296)	(14,418)
NS Microwave Systems, Inc. (NSM)
On August 7, 2009, the Company entered into a Purchase Agreement to sell NSM for $400 in cash and a promissory note in the amount of $1,325 at closing. The note was due 24 months after closing, subject to a reduction based on certain terms as defined in the Purchase Agreement. On December 31, 2009 and again on June 30, 2010, the Company wrote-off $250, for a total write-off of $500, against the receivable as it was unlikely that one of the Purchase Agreement conditions would be met. On August 5, 2011, the note was fully repaid and, as a result, the Company received $825 representing the note principal amount.
NOTE 4 — SHORT-TERM INVESTMENTS
Cash in excess of funds required for immediate use by the Company has been invested with the primary goal to preserve capital. As such, the funds are invested in short-term, high-quality, fixed-income securities and are accounted for at fair value. As of September 30, 2011 and December 31, 2010, the fair value of these investments was $31,485 and $18,801, respectively, and was included in short-term investments on the consolidated statements of net assets.
NOTE 5 — WARRANTS
On March 6, 2006, in conjunction with the issuance of convertible notes, the Company issued detachable warrants to the purchasers exercisable for an aggregate of 226,800 shares of Allied common stock. At December 31, 2010, the Company determined the fair value of the warrants was $0. No warrants were exercised. All warrants expired on March 9, 2011.
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
September 30, 2011
(Thousands of Dollars)
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
NOTE 7 — EARNINGS (LOSS) PER SHARE
Basic earnings (loss) per share excludes potential common shares and is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding for the period. The computation of diluted earnings (loss) per share excludes the effects of stock options, warrants and restricted stock (unvested stock awards), if such effect is anti-dilutive. For the three months ended September 30, 2010, the Company has excluded warrants, unvested stock awards and stock options from the calculation of loss per share from continuing operations, discontinued operations, and total loss since their effect would be anti-dilutive. Consequently, the basic and diluted weighted average number of common shares is equal to 8,177,559 and 8,177,559 for the three months ended September 30, 2010 and 8,175,580 and 8,182,279 for the nine months ended September 30, 2010, respectively. The table below shows the calculation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2010:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010

Net loss from continuing operations	$(4,347)	$(8,807)
Net income from discontinued operations, net of tax	43,748	33,387

Total income	$39,401	$24,580

Number of shares:
Weighted average shares outstanding, basic and diluted	8,177,559	8,175,580
Effect of dilutive potential common shares Stock Options	—	6,699

Weighted average number of diluted shares	8,177,559	8,182,279

Basic and diluted net loss per share from continuing operations	$(0.53)	$(1.08)
Basic and diluted net income per share from discontinued operations	5.35	4.08

Basic and diluted net income per share from total earnings	$4.82	$3.00

Basic and diluted weighted average shares are different for the nine months ended September 30, 2010 but per share amounts are the same when rounded to the nearest full cent.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Thousands of Dollars)
NOTE 8 — OTHER — NET
Other income (expense) included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2010:

	Three Months Ended	Nine Months Ended
	Septmber 30, 2010	Septmber 30, 2010
Net currency transaction gains	$(1,374)	$(1,368)
Miscellaneous — net	2	10

	$(1,372)	$(1,358)

NOTE 9 — SHARE- BASED COMPENSATION
Under the going concern basis of accounting, total share-based compensation was $6 and $118 (including outside directors compensation of $89) for the three and nine months ended September 30, 2010, respectively. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.
In conjunction with the Company’s signing a definitive Merger Agreement on January 18, 2010, all equity compensation plans were suspended pending the Company’s merger. Thereafter, no new equity awards were made. With the June 24, 2010 signing of the definitive Sale Agreement, the original Merger Agreement was terminated. The Company’s equity compensation plans have been terminated. As of September 30, 2011 and December 31, 2010, there are no outstanding options.
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
NOTE 11 — PROVISION FOR TAXES
The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. Realization of deferred tax assets is dependent upon generation of sufficient income by the Company in the jurisdictions in which it has operations and, in some cases, by specific location. Because the Company experienced losses in previous years and continued losses in the current year, management recorded a full valuation allowance against the Company’s net deferred tax asset as of September 30, 2011.
As of September 30, 2011 and December 31, 2010, the Company had no unrecognized tax liabilities or benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For the nine months ended September 30, 2011, there were no interest or penalties recorded.
In Belgium, the Company is still open to examination by the Belgian tax authorities from 2007 forward. In the United States, the Company is still open to examination from 2007 forward, although carryforward tax attributes that were generated prior to 2007 may still be adjusted upon examination by the U.S. tax authorities if they either have been or will be utilized.
Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with ASC 740, Accounting for Income Taxes. As of December 31, 2010, the Company provided for U.S. tax on foreign earnings of approximately $25,475 that is expected to be repatriated. As of September 30, 2011, $13,757 had been successfully repatriated. In anticipation of the repatriation, the NOL carryforwards are no longer included in the deferred tax assets. Income taxes related to repatriation of cash held in foreign countries is not expected to exceed $350 ($200 paid to date; the balance included in the estimated costs for liquidation). As of September 30, 2010, the fair value of net deferred tax assets is zero due to full valuation allowance.

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

The Allied Defense Group, Inc.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
(Thousands of Dollars)
Litigation Initiated by Former Employee
A former executive employee of the Company instituted a lawsuit in the Circuit Court for Fairfax County, Virginia against the Company and others alleging fraud, constructive fraud, breach of contract, unjust encroachment, tortuous interference with business expectancy and civil conspiracy, all relating to the former executive employee’s change of control severance agreement. During the three months ended September 30, 2011, the Company settled this lawsuit for a payment of $200.
Litigation Relating to Consulting Agreement (MECAR)
A former consultant to MECAR has initiated a lawsuit in Belgium against MECAR and the Company for unpaid consulting fees in excess of $750. The Company believes that any liability with respect to this matter will be borne by MECAR and not the Company.
Indemnification provisions
The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of September 30, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,806 (€5,000), $5,200 and $863, respectively. At September 30, 2011, no amount has been accrued related to these indemnifications as a liability is not deemed probable.
On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 or (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At September 30, 2011, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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
In conjunction with the Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”). The Company’s stockholders approved the Plan of Dissolution on September 30, 2010. In response to concerns of certain of the Company’s stockholders, the Company agreed to delay the filing of a Certificate of Dissolution with the Delaware Secretary of State. The Company filed a Certificate of Dissolution with the Delaware Secretary of State on August 31, 2011. In connection with this filing, our stock transfer agent has ceased recording transfers of our stock and our stock is no longer publicly traded.
In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, costs to settle remaining leases, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings and sublease payments. Such net costs were estimated to be $3.310 million as of September 30, 2011. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to trade creditors, settle remaining leases and the ultimate timing of distributions to our stockholders, but do not include any settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena or any other legal proceedings.
The Company received a subpoena from the Department of Justice (“DOJ”) on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. The DOJ initially limited its request of documents to those relating to an indicted former employee of Mecar USA. The DOJ has subsequently advised the Company that it is conducting an industry-wide review, and therefore the DOJ’s investigation of the Company will be expanded and ongoing. The Company has also received inquiries from the Securities and Exchange Commission (“SEC”) as to this matter. We cannot predict the settlement amounts, fines or penalties, if any, that we might incur as a result of the foregoing. As a result, it is unlikely that any distributions to our stockholders will be made until the matters relating to the DOJ subpoena have been resolved. The period of time required to resolve these matters is uncertain but is expected to take in excess of one year. Furthermore, under the Agreement, the Company has agreed to indemnify Chemring and certain of its related parties from any losses, fines or penalties arising out of, among other things, the completed contracts of Mecar and Mecar USA. We have escrowed $15 million of the cash consideration paid to the Company in the sale to secure our indemnification obligations under the Agreement. These escrowed funds will not be available to the Company for distribution to our stockholders, or otherwise, until released to the Company pursuant to the terms of the Agreement.
Based on advice from our Foreign Corrupt Practices Act (“FCPA”) outside counsel, we are now estimating that we may not be able to conclude the DOJ/SEC inquiries and make final distribution to stockholders until 2013. As a result, our estimate of net costs to be incurred during liquidation includes our estimate of costs through 2013.

Prior to September 2010, the Company operated within two operating segments: Mecar and Mecar USA. Allied, the parent company, provided oversight and corporate services to its subsidiaries and had no operating activities. With the completion of the September 2010 sale, Allied no longer has operating segments. The Company is being managed by its two directors who are also serving as the Company’s Chief Executive Officer and Chief Financial Officer. The Company no longer has any full-time employees. Allied no longer conducts any active business operations and is winding-up its affairs as set forth above.
Net Assets in Liquidation
Net assets in liquidation at September 30, 2011 are $44.240 million compared to $45.629 million at December 31, 2010. The change in net assets in liquidation is due to: (i) adjustments of assets to fair value and (ii) adjustments to estimated costs to be incurred during liquidation. The net assets in liquidation per share as of September 30, 2011 have been reduced to $5.37 as compared to $5.54 as of December 31, 2010 and March 31, 2011 and $5.40 as of June 30, 2011.
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
Changes in Net Assets in Liquidation During the Three Months Ended September 30, 2011
The change in net assets in liquidation during the three months ended September 30, 2011 is the net effect of valuation changes to the net assets and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value decreased the net assets in liquidation by $0.246 million. The estimated net costs to be incurred during liquidation decreased by $0.045 million. The net effect was a reduction of $0.201 million in net assets in liquidation for the three months ended September 30, 2011.
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
The table below reconciles the changes during the quarter ended September 30, 2011, in the estimated net costs to be incurred during liquidation. Actual costs, net of interest income received, incurred during the three months ended September 30, 2011 reduce the remaining estimated net costs to be incurred during liquidation. An updated estimate of remaining estimated net costs to be incurred during liquidation is prepared and reflected in the net assets in liquidation.

	(in thousands)
	June 30,	Changes in	(Costs Incurred)	September 30,
Estimated Net Costs to be Incurred During Liquidation	2011	Estimates	Income Received	2011
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$365	$61	$(39)	$387
Compliance and other office costs	809	342	(337)	814
Insurance Fees	401	240	(225)	416
Professional Fees	1,865	38	(160)	1,743
Income Taxes	150	—	—	150

Subtotal	3,590	681	(761)	3,510
Accrued liabilities	223	(223)	—	—

Subtotal	3,813	458	(761)	3,510
Less: interest income on cash and investment balances	(200)	(503)	503	(200)

Total net costs to be incurred during liquidation	$3,613	$(45)	$(258)	$3,310

The Company incurred net liquidating costs of $258,000 during the quarter ended September 30, 2011. The estimated net costs to be incurred decreased by $45,000, including accrued liabilities that were combined with estimated net costs to be incurred during liquidation. Three primary factors caused the gross increase of $458,000 in the estimated costs during the quarter. First, in order to estimate costs to be incurred during liquidation, the Company includes an estimate of defense costs (including attorney’s fees) but does not include any estimates of settlement amounts, fines or penalties for any legal proceedings. As a result, any settlement amounts, fines or penalties we incur will reduce our net assets in liquidation. The Company settled a lawsuit filed by a former executive officer of the Company for a payment of $200,000. This settlement accounts for a reduction in our net assets in liquidation by approximately $150,000 for compliance and other office costs ($200,000 less estimated defense costs which will not be incurred due to the settlement prior to trial). Secondly, after the filing of the Certificate of Dissolution, the Company requested a no-action letter from the Securities and Exchange Commission to allow the Company to cease filing Forms 10-K and Q. During the three months ended September 30, 2011, the request was denied and the Company will continue to file Forms 10-K and 10-Q causing an increase of $260,000 for related professional services required to prepare such filings including audit and consulting fees. Third, the Company increased the estimate for the insurance costs for the remaining liquidation period from original estimates by $50,000.
Changes in Net Assets in Liquidation During the Nine Months Ended September 30, 2011
The change in net assets in liquidation during the nine months ended September 30, 2011 is the net effect of valuation changes to the net assets and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value reduced the net assets in liquidation by $1.237 million. The estimated net costs to be incurred during liquidation were decreased during the nine months ended September 30, 2011 by $0.152 million. The combined effect was a reduction of $1.389 million in net assets in liquidation for the nine months ended September 30, 2011.
The adjustment of assets to fair value consists primarily of adjustments of short term investments to fair market value. The unrealized loss associated with the short term investments is due to the Company’s purchase of financial instruments with interest rates above market and therefore are purchased at a premium to their maturity value with an initial unrealized loss. This higher current period interest income is offset in part by the unrealized loss. The unrealized loss will be absorbed against the interest income received as the instruments mature.
Our estimated costs to be incurred during liquidation consist of $0.836 million, $1.681 million, and $0.992 million in costs to be incurred in 2011, 2012, and 2013, respectively. The total costs are offset by anticipated interest income of $0.2 million related to short-term investments. To the extent that we are able to resolve the DOJ/SEC matter and make final distributions to stockholders prior to the end of 2013, we may be able to minimize certain of these costs and increase our distribution to the stockholders.
Our estimate of $3.310 million in net remaining costs to be incurred during liquidation consists of $0.387 million in compensation for remaining employees and directors; $0.814 million for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $0.416 million for insurance; $0.1743 million in fees for professional service providers including legal representation relating to the DOJ subpoena; and $0.15 million in income taxes related to the repatriation of foreign monies; offset by interest income of $0.2 million estimated to be received on our cash and short-term investment balances during liquidation. Our estimates are based on the assumption that liquidation will occur no later than December 31, 2013. As reported in the table below, during 2011 we reduced the estimated net costs to be incurred during liquidation by $0.805 million as we incurred various expenses, net of income received. We increased the estimated net costs an additional $0.152 million due to changes in estimates, primarily due to the extension of the anticipated liquidation terms to include fiscal year 2013.
The table below reconciles the changes during the nine months ended September 30, 2011, in the estimated net costs to be incurred during liquidation.

	(in thousands)
	December 31,	Changes in	(Costs Incurred)	September 30,
Estimated Net Costs to be Incurred During Liquidation	2010	Estimates	Income Received	2011
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$398	$197	$(208)	$387
Compliance and other office costs	1,230	153	(569)	814
Insurance Fees	351	340	(275)	416
Professional Fees	1,385	788	(430)	1,743
Income Taxes	350	—	(200)	150

Subtotal	3,714	1,478	(1,682)	3,510
Accrued liabilities	399	(223)	(176)	—

Subtotal	4,113	1,255	(1,858)	3,510
Less: interest income on cash and investment balances	(150)	(1,103)	1,053	(200)

Total net costs to be incurred during liquidation	$3,963	$152	$(805)	$3,310

In addition to the factors mentioned above for the three month period ended September 30, 2011, the decrease in the net assets in liquidation per share during the nine months ended September 30, 2011 is attributable to increased estimated liquidation costs for 2013. As of December 31, 2010, the Company assumed that the DOJ/SEC inquiries would be concluded and the Company would make final distributions to stockholders prior to the end of 2012. Accordingly, the estimate of net costs to be incurred during liquidation included anticipated costs to be incurred through December 31, 2012. Due to events beyond the Company’s control, including a recent mistrial in the first of several expected trials of individual defendants implicated in DOJ’s investigation, there has been a delay in the Company’s ability to resume discussions with DOJ and the SEC and the Company has had no substantive contact with either agency since early 2011. For this reason, and based on advice from independent outside counsel, the Company is now estimating that conclusion of the DOJ/SEC inquiries and final distributions to stockholders will not occur until 2013. As a result, the estimate of net costs to be incurred during liquidation was increased during the nine months ended September 30, 2011 to include estimated costs of $0.992 million for 2013.
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
Litigation Initiated by Former Employee
A former executive employee of the Company instituted a lawsuit in the Circuit Court for Fairfax County, Virginia against the Company and others alleging fraud, constructive fraud, breach of contract, unjust encroachment, tortuous interference with business expectancy and civil conspiracy, all relating to the former executive employee’s change of control severance agreement. During the three months ended September 30, 2011, the Company settled this lawsuit for a payment of $0.2 million.
Litigation Relating to Consulting Agreement (MECAR)
A former consultant to MECAR has initiated a lawsuit in Belgium against MECAR and the Company for unpaid consulting fees in excess of $0.75 million. The Company believes that any liability with respect to this matter will be borne by MECAR and not the Company.
Indemnification provisions
The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of September 30, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1.0 million, $0.950 million, $6.806 million (€5.0 million), $5.2 million and $0.863 million, respectively. At September 30, 2011, no amount has been accrued related to these indemnifications as a liability is not deemed probable.
On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.560 million in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15.0 million plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At September 30, 2011, no amount has been accrued related to this indemnification as a liability is not deemed probable.
Future Reporting
The Company filed a Certificate of Dissolution with the State of Delaware on August 31, 2011 and the Company has closed its stock transfer books and instructed its stock transfer agent that no further stock transfers be recognized. Accordingly, the Company’s stock has ceased trading on the OTCQB Marketplace. The Company is required under Delaware law to maintain a quasi-corporate existence for a period of three years for the limited purpose of winding up its affairs and discharging or making provision for the discharge of its liabilities.
Promptly after the filing of the Certificate of Dissolution, the Company requested a no-action letter from the Securities and Exchange Commission to allow the Company to cease filing Forms 10-K and Q. The Securities and Exchange Commission has rejected this request; accordingly, the Company will continue to file all required Forms 10-K and 10-Q.

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
Disclosure Controls and Procedures
Subject to the provisions set forth in the Overview section above, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2011.
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

Litigation Initiated by Former Employee
A former executive employee of the Company instituted a lawsuit in the Circuit Court for Fairfax County, Virginia against the Company and others alleging fraud, constructive fraud, breach of contract, unjust encroachment, tortuous interference with business expectancy and civil conspiracy, all relating to the former executive employee’s change of control severance agreement. During the three months ended September 30, 2011, the Company settled this lawsuit for a payment of $0.2 million.
Litigation Relating to Consulting Agreement (MECAR)
A former consultant to MECAR has initiated a lawsuit in Belgium against MECAR and the Company for unpaid consulting fees in excess of $0.75 million. The Company believes that any liability with respect to this matter will be borne by MECAR and not the Company.

Item 1A.	Risk Factors
Not required for a smaller reporting company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Reserved)

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the third quarter of 2011 filed with the SEC formatted in Extensible Business Reporting Language (XBRL):

       (i) Consolidated Statements of Net Assets as of September 30, 2011 and December 31, 2010 (liquidation basis); (ii) Consolidated Statement of Changes in Net Assets for the three and nine months ended September 30, 2011 (liquidation basis); (iii) Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010 (going concern basis); and (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 (going concern basis).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.
/s/ Charles S. Ream
Date: November 14, 2011	Charles S. Ream
Director and Chief Financial Officer