Form 10-K
period 2011-12-31
ALLIED DEFENSE GROUP INC
filed 2012-03-23
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES  ☑    NO  ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2011, the last day of the registrant’s most recently completed second fiscal quarter, was $29,471,514. For purposes of this determination, only our directors, including any indirect holdings of such directors as reported in Item 11 of this Form 10-K, and executive officers have been deemed affiliates.

The number of shares of registrant’s Common Stock outstanding as of February 29, 2012, was 8,235,195.

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

In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, costs to settle remaining leases, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings. Such net costs were estimated to be $2.688 million as of December 31, 2011. Our estimates are based on assumptions regarding our ability to settle outstanding obligations to trade creditors, settle remaining leases and the ultimate timing of distributions to our stockholders, but do not include any settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena or any other legal proceedings.

The Company received a subpoena from the Department of Justice (“DOJ”) on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. The DOJ initially limited its request of documents to those relating to an indicted former employee of Mecar USA. The DOJ has subsequently advised the Company that it is conducting an industry-wide review, and therefore the DOJ’s investigation of the Company will be expanded and ongoing. The Company has also received inquiries from the Securities and Exchange Commission (“SEC”) as to this matter. We cannot predict the settlement amounts, fines or penalties, if any, that we might incur as a result of the foregoing. As a result, it is unlikely that any distributions to our stockholders will be made until the matters relating to the DOJ subpoena have been resolved. The remaining period of time required to resolve these matters is uncertain but is expected to take in excess of one year. Furthermore, under the Agreement, the Company has agreed to indemnify Chemring and certain of its related parties from any losses, fines or penalties arising out of, among other things, the completed contracts of Mecar and Mecar USA. We have agreed to escrow $15 million of the cash consideration paid to the Company in the sale to secure our indemnification obligations under the Agreement. These escrowed funds will not be available to the Company for distribution to our stockholders, or otherwise, until released to the Company pursuant to the terms of the Agreement.

Based on advice from our Foreign Corrupt Practices Act (“FCPA”) outside counsel, we are now estimating that we may not be able to conclude the DOJ/SEC inquiries and make final distribution to stockholders until 2013. As a result, our estimate of net costs to be incurred during liquidation includes our estimate of costs through December 31, 2013.

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

Allied’s principal executive offices are located at 120 E. Baltimore Street, Suite 2100, Baltimore, Maryland 21202. Allied continues to lease its prior principal executive office, consisting of approximately 6,400 square feet in Vienna, Virginia, and the lease expires in February 2013. Allied has subleased this space to an unaffiliated third party through the term of the lease.

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

Subsequently, the Company received notice from the DOJ that indicated that it would request additional documents and expand its review beyond matters relating to the indicted former employee of Mecar USA. The Company understands that the DOJ’s expanded review is in connection with an industry-wide review. The Company has also received inquiries from the SEC as to this matter.

The Company is cooperating with the DOJ and the SEC and has been complying with the DOJ’s subpoena and the SEC’s requests for information. The Company’s response to the DOJ and SEC inquiries is being overseen by the Company’s Board of Directors. The Board of Directors is being assisted in these matters by outside counsel. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on our plan to return the net proceeds of the Chemring sale to our stockholders.

Litigation Relating to Consulting Agreement (MECAR)

A former consultant to MECAR has initiated a lawsuit in Belgium against MECAR and the Company for unpaid consulting fees in excess of $0.75 million. This lawsuit was settled in the fourth quarter of 2011 without any payment by the Company.

Other Litigation

In 2010 and 2011, the Company settled lawsuits filed against the Company by a former service provider and by a former executive officer of the Company. The Company paid approximately $0.230 million to settle these lawsuits.

Indemnification provisions

The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of December 31, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1 million, $0.95 million, $6.5 million, $5.2 million and $0.863 million, respectively. At December 31, 2011, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.56 million in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15 million plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At December 31, 2011, no amount has been accrued related to this indemnification as a liability is not deemed probable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Allied’s Common Stock was listed for trading on the NYSE Alternext Exchange (formerly American Stock Exchange) until September 20, 2010. From that date through the end of August, 2011, the Company’s stock traded in the over-the-counter market under the trading symbol ADGI. The Company’s stock ceased trading after the Company filed a certificate of dissolution in Delaware on August 31, 2011. The table below shows the high and low sales prices of Allied’s Common Stock during 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	High	Low	High	Low
1st Quarter	$3.75	$3.25	$7.25	$4.51
2nd Quarter	$3.58	$3.15	$7.25	$1.85
3rd Quarter	$3.50	$2.97	$3.72	$2.22
4th Quarter	N/A	N/A	$3.48	$2.30

Stockholders. The number of holders of record of the Common Stock at August 31, 2011 was 725. We closed our stock transfers on August 31, 2011.

Dividends. There have been no dividends declared or paid by Allied since November 1992.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, costs to settle remaining leases, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings and sublease payments. Such net costs were estimated to be $2.688 million as of December 31, 2011. Our estimates are based on assumptions regarding our ability to settle outstanding obligations and the ultimate timing of distributions to our stockholders, but do not include any settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena or any other legal proceedings.

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

In late February, 2012, the DOJ dismissed charges against all individuals indicted in the FCPA sting operation, including the former employee of MECAR USA. The Company has subsequently requested that the DOJ consider the Company’s status in its investigation so that the Company may move forward with distributions to Company stockholders. No distributions to stockholders are expected prior to resolution of the DOJ and SEC inquiries and completion of the Delaware dissolution process which includes notice to creditors and publication of the dissolution, followed by a petition to the Delaware courts.

Based on advice from our Foreign Corrupt Practices Act (“FCPA”) outside counsel, we are now estimating that we may not be able to conclude the DOJ/SEC inquiries, complete the Delaware dissolution process and make final distribution to stockholders until 2013. As a result, our estimate of net costs to be incurred during liquidation includes our estimate of costs through December 31, 2013.

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

Net Assets in Liquidation

Net assets in liquidation at December 31, 2011 are $44.333 million compared to $45.629 million at December 31, 2010. The change in net assets in liquidation is due to: (i) adjustments of assets to fair value, (ii) income earned on investments, and (iii) adjustments to estimated costs to be incurred during liquidation. The net assets in liquidation per share as of December 31, 2011 has been adjusted to $5.38 as compared to $5.54 as of December 31, 2010 and March 31, 2011, $5.40 as of June 30, 2011 and $5.37 as of September 30, 2011.

We expect to use all of our net assets to complete our Plan of Dissolution, which includes settling existing claims against the Company, including current liabilities and accrued expenses, and making cash liquidating distributions to our shareholders. Net assets available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, any actual settlement costs for existing claims against the Company (as we have not accrued any amounts for resolution of the DOJ/SEC matter or any other existing claim), or if there are existing, but unknown claims made against us in the future.

Changes in Net Assets in Liquidation During the Three Months Ended December 31, 2011

The table below summarizes the changes in net assets during the three months ended December 31, 2011:

September 30,
Three Months
Ended
December 31, 2011
(in thousands)

Net assets on liquidation basis at beginning of period	$44,240

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	(341)
Decrease in estimated net costs to be incurred during liquidation	71
Adjust estimated income to be earned during liquidation	363

Net assets on liquidation basis at end of period	$44,333

The change in net assets in liquidation during the three months ended December 31, 2011 is the net effect of valuation changes to the net assets, income earned on assets, and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value decreased the net assets in liquidation by $0.341 million. The estimated net costs to be incurred during liquidation decreased by $0.071 million. Estimated income earned during liquidation increased by $0.363 million. The net effect was an increase of $0.093 million in net assets in liquidation for the three months ended December 31, 2011.

The adjustment of assets to fair value is the reduction of short term investments to fair market value. The unrealized loss associated with the short term investments is due to the Company’s purchase of financial instruments with interest rates above market and therefore are purchased at a premium to their maturity value with an initial unrealized loss. The unrealized loss will be absorbed against the interest income received as the instruments mature.

The table below reconciles the changes during the quarter ended December 31, 2011, in the estimated net costs to be incurred during liquidation. Actual costs, net of interest income received, incurred during the three months ended December 31, 2011 reduce the remaining estimated net costs to be incurred during liquidation. An updated estimate of remaining estimated net costs to be incurred during liquidation is prepared and reflected in the changes in estimates column.

	September 30,	September 30,	September 30,	September 30,
	(in thousands)
	September 30,	Changes in	(Costs Incurred)	December 31,
Estimated Net Costs to be Incurred During Liquidation	2011	Estimates	Income Received	2011
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$387	$(24)	$(66)	$297
Compliance and other office costs	814	(187)	(63)	564
Insurance Fees	416	114	(209)	321
Professional Fees	1,743	26	(213)	1,556
Income Taxes	150	—	—	150

Subtotal	3,510	(71)	(551)	2,888
Less: interest income on cash and investment balances	(200)	(363)	363	(200)

Total estimated net costs to be incurred during liquidation	$3,310	$(434)	$(188)	$2,688

As of September 30, 2011, the estimated total net costs to be incurred during liquidation was $3.310 million, consisting of $3.510 million estimated costs offset by $0.200 million of investment income. During the quarter ended December 31, 2011, $0.551 million of costs were incurred. The estimate of costs to be incurred during liquidation was reduced by $0.071 million. This is the net effect of a $0.114 million increase in insurance costs, primarily for directors and officers liability insurance, and a $0.187 million decrease in compliance costs for accounting and legal services. As of December 31, 2011, the estimate of remaining costs to be incurred through 2013 is $2.888 million. Future investment income is estimated to be $0.200 million resulting in estimated total net costs to be incurred during liquidation of $2.688 million as of December 31, 2011.

Changes in Net Assets in Liquidation During the Twelve Months Ended December 31, 2011

The table below summarizes the changes in net assets during the twelve months ended December 31, 2011:

September 30,
Twelve Months
Ended
December 31, 2011
(in thousands)

Net assets on liquidation basis at beginning of period	$45,629

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	(1,577)
Increase in estimated net costs to be incurred during liquidation	(1,184)
Adjust estimated income to be earned during liquidation	1,465

Net assets on liquidation basis at end of period	$44,333

The change in net assets in liquidation during the twelve months ended December 31, 2011 is the net effect of valuation changes to the net assets, income earned on investments and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value decreased the net assets in liquidation by $1.577 million. The estimated net costs to be incurred during liquidation increased by $1.184 million. Adjusting estimated income to be earned during liquidation increased the net assets in liquidation by $1.465 million. The net effect was a reduction of $1.296 million in net assets in liquidation for the twelve months ended December 31, 2011.

The adjustment of assets to fair value is the reduction of short term investments to fair market value. The unrealized loss associated with the short term investments is due to the Company’s purchase of financial instruments with interest rates above market and therefore are purchased at a premium to their maturity value with an initial unrealized loss. The unrealized loss is absorbed against the interest income received as the instruments mature.

Our estimated costs to be incurred during liquidation consist of $1.711 million and $1.177 million in costs to be incurred in 2012 and 2013, respectively. The total costs are offset by anticipated income of $0.2 million related to short-term investments. To the extent that we are able to resolve the DOJ/SEC matter and make final distributions to stockholders prior to the end of 2013, we may be able to minimize certain of these costs and increase our distribution to the stockholders.

Our estimate of $2.688 million in net remaining costs to be incurred during liquidation consists of $0.297 million in compensation for remaining employees and directors; $0.564 million for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $0.321 million for insurance; $1.556 million in fees for professional service providers including legal representation relating to the DOJ subpoena; and $0.150 million in income taxes related to the repatriation of foreign monies; offset by interest income of $0.2 million estimated to be received on our cash and short-term investment balances during liquidation. Our estimates are based on the assumption that liquidation will occur no later than December 31, 2013.

The table below reconciles the changes during the twelve months ended December 31, 2011, in the estimated net costs to be incurred during liquidation:

	September 30,	September 30,	September 30,	September 30,
	(in thousands)
	December 31,	Changes in	(Costs Incurred)	December 31,
Estimated Net Costs to be Incurred During Liquidation	2010	Estimates	Income Received	2011
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$398	$173	$(274)	$297
Compliance and other office costs	1,230	(34)	(632)	564
Insurance Fees	351	454	(484)	321
Professional Fees	1,385	814	(643)	1,556
Income Taxes	350	—	(200)	150

Subtotal	3,714	1,407	(2,233)	2,888
Accrued liabilities	399	(223)	(176)	—

Subtotal	4,113	1,184	(2,409)	2,888
Less: interest income on cash and investment balances	(150)	(1,465)	1,415	(200)

Total estimated net costs to be incurred during liquidation	$3,963	$(281)	$(994)	$2,688

As of December 31, 2010, the estimate of net costs to be incurred during liquidation was $3.963 million, consisting of $4.113 million in estimated costs, offset by $0.150 million in estimated investment income. During the year ended December 31, 2011, $2.409 million in costs were incurred. The estimate of costs to be incurred increased by $1.184 million during the year, decreasing the net assets in liquidation per share by $0.15.

The primary causes for the increase were the extension of the liquidation period through 2013 based on advice of FCPA counsel ($0.800 million), the settlement of litigation with a former executive of the Company ($0.200 million), and additional accounting and legal fees costs to be incurred as a result of the direction by the Securities and Exchange Commission staff that the Company must continue to file quarterly and annual financial statements ($0.250 million) and an increase in the premium costs for directors and officers liability insurance ($0.150 million). These increases were offset by the estimate of sublease income from the Company’s former executive offices ($0.200 million).

The estimate of investment income increased by $1.465 million during the year. This is an offset to the fair market value adjustment for investments and reduces the change in net costs in liquidation to $0.281 million.

Results of Operations (Going Concern Basis)

For all periods preceding the authorization of the Plan of Dissolution, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from January 1, 2010 to September 30, 2010. Accordingly, the following discussion of the results of operations includes the period for the nine months ended September 30 as reflected in the Consolidated Statements of Operations.

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

Allied had a net loss from continuing operations of $8.81 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2010, the Company had net income of $33.66 million from discontinued operations. Net income was $24.86 million for the nine months ended September 30, 2010. Results for 2010 were favorably impacted by the gains recognized from the sale of both Mecar and Mecar USA.

The table below sets forth certain condensed consolidated statement of operations data for the nine months ended September 30, 2010:

September 30,
Nine Months Ended
September 30, 2010
(in thousands)

Revenues	$—

Cost and expenses
Selling and administrative—corporate expenses	7,469

Operating loss	(7,469)

Other income (expenses)
Interest income	38
Net loss on fair value of senior notes and warrants	(17)
Other-net	(1,358)

(1,337)

Loss from continuing operations before income taxes	(8,806)

Income tax expense	1

Loss from continuing operations	(8,807)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	48,081
Loss from discontinued operations	(14,418)

Net income from discontinued operations	33,663

NET INCOME	$24,856

Earnings (Loss) per share—basic and diluted:

Net loss from continuing operations	$(1.08)
Net income from discontinued operations	4.12

Total income per share—basic and diluted	$3.04

Weighted average number of common shares:

Basic	8,175,580
Diluted	8,182,279

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

•	Estimates of the potential liability associated with litigation and government investigation

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

•

Fair Value of financial instruments. The fair values for substantially all of our financial assets and financial liabilities are based on observable prices and inputs and are classified in level 1 of the hierarchy.

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

Commitments and Contingencies

DOJ Subpoena

On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. See Note B (DOJ – Legal Proceedings) for additional information regarding the DOJ matter.

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

Indemnification provisions

The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of September 30, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1.0 million, $0.950 million, $6.474 million (€5.0 million), $5.2 million and $0.863 million, respectively. At December 31, 2011, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.560 million in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15 million plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At December 31, 2011, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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

Promptly after the filing of the Certificate of Dissolution, the Company requested a no-action letter from the Securities and Exchange Commission to allow the Company to cease filing Forms 10-K and 10-Q. The Securities and Exchange Commission has rejected this request; accordingly, the Company will continue to file all required Forms 10-K and 10-Q.

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

There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item. BDO USA, LLP was the Company’s independent registered public accounting firm for both 2011 and 2010.

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

Disclosure Controls and Procedures

Subject to the provisions set forth in the Overview section above, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2011.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) of the Exchange Act) during the fourth quarter of fiscal year 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2011 which was not so disclosed.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the directors of Allied:

Name of Nominee	Year in which first elected a director	Age	Principal business occupation for past five years and other directorships
John G. Meyer, Jr.	2003	67	Consultant; Chief Executive Officer of RedX Defense, Inc., a provider of explosive detection devices from July 2009 to September 2009; serves as a director of Heckler & Koch since 2005; Chief Executive Officer of Heckler & Koch, a defense contractor, from June 2005 – August 2007; Chief Executive Officer of the Company from June 2003 – June, 2005; President of the Company from January 2003 – June 2005; Chief Operating Officer of the Company from January 2001 – May 2003; Executive Vice President of the Company from January 2001 – January 2003; retired from United States Army having served as its most senior Public Affairs Officer. Mr. Meyer has proven business acumen, having served as the chief executive officer of several defense industry companies including serving as the Chief Executive Officer of the Company from 2003 to 2005. His military background provides the Board with relevant industry experience. Mr. Meyer currently serves on the board of Cyalume Technologies, Inc. as well as three non-public companies.

Charles S. Ream	2006	68	Retired as the Executive Vice President and Chief Financial Officer of Anteon International Corporation, having served in that capacity from 2003-2006; Senior Vice President and Chief Financial Officer of Newport News Shipbuilding Inc. from 2000-2001; Senior Vice President of Finance and Strategic Initiatives of Raytheon Systems Company from 1998-2000. Also currently a director of Aeroflex Holdings Corp., and previously a director of Vangent, Inc. (2007-2011), DynCorp International (2006-2010), and Stanley, Inc. (2006-2010). Mr. Ream’s experience brings to the Board a strong understanding of public company governance and operations. Mr. Ream has extensive financial experience as having served as a chief financial officer at several industry related companies. Mr. Ream is a certified public accountant (inactive).

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

Based solely upon a review of a copy of the Section 16(a) filing received by the Company during or with respect to 2011, the Company believes that each filing required to be made pursuant to Section 16(a) of the Exchange Act and with respect to 2011 was filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

As Of December 31, 2011

	Sept 30,	Sept 30,		Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
Name and Principal Position	Year	Salary		Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation on ($)	Total ($)
John G. Meyer, Jr., Chief Executive	2011	$54,000	(1)							$54,000
Officer from and after September 1, 2010	2010	$54,000	(1)							$54,000
Charles S Ream, Chief Financial	2011	$54,000	(1)							$54,000
Officer from and after September 1, 2010	2010	$54,000	(1)							$54,000

(1)	Salary paid as director’s compensation

COMPENSATION OF DIRECTORS

Each director is compensated for service at the annual rate of $54,000. The Company also reimburses directors for out-of-pocket expenses incurred in connection with their service.

DIRECTOR COMPENSATION FOR 2011

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Name	Fees Earned or Paid in Cash ($)	Stock Awards	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John G. Meyer, Jr.	$54,000						$54,000

Charles S. Ream	$54,000						$54,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the shares of the Company’s common stock which is held by the only persons known to the Company to be the beneficial owners of more than 5% of such common stock based upon the most recent filings made by the undersigned with the Securities and Exchange Commission and other information obtained by the Company:

	September 30,	September 30,
Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Southpaw Asset Management(2)	838,569	10.2%
Water Island Capital, LLC(3)	689,203	8.4%
AQR Capital Management, LLC(4)	555,790	6.7%
Dimensional Fund Advisors LP(5)	504,833	6.1%
Gabelli Funds, LLC (6)	420,247	5.1%

(1)	Based upon 8,235,195 shares of common stock outstanding as of December 31, 2011.

(2)

Ownership information as of December 31, 2011, based on information in a Form 13G filed with the SEC on January 20, 2012, by Southpaw Credit Opportunity Master Fund LP, Southpaw Asset Management LP, Southpaw Holdings LLC, Kevin Wyman and Howard Golden, Two Greenwich Office Park, Greenwich, CT 06831.

(3)

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

(4)

Ownership information as of December 31, 2011, based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2012 by AQR Capital Management, LLC (“AQR”). AQR possesses shared voting power of 555,790 shares of our common stock and shared investment power of 555,790 shares of our common stock. The principal business address of AQR is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(5)

Ownership information as of December 31, 2011, based on information contained in a Schedule 13G/A filed with the SEC on February 14, 2012 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional possess sole voting power of 497,420 shares of our common stock and sole investment power of 504,833 shares of our common stock. Dimensional, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, as amended, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, as amended, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Dimensional Funds”). In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Dimensional Funds. In its role as investment adviser, sub-adviser and/or manager, neither Dimensional nor its subsidiaries possesses voting and/or investment power over our securities that are owned by the Dimensional Funds, and may be deemed to be the beneficial owner of our shares of common stock held by the Dimensional Funds. However, all shares reported on Dimensional’s Schedule 13G/A are owned by the Dimensional Funds. Dimensional disclaims beneficial ownership of such securities. The principal business address of Dimensional is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.

(6)

Ownership information, based on information contained in a Schedule 13D filed with the SEC on December 13, 2010 by Gabelli Funds, LLC (“Gabelli”). Gabelli possesses shared voting power of 420,247 shares of our common stock and shared investment power of 420,247 shares of our common stock. The principal business address of Gabelli is One Corporate Center, Rye, New York 10580-1435.

The following information is furnished as of December 31, 2011, with respect to the beneficial ownership by management of the Company’s common stock:

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

The following table sets forth the fees billed to the Company by BDO USA, LLP (BDO) for audit and other services provided for 2011 and 2010, including work in connection with quarterly reviews:

	September 30,	September 30,
	(In Thousands)
	2011	2010

Audit fees	$85	$332
Audit-related fees

Tax fees

All other fees

Total	$85	$332

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

2.1	Stock and Asset Purchase Agreement, dated as of June 24, 2010, between The Allied Defense Group, Inc., Mecar USA, Inc., ARC Europe, S.A. and Chemring Group PLC (Filed as Exhibit 2.1 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).

3.2	Amended and Restated By-Laws (Incorporated by reference from Form 10-Q filed in August 2004).

3.3	Plan of Complete Liquidation And Dissolution of The Allied Defense Group, Inc. (Incorporated by reference from Proxy Statement filed on July 28, 2010).

3.4	Certificate of Dissolution dated August 31, 2011 (a)

4.1	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).

4.2	First Amendment To Rights Agreement, dated as of June 15, 2006 (incorporated by reference from Form 8-A/A filed on June 21, 2006).

4.3	Second Amendment To Rights Agreement, dated as of November 30, 2006 (incorporated by reference from Form 8-K filed on December 7, 2006).

4.4	Third Amendment To Rights Agreement, dated as of January 18, 2010 (incorporated by reference from Form 8-K filed on January 19, 2010).

4.5	Fourth Amendment To Rights Agreement, dated as of June 24, 2010 (Filed as Exhibit 4.5 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

10.1	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 10-Q filed in August 2005).

10.2	Employment Agreement between Allied and Deborah F. Ricci (Incorporated by reference from Form 10-Q filed in May 2007).

10.3	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).

10.4	Employment Agreement letter amendment between Allied and Monte L. Pickens (Incorporated by reference from Form 10-Q filed in August 2004).

10.5	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).

10.6	2001 Equity Incentive Plan, as amended (Incorporated by reference from Proxy Statements filed in April 2001, April 2002 and May 2005).

10.7	8% Convertible Debenture, Series A and related documents (Incorporated by reference from Form 8-K filed in July 2002).

10.8	Credit Agreement for MECAR S.A. (Incorporated by reference from Form 10-Q filed in August 2002).

10.9	Employee Stock Purchase Plan, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.10	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.11	Amendment to Lease Agreement

10.12	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).

10.13	Amended and Restated International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2008).

10.14	Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Form 10-Q filed in August 2004).

10.15	Stock Option Agreement-Employee Form (Incorporated by reference from Form 10-Q filed in November 2004)

10.16	Director’s Stock Option Agreement-Director Form (Incorporated by reference from Form 10-Q filed in November 2004)

10.17	Restricted Stock Agreement (Incorporated by reference from Form 10-Q filed in May 2005)

10.18	7.5% Senior Subordinated Convertible Notes and related documents (Incorporated by reference from 8-K filed in March 2006).

10.19	Amended and Restated Securities Purchase Agreement, dated as of June 19, 2007, between The Allied Defense Group, Inc. and the Purchasers (Incorporated by reference from Form 8-K filed June 20, 2007).

10.20	Form of Notes (Incorporated by reference from Form 8-K filed June 20, 2007).

10.21	Form of Amended and Restated Registration Rights Agreement (June 20, 2007).

10.22	MECAR Certificate dated July 11, 2007 (Incorporated by reference from Form 8-K filed July 12, 2007).

10.23	Stock Purchase Agreement, dated as of September 6, 2007 between Ving Holdings (Belgium) BVBA in incorporation (“in oprichting”), as purchaser and ARC Europe SA, as seller (Incorporated by reference from Form 8-K filed September 10, 2007).

10.25	Asset Purchase Agreement, dated as of August 19, 2008, among The Allied Defense Group, Inc., Global Microwave Systems, Inc., GMS Cobham, Inc. and DTC Communications, Inc. (Incorporated by reference from Form 8-K filed on August 20, 2008).

10.26	Stock Purchase Agreement, dated as of August 7, 2009, between The Allied Defense Group, Inc., .and 3DRS International, Inc. to complete the sale of NS Microwave Systems, Inc., (Incorporated by reference from Form 8-K filed on August 10, 2009).

10.27	Secured Promissory Note, between The Allied Defense Group, Inc. and Chemring Group PLC (Filed as Exhibit 10.27 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

10.28	Secured Promissory Note, between ARC Europe, S.A. and Chemring Group PLC (Filed as Exhibit 10.28 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

21	List of Subsidiaries (a)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a)

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(a).

(a)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allied Defense Group, Inc.

By:	/s/ John G. Meyer, Jr.
	John G. Meyer, Jr., Chief Executive Officer and President	Date: March 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

/s/ Charles S. Ream	Chief Financial Officer	Date: March 23, 2012
Charles S. Ream

/s/ Charles S. Ream	Director	Date: March 23, 2012
Charles S. Ream

/s/ John G. Meyer, Jr.	Director	Date: March 23, 2012
John G. Meyer, Jr.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

FORMING A PART OF

ANNUAL REPORT PURSUANT TO

THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

OF

The Allied Defense Group, Inc.

The Allied Defense Group Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Allied Defense Group, Inc.

Vienna, Virginia

We have audited the accompanying consolidated statements of net assets (liquidation basis) of The Allied Defense Group, Inc. and subsidiaries (the “Company”), as of December 31, 2011 and 2010, and the related consolidated statements of changes in net assets (liquidation basis) for the year ended December 31, 2011 and for the period from October 1, 2010 to December 31, 2010. We have also audited the consolidated statements of operations (going concern basis), stockholders’ equity and comprehensive income (going concern basis), and cash flows (going concern basis) for the period from January 1, 2010 to September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets (liquidation basis) of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2011 and 2010, the consolidated changes in net assets (liquidation basis) for the year ended December 31, 2011 and for period from October 1, 2010 to December 31, 2010, and the consolidated results of its operations and its cash flows for the period from January 1, 2010 to September 30, 2010, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ BDO USA, LLP

Bethesda, Maryland

March 23, 2012

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)

(Thousands of Dollars, except per share and share data)

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$640	$14,462
Short-term investments	30,872	18,801
Prepaid and other current assets	647	606
Notes receivable	—	875
Property and Equipment, net	—	2
Funds held in escrow	15,010	15,003

TOTAL ASSETS	47,169	49,749

LIABILITIES
Estimated net costs to be incurred during liquidation	2,688	3,564
Accounts payable	57	68
Accrued liabilities	—	399
Income taxes payable	—	2
Other liabilities	91	87

TOTAL LIABILITIES	2,836	4,120

NET ASSETS IN LIQUIDATION	$44,333	$45,629

NUMBER OF SHARES OUTSTANDING	8,235,195	8,235,195
NET ASSETS IN LIQUIDATION PER SHARE	$5.38	$5.54

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Liquidation Basis)

(Thousands of Dollars, except per share and share data)

	September 30,	September 30,
	Twelve Months	Three Months
	Ended	Ended
	December 31, 2011	December 31, 2010
Net assets on liquidation basis at beginning of period	$45,629	$45,654

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	(1,577)	168
Decrease/(increase) in estimated net costs to be incurred during liquidation	(1,184)	138
Adjust estimated income to be earned during liquidation	1,465	(331)

Net assets on liquidation basis at end of period	$44,333	$45,629

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENT OF OPERATIONS (Going Concern Basis)

(Thousands of Dollars, except per share and share data)

September 30,
Nine Months Ended
September 30, 2010
Revenues	$—

Cost and expenses
Selling and administrative—corporate expenses	7,469

Operating loss	(7,469)

Other income (expenses)
Interest income	38
Net loss on fair value of warrants	(17)
Other-net	(1,358)

(1,337)

Loss from continuing operations before income taxes	(8,806)

Income tax expense	1

Loss from continuing operations	(8,807)

Income (loss) from discontinued operations, net of tax
Gain on sale of subsidiaries	48,081
Loss from discontinued operations	(14,418)

Net income from discontinued operations	33,663

NET INCOME	$24,856

Earnings (Loss) per share—basic and diluted:

Net loss from continuing operations	$(1.08)
Net income from discontinued operations	4.12

Total income per share—basic and diluted	$3.04

Weighted average number of common shares:

Basic	8,175,580
Diluted	8,182,279

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Going Concern Basis)

(Thousands of Dollars, except per share and share data)

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
						Accumulated
	Preferred	Common Stock		Capital in		Other	Total
	stock, no		$.10 Par	Excess of Par	Accumulated	Comprehensive	Stockholders’
	Par Value	Shares	value	value	(Deficit)	Income	Equity
Balance at December 31, 2009	$—	8,175,480	$818	$56,490	$(46,658)	$16,361	$27,011
Common stock awards	—	—	—	138	—	—	138
Forfeited stocks	—	(1,000)	—	—	—	—	—
Retired stocks	—	(830)	—	—	—	—	—
Issue of stock options	—	—	—	33	—	—	33
Directors’ deferred stock compensation	—	61,545	6	37	—	—	43
Comprehensive income:
Net income for the period	—	—	—	—	24,856	—	24,856
Currency translation adjustment	—	—	—	—	—	(2,410)	(2,410)

Total comprehensive income							22,446

Balance at September 30, 2010	$—	8,235,195	$824	$56,698	$(21,802)	$13,951	$49,671

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS (Going Concern Basis)

(Thousands of Dollars)

September 30,
Nine Months Ended
September 30, 2010
Cash flows from operating activities
Net income	$24,856
Less: Gain on sale of subsidiaries	(48,081)
Plus: Loss on discontinued operations, net of tax	14,418

Loss from continuing operations	(8,807)
Adjustments to reconcile net loss from continuing operations to net cash used in operating activities, net of divestitures:
Depreciation and amortization	13
Loss on sale of fixed assets	1
Net gain related to fair value of warrants	17
Common stock and stock option awards	171
Deferred director stock awards	43
(Increase) decrease in operating assets and increase (decrease) in liabilities, net of effects from discontinued businesses:
Restricted cash	160
Prepaid and other current assets	88
Accounts payable and accrued liabilities	(62)
Deferred compensation	(156)
Income taxes	(363)

Net cash used in operating activities	(8,895)

Cash flows from investing activities
Net proceeds from sale of subsidiaries	54,446
Funds deposited in escrow	(15,000)
Net cash used for short-term investment transactions	(20,000)

Net cash provided by investing activities	19,446

Cash flows from financing activities
Net principal payments on long-term debt and capital lease obligations	(1)

Net cash used in financing activities	(1)
Net change in cash of discontinued operations	—
Effects of exchange rate on cash	850

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,400

Cash and cash equivalents at beginning of period	3,475

Cash and cash equivalents at end of period	$14,875

Supplemental Disclosures of Cash Flow information
Cash paid during the period for:
Taxes	$373

See accompanying notes to consolidated financial statements.

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

NOTE B – DOJ LEGAL PROCEEDINGS

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

The Company is cooperating with the DOJ and the SEC and has been complying with the DOJ’s subpoena and the SEC’s requests for information. The Company’s response to the DOJ and SEC inquiries is being overseen by the Company’s Board of Directors. The Board of Directors is being assisted in these matters by outside counsel. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on the plan to return the net proceeds of the Chemring sale to its stockholders. The period of time required to resolve these matters is uncertain but is expected to take in excess of one year. Furthermore, under the Agreement, the Company has agreed to indemnify Chemring and certain of its related parties from any losses, fines or penalties arising out of, among other things, the completed contracts of Mecar and Mecar USA. We have agreed to escrow $15,000 of the cash consideration paid to the Company in the sale to secure our maximum indemnification obligations under the Agreement. These escrowed funds will not be available to the Company for distribution to our stockholders, or otherwise, until released to the Company pursuant to the terms of the Agreement.

In late February, 2012, the DOJ dismissed charges against all individuals indicted in the FCPA sting operation, including the former employee of MECAR USA. The Company has subsequently requested that the DOJ consider the Company’s status in its investigation so that the Company may move forward with distributions to Company stockholders. No distributions to stockholders are expected prior to resolution of the DOJ and SEC inquiries and completion of the Delaware dissolution process which includes notices to creditors and publication of dissolution followed by a petition to the Delaware courts.

For additional disclosures surrounding other legal contingencies, refer to Note H—Contingencies and Commitments.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Liquidation Basis of Accounting

With the authorization of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective as the close of business on September 30, 2010. The liquidation basis of accounting will continue to be used by the Company until such time that the plan is terminated. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. Consolidated statements of net assets (liquidation basis) and consolidated statements of changes in net assets (liquidation basis) are the principal financial statements presented under the liquidation basis of accounting. The valuations of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company’s costs will vary with the length of time it operates under the Plan of Dissolution. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying consolidated statements of net assets (liquidation basis).

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on September 30, 2010, the date of the authorization of the Plan of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution. Such value estimates were updated by the Company as of December 31, 2011. The majority of net assets in liquidation at December 31, 2011 were highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value.

The Company is also required to estimate and accrue the costs associated with implementing and completing the Plan of Dissolution under the liquidation basis of accounting. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, including compensation for remaining directors, consultants, insurance costs, costs to settle remaining leases, fees for legal and other professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings on the Company’s cash accounts. Such net costs were estimated to be $2,688 as of December 31, 2011. The $2,688 in net remaining costs to be incurred during liquidation consists of $297 in compensation for remaining employees and directors; $564 for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $321 for insurance; and $1,556 in fees for professional service providers including legal representation relating to the DOJ subpoena; and income tax payments not to exceed $150 for the repatriation of cash balances held in foreign countries as of December 31, 2011; offset by $200 of estimated interest to be received on our cash and short-term investment balances during liquidation. Such estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining leases and the ultimate timing of distributions to its stockholders, but does not include any settlement amounts, fines or penalties, if any, that the Company might incur as a result of the DOJ subpoena or any other legal proceedings. These estimates will be adjusted from time to time as projections and assumptions change.

Going Concern Basis of Accounting

For all periods preceding the authorization of the Plan of Dissolution, the Company’s financial statements are presented on the going concern basis of accounting. Such financial statements reflect the historical basis of assets and liabilities and the historical results of operations related to the Company’s assets and liabilities for the period from January 1, 2010 to September 30, 2010.

Principles of Consolidation

As of December 31, 2011, the consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries, which are as follows:

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

Short-term investments

The Company has invested in high-quality, fixed income securities which have a maturity of less than 12 months and are accounted for at fair value. These investments are classified as trading and are presented as short-term investments on the Statement of Net Assets and as an adjustment to fair value in the Statement of Changes in Net Assets. Unrealized gains or losses are recorded in other income (expense) on the Statement of Operations.

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

Allied’s principal Equity Incentive Plan (the Plan), which was approved by the Board of Directors and stockholders in 2001 authorized the Compensation Committee of the Board of Directors to grant up to 990,000 stock options, stock appreciation rights, restricted (non-vested) stock, performance shares and cash awards. Each type of grant places certain requirements and restrictions upon the Company and grantee. The options for common shares generally are exercisable over a one to five year period and expire up to five years from the date of grant and are valued at the closing market price on the date of grant. Restricted shares generally vest over periods of one to five years from the date of award and are also valued at the closing market price on the date of grant.

The Company used the modified prospective transition method to adopt the provisions of ASC 718 in 2006. Under this method, employee compensation cost recognized in 2010 included: (1) compensation cost for all share-based payments granted after the effective date that have met the requisite service requirement and (2) compensation cost for the portion of awards that have met the requisite service period on or after the effective date based on the grant-date fair value of those awards. In accordance with ASC 718, the fair value of options grants is estimated on the date of grant using the Black-Scholes option pricing model.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011.

Under the liquidation basis of accounting, the Company does not expect any recent accounting pronouncements to impact the Consolidated Statement of Net Assets.

NOTE D – DISCONTINUED OPERATIONS

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

NS Microwave Systems, Inc.

On August 7, 2009, the Company entered into a Purchase Agreement to sell NSM for $400 in cash and a promissory note in the amount of $1,325 at closing. The note is due 24 months after closing and is subject to a reduction based on certain terms as defined in the Purchase Agreement. On December 31, 2009 and again on June 30, 2010, the Company wrote-off $250, for a total write-off of $500, against the receivable as it was unlikely that one of the Purchase Agreement conditions would be met. As of December 31, 2010, the outstanding amount of the note receivable was $825. The note bore interest at a rate of one-year London Interbank Offered Rate plus 5% subject to a maximum interest cap of 8%. On August 5, 2011, the note was fully repaid and, as a result, the Company received $825 representing the note principal amount. The following summarizes the results of discontinued operations for the nine months ended September 30, 2010 for NSM, Mecar and Mecar USA:

	September 30,	September 30,	September 30,	September 30,
	Nine Months Ended
	September 30, 2010
	Mecar	Mecar USA	NSM	Total
Revenues	$38,477	$9,342	$—	$47,819
Loss before taxes	(14,122)	(287)	—	(14,409)
Loss, net of tax	(14,122)	(296)	—	(14,418)

Discontinued operations, net of tax	$(14,122)	$(296)	$—	$(14,418)

NOTE E — PROPERTY & EQUIPMENT

Under the liquidation basis of accounting, the Company has reduced the value of its property and equipment to $2 as of December 31, 2010, which is the amount that management believes is likely be recoverable via sale or in liquidation.

Depreciation expense was $13 for the nine months ended September 30, 2010.

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

• Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities.

• Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and amounts derived from valuation models where all significant inputs are observable in active markets.

• Level 3 – Unobservable inputs that reflect management’s assumptions.

For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated statement of net assets at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Mutual Funds	2,977	—	—	2,977
Municipal Bonds	22,892	—	—	22,892
Certificates of Deposit	5,003	—	—	5,003

Total assets as fair value	$30,872	$—	$—	$30,872

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated statement of net assets at December 31, 2010:

	September 30,	September 30,	September 30,	September 30,
	Level 1	Level 2	Level 3	Total
Mutual Funds	15,574	—	—	15,574
Municipal Bonds	—	—	—	—
Certificates of Deposit	3,227	—	—	3,227

Total assets as fair value	$18,801	$—	$—	$18,801

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

Under the going concern basis of accounting, the warrants did not meet the requirement for equity classification in accordance with ASC 815 Derivatives and Hedging, mainly because the warrants are required to settle in registered shares of the Company’s common stock. The warrants were recorded as other current liabilities, presented as derivative instruments on the balance sheet, and were recorded and carried at the fair value of the instrument. At December 31, 2010 under the liquidation basis of accounting, the Company determined the fair value of the warrants was $0.

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

Leases

The Company leases domestic office space under an operating lease which expires in early 2013. The lease also includes escalation provisions for taxes and operating costs. The Company has subleased this office space to an unaffiliated party.

Indemnification provisions

The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of December 31, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,474 (€5,000), $5,200 and $863, respectively. At December 31, 2011, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At December 31, 2011, no amount has been accrued related to this indemnification as a liability is not deemed probable.

NOTE I — STOCKHOLDERS’ EQUITY

Rights Agreement

The Board of Directors adopted a Rights Agreement in 2001 and has subsequently amended the agreement. The Rights Agreement expired at the close of business on December 31, 2011. Each right under the Rights Agreement entitled a stockholder to acquire at a purchase price of $50, one-hundredth of a share of preferred stock which carried voting and dividend rights similar to one share of common stock. Alternatively, a right holder could elect to purchase for $50 an equivalent number of common shares (or in certain circumstances, cash, property or other securities of the Company) at a price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder could elect to acquire one-half of the common shares available under the second option. The purchase price and the preferred share fractional amount were subject to adjustment for certain events as described in the Agreement.

Rights also entitled the holder to receive a specified number of shares of an acquiring company’s common stock in the event that the Company is not the surviving corporation in a Merger or if 50% or more of the Company’s assets are sold or transferred.

At the discretion of a majority of the Board and within a specified time period, the Company could redeem all of the rights at a price of $.01 per right. The Board could also amend any provision of the Agreement prior to exercise of the rights.

Share based compensation

Under the going concern basis of accounting, total share-based compensation was $214 for the nine months ended September 30, 2010. The share-based compensation expense for the period includes costs associated with stock options, restricted stock grants, and the compensatory element of the Employee Stock Purchase Plan.

In conjunction with the Company’s signing a definitive Merger Agreement on January 18, 2010, all equity compensation plans were suspended pending the Company’s merger. As such, no new equity awards have been made. With the June 24, 2010 signing of the definitive Sale Agreement, the original Merger Agreement was terminated.

In conjunction with the Company’s signing the Rights Agreement on June 24, 2010, all equity compensation plans were suspended pending the Company’s Merger. As such, no equity awards were made during the years ended December 31, 2010 and December 31, 2011. Since the exercise price for all of the options exercisable at December 31, 2009 remained above the share price in 2010, no options were exercised and all of them expired.

NOTE J — OTHER — NET

Other expense included in the Company’s consolidated statements of operations at for the nine months ended September 30, 2010 is comprised of the following:

September 30,
Nine Months Ended September 30, 2010
Net currency transaction gains	$(1,368)
Miscellaneous income (losses) - net	10

Other, net	$(1,358)

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

Loss before income taxes from continuing operations are comprised as follows:

September 30,
Nine Months Ended Septmber 30, 2010
Domestic	$(6,523)
Foreign	(2,283)

Total	$(8,806)

The Company’s provision for income taxes from continuing operations is comprised of:

September 30,
September 30, 2010
Current Provision	$1
Domestic	—

Foreign
Total Current Provision	1

Deferred Provision	—
Domestic	—
Foreign

Total Deferred Provision	—

Total tax provision	$1

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company’s provision are as follows:

September 30,
Septmber 30, 2010
Taxes at statutory rate	34.0%
State taxes, net of federal benefit	—
Impact of international operations	(0.1)
Other permanent differences	44.1
Valuation allowance	(78.0)

Income taxes	—%

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

As of December 31, 2011, foreign earnings of $13,757 has been successfully repatriated and income tax payments of $200 has been made. The Company has reviewed all available information and has determined that there does not appear to have been an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. If the Company has a change prior to the repatriation of foreign earnings, the Company’s ability to utilize its net operating loss and foreign tax credit carryovers to offset U.S. tax on the foreign earnings may be significantly limited.

As of December 31, 2010 and 2011, the Company had no unrecognized tax benefits. For the year ended December 31, 2011, there was no interest or penalties recorded.

In Belgium, the Company is still open to examination by the Belgian tax authorities from 2008 forward. In the United States, the Company is still open to examination from 2008 forward, although carryforward tax attributes that were generated prior to 2008 may still be adjusted upon examination by the U.S. tax authorities if they either have been or will be utilized.

NOTE L — LOSS PER COMMON SHARE FROM CONTINUING OPERATIONS

Under the going concern basis of accounting, basic loss per share from continuing operations excludes potential common shares and is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The computation of diluted loss per share from continuing operations excludes the effects of stock options, warrants, restricted stock (unvested stock awards) and convertible debentures, if such effect is anti-dilutive. The table below shows the calculation of basic and diluted loss per share from continuing operations for the nine months ended September 30, 2010:

September 30,
Nine Months Ended, September 30, 2010
Loss:

Net loss from continuing operations	$(8,807)
Effect of dilutive potential common shares	—

Diluted net loss from continuing operations	$(8,807)

Number of shares:

Weighted-average shares outstanding	8,175,580

Basic and diluted net loss per share from continuing operations	$(1.08)

For the nine months ended September 30, 2010, the Company excluded stock options from the calculation of loss per share since their effect would be anti-dilutive.

NOTE M — QUARTERLY FINANCIAL DATA (UNAUDITED)

The following table is the Company’s quarterly financial data under the going concern basis of accounting. The fourth quarter of 2011 was prepared under the liquidation basis of accounting and is not presented in the table below.

	September 30,	September 30,	September 30,	September 30,
2010	First Quarter	Second Quarter	Third Quarter	Total
Revenues	$—	$—	$—	$—
Gross margin	—	—	—	—
Income (loss) from continuing operations, net of tax	(825)	303	(8,285)	(8,807)
Income (loss) from discontinued operations, net of tax	(4,330)	(9,693)	47,686	33,663
Net income (loss)	(5,155)	(9,390)	39,401	24,856
Basic and diluted earning (loss) per share:
Net income (loss) from continuing operations	$(0.10)	$0.04	$(1.02)	$(1.08)
Net income (loss) from discontinued operations	(0.53)	(1.19)	5.84	4.12

Total net earnings (loss) per share	$(0.63)	$(1.15)	$4.82	$3.04

NOTE N — SUBSEQUENT EVENTS

In accordance with Codification 855-50, “Subsequent Events”, the Company has reviewed subsequent events through the date of the filing and has determined there are no subsequent events that require disclosure.

EXHIBIT INDEX

Number	Description of Exhibit	Page
3.4	Certificate of Dissolution	E-2
21	List of Subsidiaries	E-3
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 23, 2012	E-4
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 23, 2012	E-5
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated March 23, 2012	E-6
101

The following financial information from our Annual Report on Form 10-K for 2011 filed with the SEC formatted in Extensible Business Reporting Language (XBRL):

(i) Consolidated Statements of Net Assets (liquidation basis) as of December 31, 2011 and December 31, 2010;

(ii) Consolidated Statements of Changes in Net Assets (liquidation basis) for the three months ended December 31, 2010 and twelve months ended December 31, 2011;

(iii) Consolidated Statement of Operations (going concern basis) for the nine months ended September 30, 2010;

(iv) Consolidated Statement of Stockholders’ Equity and Comprehensive Income (Loss) (going concern basis) for the nine months ended September 30, 2010; and

(v) Consolidated Statement of Cash Flows (going concern basis) for the nine months ended September 30, 2010.

E-1