Form 10-Q
period 2012-03-31
ALLIED DEFENSE GROUP INC
filed 2012-05-11
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The number of shares of registrant’s Common Stock outstanding as of April 30, 2012 was 8,235,195.

THE ALLIED DEFENSE GROUP, INC.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)

(Thousands of Dollars, except per share and share data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$12,605	$640
Short-term investments	18,837	30,872
Prepaid expenses	—	219
Accrued interest receivable	251	428
Funds held in escrow	15,012	15,010

TOTAL ASSETS	46,705	47,169

LIABILITIES
Estimated net costs to be incurred during liquidation	2,446	2,688
Accounts payable	134	57
Other liabilities	93	91

TOTAL LIABILITIES	2,673	2,836

NET ASSETS IN LIQUIDATION	$44,032	$44,333

NUMBER OF SHARES OUTSTANDING	8,235,195	8,235,195
NET ASSETS IN LIQUIDATION PER SHARE	$5.35	$5.38

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Liquidation Basis)

(Unaudited)

(Thousands of Dollars)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Net assets on liquidation basis at beginning of period	$44,333	$45,629

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	(15)	(213)
(Increase)/decrease in estimated net costs to be incurred during liquidation	(288)	190
Adjust estimated income to be earned during liquidation	2	—

Net assets on liquidation basis at end of period	$44,032	$45,606

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Thousands of Dollars)

NOTE 1 — DESCRIPTION OF BUSINESS

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on September 30, 2010, the date of the authorization of the Plan of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were stated at their estimated settlement amounts. Such value estimates were updated by the Company as of December 31, 2011 and March 31, 2012. The majority of net assets in liquidation at December 31, 2011 and March 31, 2012 were highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value. The exception is the short term investments which are subject to changes in market value.

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Thousands of Dollars)

The estimated net costs to be incurred during liquidation were $2,446 as of March 31, 2012. The $2,446 in net remaining costs consists of $254 in compensation for former employees and remaining directors; $503 for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $302 for insurance; $1,395 in fees for professional service providers including legal representation relating to the DOJ subpoena; and income tax payments not to exceed $150 for the repatriation of cash balances held in foreign countries; offset by $158 estimated to be received on our cash and short-term investment balances during liquidation. Such estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining leases and the ultimate timing of distributions to its stockholders, but does not include any settlement amounts, fines or penalties, if any, that the Company might incur as a result of the DOJ subpoena or any other legal proceedings. These estimates will be adjusted from time to time as projections and assumptions change.

Principles of Consolidation

As of March 31, 2012, the consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries, which are as follows:

•	ARC Europe, a Belgian company,

•	Allied Research BV (“BV”), a Dutch company,

•	Allied Research Cooperative (“Coop”) and,

•	ADG Sub USA, Inc. (“Mecar USA”)

Fair Value of Financial Instruments

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities.

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

NOTE 3 — SHORT-TERM INVESTMENTS

Cash in excess of funds required for immediate use by the Company has been invested with the primary goal to preserve capital. As such, the funds are invested in short-term, high-quality, fixed-income securities and are accounted for at fair value. As of March 31, 2012 and December 31, 2011, the fair value of these investments was $18,837 and $30,872, respectively, and was included in short-term investments on the consolidated statements of net assets.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Thousands of Dollars)

NOTE 4 — FAIR VALUE MEASUREMENTS

For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated statement of net assets at March 31, 2012:

	Level 1	Level 2	Level 3	Total
Mutual Funds	$—	$—	$—	$—
Municipal Bonds	14,770	—	—	14,770
Certificates of Deposit	4,067	—	—	4,067

Total assets at fair value	$18,837	$—	$—	$18,837

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated statement of net assets at December 31, 2011:

	Level 1	Level 2	Level 3	Total
Mutual Funds	$2,977	$—	$—	$2,977
Municipal Bonds	22,892	—	—	22,892
Certificates of Deposit	5,003	—	—	5,003

Total assets at fair value	$30,872	$—	$—	$30,872

The Company believes the fair value of its financial instruments consisting of cash, cash equivalents, and short-term investments, adjusted to recognize unrealized gains and losses, approximate their carrying values due to the relatively short maturity of these instruments.

NOTE 5 — INDUSTRY SEGMENTS

Prior to September 2010, the Company operated within two operating segments: Mecar and Mecar USA. In September 2010, the Company completed the divesture of Mecar and Mecar USA. As a result, Allied no longer has operating segments. The Company’s continuing operations include only those expenses incurred to support the Company’s corporate headquarters and its non-operating European subsidiaries.

NOTE 6 — PROVISION FOR TAXES

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. Realization of deferred tax assets is dependent upon generation of sufficient income by the Company in the jurisdictions in which it has operations and, in some cases, by specific location. Because the Company experienced losses in previous years and continued losses in the current year, management recorded a full valuation allowance against the Company’s net deferred tax asset as of March 31, 2012.

As of March 31, 2012 and December 31, 2011, the Company had no unrecognized tax liabilities or benefits, nor did it have any that would have an effect on the effective tax rate. Income taxes are provided based on the liability method for financial reporting purposes. For the three months ended March 31, 2012, there were no interest or penalties recorded.

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Thousands of Dollars)

Currently, the Company has significant net deferred tax assets that have a full valuation allowance in accordance with ASC 740, Accounting for Income Taxes. As of December 31, 2010, the Company provided for U.S. tax on foreign earnings of approximately $25,475 that is expected to be repatriated. As of March 31, 2012, $13,757 had been successfully repatriated. Income taxes related to repatriation of cash held in foreign countries is not expected to exceed $350. As of March 31, 2012, $200 of income taxes related to the repatriation has been paid and the remainder is expected to be paid in 2012. As of March 31, 2012, the fair value of net deferred tax assets is zero due to full valuation allowance.

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

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

DOJ Subpoena

On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. See Part II – Item 1 for additional information regarding the DOJ proceedings.

Leases

The Company leases domestic office space under an operating lease which expires in early 2013. The lease also includes escalation provisions for taxes and operating costs. In April, 2011, the Company subleased the office space for 2011 and 2012 to offset a portion of the rental obligation owed by the Company.

Indemnification provisions

The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of March 31, 2012, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,669 (€5,000), $5,200 and $863, respectively. At March 31, 2012, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At March 31, 2012, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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

In conjunction with the Agreement, the Board of Directors of the Company unanimously approved the dissolution of the Company pursuant to a Plan of Complete Liquidation and Dissolution (“Plan of Dissolution”). The Company’s stockholders approved the Plan of Dissolution on September 30, 2010. In response to concerns of certain of the Company’s stockholders, the Company agreed to delay the filing of a Certificate of Dissolution. The Company filed a Certificate of Dissolution with the Delaware Secretary of State on August 31, 2011. In connection with this filing, our stock transfer agent has ceased recording transfers of our stock and our stock is no longer publicly traded.

In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective the close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, costs to settle remaining leases, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings and sublease payments. Such net costs were estimated to be $2.446 million as of March 31, 2012. Our estimates are based on assumptions regarding our ability to settle outstanding obligations and the ultimate timing of distributions to our stockholders, but do not include any settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena or any other legal proceedings.

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

Based on advice from our Foreign Corrupt Practices Act (“FCPA”) outside counsel, we have estimated that we may not be able to conclude the DOJ/SEC inquiries, complete the Delaware dissolution process and make final distribution to stockholders until 2013. As a result, our estimate of net costs to be incurred during liquidation includes our estimate of costs through December 31, 2013.

In late February, 2012, the DOJ dismissed charges against all individuals indicted in the FCPA sting operation, including the former employee of MECAR USA. The Company’s FCPA counsel has recently met with the DOJ and requested that the DOJ consider the Company’s status in its investigation so that the Company may move forward with distributions to Company stockholders. No distributions to stockholders are expected prior to resolution of the DOJ and SEC inquiries and completion of the Delaware dissolution process which includes notice to creditors and publication of the dissolution, followed by a petition to the Delaware courts.

With the completion of the September 2010 sale, Allied no longer has operating segments. The Company is being managed by its two directors who are also serving as the Company’s Chief Executive Officer and Chief Financial Officer. The Company no longer has any full-time employees. Allied no longer conducts any active business operations and is winding-up its affairs as set forth above.

Net Assets in Liquidation

Net assets in liquidation at March 31, 2012 are $44.032 million compared to $44.333 million at December 31, 2011. The change in net assets in liquidation is due to: (i) adjustments of assets to fair value, (ii) income earned on investments, and (iii) adjustments to estimated costs to be incurred during liquidation. The net assets in liquidation per share as of March 31, 2012 has been adjusted to $5.35 as compared to $5.38 as of December 31, 2011, $5.37 as of September 31, 2011, $5.40 as of June 30, 2011 and $5.54 as of March 31, 2011 and December 31, 2010.

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

As of March 31, 2012, cash and cash equivalents increased by approximately $12 million and short-term investments decreased by the same amount from December 31, 2011. The shift between these asset categories is the result of temporarily investing in institutional money market funds (classified as cash equivalents) which at that time provided a higher yield than municipal bonds and certificates of deposit.

Changes in Net Assets in Liquidation During the Three Months Ended March 31, 2012

The table below summarizes the changes in net assets during the three months ended March 31, 2012:

Three Months Ended March 31, 2012
Net assets on liquidation basis at beginning of period	$44,333

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	(15)
Increase in estimated net costs to be incurred during liquidation	(288)
Adjust estimated income to be earned during liquidation	2

Net assets on liquidation basis at end of period	$44,032

The change in net assets in liquidation during the three months ended March 31, 2012 is the net effect of valuation changes to the net assets, income earned on assets, and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value decreased the net assets in liquidation by $0.015 million. The estimated net costs to be incurred during liquidation increased by $0.288 million. Estimated income earned during liquidation increased by $0.002 million. The net effect was a decrease of $0.301 million in net assets in liquidation for the three months ended March 31, 2012.

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

The table below reconciles the changes during the quarter ended March 31, 2012, in the estimated net costs to be incurred during liquidation. Actual costs, net of interest income received, incurred during the three months ended March 31, 2012 reduce the remaining estimated net costs to be incurred during liquidation. An updated estimate of remaining estimated net costs to be incurred during liquidation is prepared and reflected in the changes in estimates column.

	(in thousands)
	December 31,	Changes in	(Costs Incurred)	March 31,
Estimated Net Costs to be Incurred During Liquidation	2011	Estimates	Income Received	2012
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$297	$27	$(70)	$254
Compliance and other office costs	564	15	(76)	503
Insurance Fees	321	224	(243)	302
Professional Fees	1,556	22	(183)	1,395
Income Taxes	150	—	—	150

Subtotal	2,888	288	(572)	2,604
Less: interest income on cash and investment balances	(200)	(2)	44	(158)

Total net costs to be incurred during liquidation	$2,688	$286	$(528)	$2,446

As of December 31, 2011, the estimated total net costs to be incurred during liquidation were $2.688 million, consisting of $2.888 million estimated costs offset by $0.200 million of investment income. During the quarter ended March 31, 2012, $0.572 million of costs were incurred. The estimate of costs to be incurred during liquidation was increased by $0.288 million. This is the net effect of a $0.027 million increase in compensation for remaining employees and directors principally due to a final 401k plan contribution; $0.015 million increase in compliance and other office costs due to additional accruals related to audit and review services; $0.224 million increase in insurance fees, primarily due to the amortization of prepaid insurance and write-off of the prepaid balance; and $0.022 million increase in professional fees due to amounts accrued not previously included in the estimated net costs to liquidate. As of March 31, 2012, the estimate of remaining costs to be incurred through 2013 is $2.604 million. Future investment income is estimated to be $0.158 million resulting in estimated total net costs to be incurred during liquidation of $2.446 million as of March 31, 2012.

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

A complete discussion of these policies is contained in our Form 10-K filed on March 23, 2012 with the Securities and Exchange Commission for the year ended December 31, 2011. There were no significant changes to the critical accounting policies discussed in the Company’s Form 10-K filed for December 31, 2011.

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

Commitments and Contingencies

DOJ Subpoena

On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. See Part II – Item 1 for additional information regarding the DOJ matter.

Leases

The Company leases domestic office space under an operating lease which expires in early 2013. The lease also includes escalation provisions for taxes and operating costs. In April, 2011, the Company subleased the office space for 2011 and 2012 to offset a portion of the rental obligation owed by the Company.

Indemnification provisions

The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of September 30, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1.0 million, $0.950 million, $6.669 million (€5.0 million), $5.2 million and $0.863 million, respectively. At March 31, 2012, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.560 million in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15 million plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At March 31, 2012, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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

Disclosure Controls and Procedures

Subject to the provisions set forth in the Overview section above, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2012.

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

Based on advice from our FCPA outside counsel, we have estimated that we may not be able to conclude the DOJ/SEC inquiries, complete the Delaware dissolution process and make final distribution to stockholders until 2013. As a result, our estimate of net costs to be incurred during liquidation includes our estimate of costs through December 31, 2013.

In late February, 2012, the DOJ dismissed charges against all individuals indicted in the FCPA sting operation, including the former employee of MECAR USA. The Company’s FCPA counsel has recently met with the DOJ and requested that the DOJ consider the Company’s status in its investigation so that the Company may move forward with distributions to Company stockholders. No distributions to stockholders are expected prior to resolution of the DOJ and SEC inquiries and completion of the Delaware dissolution process which includes notice to creditors and publication of the dissolution, followed by a petition to the Delaware courts.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibits
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2012 filed with the SEC formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Statements of Net Assets as of March 31, 2012 and December 31, 2011 (liquidation basis)
(ii)	Consolidated Statement of Changes in Net Assets for the three months ended March 31, 2012 and three months ended March 31, 2011 (liquidation basis).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

/s/ Charles S. Ream

Date: May 11, 2012	Charles S. Ream
Director and Chief Financial Officer