Form 10-Q
period 2012-06-30
ALLIED DEFENSE GROUP INC
filed 2012-08-13
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of registrant’s Common Stock outstanding as of June 30, 2012 was 8,235,195.

THE ALLIED DEFENSE GROUP, INC.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)

(Thousands of Dollars, except per share and share data)

	June 30,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$3,460	$640
Short-term investments	27,434	30,872
Prepaid expenses	—	219
Accrued interest receivable	465	428
Funds held in escrow	15,013	15,010

TOTAL ASSETS	46,372	47,169

LIABILITIES
Estimated net costs to be incurred during liquidation	2,245	2,688
Accounts payable	214	57
Other liabilities	95	91

TOTAL LIABILITIES	2,554	2,836

NET ASSETS IN LIQUIDATION	$43,818	$44,333

NUMBER OF SHARES OUTSTANDING	8,235,195	8,235,195
NET ASSETS IN LIQUIDATION PER SHARE	$5.32	$5.38

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Liquidation Basis)

(Unaudited)

(Thousands of Dollars)

	Three Months	Six Months
	Ended	Ended
	June 30, 2012	June 30, 2012
Net assets on liquidation basis at beginning of period	$44,032	$44,333

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	13	(2)
Increase in estimated net costs to be incurred during liquidation	(203)	(491)
Adjust estimated income to be earned during liquidation	(24)	(22)

Net assets on liquidation basis at end of period	$43,818	$43,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on September 30, 2010, the date of the authorization of the Plan of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were stated at their estimated settlement amounts. Such value estimates were updated by the Company as of December 31, 2011 and June 30, 2012. The majority of net assets in liquidation at December 31, 2011 and June 30, 2012 were highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value. The exception is the short term investments which are subject to changes in market value.

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Thousands of Dollars)

The estimated net costs to be incurred during liquidation as of June 30, 2012 are as follows:

Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$292
Compliance and other office costs	427
Insurance Fees	421
Professional Fees	1,090
Income Taxes	150

Subtotal	2,380
Less: interest income on cash and investment balances	(135)

Total net costs to be incurred during liquidation	$2,245

These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining leases and the ultimate timing of distributions to its stockholders, but does not include any settlement amounts, fines or penalties, if any, that the Company might incur as a result of the DOJ subpoena or any other legal proceedings. These estimates will be adjusted from time to time as projections and assumptions change.

Principles of Consolidation

As of June 30, 2012, the consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries, which are as follows:

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Thousands of Dollars)

NOTE 3 — SHORT-TERM INVESTMENTS

Cash in excess of funds required for immediate use by the Company has been invested with the primary goal to preserve capital. As such, the funds are invested in short-term, high-quality, fixed-income securities and are accounted for at fair value. As of June 30, 2012 and December 31, 2011, the fair value of these investments was $27,434 and $30,872, respectively, and was included in short-term investments on the consolidated statements of net assets.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated statement of net assets at June 30, 2012:

	Level 1	Level 2	Level 3	Total
Municipal Bonds	$22,143	$—	$—	$22,143
Certificates of Deposit	5,291	—	—	5,291

Total assets at fair value	$27,434	$—	$—	$27,434

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated statement of net assets at December 31, 2011:

	Level 1	Level 2	Level 3	Total
Mutual Funds	$2,977	$—	$—	$2,977
Municipal Bonds	22,892	—	—	22,892
Certificates of Deposit	5,003	—	—	5,003

Total assets at fair value	$30,872	$—	$—	$30,872

The Company believes the fair value of its financial instruments consisting of cash, cash equivalents, and short-term investments, adjusted to recognize unrealized gains and losses, approximate their carrying values due to the relatively short maturity of these instruments. During 2012, the mutual funds have been converted to money market funds and are now counted as cash and cash equivalents.

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

NOTE 6 — PROVISION FOR TAXES

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. Realization of deferred tax assets is dependent upon generation of sufficient income by the Company in the jurisdictions in which it has operations and, in some cases, by specific location. Because the Company experienced losses in previous years and continued losses in the current year, management recorded a full valuation allowance against the Company’s net deferred tax asset as of June 30, 2012.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Thousands of Dollars)

As of June 30, 2012 and December 31, 2011, the Company had no unrecognized tax liabilities. Income taxes are provided based on the liability method for financial reporting purposes. For the three months ended June 30, 2012, there were no interest or penalties recorded.

In Belgium, the Company is still open to examination by the Belgian tax authorities from 2008 forward. In the United States, the Company is still open to examination from 2008 forward, although carryforward tax attributes that were generated prior to 2008 may still be adjusted upon examination by the U.S. tax authorities if they either have been or will be utilized.

As of December 31, 2010, the Company provided for U.S. tax on foreign earnings of approximately $25,475 that is expected to be repatriated. As of June 30, 2012, $13,757 had been successfully repatriated. Income taxes related to repatriation of cash held in foreign countries is not expected to exceed $350. As of June 30, 2012, $200 of income taxes related to the repatriation has been paid and the remainder is expected to be paid in 2013. As of June 30, 2012, the fair value of net deferred tax assets is zero due to full valuation allowance.

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

Indemnification provisions

The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of June 30, 2012, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,288 (€5,000), $5,200 and $863, respectively. At June 30, 2012, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Thousands of Dollars)

court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At June 30, 2012, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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

In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective the close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, costs to settle remaining leases, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings and sublease payments. Such net costs were estimated to be $2.245 million as of June 30, 2012. Our estimates are based on assumptions regarding our ability to settle outstanding obligations and the ultimate timing of distributions to our stockholders, but do not include any settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena or any other legal proceedings.

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

In February and March, 2012, the DOJ dismissed charges against all individuals indicted in the FCPA sting operation, including the former employee of MECAR USA. Since this time, the Company’s FCPA counsel has had several discussions with the DOJ and SEC regarding the agencies’ respective inquiries. Based upon these discussions, it appears likely that resolution of these inquiries will involve a payment by the Company to at least one of these government agencies in connection with at least one transaction involving the former employee of Mecar USA. At this point, the amount of this payment is undeterminable.

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

Net Assets in Liquidation

Net assets in liquidation at June 30, 2012 are $43.818 million compared to $44.333 million at December 31, 2011. The change in net assets in liquidation is due to: (i) adjustments of assets to fair value, (ii) adjustment to estimated income to be earned on investments, and (iii) adjustments to estimated costs to be incurred during liquidation. The net assets in liquidation per share as of June 30, 2012 has been adjusted to $5.32 as compared to $5.35 as of March 31, 2012, $5.38 as of December 31, 2011, $5.37 as of September 30, 2011, $5.40 as of June 30, 2011 and $5.54 as of March 31, 2011 and December 31, 2010.

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

As of June 30, 2012, cash and cash equivalents decreased from December 31, 2011 by approximately $2.8 million due to funds moved to the short-term investments.

Changes in Net Assets in Liquidation During the Three Months Ended June 30, 2012

The table below summarizes the changes in net assets during the three months ended June 30, 2012:

Three Months Ended June 30, 2012
Net assets on liquidation basis at beginning of period	$44,032

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	13
Increase in estimated net costs to be incurred during liquidation	(203)
Adjust estimated income to be earned during liquidation	(24)

Net assets on liquidation basis at end of period	$43,818

The change in net assets in liquidation during the three months ended June 30, 2012 is the net effect of valuation changes to the net assets, adjustment to income to be earned on investments, and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value increased the net assets in liquidation by $0.013 million. The estimated net costs to be incurred during liquidation increased by $0.203 million. Estimated income to be earned during liquidation decreased by $0.024 million. The net effect was a decrease of $0.214 million in net assets in liquidation for the three months ended June 30, 2012.

The adjustment of assets to fair value is the reduction of short- term investments to fair market value. The unrealized loss associated with the short- term investments is due to the Company’s purchase of financial instruments with interest rates above market and therefore are purchased at a premium to their maturity value with an initial unrealized loss. The unrealized loss will be absorbed against the interest income received as the instruments mature.

The table below reconciles the changes during the quarter ended June 30, 2012, in the estimated net costs to be incurred during liquidation. Actual costs, net of interest income received, incurred during the three months ended June 30, 2012 reduce the remaining estimated net costs to be incurred during liquidation. An update to the estimate of remaining net costs to be incurred during liquidation is reflected in the changes in estimates column.

	(in thousands)
Estimated Net Costs to be Incurred During Liquidation	March 31, 2012	Changes in Estimates	(Costs Incurred) Income Received	June 30, 2012
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$254	$74	$(36)	$292
Compliance and other office costs	503	(9)	(67)	427
Insurance Fees	302	120	(1)	421
Professional Fees	1,395	18	(323)	1,090
Income Taxes	150	—	—	150

Subtotal	2,604	203	(427)	2,380
Less: interest income on cash and investment balances	(158)	24	(1)	(135)

Total net costs to be incurred during liquidation	$2,446	$227	$(428)	$2,245

During the three months ended June 30, 2012, $0.427 million of costs were incurred. The estimate of costs to be incurred during liquidation was increased by $0.203 million. This is the net effect of a $0.074 million increase in compensation for remaining employees and directors principally due to a potential final pay-out to Mecar employees; $0.009 million decrease in compliance and other office costs; $0.120 million increase in insurance fees due to the increase in the estimate for D&O insurance; and $0.018 million increase in professional fees due to amounts accrued not previously included in the estimated net costs to liquidate. As of June 30, 2012, the estimate of remaining costs to be incurred through 2013 is $2.380 million. Future investment income is estimated to be $0.135 million resulting in estimated total net costs to be incurred during liquidation of $2.245 million as of June 30, 2012.

Changes in Net Assets in Liquidation During the Six Months Ended June 30, 2012

The table below summarizes the changes in net assets during the six months ended June 30, 2012:

Six Months Ended June 30, 2012
Net assets on liquidation basis at beginning of period	$44,333

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	(2)
Increase in estimated net costs to be incurred during liquidation	(491)
Adjust estimated income to be earned during liquidation	(22)

Net assets on liquidation basis at end of period	$43,818

The change in net assets in liquidation during the six months ended June 30, 2012 is the net effect of valuation changes to the net assets, adjustment to estimated income to be earned on investments, and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value decreased the net assets in liquidation by $0.002 million. The estimated net costs to be incurred during liquidation increased by $0.491 million. Estimated income to be earned during liquidation decreased by $0.022 million. The net effect was a decrease of $0.515 million in net assets in liquidation for the six months ended June 30, 2012.

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

The table below reconciles the changes during the six months ended June 30, 2012, in the estimated net costs to be incurred during liquidation. Actual costs, net of interest income received, incurred during the six months ended June 30, 2012 reduce the remaining estimated net costs to be incurred during liquidation. An update to the estimate of remaining net costs to be incurred during liquidation is reflected in the changes in estimates column.

	(in thousands)
Estimated Net Costs to be Incurred During Liquidation	December 31, 2011	Changes in Estimates	(Costs Incurred) Income Received	June 30, 2012
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$297	$101	$(106)	$292
Compliance and other office costs	564	6	(143)	427
Insurance Fees	321	344	(244)	421
Professional Fees	1,556	40	(506)	1,090
Income Taxes	150	—	—	150

Subtotal	2,888	491	(999)	2,380
Less: interest income on cash and investment balances	(200)	22	43	(135)

Total net costs to be incurred during liquidation	$2,688	$513	$(956)	$2,245

As of December 31, 2011, the estimated total net costs to be incurred during liquidation was $2.688 million, consisting of $2.888 million estimated costs offset by $0.200 million of investment income. During the six months ended June 30, 2012, $0.999 million of costs were incurred. The estimate of costs to be incurred during liquidation was increased by $0.491 million.

This is the net effect of a $0.101 million increase in compensation for remaining employees and directors principally due to a final 401k plan contribution and a potential final pay-out to Mecar employees; $0.006 million increase in compliance and other office costs; $0.344 million increase in insurance fees, primarily due to the amortization of prepaid insurance and write-off of the prepaid balance and an increase in the estimate for D&O insurance; and $0.040 million increase in professional fees due to amounts accrued not previously included in the estimated net costs to liquidate. As of June 30, 2012, the estimate of remaining costs to be incurred through 2013 is $2.380 million. Future investment income is estimated to be $0.135 million resulting in estimated total net costs to be incurred during liquidation of $2.245 million as of June 30, 2012.

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

Indemnification provisions

The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of September 30, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1.0 million, $0.950 million, $6.288 million (€5.0 million), $5.2 million and $0.863 million, respectively. At June 30, 2012, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.560 million in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15 million plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At June 30, 2012, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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

Disclosure Controls and Procedures

Subject to the provisions set forth in the Overview section above, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2012.

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

In February and March, 2012, the DOJ dismissed charges against all individuals indicted in the FCPA sting operation, including the former employee of MECAR USA. Since this time, the Company’s FCPA counsel has had several discussions with the DOJ and SEC regarding the agencies’ respective inquiries. Based upon these discussions, it appears likely that resolution of these inquiries will involve a payment by the Company to at least one of these government agencies in connection with at least one transaction involving the former employee of Mecar USA. At this point, the amount of this payment is undeterminable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2012 filed with the SEC formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Statements of Net Assets as of June 30, 2012 and December 31, 2011 (liquidation basis)

(ii)	Consolidated Statement of Changes in Net Assets for the three and six months ended June 30, 2012 (liquidation basis)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

/s/ Charles S. Ream
Date: August 13, 2012	Charles S. Ream
Director and Chief Financial Officer