Form 10-Q
period 2012-09-30
ALLIED DEFENSE GROUP INC
filed 2012-11-14
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of registrant’s Common Stock outstanding as of September 30, 2012 was 8,235,195.

THE ALLIED DEFENSE GROUP, INC.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)

(Thousands of Dollars, except per share and share data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$10,775	$3,617
Short-term investments	19,460	27,895
Prepaid expenses	—	219
Accrued interest receivable	265	428
Funds held in escrow	15,015	15,010

TOTAL ASSETS	45,515	47,169

LIABILITIES
Estimated net costs to be incurred during liquidation	1,870	2,688
Accounts payable	222	57
Other liabilities	95	91

TOTAL LIABILITIES	2,187	2,836

NET ASSETS IN LIQUIDATION	$43,328	$44,333

NUMBER OF SHARES OUTSTANDING	8,235,195	8,235,195
NET ASSETS IN LIQUIDATION PER SHARE	$5.26	$5.38

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Liquidation Basis)

(Unaudited)

(Thousands of Dollars)

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Net assets on liquidation basis at beginning of period	$43,818	$44,333

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	214	212
Increase in estimated net costs to be incurred during liquidation	(489)	(980)
Adjust estimated income to be earned during liquidation	(215)	(237)

Net assets on liquidation basis at end of period	$43,328	$43,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on September 30, 2010, the date of the authorization of the Plan of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were stated at their estimated settlement amounts. Such value estimates were updated by the Company as of December 31, 2011 and September 30, 2012. The majority of net assets in liquidation at December 31, 2011 and September 30, 2012 were highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value. The exception is the short-term investments which are subject to changes in market value.

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Thousands of Dollars)

The estimated net costs to be incurred during liquidation as of September 30, 2012 are as follows:

Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$250
Compliance and other office costs	354
Insurance Fees	211
Professional Fees	1,018
Income Taxes	150

Subtotal	1,983
Less: interest income on cash and investment balances	(113)

Total net costs to be incurred during liquidation	$1,870

These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors, resolve outstanding litigation, settle remaining leases and the ultimate timing of distributions to its stockholders, but does not include any settlement amounts, fines or penalties, if any, that the Company might incur as a result of the DOJ subpoena or any other legal proceedings. These estimates will be reviewed quarterly and adjusted as projections and assumptions change.

Principles of Consolidation

As of September 30, 2012, the consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries, which are as follows:

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Thousands of Dollars)

Reclassification

Reclassifications have been made to the prior year financial statements in order to conform to the current year presentation.

NOTE 3 — SHORT-TERM INVESTMENTS

Cash in excess of funds required for immediate use by the Company has been invested with the primary goal to preserve capital. As such, the funds are invested in short-term, high-quality, fixed-income securities and are accounted for at fair value. As of September 30, 2012 and December 31, 2011, the fair value of these investments was $19,460 and $27,895, respectively, and was included in short-term investments on the consolidated statements of net assets.

In addition to short-term investments, the Company invests in money market funds which are classified as cash equivalents. Amounts are transferred between short-term investments and money market funds based on investment availability and yield.

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated statement of net assets at September 30, 2012:

	Level 1	Level 2	Level 3	Total
Municipal Bonds	$13,820	$—	$—	$13,820
Certificates of Deposit	5,640	—	—	5,640

Total assets at fair value	$19,460	$—	$—	$19,460

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated statement of net assets at December 31, 2011:

	Level 1	Level 2	Level 3	Total
Municipal Bonds	$22,892	—	—	$22,892
Certificates of Deposit	5,003	—	—	5,003

Total assets at fair value	$27,895	$—	$—	$27,895

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

NOTE 6 — PROVISION FOR TAXES

The Company regularly reviews the recoverability of its deferred tax assets and establishes a valuation allowance as deemed appropriate. Realization of deferred tax assets is dependent upon generation of sufficient income by the Company in

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Thousands of Dollars)

the jurisdictions in which it has operations and, in some cases, by specific location. Because the Company experienced losses in previous years and continued losses in the current year, management recorded a full valuation allowance against the Company’s net deferred tax asset as of September 30, 2012.

As of September 30, 2012 and December 31, 2011, the Company had no unrecognized tax liabilities. Income taxes are provided based on the liability method for financial reporting purposes. For the three months ended September 30, 2012, there were no interest or penalties recorded.

In Belgium, the Company is still open to examination by the Belgian tax authorities from 2008 forward. Currently, tax years 2009 and 2010 are under examination. The Company does not expect additional taxes to be due as a result of the examination. In the United States, the Company is still open to examination from 2008 forward, although carryforward tax attributes that were generated prior to 2008 may still be adjusted upon examination by the U.S. tax authorities if they either have been or will be utilized.

As of December 31, 2010, the Company provided for U.S. tax on foreign earnings of approximately $25,475 that is expected to be repatriated. As of September 30, 2012, $13,757 had been successfully repatriated. Income taxes related to repatriation of cash held in foreign countries is not expected to exceed $350. As of September 30, 2012, $200 of income taxes related to the repatriation has been paid and the remainder is expected to be paid in 2013. As of September 30, 2012, the fair value of net deferred tax assets is zero due to full valuation allowance.

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

Indemnification provisions

The Company sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of September 30, 2012, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,428 (€5,000), $5,200 and $863, respectively. At September 30, 2012, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Thousands of Dollars)

may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At September 30, 2012, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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

In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective the close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, costs to settle remaining leases, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings and sublease payments. Such net costs were estimated to be $1.870 million as of September 30, 2012. Our estimates are based on assumptions regarding our ability to settle outstanding obligations and the ultimate timing of distributions to our stockholders, but do not include any settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena or any other legal proceedings.

The Company received a subpoena from the Department of Justice (“DOJ”) on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. The DOJ initially limited its request of documents to those relating to an indicted former employee of Mecar USA. The DOJ subsequently advised the Company that it is conducting an industry-wide review, and therefore the DOJ’s investigation of the Company will be expanded and ongoing. The Company also received inquiries from the Securities and Exchange Commission (“SEC”) as to this matter. We cannot predict the settlement amounts, fines or penalties, if any, that we might incur as a result of the foregoing. The period of time required to resolve these matters is uncertain but is expected to take in excess of one year. Furthermore, under the Agreement, the Company has agreed to indemnify Chemring and certain of its related parties from any losses, fines or penalties arising out of, among other things, the completed contracts of Mecar and Mecar USA. We have escrowed $15 million of the cash consideration paid to the Company in the sale to secure our indemnification obligations under the Agreement. These escrowed funds will not be available to the Company for distribution to our stockholders, or otherwise, until released to the Company pursuant to the terms of the Agreement.

Based on advice from our Foreign Corrupt Practices Act (“FCPA”) outside counsel, we are now estimating that we may not be able to conclude the DOJ/SEC inquiries, complete the Delaware dissolution process and make final distribution to stockholders until 2013. As a result, our estimate of net costs to be incurred during liquidation includes our estimate of costs through December 31, 2013.

In February and March, 2012, the DOJ dismissed charges against all individuals indicted in the FCPA “sting” operation, including the former employee of MECAR USA. Since this time, the Company’s FCPA counsel has had several discussions with the DOJ and SEC regarding the agencies’ respective inquiries. The SEC has recently advised that it will not pursue an enforcement action against the Company. The discussions with the DOJ are continuing and based upon these discussions, it appears likely that resolution of the DOJ inquiry will involve a payment by the Company in connection with at least one transaction involving the former employee of Mecar USA. At this point, the amount of this payment is undeterminable.

No distributions to stockholders are expected prior to resolution of the DOJ inquiry and completion of the Delaware dissolution process which includes notice to creditors and publication of the dissolution, followed by a petition to the Delaware courts.

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

Net Assets in Liquidation

Net assets in liquidation at September 30, 2012 are $43.328 million compared to $44.333 million at December 31, 2011. The change in net assets in liquidation is due to: (i) adjustments of assets to fair value, (ii) adjustment to estimated income to be earned on investments, and (iii) adjustments to estimated costs to be incurred during liquidation. The net assets in liquidation per share as of September 30, 2012 has been adjusted to $5.26 as compared to $5.32 as of June 30, 2012, $5.35 as of March 31, 2012, $5.38 as of December 31, 2011, $5.37 as of September 30, 2011, $5.40 as of June 30, 2011 and $5.54 as of March 31, 2011 and December 31, 2010.

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

As of September 30, 2012, cash and cash equivalents increased from December 31, 2011 by approximately $7.2 million due to funds transferred from short-term investments. We expect to reinvest a substantial portion of these funds in the fourth quarter of 2012.

Changes in Net Assets in Liquidation During the Three Months Ended September 30, 2012

The table below summarizes the changes in net assets during the three months ended September 30, 2012:

Three Months
Ended
September 30, 2012
Net assets on liquidation basis at beginning of period	$43,818

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	214
Increase in estimated net costs to be incurred during liquidation	(489)
Adjust estimated income to be earned during liquidation	(215)

Net assets on liquidation basis at end of period	$43,328

The change in net assets in liquidation during the three months ended September 30, 2012 is the net effect of valuation changes to the net assets, adjustment to income to be earned on investments, and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value increased the net assets in liquidation by $0.214 million. The estimated net costs to be incurred during liquidation increased by $0.489 million. Estimated income to be earned during liquidation decreased by $0.215 million. The net effect was a decrease of $0.490 million in net assets in liquidation for the three months ended September 30, 2012.

The adjustment of assets to fair value is the reduction of short-term investments to fair market value. The unrealized loss associated with the short-term investments is due to the Company’s purchase of financial instruments with interest rates above market and therefore are purchased at a premium to their maturity value with an initial unrealized loss. The unrealized loss will be absorbed against the interest income received as the instruments mature.

The table below reconciles the changes during the quarter ended September 30, 2012, in the estimated net costs to be incurred during liquidation. Actual costs, net of interest income received, incurred during the three months ended September 30, 2012 reduce the remaining estimated net costs to be incurred during liquidation. An update to the estimate of remaining net costs to be incurred during liquidation is reflected in the changes in estimates column.

	(in thousands)
	June 30,	Changes in	(Costs Incurred)	September 30,
Estimated Net Costs to be Incurred During Liquidation	2012	Estimates	Income Received	2012
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$292	$(9)	$(33)	$250
Compliance and other office costs	427	44	(117)	354
Insurance Fees	421	10	(220)	211
Professional Fees	1,090	444	(516)	1,018
Income Taxes	150	—	—	150

Subtotal	2,380	489	(886)	1,983
Less: interest income on cash and investment balances	(135)	215	(193)	(113)

Total net costs to be incurred during liquidation	$2,245	$704	$(1,079)	$1,870

During the three months ended September 30, 2012, $0.886 million of costs were incurred. The estimate of costs to be incurred during liquidation was increased by $0.489 million. This is the net effect of a $0.009 million decrease in compensation for remaining employees and directors; $0.044 million increase in compliance and other office costs; $0.010 million increase in insurance fees, and $0.444 million increase in professional fees primarily due to increased legal fees associated with the DOJ matter. The Company also incurred substantial legal fees in the third quarter in its efforts to resolve the DOJ/SEC inquiry, as well as in resolving a threatened lawsuit by a former employee of MECAR USA. As of September 30, 2012, the estimate of remaining costs to be incurred through 2013 is $1.983 million. Future investment income is estimated to be $0.113 million resulting in estimated total net costs to be incurred during liquidation of $1.870 million as of September 30, 2012.

The Company recorded a net loss of $0.193 million on short-term investments (comprised of interest income of $0.176 million and a realized loss of $0.369 million) during the three-month period ended September 30, 2012. The realized loss is attributable to the early redemption of approximately $8.100 million of municipal bonds during the quarter as compared to a cumulative net redemption of approximately $3.500 million for the six-month period ended June 30, 2012. The recorded loss of $0.193 million in investment income is offset by an unrealized gain of $0.214 million, resulting in a net gain of $0.021 on investments during the quarter.

Changes in Net Assets in Liquidation During the Nine Months Ended September 30, 2012

The table below summarizes the changes in net assets during the nine months ended September 30, 2012:

Nine Months
Ended
September 30, 2012
Net assets on liquidation basis at beginning of period	$44,333

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	212
Increase in estimated net costs to be incurred during liquidation	(980)
Adjust estimated income to be earned during liquidation	(237)

Net assets on liquidation basis at end of period	$43,328

The change in net assets in liquidation during the nine months ended September 30, 2012 is the net effect of valuation changes to the net assets, adjustment to estimated income to be earned on investments, and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value increased the net assets in liquidation by $0.212 million. The estimated net costs to be incurred during liquidation increased by $0.980 million. Estimated income to be earned during liquidation decreased by $0.237 million. The net effect was a decrease of $1.005 million in net assets in liquidation for the nine months ended September 30, 2012.

The adjustment of assets to fair value is the reduction of short-term investments to fair market value. The unrealized loss associated with the short-term investments is due to the Company’s purchase of financial instruments with interest rates above market and therefore are purchased at a premium to their maturity value with an initial unrealized loss. The unrealized loss will be absorbed against the interest income received as the instruments mature.

The table below reconciles the changes during the nine months ended September 30, 2012, in the estimated net costs to be incurred during liquidation. Actual costs, net of interest income received, incurred during the nine months ended September 30, 2012 reduce the remaining estimated net costs to be incurred during liquidation. An update to the estimate of remaining net costs to be incurred during liquidation is reflected in the changes in estimates column.

	(in thousands)
	December 31,	Changes in	(Costs Incurred)	September 30,
Estimated Net Costs to be Incurred During Liquidation	2011	Estimates	Income Received	2012
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$297	$92	$(139)	$250
Compliance and other office costs	564	50	(260)	354
Insurance Fees	321	354	(464)	211
Professional Fees	1,556	484	(1,022)	1,018
Income Taxes	150	—	—	150

Subtotal	2,888	980	(1,885)	1,983
Less: interest income on cash and investment balances	(200)	237	(150)	(113)

Total net costs to be incurred during liquidation	$2,688	$1,217	$(2,035)	$1,870

As of December 31, 2011, the estimated total net costs to be incurred during liquidation was $2.688 million, consisting of $2.888 million estimated costs offset by $0.200 million of investment income. During the nine months ended September 30,

2012, $1.885 million of costs were incurred. The estimate of costs to be incurred during liquidation was increased by $0.980 million. This is the net effect of a $0.092 million increase in compensation for remaining employees and directors principally due to a final 401 (k) plan contribution and a potential final pay-out to Mecar employees; $0.050 million increase in compliance and other office costs; $0.354 million increase in insurance fees, primarily due to the amortization of prepaid insurance and write-off of the prepaid balance and an increase in the estimate for D&O insurance; and $0.484 million increase in professional fees primarily due to increased legal fees associated with the DOJ matter and resolution of a threatened lawsuit by a former employee of MECAR USA. As of September 30, 2012, the estimate of remaining costs to be incurred through 2013 is $1.983 million. Future investment income is estimated to be $0.113 million resulting in estimated total net costs to be incurred during liquidation of $1.870 million as of September 30, 2012.

The Company recorded a net loss of $0.150 million on short-term investments (comprised of interest income of $0.642 million and a realized loss of $0.792 million) during the nine-month period ended September 30, 2012. The realized loss is attributable to the early redemption of approximately $11.600 million of municipal bonds. The recorded loss of $0.150 million in investment income is offset by an unrealized gain of $0.212 million, resulting in a net gain on investments of $0.062 million during the nine-month period ending on September 30, 2012.

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

Indemnification provisions

The Company sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of September 30, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1.0 million, $0.950 million, $6.428 million (€5.0 million), $5.2 million and $0.863 million, respectively. At September 30, 2012, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.560 million in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15 million plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At September 30, 2012, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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

Disclosure Controls and Procedures

Subject to the provisions set forth in the Overview section above, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2012.

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

Subsequently, the Company received notice from the DOJ that indicated that it would request additional documents and expand its review beyond matters relating to the indicted former employee of Mecar USA. The Company understood that the DOJ’s expanded review was in connection with an industry-wide review. The Company also received inquiries from the SEC regarding this matter. The SEC recently advised the Company that it will not pursue an enforcement action against the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2012 filed with the SEC formatted in Extensible Business Reporting Language (XBRL):

(i)	Consolidated Statements of Net Assets as of September 30, 2012 and December 31, 2011 (liquidation basis)

(ii)	Consolidated Statement of Changes in Net Assets for the three and nine months ended September 30, 2012 (liquidation basis)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

/s/ Charles S. Ream
Date: November 13, 2012	Charles S. Ream
Director and Chief Financial Officer