Form 10-K
period 2012-12-31
ALLIED DEFENSE GROUP INC
filed 2013-03-29
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Common Stock, $0.10 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐     NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐     NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form    10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates as of June 30, 2012, the last day of the registrant’s most recently completed second fiscal quarter, was $29,471,514. For purposes of this determination, only our directors, including any indirect holdings of such directors as reported in Item 11 of this Form 10-K, and executive officers have been deemed affiliates.

The number of shares of registrant’s Common Stock outstanding as of February 28, 2013, was 8,235,195.

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

In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, insurance costs, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings. Such net costs were estimated to be $1.577 million as of December 31, 2012. Our estimates are based on assumptions regarding our ability to settle outstanding obligations and the ultimate timing of distributions to our stockholders, but do not include settlement amounts, fines or penalties, if any, that we might incur as a result of the Department of Justice (“DOJ”) subpoena or any other legal proceedings. Our estimate of net costs only includes costs through December 31, 2013 based on the assumption that the Company will reach resolution of the DOJ inquiry prior to that date.

The Company received a subpoena from the DOJ on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. This subpoena was issued at the same time as the DOJ announced that it had indicted several individuals in connection with an FCPA sting operation, including an employee of MECAR USA. This individual’s employment was promptly terminated. The DOJ initially limited its request of documents to those relating to the former employee of Mecar USA. The DOJ subsequently advised the Company that it is conducting an industry-wide review, and therefore the DOJ’s investigation of the Company will be expanded and ongoing. The Company also received inquiries from the Securities and Exchange Commission (“SEC”) as to this matter.

In early 2012, the DOJ dismissed charges against all individuals indicted in the FCPA sting operation, including the former employee of MECAR USA. Since this time, the Company’s outside counsel has had several discussions with the DOJ and SEC regarding the agencies’ respective inquiries. The SEC has advised that it will not pursue an enforcement action against the Company. The discussions with the DOJ are continuing and based upon these discussions it appears likely that resolution of the DOJ inquiry will involve a payment by the Company in connection with at least one transaction involving the former employee of Mecar USA. At this point, the amount of this payment is undeterminable.

No distributions to stockholders are expected prior to resolution of the DOJ inquiry and completion of the Delaware dissolution process which includes notice to creditors and publication of the dissolution, followed by a petition to the Delaware courts. The Company has commenced the creditor notice process and believes it will be in a position to make an initial distribution to stockholders by the end of 2013, contingent upon timely finalizing a settlement with the DOJ.

We cannot predict the settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ inquiry. As a result, it is unlikely that any distributions to our stockholders will be made until the matters relating to the DOJ inquiry have been resolved. Furthermore, under the Agreement, the Company has agreed to indemnify Chemring and certain of its related parties from any losses, fines or penalties arising out of, among other things, the completed contracts of Mecar and Mecar USA. We have escrowed $15 million of the cash consideration paid to the Company in the sale to secure our indemnification obligations under the Agreement. These escrowed funds will not be available to the Company for distribution to our stockholders, or otherwise, until released to the Company pursuant to the terms of the Agreement.

The Company is being managed by its two directors who are also acting as the Company’s Chief Executive Officer and Chief Financial Officer. The Company no longer has any full-time employees. Allied no longer conducts any active business operations and is winding-up its affairs as set forth above.

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

DOJ Subpoena

On January 19, 2010, the Company received a subpoena and communications from the DOJ requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. On the same day, the Company also became aware through a press release issued by the DOJ that an employee of Mecar USA had been indicted by the DOJ for allegedly engaging in schemes to bribe foreign government officials to obtain and retain business. The unsealed indictment of this employee and the DOJ’s press release indicate that the alleged criminal conduct was on behalf of a Decatur, Georgia company which is unrelated to the Company or Mecar USA. Mecar USA’s employment agreement with the employee provided that the employee not actively engage in any other employment, occupation or consulting activity that conflicts with the interests of the Company. In light of the employee’s breach of his employment agreement, Mecar USA terminated his employment on January 20, 2010.

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

Subsequently, the Company received notice from the DOJ that indicated that it would request additional documents and expand its review beyond matters relating to the indicted former employee of Mecar USA. The Company understands that the DOJ’s expanded review is in connection with an industry-wide review. The Company also received inquiries from the SEC as to this matter. The SEC recently advised that it will not pursue an enforcement action against the Company.

The Company is cooperating with the DOJ and has been complying with the DOJ’s subpoena. The Company’s ongoing compliance is being overseen by the Company’s Board of Directors. The Board of Directors is being assisted in these matters by outside counsel. The Company cannot predict the outcome of these matters or the impact, if any, that they may have on our plan to return the net proceeds of the Chemring sale to our stockholders.

In early 2012, the DOJ dismissed charges against all individuals indicted in the FCPA sting operation, including the former employee of MECAR USA. Since this time, the Company’s outside counsel has had numerous discussions with the DOJ regarding the inquiry. Based upon these discussions, it appears likely that resolution of this inquiry will involve a payment by the Company in connection with at least one transaction involving the former employee of Mecar USA. At this point, the amount of this payment is undeterminable.

No distributions to stockholders are expected prior to resolution of the DOJ inquiry and completion of the Delaware dissolution process which includes notice to creditors and publication of the dissolution, followed by a petition to the Delaware courts. The Company has commenced the creditor notice process and believes it will be in a position to make an initial distribution to stockholders by the end of 2013, contingent upon timely finalizing a settlement with the DOJ.

Indemnification provisions

The Company sold its SeaSpace, Titan, VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have expired. As of December 31, 2012, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1 million, $0.950 million, $6.6 million, $5.2 million and $0.863 million, respectively. At December 31, 2012, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.56 million in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15 million plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 or (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At December 31, 2012, no amount has been accrued related to this indemnification as a liability is not deemed probable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information. Allied’s Common Stock was listed for trading on the NYSE Mkt, LLC (formerly American Stock Exchange) until September 20, 2010. From that date through the end of August, 2011, the Company’s stock traded in the over-the-counter market under the trading symbol ADGI. The Company’s stock ceased trading after the Company filed a certificate of dissolution in Delaware on August 31, 2011. The table below shows the high and low sales prices of Allied’s Common Stock during 2011:

	2011
	High	Low
1st Quarter	$3.75	$3.25
2nd Quarter	$3.58	$3.15
3rd Quarter	$3.50	$2.97
4th Quarter	N/A	N/A

Stockholders. The number of holders of record of the Common Stock at August 31, 2011 was 725. We closed our stock transfers on August 31, 2011.

Dividends. There have been no dividends declared or paid by Allied since November 1992.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, insurance costs, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings. Such net costs were estimated to be $1.577 million as of December 31, 2012. Our estimates are based on assumptions regarding our ability to settle outstanding obligations and the ultimate timing of distributions to our stockholders, but do not include settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ subpoena or any other legal proceedings. Our estimate of net costs only includes costs through December 31, 2013 based on the assumption that the Company will reach resolution of the DOJ inquiry prior to that date.

The Company received a subpoena from the DOJ on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. This subpoena was issued at the same time as the DOJ announced that it had indicted several individuals in connection with an FCPA sting operation, including an employee of MECAR USA. This individual’s employment was promptly terminated. The DOJ initially limited its request of documents to those relating to the former employee of Mecar USA. The DOJ subsequently advised the Company that it is conducting an industry-wide review, and therefore the DOJ’s investigation of the Company will be expanded and ongoing. The Company also received inquiries from the Securities and Exchange Commission (“SEC”) as to this matter.

In early 2012, the DOJ dismissed charges against all individuals indicted in the FCPA sting operation, including the former employee of MECAR USA. The Company has subsequently requested that the DOJ consider the Company’s status in its investigation so that the Company may move forward with distributions to Company stockholders. The SEC has advised that it will not pursue an enforcement action against the Company. The discussions with the DOJ are continuing and based upon these discussions it appears likely that resolution of the DOJ inquiry will involve a payment by the Company in connection with at least one transaction involving the former employee of MECAR USA. At this point, the amount of this payment is undeterminable.

No distributions to stockholders are expected prior to resolution of the DOJ inquiry and completion of the Delaware dissolution process which includes notice to creditors and publication of the dissolution, followed by a petition to the Delaware courts. The Company has commenced the creditor notice process and believes it will be in a position to make initial distributions to stockholders by the end of 2013, contingent upon timely finalizing a settlement with the DOJ.

We cannot predict the settlement amounts, fines or penalties, if any, that we might incur as a result of the DOJ inquiry. The period of time required to resolve these matters is uncertain. As a result, it is unlikely that any distributions to our stockholders will be made until the matters relating to the DOJ inquiry have been resolved. Furthermore, under the Agreement, the Company has agreed to indemnify Chemring and certain of its related parties from any losses, fines or penalties arising out of, among other things, the completed contracts of Mecar and Mecar USA. We have escrowed $15 million of the cash consideration paid to the Company in the sale to secure our indemnification obligations under the Agreement. These escrowed funds will not be available to the Company for distribution to our stockholders, or otherwise, until released to the Company pursuant to the terms of the Agreement.

Net Assets in Liquidation

Net assets in liquidation at December 31, 2012 are $43.256 million compared to $44.333 million at December 31, 2011. The change in net assets in liquidation is due to adjustments to: (i) the fair value of assets, (ii) income earned on investments, and (iii) estimated costs to be incurred during liquidation. The net assets in liquidation per share as of December 31, 2012 have been adjusted to $5.25 as compared to $5.26 as of September 30, 2012, $5.32 as of June 30, 2012, $5.35 as of March 31, 2012 and $5.38 as of December 31, 2011.

We expect to use all of our net assets to complete our Plan of Dissolution, which includes settling existing claims against the Company, including current liabilities and accrued expenses, and making cash liquidating distributions to our shareholders. Net assets available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution, any actual settlement costs for existing claims against the Company (as we have not accrued any amounts for resolution of the DOJ matter or any other existing claim), or if there are existing, but unknown claims made against us in the future.

Our estimate of net costs to be incurred during liquidation includes costs only through December 31, 2013. We have assumed that we will be in a position to make an initial distribution to stockholders by the end of 2013. To meet this goal we must (i) complete the Delaware law requirements for liquidation, which include creditor notices, newspaper publications and a petition to the Delaware courts and (ii) complete the DOJ settlement. We have initiated the Delaware law proceedings and anticipate completing them in 2013, contingent upon timely resolution of the DOJ settlement. If we are unable to timely complete the Delaware law proceedings and/or the DOJ settlement, we will incur additional costs in 2014 and continuing until we complete these matters. Such a delay will further reduce the amount available for distribution to the stockholders.

Changes in Net Assets in Liquidation During the Year Ended December 31, 2012

The table below summarizes the changes in net assets during the year ended December 31, 2012:

Year Ended
December 31, 2012
Net assets on liquidation basis at beginning of period	$44,333
Changes in fair value of net assets in liquidation
Adjust net assets to fair value	139
Increase in estimated net costs to be incurred during liquidation	(1,050)
Adjust estimated income to be earned during liquidation	(166)

Net assets on liquidation basis at end of period	$43,256

The change in net assets in liquidation during the year ended December 31, 2012 is the net effect of valuation changes to the net assets, income earned on investments and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value increased the net assets in liquidation by $0.139 million. The estimated net costs to be incurred during liquidation increased by $1.050 million. Adjusting estimated income to be earned during liquidation decreased the net assets in liquidation by $0.166 million. The net effect was a decrease of $1.077 million in net assets in liquidation during the year ended December 31, 2012.

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

Our estimate of $1.577 million in net remaining costs to be incurred during liquidation consists of $0.193 million in compensation for remaining employees and directors; $0.236 million for compliance and other office costs, including resident filing fees and costs to settle remaining leases; $0.210 million for insurance; $0.878 million in fees for professional service providers including legal representation relating to the DOJ subpoena; and $0.150 million in income taxes related to the repatriation of foreign monies; offset by interest income of $0.090 million estimated to be received on our cash and short-term investment balances during liquidation. Our estimates are based on the assumption that liquidation will occur no later than December 31, 2013.

The table below reconciles the changes during the year ended December 31, 2012, in the estimated net costs to be incurred during liquidation:

	(in thousands)
	December 31,	Changes in	(Costs Incurred)	December 31,
Estimated Net Costs to be Incurred During Liquidation	2011	Estimates	Income Received	2012
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$297	$64	$(168)	$193
Compliance and other office costs	564	5	(333)	236
Insurance Fees	321	353	(464)	210
Professional Fees	1,556	628	(1,306)	878
Income Taxes	150	—	—	150

Subtotal	2,888	1,050	(2,271)	1,667
Less: interest income on cash and investment balances	(200)	166	(56)	(90)

Total net costs to be incurred during liquidation	$2,688	$1,216	$(2,327)	$1,577

The estimate of costs to be incurred in liquidation was increased by $1.050 in 2012 primarily as a result of: a $0.064 million increase in compensation for remaining employees and directors principally due to a final 401(k) plan contribution and a potential final pay-out to Mecar employees; $0.005 million increase in compliance and other office costs; $0.353 million increase in insurance fees, primarily due to the amortization and write-off of the prepaid balance and an increase in the estimate for D&O insurance; and $0.628 million increase in professional fees primarily due to increased legal fees associated with the DOJ matter and resolution of a threatened lawsuit by a former employee of MECAR USA. Future investment income is estimated to be $0.090 million resulting in estimated total net costs to be incurred during liquidation of $1.577 million as of December 31, 2012.

The Company invests only in money market funds and short-term investments with maturities of less than twelve months. At the date of purchase, the amount paid for a short-term investment exceeds the maturity value of the investment. Over the remaining term of the investment the Company receives income at the coupon rate which represents a return of the excess purchase price plus income at the market rate. The current market rate for our investments is between .25 and .30% per year. Our net investment income during the year is the net of the unrealized fair value adjustment and the income received. During 2012, the net investment income was $0.083 million which was the fair value adjustment of $0.139 million offset by a realized loss of ($0.056) million. The realized loss was the result of an excess of realized losses incurred on maturities of investments over investment income received.

Changes in Net Assets in Liquidation During the Year Ended December 31, 2011

The table below summarizes the changes in net assets during the year ended December 31, 2011:

Year Ended
December 31, 2011
Net assets on liquidation basis at beginning of period	$45,629

Changes in fair value of net assets in liquidation
Adjust net assets to fair value	(1,577)
Increase in estimated net costs to be incurred during liquidation	(1,184)
Adjust estimated income to be earned during liquidation	1,465

Net assets on liquidation basis at end of period	$44,333

The change in net assets in liquidation during the year ended December 31, 2011 is the net effect of valuation changes to the net assets, income earned on investments and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value decreased the net assets in liquidation by $1.577 million. The estimated net costs to be incurred during liquidation increased by $1.184 million. Adjusting estimated income to be earned during liquidation increased the net assets in liquidation by $1.465 million. The net effect was a reduction of $1.296 million in net assets in liquidation for the year ended December 31, 2011.

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

The table below reconciles the changes during the year ended December 31, 2011, in the estimated net costs to be incurred during liquidation:

Estimated Net Costs to be Incurred During Liquidation	(in thousands)
	December 31,	Changes in	(Costs Incurred)	December 31,
	2010	Estimates	Income Received	2011
Estimated net costs to be incurred during liquidation
Compensation for remaining employees and directors	$398	$173	$(274)	$297
Compliance and other office costs	1,230	(34)	(632)	564
Insurance Fees	351	454	(484)	321
Professional Fees	1,385	814	(643)	1,556
Income Taxes	350	—	(200)	150

Subtotal	3,714	1,407	(2,233)	2,888
Accrued liabilities	399	(223)	(176)	—

Subtotal	4,113	1,184	(2,409)	2,888
Less: interest income on cash and investment balances	(150)	(1,465)	1,415	(200)

Total net costs to be incurred during liquidation	$3,963	$(281)	$(994)	$2,688

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

The primary causes for the increase were the extension of the liquidation period through 2013 based on advice of outside counsel ($0.800 million), the settlement of litigation with a former executive of the Company ($0.200 million), additional accounting and legal fees to be incurred as a result of the direction by the Securities and Exchange Commission staff that the Company must continue to file quarterly and audited annual financial statements ($0.250 million), and an increase in the premium costs for directors and officers liability insurance ($0.150 million). These increases were offset by the estimate of sublease income from the Company’s former executive offices ($0.200 million).

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

The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

•	Estimates of the potential liability associated with litigation and government investigation.

•	Estimates of expenses incurred and interest income received during liquidation. Under the liquidation basis of accounting, the Company accrues for the remaining costs to be incurred during liquidation, including compensation for remaining directors, insurance costs, fees for professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. These estimates are undiscounted for present value and are based on the assumption that liquidation will occur no later than December 31, 2013.

•	Fair Value of financial instruments. The fair values for substantially all of our financial assets and financial liabilities are based on observable prices and inputs and are classified in level 1 of the hierarchy.

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

Employee Severance Payments

The Company entered into employment agreements with certain management personnel at the Company’s subsidiaries and with certain domestic management personnel. In September 2010, the Company paid $1.650 million in satisfaction of its severance obligations to the Company’s management personnel. Employment agreements with employees at Mecar and Mecar USA were assigned as part of the sale transactions. The Company is obligated to pay up to $0.075 million of additional severance payments at the time it makes distributions to stockholders. These expenses are included in the estimated net costs to be incurred during liquidation.

Indemnification provisions

The Company sold its SeaSpace, Titan, VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have expired. As of December 31, 2012, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1.0 million, $0.950 million, $6.6 million (€5.0 million), $5.2 million and $0.863 million, respectively. At December 31, 2012, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.560 million in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15 million plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 or (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At December 31, 2012, no amount has been accrued related to this indemnification as a liability is not deemed probable.

Future Reporting

The Company filed a Certificate of Dissolution with the State of Delaware on August 31, 2011 and the Company has closed its stock transfer books and instructed its stock transfer agent that no further stock transfers be recognized. Accordingly, the Company’s stock has ceased trading on the market. The Company is required under Delaware law to maintain a quasi-corporate existence for a period of three years for the limited purpose of winding up its affairs and discharging or making provision for the discharge of its liabilities.

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

There were no disagreements on any matter of accounting principles, financial statement disclosure or auditing scope or procedure to be reported under this item. BDO USA, LLP was the Company’s independent registered public accounting firm for both 2012 and 2011.

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

Disclosure Controls and Procedures

Subject to the provisions set forth in the Overview section above, under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2012.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Based on our assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal controls over financial reporting are effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15-d-15(f) of the Exchange Act) during the fourth quarter of fiscal year 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

There was no information required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 which was not so disclosed.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the directors of Allied:

Name of Nominee	Year in which first elected a director	Age	Principal business occupation for past five years and other directorships
John G. Meyer, Jr.	2003	68	Consultant; Chief Executive Officer of RedX Defense, Inc., a provider of explosive detection devices from July 2009 to September 2009; Chief Executive Officer of Heckler & Koch, a defense contractor, from June 2005 – August 2007; Chief Executive Officer of the Company from June 2003 – June, 2005; President of the Company from January 2003 – June 2005; Chief Operating Officer of the Company from January 2001 – May 2003; Executive Vice President of the Company from January 2001 – January 2003; retired from United States Army having served as its most senior Public Affairs Officer. Mr. Meyer has proven business acumen, having served as the chief executive officer of several defense industry companies including serving as the Chief Executive Officer of the Company from 2003 to 2005. His military background provides the Board with relevant industry experience. Mr. Meyer currently serves on the board of Cyalume Technologies, Inc. as well as three non-public companies.

Charles S. Ream	2006	69	Retired as the Executive Vice President and Chief Financial Officer of Anteon International Corporation, having served in that capacity from 2003-2006; Senior Vice President and Chief Financial Officer of Newport News Shipbuilding Inc. from 2000-2001; Senior Vice President of Finance and Strategic Initiatives of Raytheon Systems Company from 1998-2000. Currently a director of Aeroflex Holdings Corp. and Engility Holding Corp., and previously a director of Vangent, Inc. (2007-2011), DynCorp International (2006-2010), Stewart & Stevenson, Inc. (2004-2006), and Stanley, Inc. (2006-2010). Mr. Ream’s experience brings to the Board a strong understanding of public company governance and operations. In addition, Mr. Ream currently serves on the board of one non-public company. Mr. Ream has extensive financial experience having served as a chief financial officer at several industry-related companies. Mr. Ream is a certified public accountant (inactive).

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

Based solely upon a review of a copy of the Section 16(a) filing received by the Company during or with respect to 2012, the Company believes that each filing required to be made pursuant to Section 16(a) of the Exchange Act and with respect to 2012 was filed in a timely manner.

ITEM 11.	EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

As Of December 31, 2012

Name and Principal Position	Year	Salary		Bonus	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation on ($)	Total ($)
John G. Meyer, Jr., Chief Executive	2012	$54,000	(1)							$54,000
Officer from and after September 1, 2010	2011	$54,000	(1)							$54,000
Charles S Ream, Chief Financial	2012	$54,000	(1)							$54,000
Officer from and after September 1, 2010	2011	$54,000	(1)							$54,000

(1)	Salary paid as director’s compensation

COMPENSATION OF DIRECTORS

Each director is compensated for service at the annual rate of $54,000. The Company also reimburses directors for out-of-pocket expenses incurred in connection with their service.

DIRECTOR COMPENSATION FOR 2012

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

The following table sets forth information with respect to the shares of the Company’s common stock which is held by the only persons known to the Company to be the beneficial owners of more than 5% of such common stock based upon the most recent filings made by the undersigned with the Securities and Exchange Commission and other information obtained by the Company:

Name of Beneficial Owner	Shares Beneficially Owned	Percent of Class(1)
Southpaw Asset Management(2)	838,569	10.2%
Water Island Capital, LLC(3)	689,203	8.4%
AQR Capital Management, LLC(4)	594,564	7.2%
Dimensional Fund Advisors LP(5)	504,833	6.1%
Gabelli Funds, LLC (6)	420,247	5.1%

(1)	Based upon 8,235,195 shares of common stock outstanding as of December 31, 2012.
(2)	Ownership information based on information in a Form 13G filed with the SEC on January 20, 2012, by Southpaw Credit Opportunity Master Fund LP, Southpaw Asset Management LP, Southpaw Holdings LLC, Kevin Wyman and Howard Golden, Two Greenwich Office Park, Greenwich, CT 06831.
(3)	Ownership information based on information contained in a Schedule 13G filed with the SEC on December 10, 2010 by Water Island Capital, LLC (“Water Island”). Water Island possesses sole voting power of 689,203 shares or our common stock and sole investment power of 689,203 shares of our common stock. The principal business address of the reporting person is 41 Madison Ave., Suite 2802, New York, NY 10010.
(4)

Ownership information as of December 31, 2012, based on information contained in a Schedule 13G/A filed with the SEC on February 13, 2013 by AQR Capital Management, LLC (“AQR”). AQR possesses shared voting power of 594,564 shares of our common stock and shared investment power of 594,564 shares of our common stock. The principal business address of AQR is Two Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

(5)	Ownership information as of December 31, 2012, based on information contained in a Schedule 13G/A filed with the SEC on February 11, 2013 by Dimensional Fund Advisors LP (“Dimensional”). Dimensional possesses sole voting power of 497,420 shares of our common stock and sole investment power of 504,833 shares of our common stock. Dimensional, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, as amended, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, as amended, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Dimensional Funds”). In certain cases, subsidiaries of Dimensional may act as an adviser or sub-adviser to certain Dimensional Funds. In its role as investment adviser, sub-adviser and/or manager, neither Dimensional nor its subsidiaries possesses voting and/or investment power over our securities that are owned by the Dimensional Funds, and may be deemed to be the beneficial owner of our shares of common stock held by the Dimensional Funds. However, all shares reported on Dimensional’s Schedule 13G/A are owned by the Dimensional Funds. Dimensional disclaims beneficial ownership of such securities. The principal business address of Dimensional is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.
(6)	Ownership information, based on information contained in a Schedule 13D filed with the SEC on December 13, 2010 by Gabelli Funds, LLC (“Gabelli”). Gabelli possesses shared voting power of 420,247 shares of our common stock and shared investment power of 420,247 shares of our common stock. The principal business address of Gabelli is One Corporate Center, Rye, New York 10580-1435.

The following information is furnished as of December 31, 2012, with respect to the beneficial ownership by management of the Company’s common stock:

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	Percent of Class
Common	John G. Meyer, Jr.	102,800 Owned directly	1.25%
Common	Charles S. Ream	36,214 Owned directly	*
Common	All executive officers and directors as a group(2)	139,014 Owned directly	1.69%

*	Less than 1.00%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

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

The following table sets forth the fees billed to the Company by BDO USA, LLP (BDO) for audit and other services provided for 2012 and 2011, including work in connection with quarterly reviews:

	(In Thousands)
	2012	2011
Audit fees	$75	$85
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

Total	$75	$85

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibits

2.1	Stock and Asset Purchase Agreement, dated as of June 24, 2010, between The Allied Defense Group, Inc., Mecar USA, Inc., ARC Europe, S.A. and Chemring Group PLC (Filed as Exhibit 2.1 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

3.1	Certificate of Incorporation, as amended (Incorporated by reference from Form 10-Q filed in August 2002).

3.2	Amended and Restated By-Laws (Incorporated by reference from Form 10-Q filed in August 2004).

3.3	Plan of Complete Liquidation And Dissolution of The Allied Defense Group, Inc. (Incorporated by reference from Proxy Statement filed on July 28, 2010).

3.4	Certificate of Dissolution dated August 31, 2011 (Incorporated by reference from Form 10-K filed in March 2012).

4.1	Rights Agreement between Allied and Mellon Investor Services, LLC (Incorporated by reference from Form 8-K filed in June 2001).

4.2	First Amendment To Rights Agreement, dated as of June 15, 2006 (incorporated by reference from Form 8-A/A filed on June 21, 2006).

4.3	Second Amendment To Rights Agreement, dated as of November 30, 2006 (incorporated by reference from Form 8-K filed on December 7, 2006).

4.4	Third Amendment To Rights Agreement, dated as of January 18, 2010 (incorporated by reference from Form 8-K filed on January 19, 2010).

4.5	Fourth Amendment To Rights Agreement, dated as of June 24, 2010 (Filed as Exhibit 4.5 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

10.1	Employment Agreement between Allied and John J. Marcello (Incorporated by reference from Form 10-Q filed in August 2005).

10.2	Employment Agreement between Allied and Deborah F. Ricci (Incorporated by reference from Form 10-Q filed in May 2007).

10.3	Employment Agreement between Allied and Monte L. Pickens (Incorporated by reference from Form 8-K filed in April 2003).

10.4	Employment Agreement letter amendment between Allied and Monte L. Pickens (Incorporated by reference from Form 10-Q filed in August 2004).

10.5	Employment Agreement between Allied and Wayne F. C. Hosking, Jr. (Incorporated by reference from Form 8-K filed in April 2004).

10.6	Lease Agreement, as amended (Incorporated by reference from Form 10-Q filed in November 2002).

10.7	Form of Indemnity Agreement for Directors and Executive Officers (Incorporated by reference from Form 10-Q filed in November 2002).

10.8	Amended and Restated International Distribution Agreement (Incorporated by reference from Form 10-Q filed in November 2008).

10.9	Deferred Compensation Plan for Non-Employee Directors (Incorporated by reference from Form 10-Q filed in August 2004).

10.10	Secured Promissory Note, between The Allied Defense Group, Inc. and Chemring Group PLC (Filed as Exhibit 10.27 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

10.11	Secured Promissory Note, between ARC Europe, S.A. and Chemring Group PLC (Filed as Exhibit 10.28 to Form 8-K filed on June 24, 2010, and incorporated herein by reference).

21	List of Subsidiaries (a)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a)

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (a)

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(a).

101	The following financial information from our Annual Report on Form 10-K for 2012 filed with the SEC formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Statements of Net Assets (liquidation basis) as of December 31, 2012 and December 31, 2011; (ii) Consolidated Statements of Changes in Net Assets (liquidation basis) for the years ended December 31, 2012 and 2011.

(a)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Allied has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Allied Defense Group, Inc.

By:
/s/ John G. Meyer, Jr.
	John G. Meyer, Jr., Chief Executive Officer and President	Date: March 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Allied and in the capacities and on the dates indicated.

/s/ Charles S. Ream	Chief Financial Officer	Date: March 29, 2013
Charles S. Ream

/s/ Charles S. Ream	Director	Date: March 29, 2013
Charles S. Ream

/s/ John G. Meyer, Jr.	Director	Date: March 29, 2013
John G. Meyer, Jr.

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

FORMING A PART OF

ANNUAL REPORT PURSUANT TO

THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-K

OF

The Allied Defense Group, Inc.

The Allied Defense Group Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

The Allied Defense Group, Inc.

Vienna, Virginia

We have audited the accompanying consolidated statements of net assets (liquidation basis) of The Allied Defense Group, Inc. and subsidiaries (the “Company”), as of December 31, 2012 and 2011, and the related consolidated statements of changes in net assets (liquidation basis) for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets (liquidation basis) of The Allied Defense Group, Inc. and subsidiaries as of December 31, 2012 and 2011, and the consolidated changes in net assets (liquidation basis) for the years ended December 31, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America applied on the bases described in the preceding paragraph.

/s/ BDO USA, LLP

Bethesda, Maryland

March 29, 2013

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)

(Thousands of Dollars, except per share and share data)

	December 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$1,079	$3,617
Short-term investments	28,604	27,895
Prepaid expenses	—	219
Accrued interest receivable	330	428
Funds held in escrow	15,013	15,010

TOTAL ASSETS	45,026	47,169

LIABILITIES
Estimated net costs to be incurred during liquidation	1,577	2,688
Accounts payable	95	57
Other liabilities	98	91

TOTAL LIABILITIES	1,770	2,836

NET ASSETS IN LIQUIDATION	$43,256	$44,333

NUMBER OF SHARES OUTSTANDING	8,235,195	8,235,195
NET ASSETS IN LIQUIDATION PER SHARE	$5.25	$5.38

See accompanying notes to consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Liquidation Basis)

(Thousands of Dollars, except per share and share data)

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Net assets on liquidation basis at beginning of period	$44,333	$45,629
Changes in fair value of net assets in liquidation
Adjust net assets to fair value	139	(1,577)
Increase in estimated net costs to be incurred during liquidation	(1,050)	(1,184)
Adjust estimated income to be earned during liquidation	(166)	1,465

Net assets on liquidation basis at end of period	$43,256	$44,333

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

In early 2012, the DOJ dismissed charges against all individuals indicted in the FCPA sting operation, including the former employee of MECAR USA. Since this time, the Company’s outside counsel has had numerous discussions with the DOJ regarding the inquiry. Based upon these discussions, it appears likely that resolution of this inquiry will involve a payment by the Company in connection with at least one transaction involving the former employee of Mecar USA. At this point, the amount of this payment is undeterminable.

No distributions to stockholders are expected prior to resolution of the DOJ inquiry and completion of the Delaware dissolution process which includes notice to creditors and publication of the dissolution, followed by a petition to the Delaware courts. The Company has commenced the creditor notice process and believes it will be in a position to make an initial distribution to shareholders by the end of 2013, contingent upon timely finalizing a settlement with DOJ.

For additional disclosures surrounding other legal, refer to Note F—Contingencies and Commitments.

NOTE C – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Liquidation Basis of Accounting

With the authorization of the Plan of Dissolution, the Company adopted the liquidation basis of accounting effective as the close of business on September 30, 2010. The liquidation basis of accounting will continue to be used by the Company until such time that the plan is terminated. Under the liquidation basis of accounting, assets are stated at their estimated net realizable value and liabilities are stated at their estimated settlement amounts, which estimates will be periodically reviewed and adjusted as appropriate. Consolidated statements of net assets (liquidation basis) and consolidated statements of changes in net assets (liquidation basis) are the principal financial statements presented under the liquidation basis of accounting. The valuations of assets at their net realizable value and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from the amounts shown herein because of the inherent uncertainty and will be greater than or less than the amounts recorded. Such differences may be material. In particular, the estimates of the Company’s costs will vary with the length of time it operates under the Plan of Dissolution. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the plan is in effect, and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying consolidated statements of net assets (liquidation basis).Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on September 30, 2010, the date of the authorization of the Plan of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were stated at their estimated settlement amounts. Such value estimates were updated by the Company as of December 31, 2011 and December 31, 2012. The majority of net assets in liquidation at December 31, 2011 and December 31, 2012 were highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value. The exception is the short-term investments which are subject to changes in market value.

The Company is also required to estimate and accrue the costs associated with implementing and completing the Plan of Dissolution under the liquidation basis of accounting. These amounts can vary significantly due to, among other things, the costs of retaining personnel and others to oversee the liquidation, including compensation for remaining directors, insurance costs, fees for legal and other professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings on the Company’s short-term investments. Such net costs were estimated to be $1,577 as of December 31, 2012.

The estimated net costs to be incurred during liquidation as of December 31, 2012 are as follows:

Estimated net costs to be incurred during liquidation:
Compensation for remaining employees and directors	$193
Compliance and other office costs	236
Insurance Fees	210
Professional Fees	878
Income Taxes	150

Subtotal	1,667
Less: interest income on cash and investment balances	(90)

Total net costs to be incurred during liquidation	$1,577

These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors, resolve outstanding litigation, and the ultimate timing of distributions to its stockholders, but does not include settlement amounts, fines or penalties, if any, that the Company might incur as a result of the DOJ subpoena or any other legal proceedings. These estimates will be reviewed quarterly and adjusted as projections and assumptions change.

Principles of Consolidation

As of December 31, 2012, the consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries, which are as follows:

•	ARC Europe, a Belgian company,

•	Allied Research BV (“BV”), a Dutch company,

•	Allied Research Cooperative (“Coop”) and,

•	ADG Sub USA, Inc. (“USA”)

On September 1, 2010, as discussed in Note A, Chemring acquired the assets of Mecar USA and the stock of Mecar, a wholly owned subsidiary of ARC Europe.

Significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and investment income and expenses during the reporting period. Actual results could differ from those estimates.

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

Short-term investments

Cash in excess of funds required for immediate use by the Company has been invested with the primary goal to preserve capital. As such, the funds are invested in short-term, high-quality, fixed-income securities which have a maturity of less than 12 months and are accounted for at fair value. As of December 31, 2012 and December 31, 2011, the fair value of these investments was $28,604 and $27,895, respectively, and was included in short-term investments on the consolidated statements of net assets.

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

Reportable segments

Prior to September 2010, the Company operated within two operating segments: Mecar and Mecar USA. In September 2010, the Company completed the divesture of Mecar and Mecar. As a result, Allied no longer has operating segments.

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

NOTE D — FUNDS HELD IN ESCROW

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. As of December 31, 2012 and 2011, $15,000 of the proceeds of the sale remains deposited in an escrow account to secure the Company’s indemnification obligations under the Agreement. Such amounts are included in Funds held in escrow on the Consolidated Statements of Net Assets (Liquidation Basis).

NOTE E — FAIR VALUE MEASUREMENTS

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

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

• Level 1—Observable inputs such as quoted prices in active markets for identical assets or liabilities.

• Level 2—Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and amounts derived from valuation models where all significant inputs are observable in active markets.

• Level 3—Unobservable inputs that reflect management’s assumptions.

For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated statement of net assets at December 31, 2012:

	Level 1	Level 2	Level 3	Total
Municipal Bonds	$23,697	$—	$—	$23,697
Certificates of Deposit	4,907	—	—	4,907

Total assets at fair value	$28,604	$—	$—	$28,604

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated statement of net assets at December 31, 2011:

	Level 1	Level 2	Level 3	Total
Municipal Bonds	$22,892	—	—	$22,892
Certificates of Deposit	5,003	—	—	5,003

Total assets at fair value	$27,895	$—	$—	$27,895

NOTE F — CONTINGENCIES AND COMMITMENTS

DOJ Subpoena

On January 19, 2010, the Company received a subpoena and communications from the U.S. Department of Justice (“DOJ”) requesting the Company produce documents relating to its dealings with foreign governments. The subpoena stated that it was issued in connection with an ongoing criminal investigation. See Note B for additional information regarding the DOJ proceedings.

Employee Severance Payments

The Company entered into employment agreements with certain management personnel at the Company’s subsidiaries and with certain domestic management personnel. These agreements provided for severance payments in the event of termination under certain conditions. In September 2010, the Company paid $1,650 in satisfaction of its severance obligations to the Company’s management personnel. Employment agreements with employees at Mecar and Mecar USA were assigned as part of the sale transactions. The Company is obligated to pay up to $0.075 million of additional severance payments at the time it makes distributions to stockholders. These expenses are included in the estimated net costs to be incurred during liquidation.

Leases

The Company leased domestic office space under an operating lease which expired in January 2013. The Company had subleased this office space to an unaffiliated party who has vacated the space at expiration of the lease.

Indemnification provisions

The Company sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of December 31, 2012, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,607 (€5,000), $5,200 and $863, respectively. At December 31, 2012, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 or (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At December 31, 2012, no amount has been accrued related to this indemnification as a liability is not deemed probable.

NOTE G — STOCKHOLDERS’ EQUITY

Rights Agreement

The Board of Directors adopted a Rights Agreement in 2001 and subsequently amended the agreement. The Rights Agreement expired at the close of business on December 31, 2011. Each right under the Rights Agreement entitled a stockholder to acquire at a purchase price of $50, one-hundredth of a share of preferred stock which carried voting and dividend rights similar to one share of common stock. Alternatively, a right holder could elect to purchase for $50 an equivalent number of common shares (or in certain circumstances, cash, property or other securities of the Company) at a price per share equal to one-half of the average market price for a specified period. In lieu of the purchase price, a right holder could elect to acquire one-half of the common shares available under the second option. The purchase price and the preferred share fractional amount were subject to adjustment for certain events as described in the Agreement.

NOTE H — PROVISION FOR INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse.

As of December 31, 2010, the Company provided for U.S. tax on foreign earnings of approximately $25,475 that is expected to be repatriated. As of December 31, 2012, $13,757 had been successfully repatriated. Income taxes related to repatriation of cash held in foreign countries is not expected to exceed $350. As of December 31, 2012, $200 of income taxes related to the repatriation has been paid and the remainder is expected to be paid in 2013. As of December 31, 2012, the fair value of net deferred tax assets is zero due to full valuation allowance.

The Company has reviewed all available information and has determined that there does not appear to have been an “ownership change” within the meaning of Section 382 of the Internal Revenue Code. If the Company is deemed to have had a change prior to the repatriation of foreign earnings, the Company’s ability to utilize its net operating loss and foreign tax credit carryovers to offset U.S. tax on the foreign earnings may be significantly limited.

As of December 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits. For the year ended December 31, 2012, there were no interest or penalties recorded.

In Belgium, the Company is still open to examination by the Belgian tax authorities from 2009 forward. Currently the tax years 2009 and 2010 are under examination. It is unclear at the present whether the results of that audit would have a material effect on the Company’s financial statements. In the United States, the Company is still open to examination from 2009 forward, although carryforward tax attributes that were generated prior to 2009 may still be adjusted upon examination by the U.S. tax authorities if they either have been or will be utilized.

NOTE I — SUBSEQUENT EVENTS

In accordance with Codification 855-50, “Subsequent Events”, the Company has reviewed subsequent events through the date of the filing and has determined there are no subsequent events that require disclosure.

EXHIBIT INDEX

Number	Description of Exhibit	Page

21	List of Subsidiaries	E-2

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 29, 2013	E-3

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002, dated March 29, 2013	E-4

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002, dated March 29, 2013	E-5

101

The following financial information from our Annual Report on Form 10-K for 2012 filed with the SEC formatted in Extensible Business Reporting Language (XBRL):

(i) Consolidated Statements of Net Assets (liquidation basis) as of December 31, 2012 and December 31, 2011;

(ii) Consolidated Statements of Changes in Net Assets (liquidation basis) for the years ended December 31, 2012 and 2011.

E-1