Form 10-Q
period 2013-03-31
ALLIED DEFENSE GROUP INC
filed 2013-05-15
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of registrant’s Common Stock outstanding as of April 30, 2013 was 8,235,195.

THE ALLIED DEFENSE GROUP, INC.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)

(Thousands of Dollars, except per share and share data)

	March 31, 2013	December 31, 2012
	Unaudited
ASSETS
Cash and cash equivalents	$3,405	$1,079
Short-term investments	25,998	28,604
Accrued interest receivable	350	330
Funds held in escrow	15,014	15,013

TOTAL ASSETS	44,767	45,026

LIABILITIES
Estimated net costs to be incurred during liquidation	1,388	1,577
Accounts payable	253	95
Other liabilities	99	98

TOTAL LIABILITIES	1,740	1,770

NET ASSETS IN LIQUIDATION	$43,027	$43,256

NUMBER OF SHARES OUTSTANDING	8,235,195	8,235,195
NET ASSETS IN LIQUIDATION PER SHARE	$5.22	$5.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Liquidation Basis)

(Unaudited)

(Thousands of Dollars)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Net assets on liquidation basis at beginning of period	$43,256	$44,333
Changes in fair value of net assets in liquidation
Adjust net assets to fair value	13	(15)
Increase in estimated net costs to be incurred during liquidation	(242)	(288)
Adjust estimated income to be earned during liquidation	—	2

Net assets on liquidation basis at end of period	$43,027	$44,032

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Liquidation Basis)

March 31, 2013

(Thousands of Dollars)

NOTE 1 — DESCRIPTION OF BUSINESS

Business Operations

The Allied Defense Group Inc. (“Allied” or the “Company”), a Delaware corporation, previously conducted a multinational defense business focused on the manufacture and sale of ammunition and ammunition related products for use by the U.S. and foreign governments. Allied’s business was conducted by its two wholly-owned subsidiaries: MECAR sprl, formerly Mecar S.A. (“Mecar”), and ADG Sub USA, Inc., formerly Mecar USA, Inc. (“Mecar USA”).

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

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on September 30, 2010, the date of the authorization of the Plan of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were stated at their estimated settlement amounts. Such value estimates were updated by the Company as of March 31, 2013 and December 31, 2012. The majority of net assets in liquidation at March 31, 2013 and December 31, 2012 were highly liquid and did not require adjustment as their estimated net realizable value approximates their current book value. The exception is the short-term investments which are subject to changes in market value.

Consolidated Statements of Net Assets (Liquidation Basis) and Changes in Net Assets (Liquidation Basis) are the financial statements presented under the liquidation basis of accounting. The valuations of assets at their net realizable values and liabilities at their anticipated settlement amounts represent estimates, based on present facts and circumstances associated with carrying out the Plan of Dissolution based on the assumptions set forth below. The actual values and costs associated with carrying out the Plan of Dissolution are expected to differ from the amounts shown herein because of the inherent uncertainty of the estimates. Such differences may be material. In particular, the estimates of the Company’s liquidation costs will vary with the length of time it operates under the Plan of Dissolution. Accordingly, it is not possible to predict the aggregate amount or timing of future distributions to stockholders, as long as the Plan of Dissolution is in effect and no assurance can be given that the amount of liquidating distributions to be received will equal or exceed the estimate of net assets in liquidation presented in the accompanying Consolidated Statements of Net Assets (Liquidation Basis).

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Liquidation Basis)

March 31, 2013

(Thousands of Dollars)

The estimated net costs to be incurred during liquidation as of March 31, 2013 are as follows:

Compensation for employees and directors	$164
Compliance costs	141
Insurance Fees	210
Professional Fees	791
Income Taxes	150

Subtotal	1,456
Less: interest income on cash and investment balances	(68)

Total net costs to be incurred during liquidation	$1,388

These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and the ultimate timing of distributions to its stockholders, but does not include any settlement amounts, fines or penalties, if any, that the Company might incur as a result of the DOJ subpoena or any other legal proceedings. These estimates are reviewed quarterly and adjusted as projections and assumptions change.

Principles of Consolidation

As of March 31, 2013, the consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries, which are as follows:

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Liquidation Basis)

March 31, 2013

(Thousands of Dollars)

NOTE 3 — SHORT-TERM INVESTMENTS

Cash in excess of funds required for immediate use by the Company has been invested with the primary goal to preserve capital. As such, the funds are invested in short-term, high-quality, fixed-income securities and are accounted for at fair value. As of March 31, 2013 and December 31, 2012, the fair value of these investments was $25,998 and $28,604, respectively, and was included in short-term investments on the Consolidated Statements of Net Assets (Liquidation Basis).

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

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Statement of Net Assets (Liquidation Basis) at March 31, 2013:

	Level 1	Level 2	Level 3	Total
Municipal Bonds	$22,072	$—	$—	$22,072
Certificates of Deposit	3,926	—	—	3,926

Total assets at fair value	$25,998	$—	$—	$25,998

The following table sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the Consolidated Statement of Net Assets (Liquidation Basis) at December 31, 2012:

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

As of December 31, 2010, the Company provided for U.S. tax on foreign earnings of approximately $25,475 that is expected to be repatriated. As of March 31, 2013, $13,757 had been successfully repatriated. Income taxes related to repatriation of cash held in foreign countries is not expected to exceed $350. As of March 31, 2013, $200 of income taxes related to the repatriation has been paid and the remainder is expected to be paid in 2013. As of March 31, 2013, the fair value of net deferred tax assets is zero due to full valuation allowance.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Liquidation Basis)

March 31, 2013

(Thousands of Dollars)

As of March 31, 2013 and December 31, 2012, the Company had no unrecognized tax benefits. For the quarter ended March 31, 2013, there were no interest or penalties recorded.

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

Employee Severance Payments

The Company entered into employment agreements with certain management personnel at the Company’s subsidiaries and with certain domestic management personnel. These agreements provided for severance payments in the event of termination under certain conditions. In September 2010, the Company paid $1,650 in satisfaction of its severance obligations to the Company’s management personnel. Employment agreements with employees at Mecar and Mecar USA were assigned as part of the sale transactions. The Company is obligated to pay up to $75 of additional severance payments at the time it makes distributions to stockholders. These expenses are included in the estimated net costs to be incurred during liquidation.

Indemnification provisions

The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of March 31, 2013, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,408 (€5,000), $5,200 and $863, respectively. At March 31, 2013, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At March 31, 2013, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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

In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective the close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings. Such net costs were estimated to be $1.388 million as of March 31, 2013. Our estimates are based on assumptions regarding our ability to settle outstanding obligations and the ultimate timing of distributions to our stockholders, but do not include any settlement amounts, fines or penalties, if any, that we might incur as a result of the Department of Justice (“DOJ”) subpoena or any other legal proceedings. Our estimate of net costs only includes costs through December 31, 2013 based on the assumption that the Company will reach resolution of the DOJ inquiry prior to that date.

The Company received a subpoena from the DOJ on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. This subpoena was issued at the same time as the DOJ announced that it had indicted several individuals in connection with a Foreign Corrupt Practices Act (“FCPA”) sting operation, including an employee of MECAR USA. This individual’s employment was promptly terminated. The DOJ initially limited its request of documents to those relating to the former employee of Mecar USA. The DOJ subsequently advised the Company that it is conducting an industry-wide review, and therefore the DOJ’s investigation of the Company will be expanded and ongoing. The Company also received inquiries from the Securities and Exchange Commission (“SEC”) as to this matter.

In early 2012, the DOJ dismissed charges against all individuals indicted in the FCPA sting operation, including the former employee of MECAR USA. The Company has subsequently requested that the DOJ consider the Company’s status in its investigation so that the Company may move forward with distributions to Company stockholders. The SEC has advised that it will not pursue an enforcement action against the Company. The discussions with the DOJ are continuing and based upon these discussions it appears likely that resolution of the DOJ inquiry will involve a payment by the Company in connection with at least one transaction involving the former employee of MECAR USA. At this point, the amount of this payment is undeterminable. In April 2013, Company representatives met with senior DOJ officials to discuss the Company’s status in the ongoing investigation. No resolution was reached at this meeting, but the Company believes that it was a productive meeting that moved the Company forward in its efforts to resolve this matter and effect a corporate dissolution.

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

Net Assets on Liquidation Basis at March 31, 2013

Net assets in liquidation at March 31, 2013 are $43.027 million compared to $43.256 million at December 31, 2012. The change in net assets in liquidation is due to adjustments to: (i) the fair value of assets and (ii) estimated costs to be incurred during liquidation. The net assets in liquidation per share as of March 31, 2013 have been adjusted to $5.22 as compared to $5.25 as of December 31, 2012, $5.26 as of September 30, 2012, $5.32 as of June 30, 2012, $5.35 as of March 31, 2012 and $5.38 as of December 31, 2011.

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

Our estimate of net costs to be incurred during liquidation includes costs through December 31, 2013. We have assumed that we will be in a position to make an initial distribution to stockholders by the end of 2013. To meet this goal we must (i) complete the Delaware law requirements for liquidation, which include creditor notices, newspaper publications and a petition to the Delaware courts and (ii) complete the DOJ settlement. We have initiated the Delaware law proceedings and anticipate completing them in 2013, contingent upon timely resolution of the DOJ settlement. If we are unable to timely complete the Delaware law proceedings and/or the DOJ settlement, we will incur additional costs in 2014 and continuing until we complete these matters. Such a delay will further reduce the amount available for distribution to the stockholders.

As of March 31, 2013, cash and cash equivalents increased by approximately $2.3 million and short-term investments decreased by approximately the same amount from December 31, 2012. The shift between these asset categories is the result of temporarily investing in institutional money market funds (classified as cash equivalents) which at that time provided a higher yield than municipal bonds and certificates of deposit.

Changes in Net Assets on Liquidation Basis During the Three Months Ended March 31, 2013

The table below summarizes the changes in net assets during the three months ended March 31, 2013:

Three Months Ended
March 31, 2013
Net assets on liquidation basis at beginning of period	$43,256
Changes in fair value of net assets in liquidation
Adjust net assets to fair value	13
Increase in estimated net costs to be incurred during liquidation	(242)
Adjust estimated income to be earned during liquidation	—

Net assets on liquidation basis at end of period	$43,027

The change in net assets in liquidation during the three months ended March 31, 2013 is the net effect of valuation changes to the net assets, and changes in the estimated net costs to be incurred during liquidation. Adjusting net assets to fair market value increased the net assets in liquidation by $0.013 million. The change in estimated net costs to be incurred during liquidation decreased the net assets by $0.242 million. The net effect was a decrease of $0.229 million in net assets in liquidation for the three months ended March 31, 2013.

The Company invests only in money market funds and short-term investments with maturities of less than twelve months. At the date of purchase, the amount paid for a short-term investment exceeds the maturity value of the investment. Over the remaining term of the investment the Company receives income at the coupon rate which represents a return of the excess purchase price plus income at the market rate. The current market rate for our investments is between 0.25% and 0.30% per year. Our investment income during the year is the net of the unrealized fair value adjustment and the income received. During the first quarter of 2013, the net investment income was approximately $0.035 million. These amounts were previously accrued as a reduction to the estimated net costs and therefore do not impact the change in the estimated net costs to liquidate.

The table below reconciles the changes during the quarter ended March 31, 2013, in the estimated net costs to be incurred during liquidation:

	(in thousands)
	December 31,	Changes in	(Costs Incurred)	March 31,
Estimated Net Costs to be Incurred During Liquidation	2012	Estimates	Income Received	2013
Estimated net costs to be incurred during liquidation:
Compensation for employees and directors	$193	$—	$(29)	$164
Compliance costs	236	(16)	(79)	141
Insurance Fees	210	—	—	210
Professional Fees	878	258	(345)	791
Income Taxes	150	—	—	150

Subtotal	1,667	242	(453)	1,456
Less: interest income on cash and investment balances	(90)	—	22	(68)

Total net costs to be incurred during liquidation	$1,577	$242	$(431)	$1,388

The estimate of costs to be incurred in liquidation was increased by $0.242 million in the first quarter of 2013 primarily as a result of an increase in professional fees related to the DOJ inquiry.

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

The Company believes the following are its critical accounting policies which affect its more significant judgments and estimates used in the preparation of its unaudited condensed consolidated financial statements:

•	Estimates of the potential liability associated with litigation and government investigations.

•

Estimates of expenses incurred and interest income received during liquidation. Under the liquidation basis of accounting, the Company accrues for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, fees for professional service providers and miscellaneous other costs, partially offset by estimated future interest earnings. These estimates are undiscounted for present value and are based on the assumption that liquidation will occur no later than December 31, 2013.

•

Fair Value of financial instruments. The fair values for substantially all of our financial assets and financial liabilities are based on observable prices and inputs and are classified in Level 1 of the hierarchy.

A complete discussion of these policies is contained in our Form 10-K filed on March 29, 2013 with the Securities and Exchange Commission for the year ended December 31, 2012. There were no significant changes to the critical accounting policies discussed in the Company’s Form 10-K filed for December 31, 2012.

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

Employee Severance Payments

The Company entered into employment agreements with certain management personnel at the Company’s subsidiaries and with certain domestic management personnel. In September 2010, the Company paid $1.650 million in satisfaction of its severance obligations to the Company management personnel. Employment agreements with employees at Mecar and Mecar USA were assigned as part of the sale transactions. The Company is obligated to pay up to $0.075 million of additional severance payments at the time it makes distributions to stockholders. These expenses are included in the estimated net costs to be incurred during liquidation.

Indemnification provisions

The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of September 30, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1.0 million, $0.950 million, $6.408 million (€5.0 million), $5.2 million and $0.863 million, respectively. At March 31, 2013, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.560 million in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15 million plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released as early as June 24, 2013. At March 31, 2013, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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

Disclosure Controls and Procedures

Subject to the provisions set forth in the Overview section above, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of March 31, 2013.

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

The former employee was arrested on January 19, 2010, along with twenty-one other individuals, after a large-scale undercover operation that targeted foreign bribery in the military and law enforcement products industry. The indictments of the twenty-one individuals allege that the defendants conspired to violate the Foreign Corrupt Practices Act (“FCPA”), conspired to engage in money laundering and engaged in substantive violations of the FCPA.

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

In early 2012, the DOJ dismissed charges against all individuals indicted in the FCPA sting operation, including the former employee of MECAR USA. Since this time, the Company’s outside counsel has had numerous discussions with the DOJ regarding the inquiry. Based upon these discussions, it appears likely that resolution of this inquiry will involve a payment by the Company in connection with at least one transaction involving the former employee of Mecar USA. At this point, the amount of this payment is undeterminable. In April 2013, Company representatives met with senior DOJ officials to discuss the Company’s status in the ongoing investigation. No resolution was reached at this meeting, but the Company believes that it was a productive meeting that moved the Company forward in its efforts to resolve this matter and effect a corporate dissolution.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the first quarter of 2013 filed with the SEC formatted in Extensible Business Reporting Language (XBRL):

(i) Consolidated Statements of Net Assets as of March 31, 2013 and December 31, 2012 (Liquidation Basis)

(ii) Consolidated Statements of Changes in Net Assets for the three months ended March 31, 2013 and 2012 (Liquidation Basis).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

/s/ Charles S. Ream
Date: May 15, 2013	Charles S. Ream
Director and Chief Financial Officer