Form 10-Q
period 2013-06-30
ALLIED DEFENSE GROUP INC
filed 2013-08-14
CIK 3952

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of registrant’s Common Stock outstanding as of July 31, 2013 was 8,235,195.

THE ALLIED DEFENSE GROUP, INC.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF NET ASSETS (Liquidation Basis)

(Thousands of Dollars, except per share and share data)

	June 30, 2013
	Unaudited	December 31, 2012
ASSETS
Cash and cash equivalents	$8,232	$1,079
Short-term investments	20,734	28,604
Accrued interest receivable	333	330
Funds held in escrow	15,016	15,013

TOTAL ASSETS	44,315	45,026

LIABILITIES
Estimated net costs to be incurred during liquidation	908	1,577
Accounts payable	37	95
Other liabilities	101	98

TOTAL LIABILITIES	1,046	1,770

NET ASSETS IN LIQUIDATION	$43,269	$43,256

NUMBER OF SHARES OUTSTANDING	8,235,195	8,235,195
NET ASSETS IN LIQUIDATION PER SHARE	$5.25	$5.25

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS (Liquidation Basis)

(Unaudited)

(Thousands of Dollars)

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Net assets in liquidation at beginning of period	$43,027	$43,256
Changes in fair value of net assets in liquidation
Adjust net assets to fair value	(11)	2
Decrease in estimated net costs to be incurred during liquidation	256	14
Adjust estimated income to be earned during liquidation	(3)	(3)

Net assets in liquidation at end of period	$43,269	$43,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Liquidation Basis)

June 30, 2013

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

Under the liquidation basis of accounting, the carrying amounts of assets as of the close of business on September 30, 2010, the date of the authorization of the Plan of Dissolution by the Company, were adjusted to their estimated net realizable values and liabilities, including the estimated costs associated with implementing the Plan of Dissolution, were stated at their estimated settlement amounts. Such value estimates were updated by the Company as of June 30, 2013 and December 31, 2012.

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Liquidation Basis)

June 30, 2013

(Thousands of Dollars)

The estimated net costs to be incurred during liquidation as of June 30, 2013 are as follows:

Compensation for employees and directors	$131
Compliance costs	94
Insurance fees	210
Professional fees	650
Income taxes	(132)

Subtotal	953
Less: interest income on cash and investment balances	(45)

Net costs to be incurred during liquidation	$908

These estimates are based on assumptions regarding the Company’s ability to settle outstanding obligations to creditors and the ultimate timing of distributions to its stockholders, but does not include any settlement amounts, fines or penalties, if any, that the Company might incur as a result of any legal proceedings. These estimates are reviewed quarterly and adjusted as projections and assumptions change.

Principles of Consolidation

As of June 30, 2013, the consolidated financial statements of the Company include the accounts of Allied and its wholly-owned subsidiaries, which are as follows:

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

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Liquidation Basis)

June 30, 2013

(Thousands of Dollars)

NOTE 3 — SHORT-TERM INVESTMENTS

Cash in excess of funds required for immediate use by the Company has been invested with the primary goal to preserve capital. As such, the funds are invested in short-term, high-quality, fixed-income securities and are accounted for at fair value. As of June 30, 2013 and December 31, 2012, the fair value of these investments was $20,734 and $28,604, respectively, and was included in short-term investments on the Consolidated Statements of Net Assets (Liquidation Basis).

In addition to short-term investments, the Company invests in money market funds which are classified as cash equivalents. Amounts are transferred between short-term investments and money market funds based on investment availability and yield.

NOTE 4 — FAIR VALUE MEASUREMENTS

The following table sets forth the assets measured at fair value on a recurring basis, by input level, in the Consolidated Statement of Net Assets (Liquidation Basis) at June 30, 2013:

	Level 1	Level 2	Level 3	Total
Municipal Bonds	$18,278	$—	$—	$18,278
Certificates of Deposit	2,456	—	—	2,456

Total assets at fair value	$20,734	$—	$—	$20,734

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

As of December 31, 2010, the Company provided for U.S. tax on foreign earnings of approximately $25,475 that are expected to be repatriated. As of June 30, 2013, approximately $13,757 had been successfully repatriated and the remaining amount will be repatriated upon the release of the escrow.

As of June 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits. No additional income tax is expected to be payable in repatriating the remaining amount. As of June 30, 2013, the fair value of net deferred tax assets is zero due to full valuation allowance. In early August 2013, the Company received a refund of $132 based on its 2012 US Income Tax Return. For the quarter ended June 30, 2013, there were no interest or penalties recorded.

The Allied Defense Group, Inc.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Liquidation Basis)

June 30, 2013

(Thousands of Dollars)

In Belgium, the Company is still open to examination by the Belgian tax authorities from 2009 forward. Currently, the tax years 2009 and 2010 are under examination. The Company does not expect the results of that audit to have a material effect on the Company’s financial statements. In the United States, the Company is still open to examination from 2009 forward, although carryforward tax attributes that were generated prior to 2009 may still be adjusted upon examination by the U.S. tax authorities if they either have been or will be utilized.

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

Indemnification provisions

The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of June 30, 2013, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1,000, $950, $6,504 (€5,000), $5,200 and $863, respectively. At June 30, 2013, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59,560 in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15,000 plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released. At present, the Company is not entitled to such a partial release of the escrowed funds. At June 30, 2013, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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

In connection with the adoption of the Plan of Dissolution and the anticipated liquidation of the Company, we adopted the liquidation basis of accounting effective the close of business on September 30, 2010, whereby assets are valued at their estimated net realizable cash values and liabilities are stated at their estimated settlement amounts. Uncertainties as to the ultimate amount of our liabilities make it impractical to predict the aggregate net value that may ultimately be distributable to stockholders. Under the liquidation basis of accounting, we accrue for the remaining costs to be incurred during liquidation, including compensation for remaining directors, consultants, insurance costs, fees for professional service providers, income taxes, and miscellaneous other costs, partially offset by estimated future interest earnings. Such net costs were estimated to be $0.908 million as of June 30, 2013. Our estimates are based on assumptions regarding our ability to settle outstanding obligations and the ultimate timing of distributions to our stockholders, but do not include any settlement amounts, fines or penalties, if any, that we might incur as a result of any legal proceedings. Our estimate of net costs only includes costs through December 31, 2013 based on the assumption that the Company will make distributions to stockholders by the end of 2013.

The Company received a subpoena from the DOJ on January 19, 2010 requesting that the Company produce documents relating to its dealings with foreign governments. This subpoena was issued at the same time as the DOJ announced that it had indicted several individuals in connection with a Foreign Corrupt Practices Act (“FCPA”) sting operation, including an employee of MECAR USA. This individual’s employment was promptly terminated. The DOJ initially limited its request of documents to those relating to the former employee of Mecar USA. The DOJ subsequently advised the Company that it was conducting an industry-wide review, and therefore the DOJ’s investigation of the Company was expanded. The Company had also received inquiries from the Securities and Exchange Commission (“SEC”) as to this matter.

In late 2012, the SEC advised that it will not pursue an enforcement action against the Company and in early August 2013, the DOJ advised that it has decided to close its inquiry into this matter.

No distributions to stockholders are expected prior to completion of the Delaware dissolution process which includes notice to creditors and publication of the dissolution, followed by a petition to the Delaware courts. The Company is finalizing the creditor notice process and believes it will be in a position to make an initial distribution to stockholders by the end of 2013.

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

Net Assets in Liquidation at June 30, 2013

Net assets in liquidation at June 30, 2013 are $43.269 million compared to $43.256 million at December 31, 2012. The net assets in liquidation per share as of June 30, 2013 and December 31, 2012 are $5.25. The net assets per share as of June 30, 2013 increased to $5.25 as compared to $5.22 as of March 31, 2013.

We expect to use all of our net assets to complete our Plan of Dissolution, which includes settling existing claims against the Company, including current liabilities and accrued expenses, and making cash liquidating distributions to our shareholders. Net assets available for liquidating distributions to shareholders may vary if we incur greater than estimated operating expenses associated with executing the Plan of Dissolution or if there are existing, but unknown claims made against us in the future.

Our estimate of net costs to be incurred during liquidation includes costs through December 31, 2013. We have assumed that we will be in a position to make an initial distribution to stockholders by the end of 2013. To meet this goal we must complete the Delaware law requirements for liquidation, which include creditor notices, newspaper publications and a petition to the Delaware courts. We have initiated the Delaware law proceedings and anticipate completing them in 2013. If we are unable to timely complete the Delaware law proceedings, we will incur additional costs in 2014 and continuing until we complete these matters. Such a delay will further reduce the amount available for distribution to the stockholders.

As of June 30, 2013, cash and cash equivalents increased by approximately $7.2 million and short-term investments decreased by $7.9 from December 31, 2012. The shift between these asset categories is the result of temporarily investing in institutional money market funds (classified as cash equivalents) which at that time provided a higher yield than municipal bonds and certificates of deposit.

Changes in Net Assets in Liquidation During the Three Months Ended June 30, 2013

The table below summarizes the changes in net assets during the three months ended June 30, 2013:

Three Months Ended
June 30, 2013
Net assets in liquidation at beginning of period	$43,027
Changes in fair value of net assets in liquidation
Adjust net assets to fair value	(11)
Decrease in estimated net costs to be incurred during liquidation	256
Adjust estimated income to be earned during liquidation	(3)

Net assets in liquidation at end of period	$43,269

The change in net assets in liquidation during the three months ended June 30, 2013 is the net effect of valuation changes to the net assets, changes in the estimated net costs to be incurred during liquidation and changes in the estimated income to be earned during liquidation. Adjusting net assets to fair market value decreased the net assets in liquidation by $0.011 million. The decrease in the estimated net costs to be incurred during liquidation increased the net assets by $0.256 million. Reducing estimated income to be earned during liquidation decreased the net assets in liquidation by $0.003 million. The net effect was an increase of $0.242 million in net assets in liquidation for the three months ended June 30, 2013.

The Company invests only in money market funds and short-term investments with maturities of less than twelve months. At the date of purchase, the amount paid for a short-term investment exceeds the maturity value of the investment. Over the remaining term of the investment the Company receives income at the coupon rate which represents a return of the excess purchase price plus income at the market rate. The current market rate for our investments is between 0.25% and 0.30% per year. Our investment income is the net of the unrealized fair value adjustment and the income received. During the second quarter of 2013, the net investment income was approximately $0.020 million. These amounts were previously accrued as a reduction to the estimated net costs and therefore do not impact the change in the estimated net costs to liquidate.

The table below reconciles the changes during the quarter ended June 30, 2013, in the estimated net costs to be incurred during liquidation:

	(in thousands)
	March 31,	Changes in	(Costs Incurred)	June 30,
Estimated Net Costs to be Incurred During Liquidation	2013	Estimates	Income Received	2013
Estimated net costs to be incurred during liquidation:
Compensation for employees and directors	$164	$(4)	$(29)	$131
Compliance costs	141	(3)	(44)	94
Insurance fees	210	(1)	1	210
Professional fees	791	34	(175)	650
Income taxes	150	(282)	—	(132)

Subtotal	1,456	(256)	(247)	953
Less: interest income on cash and investment balances	(68)	3	20	(45)

Net costs to be incurred during liquidation	$1,388	$(253)	$(227)	$908

The estimate of costs to be incurred in liquidation was decreased by $0.256 million in the second quarter of 2013, primarily as a result of a change in estimated taxes due. Prior to June 2013, the expected tax liability associated with the liquidation accounting was $0.350 million. Of this amount, $0.200 million was paid in 2011. The tax expense was recorded in 2010 and the remaining balance of $0.150 million was a component of estimated net costs to be incurred during liquidation. Due to the significant additional losses incurred in 2012, the Company is expecting a tax refund of $0.132 million with its 2012 US Income Tax Return, and reversed the accrual of $0.150 million, as the Company does not expect to have a future tax liability.

Changes in Net Assets in Liquidation During the Six Months Ended June 30, 2013

The table below summarizes the changes in net assets during the six months ended June 30, 2013:

Six Months Ended
June 30, 2013
Net assets in liquidation at beginning of period	$43,256
Changes in fair value of net assets in liquidation
Adjust net assets to fair value	2
Decrease in estimated net costs to be incurred during liquidation	14
Adjust estimated income to be earned during liquidation	(3)

Net assets in liquidation at end of period	$43,269

The change in net assets in liquidation during the six months ended June 30, 2013 is the net effect of valuation changes to the net assets, changes in the estimated net costs to be incurred during liquidation and changes in the estimated income to be earned during liquidation. Adjusting net assets to fair market value increased the net assets in liquidation by $0.002 million. The decrease in the estimated net costs to be incurred during liquidation increased the net assets by $0.014 million. Reducing estimated income to be earned during liquidation decreased the net assets in liquidation by $0.003 million. The net effect was an increase of $0.013 million in net assets in liquidation for the six months ended June 30, 2013.

The table below reconciles the changes during the six months ended June 30, 2013, in the estimated net costs to be incurred during liquidation:

	(in thousands)
	December 31,	Changes in	(Costs Incurred)	June 30,
Estimated Net Costs to be Incurred During Liquidation	2012	Estimates	Income Received	2013
Estimated net costs to be incurred during liquidation
Compensation for employees and directors	$193	$(4)	$(58)	$131
Compliance and other office costs	236	(19)	(123)	94
Insurance fees	210	(1)	1	210
Professional fees	878	292	(520)	650
Income taxes	150	(282)	—	(132)

Subtotal	1,667	(14)	(700)	953
Less: interest income on cash and investment balances	(90)	3	42	(45)

Net costs to be incurred during liquidation	$1,577	$(11)	$(658)	$908

There was no significant change in the estimated net costs to be incurred during liquidation during the six months ended June 30, 2013 as a reduction in income taxes offset increased professional fees related to the DOJ inquiry.

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

Indemnification provisions

The Company has sold its SeaSpace, Titan, the VSK Group, GMS and NSM subsidiaries in separate transactions starting with the first transaction closing in 2007. In each transaction, the Company agreed to indemnify the purchaser for periods subsequent to closing for losses arising from breaches of representations, warranties and covenants. Indemnification periods varied based on the particular representation, warranty or covenant covered, the vast majority of which have all expired. As of September 30, 2011, the only remaining indemnification obligations relate to representations and warranties concerning taxes, environmental matters, breaches of title, breaches of authorization and fraud. For SeaSpace, Titan, the VSK Group, GMS and NSM, these indemnification provisions have been capped at $1.0 million, $0.950 million, $6.504 million (€5.0 million), $5.2 million and $0.863 million, respectively. At June 30, 2013, no amount has been accrued related to these indemnifications as a liability is not deemed probable.

On June 24, 2010, the Company signed a definitive purchase and sale agreement with Chemring Group PLC pursuant to which Chemring agreed to acquire substantially all of the assets of the Company for $59.560 million in cash and the assumption of certain liabilities. The purchase and sale agreement contains certain indemnification provisions pursuant to which the Company may be required to indemnify the buyer for a period subsequent to the completion of the sale for any and all losses directly or indirectly based upon, related to, arising out of or in connection with Mecar’s completed contracts, Mecar USA liabilities retained by the Company and any failure by the Company to satisfy all transaction related expenses. The Company’s indemnification liability is limited to, and capped at, the escrowed amount of $15 million plus the accumulated interest. The Company’s indemnification obligations expire upon the earlier of (i) June 30, 2015 and (ii) the Company’s entry into either a court or administrative order or a Chemring-approved settlement agreement, in either case, finally resolving the matters relating to the DOJ’s subpoena. In the absence of such final resolution, in certain circumstances, up to 50% of the escrowed funds may be released. At present, the Company is not entitled to such a partial release of the escrowed funds. At June 30, 2013, no amount has been accrued related to this indemnification as a liability is not deemed probable.

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

Disclosure Controls and Procedures

Subject to the provisions set forth in the Overview section above, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by the report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of June 30, 2013.

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

In late 2012, the SEC advised that it will not pursue an enforcement action against the Company and in early August 2013, the DOJ advised that it has decided to close its inquiry into this matter.

No distributions to stockholders are expected prior to completion of the Delaware dissolution process which includes notice to creditors and publication of the dissolution, followed by a petition to the Delaware courts. The Company is finalizing the creditor notice process and believes it will be in a position to make an initial distribution to stockholders by the end of 2013.

Item 1A. Risk Factors

Not required for a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

In early August, 2013, the DOJ advised that it has decided to close its investigation with respect to the Company.

Item 6. Exhibits

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from our Quarterly Report on Form 10-Q for the second quarter of 2013 filed with the SEC formatted in Extensible Business Reporting Language (XBRL):

(i)     Consolidated Statements of Net Assets as of June 30, 2013 and December, 31, 2012 (Liquidation Basis)

(ii)    Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2013 (Liquidation Basis).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE ALLIED DEFENSE GROUP, INC.

/s/ Charles S. Ream
Date: August 14, 2013	Charles S. Ream
Director and Chief Financial Officer